Form 10-K
TechnipFMC plc
filed 2017-01-13
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-213067

TechnipFMC plc
(Exact name of registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One St. Paul’s Churchyard London, United Kingdom	EC4M 8AP
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44 203/429-3900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, nominal value £1 per share	Not applicable
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☐    NO  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☒    NO  ☐
The number of shares of the registrant’s ordinary shares, £1 par value, outstanding as of January 13, 2017 was 1.
All of the voting stock of the registrant is held by an affiliate of the registrant. FMC Technologies, Inc. is the sole holder of record of the registrant’s equity. There is no publicly traded market for any class of voting stock of the registrant.
Explanatory Note
TechnipFMC plc (formerly known as TechnipFMC Limited and FMC Technologies SIS Limited) is a public limited company incorporated under the laws of England and Wales (“TechnipFMC”). TechnipFMC was formed on December 9, 2015 for the purpose of facilitating the business combination of FMC Technologies, Inc., a Delaware corporation (“FMCTI”), and Technip S.A., a French société anonyme (“Technip”).
In this Form 10-K, we are reporting the shell company results for TechnipFMC for the fiscal year ended December 31, 2016 and for the period December 9, 2015 through December 31, 2015. As of December 31, 2016, TechnipFMC was a wholly-owned subsidiary of FMCTI. Prior to December 31, 2016, and during the period reported herein, TechnipFMC did not conduct any business operations other than that which are incidental to its formation and in connection with the transactions contemplated by the Business Combination Agreement (as defined below).
Pursuant to the terms of a definitive Business Combination Agreement, originally dated as of June 14, 2016, and amended December 14, 2016 (the “Business Combination Agreement”), Technip will merge with TechnipFMC, with TechnipFMC continuing as the surviving company (the “Technip Merger”), and each ordinary share of Technip (the “Technip Shares”), other than Technip Shares owned by Technip or its wholly-owned subsidiaries, will be exchanged for 2.00 ordinary shares of TechnipFMC (“TechnipFMC Shares”), subject to the terms of the Business Combination Agreement. Immediately following the Technip Merger, a wholly-owned indirect subsidiary of TechnipFMC (“Merger Sub”) will merge with FMCTI, with FMCTI continuing as the surviving company and as a wholly-owned indirect subsidiary of TechnipFMC (the “FMCTI Merger” and, together with the Technip Merger, the “Mergers”), and each share of common stock of FMCTI (the “FMCTI Shares”), other than FMCTI Shares owned by FMCTI, TechnipFMC, Merger Sub or their respective wholly-owned subsidiaries, will be exchanged for 1.00 TechnipFMC Share, subject to the terms of the Business Combination Agreement.
As of the date of this report, and as of December 31, 2016, TechnipFMC does not beneficially own any FMCTI Shares or Technip Shares. Following the Mergers, TechnipFMC will be the holding company of the combined businesses of FMCTI and Technip, and it is expected that TechnipFMC Shares will be listed under the symbol “FTI” on the New York Stock Exchange and the regulated market of Euronext Paris.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I 1(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I

ITEM 1. BUSINESS

OVERVIEW

On May 19, 2016, FMC Technologies, Inc., a Delaware corporation (“FMCTI”), and Technip S.A., a French société anonyme (“Technip”), announced their intention to combine in a transaction that the boards of directors of FMCTI and Technip believe represents a compelling opportunity to create a new global leader in Subsea, Surface and Onshore/Offshore systems and services to the oil and gas industry with the capacity to redefine the production of oil and gas through continued growth and innovation.
TechnipFMC plc (“TechnipFMC”) is a wholly-owned subsidiary of FMCTI. On December 9, 2015, TechnipFMC was incorporated under the laws of England and Wales as a private limited company under the name FMC Technologies SIS Limited, for the purpose of entering into a definitive Business Combination Agreement, dated as of June 14, 2016 (the “Business Combination Agreement”). On August 4, 2016, the legal name of FMC Technologies SIS Limited was changed to TechnipFMC Limited, and, on January 11, 2017, was subsequently re-registered as TechnipFMC plc, a public limited company incorporated under the laws of England and Wales.
Pursuant to the terms of the Business Combination Agreement, Technip will merge with TechnipFMC, with TechnipFMC continuing as the surviving company (the “Technip Merger”), and each ordinary share of Technip (the “Technip Shares”), other than Technip Shares owned by Technip or its wholly owned subsidiaries, will be exchanged for 2.00 ordinary shares of TechnipFMC (“TechnipFMC Shares”), subject to the terms of the Business Combination Agreement. Immediately following the Technip Merger, a wholly-owned indirect subsidiary of TechnipFMC (“Merger Sub”) will merge with FMCTI, with FMCTI continuing as the surviving company and as a wholly-owned indirect subsidiary of TechnipFMC (the “FMCTI Merger” and, together with the Technip Merger, the “Mergers”), and each share of common stock of FMCTI (the “FMCTI Shares”), other than FMCTI Shares owned by FMCTI, TechnipFMC, Merger Sub or their respective wholly-owned subsidiaries, will be exchanged for 1.00 TechnipFMC Share, subject to the terms of the Business Combination Agreement.
On December 14, 2016, FMCTI, Technip and TechnipFMC, entered into Amendment No. 1 (the “Amendment”) to the Business Combination Agreement by and among FMCTI, Technip and TechnipFMC. The Amendment provides for certain technical changes to the Business Combination Agreement, including certain closing mechanics.
FMCTI, Technip and TechnipFMC also entered into a Joinder Agreement (the “Joinder”) with TechnipFMC US Merger Sub LLC, a Delaware limited liability company (“Merger Sub”), TechnipFMC Holdings plc, a private limited company incorporated under the laws of England and Wales (“UK Holdco”), and TechnipFMC US Holdings LLC, a Delaware limited liability company (“US Holdco”), whereby UK Holdco, US Holdco and Merger Sub became a party to the Business Combination Agreement with the same force and effect as if originally named therein.
TechnipFMC has not conducted any business operations other than that which are incidental to its formation and in connection with the transactions contemplated by the Business Combination Agreement. Following the Mergers, TechnipFMC will be the holding company of the combined businesses of FMCTI and Technip, and it is expected that TechnipFMC Shares will be listed on the New York Stock Exchange and the regulated market of Euronext Paris.

The principal executive offices of TechnipFMC are located at 1 St. Paul’s Churchyard, London EC4M 8AP, United Kingdom and its telephone number at that address is +44 203 429 3900.

ITEM 1A. RISK FACTORS

Important risk factors that could impact our ability to achieve our anticipated operating results and growth plan goals are presented below. The following risk factors should be read in conjunction with discussions of our business and the factors affecting our business located elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”).
The Mergers will not be consummated until January 16, 2017 and each of the parties has limited rights to terminate the Business Combination Agreement until such date.
Under applicable U.K. regulations, the Technip Merger cannot become effective until a period of at least 21 days has elapsed following the issuance of the Technip Merger Order. The Technip Merger Order, which was obtained on December 21, 2016, set the effective time of the Technip Merger for January 16, 2017 at 22:58 GMT. To obtain the Technip Merger Order, each of TechnipFMC and Technip appeared at a hearing of the English Court, requested the order pursuant to the U.K. Merger Regulations and affirmed that all closing conditions under the Business Combination Agreement had been satisfied or waived. Until the effective time of the Technip Merger, each of the parties has limited rights to terminate the Business Combination Agreement and to seek to terminate the effectiveness of the Technip Merger Order (and may be required to consummate the Mergers), notwithstanding the occurrence of circumstances that might otherwise cause certain closing conditions under the Business Combination Agreement to not be satisfied had such events occurred prior to the issuance of the Technip Merger Order. The parties have agreed in the Business Combination Agreement that following receipt of the Technip Merger Order, the parties will not take any action to modify, rescind or terminate the Technip Merger Order without the prior written consent of the other parties. However, if the Business Combination Agreement is terminated before the effective time of the Technip Merger but after receipt of the Technip Merger Order from the English Court, the parties have agreed to take action to eliminate the Technip Merger Order prior to the effective time of the Technip Merger. It cannot be assured that the English Court would give effect to a request to eliminate or amend the Technip Merger Order after the Technip Merger Order has been issued, and as a consequence there can be no guarantee that Technip, TechnipFMC and FMCTI would not be required to consummate the Mergers even if events were to occur that would have otherwise given the parties the right to terminate the Business Combination Agreement had such events occurred prior to the issuance of the Technip Merger Order.
The Business Combination Agreement may be terminated if certain tax opinions are not received.
Pursuant to the Business Combination Agreement, each of FMCTI and Technip may terminate the transactions contemplated by the Business Combination Agreement prior to the effective time of the Technip Merger if either FMCTI has not received from Latham & Watkins LLP or Technip has not received from Davis Polk & Wardwell LLP an opinion to the effect that Section 7874 (as defined in the section entitled “The IRS may not agree with the conclusion that TechnipFMC should be treated as a foreign corporation for U.S. federal tax purposes” of this report) should not apply in such a manner so as to cause TechnipFMC to be treated as a U.S. domestic corporation for U.S. federal income tax purposes as a result of the transactions contemplated by the Business Combination Agreement. The underlying facts as of the effective time of the Technip Merger may cause counsel to be unable to render the opinions which are the subject of the termination right, including as a result of fluctuations in the value of FMCTI Shares or Technip Shares, the value of certain assets held then by Technip or the amount of liabilities assumed in the Technip Merger. In addition, there may be changes in law (including IRS guidance) that may cause either counsel to be unable to render such opinions.

Failure to complete the Mergers due to a termination of the Business Combination Agreement could negatively impact the stock price and the future business and financial results of FMCTI and Technip.
If the Mergers are not completed due to a termination of the Business Combination Agreement, the ongoing businesses of FMCTI may be adversely affected and, without realizing any of the benefits of having completed the Mergers, FMCTI and Technip would be subject to a number of risks, including the following:

•	FMCTI may be required, under certain circumstances, to pay Technip a termination fee of approximately $250 million or reimburse Technip for certain fees and expenses;

•	Technip may be required, under certain circumstances, to pay FMCTI a termination fee of approximately $250 million or reimburse FMCTI for certain fees and expenses;

•
FMCTI and Technip are subject to certain restrictions on the conduct of their businesses prior to completing the Mergers, which may adversely affect their abilities to execute certain of their respective business strategies;

•	Technip and FMCTI have incurred and will continue to incur significant costs and fees associated with the proposed Mergers;

•	Technip and FMCTI may experience negative reactions from the financial markets, including negative impacts on their stock prices;

•	Technip and FMCTI may experience negative reactions from their customers, regulators and employees; and

•
matters relating to the Mergers (including integration planning) require substantial commitments of time and resources by Technip and FMCTI management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to Technip and FMCTI as independent companies.

In addition, Technip and FMCTI could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against Technip, FMCTI or TechnipFMC to perform its obligations under the Business Combination Agreement. If the Mergers are not completed, these risks may materialize and may adversely affect Technip’s or FMCTI’s businesses, financial condition, financial results and stock price.
The number of TechnipFMC Shares that Technip stockholders and FMCTI stockholders will receive respectively in the Technip Merger and the FMCTI Merger will be based on a fixed exchange ratio that will not be adjusted to reflect changes in the market value of Technip Shares or FMCTI Shares. The value of the TechnipFMC Shares that Technip and FMCTI stockholders receive upon completion of the Mergers could vary based on changes in the market value of Technip Shares and FMCTI Shares.
Upon completion of the Mergers, Technip stockholders will be entitled to receive 2.00 TechnipFMC Shares for each Technip Share that they own and FMCTI stockholders will be entitled to receive 1.00 TechnipFMC Share for each FMCTI Share that they own. Immediately following consummation of the Mergers, it is expected that former Technip stockholders will own approximately 51.1% of TechnipFMC and former FMCTI stockholders will own approximately 48.9% of TechnipFMC, on a fully diluted basis, as of January 4, 2017 (i.e., taking into account the effect of all the dilutive instruments, being performance shares and stock options for Technip and restricted stock units for FMCTI, using the treasury method). The market value of the TechnipFMC Shares that Technip stockholders and FMCTI stockholders will be entitled to receive respectively when the Technip Merger and FMCTI Merger are completed could vary significantly due to a change in the market value of Technip Shares and FMCTI Shares from the date the parties entered into the memorandum of understanding (the “MOU”) or, the date the Business Combination Agreement was entered into. Because the exchange ratio will not be adjusted to reflect any changes in the market value of Technip Shares or FMCTI Shares, such market price fluctuations may affect the relative value that Technip stockholders and FMCTI stockholders will respectively receive at the effective times of the Technip Merger and the FMCTI Merger. Share price changes may result from a variety of factors, including changes in the business, operations or prospects of Technip or FMCTI, market assessments of the likelihood that the Mergers will be completed, the timing of the Mergers, regulatory considerations, governmental actions, general market and economic conditions, legal proceedings and other factors, each of which may be beyond the control of TechnipFMC, Technip or FMCTI.

The trading of TechnipFMC Shares after completion of the Mergers may cause the market price of TechnipFMC Shares to fall.
Following completion of the Mergers, TechnipFMC Shares will be publicly traded on both the New York Stock Exchange (“NYSE”) and Euronext Paris, enabling former FMCTI stockholders and former Technip stockholders to sell the TechnipFMC Shares they receive in the Mergers. Such sales of TechnipFMC Shares may take place promptly following the Mergers and could have the effect of decreasing the market price for TechnipFMC Shares owned by former FMCTI stockholders and Technip stockholders below the market price of the FMCTI Shares or Technip Shares owned by such FMCTI stockholders and Technip stockholders prior to completion of the Mergers.
After the Mergers, stockholders of both companies will have a reduced ownership and voting interest in the combined company than they currently have and will exercise less influence over management.
Immediately following consummation of the Mergers, it is expected that former Technip stockholders will own approximately 51.1% of TechnipFMC and former FMCTI stockholders will own approximately 48.9% of TechnipFMC, on a fully diluted basis, as of January 4, 2017 (i.e., taking into account the effect of all the dilutive instruments, being performance shares and stock options for Technip and restricted stock units for FMCTI, using the treasury method). Consequently, former FMCTI stockholders will have a reduced ownership and will exercise less influence over the management and policies of the combined company than they currently have over the management and policies of FMCTI, and former Technip stockholders will have a reduced ownership and could exercise less influence over the management and policies of the combined company than they currently have over the management and policies of Technip. Moreover, following the favorable vote of the Technip stockholders entitled to double voting rights during the special meeting, which was a condition to the parties’ respective obligations to consummate the Mergers, Technip stockholders will no longer benefit from double voting rights following completion of the Mergers.

In addition, pursuant to the terms of the Business Combination Agreement, following the closing, the TechnipFMC board of directors will initially be comprised of 14 directors, consisting of seven individuals designated by FMCTI prior to closing and seven individuals designated by Technip prior to closing. Except as otherwise permitted by applicable NYSE rules, the TechnipFMC board of directors will be comprised of a majority of directors who qualify as independent directors. Upon the closing of the Mergers, Thierry Pilenko, current Chairman and Chief Executive Officer of Technip, will serve as the Executive Chairman of the TechnipFMC board of directors, Douglas J. Pferdehirt, current President and Chief Executive Officer of FMCTI, will serve as the Chief Executive Officer of TechnipFMC. FMCTI will designate the chairperson of each of the nominating and corporate governance committee and the compensation committee, Technip will designate the chairperson of each of the audit committee and the strategy committee, and each committee of the board of directors will have an equal number of FMCTI and Technip appointed directors. Upon the closing of the Mergers, Thierry Pilenko will serve as chairman of the strategy committee.
Some of the termination rights may be waived by Technip or FMCTI without resoliciting Technip or FMCTI stockholder approval of the proposals approved by them.
Some of the termination rights set forth in the Business Combination Agreement may be waived by Technip or FMCTI and TechnipFMC, subject to certain limitations. If any termination rights are waived, FMCTI and Technip will evaluate whether amendment of the U.S. Prospectus and resolicitation of proxies would be warranted. Subject to applicable law, if FMCTI and Technip determine that resolicitation of FMCTI’s or Technip’s stockholders is not warranted, the parties will have the discretion to complete the Mergers without seeking further Technip stockholder approval or FMCTI stockholder approval. No action by the FMCTI board of directors or Technip board of directors with respect to the Business Combination Agreement may adversely affect the stockholders of FMCTI or stockholders of Technip, respectively, or affect the consideration to be received by the stockholders of FMCTI or stockholders of Technip in the Mergers unless their respective stockholders approve such action.

Technip and FMCTI may have difficulty attracting, motivating and retaining executives and other key employees due to uncertainty associated with the Mergers.
TechnipFMC’s success after completion of the Mergers will depend in part upon the ability of TechnipFMC to retain key employees of Technip and FMCTI. Competition for qualified personnel can be intense. Current and prospective employees of Technip or FMCTI may experience uncertainty about the effect of the Mergers, which may impair Technip’s and FMCTI’s ability to attract, retain and motivate key management, sales, marketing, technical and other personnel prior to and following the Mergers. Employee retention may be particularly challenging during the pendency of the Mergers, as employees of Technip and FMCTI may experience uncertainty about their future roles with the combined company.
In addition, pursuant to change-in-control provisions in FMCTI’s and Technip’s executive severance and employment agreements, certain key employees of FMCTI and Technip are entitled to receive severance payments upon certain terminations of employment. Certain key FMCTI and Technip employees potentially could terminate their employment following specified circumstances set forth in the applicable executive severance or employment agreement, including certain changes in such key employees’ title, status, authority, duties, responsibilities or compensation, and be entitled to receive severance. Such circumstances could occur in connection with the Mergers as a result of changes in roles and responsibilities.
While FMCTI and Technip may employ the use of certain retention programs, there can be no guarantee that they will prove to be successful. If key employees of Technip or FMCTI depart, the integration of the companies may be more difficult and the combined company’s business following the Mergers may be harmed. Furthermore, the combined company may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of Technip or FMCTI, and the combined company’s ability to realize the anticipated benefits of the Mergers may thus be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or works councils or integrating employees into the combined company. Accordingly, no assurance can be given that TechnipFMC will be able to attract or retain key employees of Technip and FMCTI to the same extent that those companies have been able to attract or retain their own employees in the past.
Technip’s and FMCTI’s business relationships may be subject to disruption due to uncertainty associated with the Mergers.
Companies with which Technip or FMCTI do business may experience uncertainty associated with the Mergers, including with respect to current or future business relationships with Technip, FMCTI or the combined company. Technip’s and FMCTI’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Technip, FMCTI or the combined company. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined company, including an adverse effect on the combined company’s ability to realize the anticipated benefits of the Mergers. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the Mergers.
The ruling requested from the French tax authorities in connection with the Technip Merger could be denied or revoked after being obtained.

The French Tax Ruling has been requested from the French tax authorities to ensure that the Technip Merger benefits from the favorable corporate income tax merger regime set forth in Article 210-A of the French Tax Code. This tax regime mainly provides for a deferral of taxation of any capital gains that will be realized by Technip as a result of the transfer of all of its assets and liabilities to TechnipFMC. Although there can be no assurance that the French Tax Ruling will be obtained, the granting of this tax ruling is not discretionary. The French tax authorities are required by the French Tax Code to grant the tax ruling if they are satisfied that (i) the Technip Merger has a valid business purpose, (ii) the Technip Merger does not have tax fraud or tax evasion as one of its main objectives and (iii) France will retain the future right to tax any capital gains on the assets of Technip resulting from the Technip Merger that were deferred. The tax ruling will be based on a number of declarations and representations as to factual matters made by Technip to the French tax authorities. If any such declarations and representations are not true, the French tax authorities could refuse to grant the tax ruling or could revoke the tax ruling after it has been obtained. In addition, the granting of this tax ruling is subject to certain conditions, including an undertaking from TechnipFMC that it will maintain a permanent establishment in France to which the assets and liabilities of Technip (mainly shares in subsidiaries) can be attributed. The failure by TechnipFMC to comply with these conditions and, in particular, to maintain the required degree of substance at the level of such permanent establishment may cause the French tax authorities to revoke the tax ruling after it has been obtained.

Pursuant to the Business Combination Agreement, it was a condition to the parties’ obligations to consummate the Mergers that Technip receives a legal opinion, as of the Closing Date, of Darrois Villey Maillot Brochier A.A.R.P.I., French tax counsel to Technip, to the effect that the Technip Merger will qualify for the intended French tax treatment contemplated by the Business Combination Agreement. The opinion was delivered to Technip in accordance with the Business Combination Agreement but did not address the application of Article 210-A of the French Tax Code due to the pendency of the French Tax Ruling process.
A decision by the French tax authorities to revoke the tax ruling would trigger the retroactive taxation of capital gains, which taxation was deferred at the time of the Technip Merger and would thus result in adverse tax consequences to TechnipFMC that could affect its results of operations and financial position.

The combined company may not realize the cost savings, synergies and other benefits that the parties expect to achieve from the Mergers.
The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of Technip and FMCTI. The integration process may disrupt the business of either or both of the companies and, if ineffectively implemented, could preclude realization of the full benefits expected by Technip and FMCTI from the Mergers. The failure of the combined company to meet the challenges involved in successfully integrating the operations of Technip and FMCTI or otherwise to realize the anticipated benefits of the Mergers could cause an interruption of the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships and diversion of management’s attention, and may cause the combined company’s stock price to decline. The difficulties of combining the operations of the companies include, among others:

•	managing a significantly larger company;

•	coordinating geographically separate organizations;

•	the potential diversion of management focus and resources from other strategic opportunities and from operational matters;

•	aligning and executing the strategy of the combined company;

•	retaining existing customers and attracting new customers;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two unique business cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating distribution and marketing efforts;

•	integrating information technology, communications and other systems;

•	changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•	unforeseen expenses or delays associated with the Mergers; and

•	taking actions that may be required in connection with obtaining regulatory approvals.

Many of these factors will be outside of the combined company’s control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially impact the combined company’s business, financial condition and results of operations. In addition, even if the operations of Technip and FMCTI are successfully integrated, the combined company may not realize the full benefits of the Mergers, including the synergies, cost savings or sales or growth opportunities that Technip and FMCTI expect. These benefits may not be achieved within the anticipated time frame, or at all. As a result, Technip and FMCTI cannot assure their stockholders that the combination of Technip and FMCTI will result in the realization of the full benefits anticipated from the Mergers.
TechnipFMC’s industry is undergoing consolidation that may impact its results of operations.
TechnipFMC’s industry is undergoing significant consolidation such as the merger of Schlumberger Limited with Cameron International Corporation and the proposed combination of GE Oil and Gas and Baker Hughes Inc. This consolidation activity could have a significant negative impact on TechnipFMC’s results of operations, financial condition or cash flows. TechnipFMC is unable to predict what effect consolidations in the industry may have on prices, capital spending by its customers, its selling strategies, its competitive position, its ability to retain customers or its ability to negotiate favorable agreements with its customers.
Following completion of the Mergers, TechnipFMC may not be included in the S&P 500 or the CAC 40.
FMCTI is currently a component of the Standard & Poor’s (“S&P”) 500 index and Technip is currently a component of the Cotation Assistée en Continu (“CAC”) 40 index. FMCTI and Technip intend that, following completion of the Mergers, TechnipFMC will be included in both the S&P 500 and the CAC 40. It is possible, however, that following completion of the Mergers, the S&P 500 and the CAC 40 will decline to include TechnipFMC in their indices. Moreover, even if TechnipFMC is initially included in either index, it is possible that either or both indices may decide to exclude TechnipFMC from listing in the short, medium or long term. If TechnipFMC is not included, or does not remain, in the S&P 500 or the CAC 40, institutional investors that are required to track the performance of the S&P 500 or the CAC 40, respectively, or the funds that impose those qualifications may be required to sell the TechnipFMC Shares they will own following completion of the Mergers, which could adversely affect the price and trading volume of TechnipFMC Shares.
Technip and FMCTI will incur significant transaction and merger-related costs in connection with the Mergers.
Technip and FMCTI have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the Mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, severance and other potential employment-related costs, including payments that may be made to certain Technip and FMCTI executives, filing fees, printing expenses and other related charges. Some of these costs are payable by Technip and FMCTI regardless of whether the Mergers are completed. There are also processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Mergers and the integration of the two companies’ businesses. While both Technip and FMCTI have assumed that a certain level of expenses would be incurred in connection with the Mergers and the other transactions contemplated by the Business Combination Agreement and continue to assess the magnitude of these costs, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses.
There may also be additional unanticipated significant costs in connection with the Mergers that Technip and FMCTI may not recoup. These costs and expenses could reduce the realization of efficiencies and strategic benefits Technip and FMCTI expect TechnipFMC to achieve from the Mergers. Although Technip and FMCTI expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Certain of the combined company’s debt instruments will require it to comply with certain covenants.

These restrictions could affect its ability to operate its business and may limit its ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect the combined company’s ability to finance its operations, make strategic acquisitions, investments or alliances, restructure its organization or finance its capital needs. Additionally, the combined company’s ability to comply with these covenants and restrictions may be affected by events beyond its control such as prevailing economic, financial, regulatory and industry conditions. If it breaches any of these covenants or restrictions, the combined company could be in default under one or more of its debt instruments, which, if not cured or waived, could result in acceleration of the indebtedness under such agreements and cross defaults under its other debt instruments. Any such actions could result in the enforcement of its lenders’ rights and/or force the combined company into bankruptcy or liquidation, which could have a material adverse effect on the combined company’s business, financial condition and results of operations.
The market price of TechnipFMC Shares after the Mergers may be affected by factors different from those that may currently affect the market price of Technip Shares and FMCTI Shares.
Upon completion of the Mergers, holders of Technip Shares and FMCTI Shares will become holders of TechnipFMC Shares. TechnipFMC’s combined businesses following the Mergers will differ from those of Technip and FMCTI, respectively, prior to completion of the Mergers in important respects and, accordingly, after the Mergers, the market price of TechnipFMC Shares may be affected by factors different from those currently affecting the market price of Technip Shares and FMCTI Shares, separately.
TechnipFMC Shares to be received by Technip stockholders and FMCTI stockholders as a result of the Mergers will have rights different from the Technip Shares and FMCTI Shares they hold prior to the effective times of the Mergers.
Upon completion of the Mergers, the rights of former Technip stockholders and FMCTI stockholders who become stockholders of TechnipFMC will be governed by the TechnipFMC Articles and by the laws of England and Wales. The rights associated with Technip Shares and FMCTI Shares are different from the rights associated with TechnipFMC Shares. Material differences between the rights of stockholders of FMCTI and stockholders of Technip and the rights of stockholders of TechnipFMC include differences with respect to, among other things, distributions, dividends, repurchases and redemptions, dividends in shares/bonus issues, preemptive rights, the election of directors, the removal of directors, the fiduciary and statutory duties of directors, conflicts of interests of directors, the indemnification of directors and officers, limitations on director liability, the convening of annual meetings of stockholders and special stockholder meetings, notice provisions for meetings, the quorum for stockholder meetings, the adjournment or postponement of stockholder meetings, the exercise of voting rights, stockholder action by written consent, stockholder suits, stockholder approval of certain transactions, rights of dissenting stockholders, anti-takeover measures and provisions relating to the ability to amend governing documents.
The TechnipFMC Articles provide that the courts of England and Wales have exclusive jurisdiction to determine any and all disputes brought by a TechnipFMC stockholder (whether in its own name or in the name of TechnipFMC) against TechnipFMC and/or the TechnipFMC board of directors and/or any of the directors of TechnipFMC and it may be difficult to enforce judgments against TechnipFMC obtained in the U.S. or French courts.

The TechnipFMC Articles provide that the courts of England and Wales shall have exclusive jurisdiction to determine any and all disputes brought by a stockholder in that stockholder’s capacity (whether in its own name or in the name of TechnipFMC) as such against TechnipFMC and/or the TechnipFMC board of directors and/or any of the directors of TechnipFMC individually or collectively in connection with the TechnipFMC Articles or any non-contractual obligations arising out of or in connection with the TechnipFMC Articles. The rights of stockholders under Delaware law and stockholders under English law in relation to the bringing of stockholder suits differ in several significant respects. In particular, under English law, the proper claimant for wrongs committed against TechnipFMC, including by the TechnipFMC directors, is considered to be TechnipFMC itself. English law only permits a stockholder to initiate a lawsuit on behalf of a company such as TechnipFMC in limited circumstances, and requires court permission to do so. Because TechnipFMC is incorporated under the laws of England and Wales, after the effective times of the Mergers, stockholders could experience more difficulty enforcing judgments that might be obtained against TechnipFMC, if permitted, in U.S. and French courts than would currently be the case for U.S. judgments obtained against FMCTI or French judgments obtained against Technip. It may also be more difficult, or impossible, to bring some types of claims against TechnipFMC in the courts of England than it would be to bring similar claims against a U.S. company in a U.S. court or a French company in a French court.

The combined company’s inability to integrate recently acquired businesses or to successfully complete future acquisitions could limit its future growth or otherwise be disruptive to its ongoing business.
From time to time, the combined company expects it will pursue acquisitions in support of its strategic goals. In connection with any such acquisitions, the combined company could face significant challenges in managing and integrating its expanded or combined operations, including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that TechnipFMC will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. The combined company’s ability to succeed in implementing its strategy will depend to some degree upon the ability of its management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt the combined company’s ongoing business and distract management from other responsibilities.
The combined company’s information technology systems may be vulnerable to hacker intrusion, malicious viruses and other cybercrime attacks, which may harm its business and expose the combined company to liability.
The combined company’s operations will depend to a great extent on the reliability and security of TechnipFMC’s information technology system, software and network, which are subject to damage and interruption caused by human error, problems relating to telecommunications networks, software failure, natural disasters, sabotage, viruses and similar events. Any interruption in TechnipFMC’s systems could have a negative effect on the quality of products and services offered and, as a result, on customer demand and therefore volume of sales.
The combined company will be exposed to significant risks in relation to compliance with anti-corruption laws and regulations and economic sanctions programs.
Doing business on a worldwide basis will require the combined company to comply with the laws and regulations of various jurisdictions. In particular, the combined company’s international operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”), the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act) and economic and trade sanctions, including those administered by the United Nations, the European Union, the Office of Foreign Assets Control of the U.S. Department of the Treasury and the U.S. Department of State. The FCPA prohibits providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. The combined company may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Economic and trade sanctions restrict the combined company’s transactions or dealings with certain sanctioned countries, territories and designated persons.
As a result of doing business in foreign countries, including through partners and agents, the combined company will be exposed to a risk of violating anti-corruption laws and sanctions regulations. Some of the international locations in which the combined company will operate have developing legal systems and may have higher levels of corruption than more developed nations. The combined company’s continued expansion and worldwide operations, including in developing countries, its development of joint venture relationships worldwide and the employment of local agents in the countries in which the combined company will operate increases the risk of violations of anti-corruption laws and economic and trade sanctions. Violations of anti-corruption laws and economic and trade sanctions are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts (and termination of existing contracts) and revocations or restrictions of licenses, as well as criminal fines and imprisonment. In addition, any major violations could have a significant impact on the combined company’s reputation and consequently on its ability to win future business.
While Technip and FMCTI believe that the combined company will have a strong culture of compliance and adequate systems of internal control, including procedures to minimize and detect fraud in a timely manner, Technip and FMCTI will seek to continuously improve the combined company’s systems of internal controls and to remedy any weaknesses identified. There can be no assurance, however, that the policies and procedures will be followed at all times or will effectively detect and prevent violations of the applicable laws by one or more of the combined company’s employees, consultants, agents or partners and, as a result, the combined company could be subject to penalties and material adverse consequences on its business, financial condition or results of operations.

The IRS may not agree with the conclusion that TechnipFMC should be treated as a foreign corporation for U.S. federal tax purposes.
Although TechnipFMC will be incorporated in the United Kingdom, the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code (“Section 7874”). For U.S. federal income tax purposes, a corporation is generally considered a U.S. “domestic” corporation (or U.S. tax resident) if it is organized in the United States, and a corporation is generally considered a “foreign” corporation (or non-U.S. tax resident) if it is not a U.S. domestic corporation. Because TechnipFMC is an entity incorporated in England and Wales, it would generally be classified as a foreign corporation (or non-U.S. tax resident) under these rules. Section 7874 provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. domestic corporation for U.S. federal income tax purposes.
Unless TechnipFMC has satisfied the substantial business activities exception, as defined in Section 7874 and described in more detail below (the “Substantial Business Activities Exception”), TechnipFMC will be treated as a U.S. domestic corporation (that is, as a U.S. tax resident) for U.S. federal income tax purposes under Section 7874 if the percentage (by vote or value) of TechnipFMC Shares considered to be held by former holders of FMCTI Shares after the FMCTI Merger by reason of holding FMCTI Shares for purposes of Section 7874 (the “Section 7874 Percentage”) is (i) 60% or more (if, as expected, the Third Country Rule applies) or (ii) 80% or more (if the Third Country Rule does not apply). In order for TechnipFMC to satisfy the Substantial Business Activities Exception, at least 25% of the employees (by headcount and compensation), real and tangible assets and gross income of the TechnipFMC expanded affiliated group must be based, located and derived, respectively, in the country in which TechnipFMC is a tax resident after the Mergers. The Substantial Business Activities Exception is not expected to be satisfied.
The Section 7874 Percentage is currently expected to be less than 60%. However, the calculation of the Section 7874 Percentage is complex, is calculated based on the facts as of the effective time of the FMCTI Merger, is subject to detailed regulations (the application of which is uncertain in various respects and would be impacted by changes in such regulations) and is subject to factual uncertainties (including fluctuations in the value of FMCTI Shares and Technip Shares and fluctuations in the value of certain assets held by Technip as of the effective time of the Technip Merger and the amount of liabilities assumed in the Technip Merger). As a result, the IRS could assert that the Section 7874 Percentage is greater than 60% and that TechnipFMC therefore is treated for U.S. federal income tax purposes as a U.S. domestic corporation (that is, as a U.S. tax resident). If the IRS successfully challenged TechnipFMC’s status as a foreign corporation, significant adverse tax consequences would result for TechnipFMC and for certain of TechnipFMC’s stockholders.
It is uncertain whether Section 7874 will impose an excise tax on gain recognized by certain individuals.
If the Section 7874 Percentage is calculated to be at least 60%, Section 7874 and the rules related thereto may impose an excise tax under Section 4985 of the Internal Revenue Code (the “Section 4985 Excise Tax”) on the gain recognized by certain “disqualified individuals” (including officers and directors of a U.S. company) on certain stock-based compensation held thereby at a rate equal to 15%, even if the Third Country Rule were to apply such that TechnipFMC were treated as a U.S. corporation for U.S. federal income tax purposes. Each of Technip and FMCTI may, if it determines that it is appropriate, provide disqualified individuals of Technip and FMCTI (including officers and directors of Technip and FMCTI), respectively, with a payment with respect to the excise tax, so that, on a net after-tax basis, they would be in the same position as if no such excise tax had been applied. At this time, no such determination has been made.
Based on the limited guidance available, after taking into account the relevant adjustments under the Temporary Regulations and based on the facts and circumstances as of the date of the MOU, the Section 7874 Percentage following the Mergers is expected to be less than 60% and, thus, the Section 4985 Excise Tax is not expected to apply to “disqualified individuals” of Technip or FMCTI.

Future changes to U.S. and foreign tax laws could adversely affect TechnipFMC.
The U.S. Congress, the Organisation for Economic Co-operation and Development, and other government agencies in jurisdictions where TechnipFMC and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Additionally, recent legislative proposals would treat TechnipFMC as a U.S. corporation if the management and control of TechnipFMC and its affiliates were determined to be primarily located in the United States and/or would reduce the Section 7874 Percentage threshold at or above which TechnipFMC would be treated as a U.S. corporation. Thus, the tax laws in the United States, the United Kingdom and other countries in which TechnipFMC and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect TechnipFMC. Furthermore, the interpretation and application of domestic or international tax laws made by TechnipFMC and TechnipFMC’s subsidiaries could differ from that of the relevant governmental authority, which could result in administrative or judicial procedures, actions or sanctions, which could be material.
U.S. tax laws and/or IRS guidance could affect TechnipFMC’s ability to engage in certain acquisition strategies and certain internal restructurings.
Even if TechnipFMC is treated as a foreign corporation for U.S. federal income tax purposes, Section 7874 and U.S. Treasury Regulations promulgated thereunder, including the Temporary Regulations may adversely affect the ability of TechnipFMC to engage in certain future acquisitions of U.S. businesses in exchange for TechnipFMC equity, which may affect the tax efficiencies that otherwise might be achieved in such potential future transactions.
IRS proposed regulations and/or changes in laws or treaties could adversely affect the TechnipFMC group.

The IRS and the U.S. Treasury have issued proposed rules that would provide that, even if TechnipFMC is treated as a foreign corporation for U.S. federal income tax purposes, certain intercompany debt instruments issued on or after April 4, 2016 will be treated as equity for U.S. federal income tax purposes, therefore limiting U.S. tax benefits and resulting in possible U.S. withholding taxes. If those proposed rules are finalized, such rules may adversely affect TechnipFMC’s future effective tax rate. While these new rules are not retroactive, they could also impact TechnipFMC’s ability to engage in future restructurings if such transactions cause an existing intercompany debt instrument to be treated as reissued for U.S. federal income tax purposes.
Furthermore, under certain circumstances, recent treaty proposals by the U.S. Treasury, if ultimately adopted by the United States and relevant foreign jurisdictions, could reduce the potential tax benefits for TechnipFMC and TechnipFMC affiliates by imposing U.S. withholding taxes on certain payments from TechnipFMC U.S. affiliates to related and unrelated foreign persons.
TechnipFMC may not qualify for benefits under the tax treaties entered into between the United Kingdom and other countries.
TechnipFMC intends to operate in a manner such that it is eligible for benefits under the tax treaties entered into between the United Kingdom and other countries, notably the United States. However, TechnipFMC’s ability to qualify for such benefits will depend upon whether TechnipFMC is treated as a U.K. tax resident and upon the requirements contained in each treaty and the applicable domestic laws, as the case may be, on the facts and circumstances surrounding TechnipFMC’s operations and management, and on the relevant interpretation of the tax authorities and courts.
The failure by TechnipFMC or its subsidiaries to qualify for benefits under the tax treaties entered into between the United Kingdom and other countries could result in adverse tax consequences to TechnipFMC and its subsidiaries and could result in certain tax consequences of owning or disposing of TechnipFMC Shares differing from those discussed below.

The effective tax rate that will apply to TechnipFMC is uncertain and may vary from expectations.
There can be no assurance that the Mergers will allow TechnipFMC to maintain any particular worldwide effective corporate tax rate. No assurances can be given as to what TechnipFMC’s effective tax rate will be after completion of the Mergers because of, among other things, uncertainty regarding the jurisdictions in which TechnipFMC will derive income and the amounts derived thereof and uncertainty regarding the tax policies of the jurisdictions in which it operates. TechnipFMC’s actual effective tax rate may vary from Technip’s and FMCTI’s expectations and that variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices could change in the future.
TechnipFMC and its subsidiaries will be subject to tax laws of numerous jurisdictions, and the interpretation of those laws is subject to challenge by the relevant governmental authorities.
TechnipFMC and its subsidiaries will be subject to tax laws and regulations in the United Kingdom, the United States, France and the numerous other jurisdictions in which TechnipFMC and its subsidiaries operate. These laws and regulations are inherently complex, and TechnipFMC and its subsidiaries will be obligated to make judgments and interpretations about the application of these laws and regulations to TechnipFMC and its subsidiaries and their operations and businesses. The interpretation and application of these laws and regulations could be challenged by the relevant governmental authorities, which could result in administrative or judicial procedures, actions or sanctions, which could be material.
French tax authorities may seek to treat TechnipFMC as tax resident in France.

Following the Technip Merger, TechnipFMC will have a permanent establishment in France to satisfy certain French tax requirements imposed by the French Tax Code with respect to the Technip Merger. Although it is intended that TechnipFMC will be treated as having its exclusive place of tax residence in the United Kingdom, the French tax authorities may claim that TechnipFMC is a tax resident of France if TechnipFMC were to fail to maintain its “place of effective management” in the United Kingdom due to the French tax authorities having deemed that certain strategic decisions of TechnipFMC have been taken at the level of its French permanent establishment rather than in the United Kingdom. Any such claim would need to be settled between the French and the U.K. tax authorities pursuant to the mutual assistance procedure provided for by the tax treaty dated June 19, 2008 concluded between France and the U.K. (the “France-U.K. Treaty”), and there is no assurance that these authorities would reach an agreement that TechnipFMC will remain exclusively a U.K. tax resident, which could materially and adversely affect the group’s business, financial condition, results of operations and prospects.
A failure to achieve or maintain exclusive tax residency in the United Kingdom could result in adverse tax consequences to TechnipFMC and its subsidiaries and could result in tax consequences of owning or disposing of TechnipFMC Shares.
TechnipFMC intends to operate so as to be treated exclusively as a resident of the United Kingdom for tax purposes, but the relevant tax authorities may treat it as also being a resident of another jurisdiction for tax purposes.
TechnipFMC is a company incorporated in England and Wales. English law currently provides that TechnipFMC will be regarded as being U.K. resident for tax purposes from incorporation and shall remain so unless (i) it is concurrently resident in another jurisdiction (applying the tax residence rules of that jurisdiction) that has a double tax treaty with the United Kingdom and (ii) there is a tiebreaker provision in that tax treaty which allocates exclusive residence to that other jurisdiction.
As an English public limited company, certain capital structure decisions may require stockholder approval which may limit TechnipFMC’s flexibility to manage its capital structure.
English law provides that a board of directors may only allot shares or rights to subscribe for, or convert any securities into, shares (other than shares or rights to subscribe for, or convert any securities into, shares in pursuance of an employees’ share scheme) with the prior authorization of stockholders, such authorization being subject to a maximum nominal amount of shares and a maximum period of time (which must not be more than five years), each as specified in the articles of association or relevant stockholder resolution. This authorization would need to be renewed by TechnipFMC’s stockholders upon its expiration (i.e., at least every five years). The TechnipFMC Articles that will apply to TechnipFMC after the effective times of the Mergers will authorize the allotment of additional shares for a period of five years from the date of the adoption of the TechnipFMC Articles up to an aggregate nominal amount representing 20% of the number of shares in the capital of the TechnipFMC as of the date of the adoption of the TechnipFMC Articles and after consummation of the Mergers, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).

English law also generally provides stockholders with pre-emptive rights when new shares are issued for cash. However, it is possible for articles of association, or stockholders in general meeting, to exclude or disapply pre-emptive rights for a maximum period of five years as specified in the articles of association or relevant stockholder resolution. This exclusion or disapplication would need to be renewed by TechnipFMC’s stockholders upon its expiration (i.e., at least once every five years). The TechnipFMC Articles that will apply to TechnipFMC after the effective times of the Mergers will disapply pre-emptive rights in relation to an allotment of shares for cash pursuant to the authority referred to above for a period of five years following the date of the adoption of the TechnipFMC Articles, as permitted under English law, which disapplication will need to be renewed upon expiration (i.e., at least once every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).

English law also generally prohibits a public company from repurchasing its own shares without the prior approval of stockholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and other formalities. Such approval may be for a maximum period of up to five years. There can be no assurance that circumstances will not arise that would cause renewals of the foregoing stockholder approvals not to be obtained, which would deprive TechnipFMC’s stockholders of substantial capital management benefits.
English law will require that TechnipFMC meet certain additional financial requirements before it declares dividends or repurchases shares following the Mergers.
Under English law, TechnipFMC will only be able to declare dividends, make distributions or repurchase shares (other than out of the proceeds of a new issuance of shares made for that purpose) out of “distributable profits.” “Distributable profits” are a company’s accumulated, realized profits, to the extent that they have not been previously utilized by distribution or capitalization, less its accumulated, realized losses, to the extent that they have not been previously written off in a reduction or reorganization of capital duly made. In addition, TechnipFMC, as a public limited company organized under the laws of England and Wales, may only make a distribution if the amount of its net assets is not less than the aggregate of its called-up share capital and undistributable reserves and if, and to the extent that, the distribution does not reduce the amount of those assets to less than that aggregate. Immediately after the Mergers, TechnipFMC may not have “distributable profits.” Following the effective date of the Mergers, it is expected that TechnipFMC will capitalize some or all of the reserves arising as a result of the Mergers by the allotment by TechnipFMC of a bonus share, which will be paid up using some or all of such reserves, such that the amount of such reserves so applied, less the nominal value of the bonus share, would be applied as share premium and accrue to TechnipFMC’s share premium account. It is then expected that TechnipFMC will implement a court-approved reduction of its capital in order to create distributable profits to support the payment of possible future dividends or future share repurchases. There can be no assurance that court approval will be obtained in respect of TechnipFMC reducing its capital in order to create distributable profits. Neither the capitalization nor the reduction will impact stockholders’ relative interests in the capital of TechnipFMC. The TechnipFMC Articles will, from the effective date of the Mergers, permit TechnipFMC by ordinary resolution of the stockholders to declare dividends, provided that the directors have made a recommendation as to its amount. The dividend shall not exceed the amount recommended by the directors. The directors may also decide to pay interim dividends if it appears to them that the profits available for distribution justify the payment. When recommending or declaring the payment of a dividend, the directors will be required under English law to comply with their duties, including considering TechnipFMC’s future financial requirements.
Transfers of TechnipFMC Shares may be subject to U.K. stamp duty or U.K. stamp duty reserve tax (“SDRT”), which could potentially increase the cost of dealing in TechnipFMC Shares as compared to Technip or FMCTI Shares.
On completion of the Mergers, it is anticipated that the new TechnipFMC Shares will be issued to a nominee for DTC and corresponding book-entry interests credited in the facilities of DTC (with respect to TechnipFMC Shares listed on the NYSE) and/or Euroclear France (with respect to TechnipFMC shares listed on Euronext Paris) (DTC and Euroclear France being referred to collectively as the “Clearance Services”). The Clearance Services are widely used mechanisms that allow for rapid electronic transfers of securities between the participants in their respective systems, which include many large banks and brokerage firms. On December 7, 2016, HM Revenue & Customs (“HMRC”) confirmed that, while TechnipFMC Shares are held within the DTC system and provided that DTC (together with its nominee, Cede&Co.) satisfies various conditions specified in U.K. legislation, no charges to U.K. stamp duty or SDRT will arise on transfers of book-entry interests in the TechnipFMC Shares within and between the facilities of the Clearance Services.

Immediately following the Mergers, it may be possible for TechnipFMC Shares to be held in certificated form outside the Clearance Services. Arrangements may be put in place to facilitate the re-deposit of any such TechnipFMC Shares with the Clearance Services. If such arrangements are adopted, such re-deposit would be expected to attract U.K. stamp duty or SDRT at a rate of 1.5% of the value of the TechnipFMC Shares.
DTC and Euroclear Paris may not accept TechnipFMC Shares for deposit and clearing within their facilities or may cease to act as depository and clearing agencies for TechnipFMC Shares.
Although TechnipFMC has taken all appropriate steps to ensure and expects that, upon completion of the Mergers, TechnipFMC Shares will be eligible for deposit and clearing within the Clearance Services, the Clearance Services are not obligated to accept TechnipFMC Shares for deposit and clearing within their facilities at completion of the Mergers and, even if they do initially accept TechnipFMC Shares, they will generally have discretion to cease to act as depository and clearing agencies for TechnipFMC Shares. If the Clearance Services determine at any time that TechnipFMC Shares are not eligible for continued deposit and clearance within their facilities, then TechnipFMC believes that TechnipFMC Shares would not be eligible for continued listing on the NYSE or Euronext Paris and trading in TechnipFMC Shares would be disrupted. While TechnipFMC would pursue alternative arrangements to preserve the listing and maintain trading, any such disruption could have a material adverse effect on the trading price of TechnipFMC Shares and there may be adverse U.K. stamp duty and/or SDRT consequences.

The combined company is exposed to foreign currency exchange risk.
The combined company will transact business in numerous countries around the world and expects that a significant portion of its business will continue to take place in international markets. TechnipFMC will prepare its consolidated financial statements in its functional currency, while the financial statements of each of its subsidiaries will be prepared in the functional currency of that entity. Accordingly, fluctuations in the exchange rate of the functional currencies of the combined company’s foreign currency entities against the functional currency of TechnipFMC will impact its results of operations and financial condition. It is expected that the combined company’s revenues and earnings will continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates, which could have a material adverse effect on TechnipFMC’s business, results of operation or financial condition.
Additionally, the combined company will be exposed to numerous other risks currently faced by Technip and FMCTI, including interest rate risk, commodity risk, and other market risks.
The level of any dividend paid in respect of TechnipFMC Shares is subject to a number of factors, and there can be no assurance that TechnipFMC will pay dividends at the payout level which may be expected by the investors or at all.
Although TechnipFMC expects to pay dividends, the level of any dividend paid in respect of TechnipFMC Shares is within the discretion of the TechnipFMC board of directors and is subject to a number of factors, including the business and financial conditions, earnings and cash flow of, and other factors affecting, TechnipFMC and its subsidiaries. Under English law, TechnipFMC may only pay dividends out of profits available for that purpose. TechnipFMC’s profits available for distribution are its accumulated, realized profits, to the extent that they have not been previously utilized by distribution or capitalization, less its accumulated, realized losses, to the extent that they have not been previously written off in a reduction or reorganization of capital duly made. The amount of TechnipFMC’s distributable reserves is a cumulative calculation. TechnipFMC may be profitable in a single financial year but unable to pay a dividend if the profits of that year do not offset all previous years’ accumulated, realized losses.

Stockholders could be diluted in the future, which could also adversely affect the market price of TechnipFMC Shares.
It is possible that TechnipFMC may decide to offer additional TechnipFMC Shares in the future either to raise capital or for other purposes. If TechnipFMC stockholders do not take up such offer of TechnipFMC Shares or were not eligible to participate in such offering, their proportionate ownership and voting interests in TechnipFMC would be reduced. Any future offering could have a material adverse effect on the market price of TechnipFMC Shares.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and the business of the combined company, which could materially reduce the value of the TechnipFMC Shares.
The combined company will be based in the United Kingdom and will have operational headquarters in Paris, France, Houston, Texas, USA, and in London, United Kingdom, with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (“Brexit”). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for certain regions within the United Kingdom to preserve their place in the European Union by separating from the United Kingdom as well as for the governments of other E.U. member states to consider withdrawal.
These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about applicable future laws, regulations or treaties as the United Kingdom negotiates the terms of a withdrawal, as well as the operation of any such rules pursuant to any withdrawal terms, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, employment laws and other rules that would apply to TechnipFMC and its subsidiaries, could increase the combined company’s costs, restrict its access to capital within the United Kingdom and the European Union, depress economic activity and decrease foreign direct investment in the United Kingdom generally. For example, withdrawal from the European Union could, depending on the negotiated terms of withdrawal, eliminate the benefit of certain tax-related E.U. directives currently applicable to U.K. companies such as TechnipFMC, including the Parent-Subsidiary Directive and the Interest and Royalties Directive, which could, subject to any relief under an available tax treaty, raise the combined company’s tax costs.
If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other E.U. member states pursue withdrawal, barrier-free access between the United Kingdom and other E.U. member states or among the European Economic Area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on the combined company’s business, financial condition and results of operations and reduce the value of TechnipFMC Shares.
TechnipFMC Shares will trade in U.S. dollars and in Euros.
TechnipFMC Shares will trade in U.S. dollars on the NYSE and in Euros on Euronext Paris. Fluctuations in the Euro/U.S. dollar exchange rate may bring distortions between the prices at which the TechnipFMC Shares trade on each trading venue. Any stockholder whose main currency is not the U.S. dollar may therefore be exposed to currency risks and may incur additional costs, such as financial intermediation costs. Fluctuations in exchange rates between the U.S. dollar and a stockholder’s main currency may affect the value of the dividend ultimately received by such stockholder in another currency.

Any future TechnipFMC dividends would be declared in U.S. dollars.
Any future TechnipFMC dividends would be declared in U.S. dollars and would be paid in U.S. dollars for shares listed on the NYSE and paid in Euros for shares listed on Euronext Paris. Dividends to be paid in Euros would be converted from U.S. dollars to Euros. Any stockholder whose main currency is not the U.S. dollar may therefore be exposed to currency risks and may incur additional costs, such as financial intermediation costs. Fluctuations in exchange rates between the U.S. dollar and a stockholder’s main currency may affect the value of the dividend ultimately received by such stockholder in another currency.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

TechnipFMC neither rents nor owns any properties. TechnipFMC utilizes the office space and equipment of FMCTI at no cost.
ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which TechnipFMC is a party or as to which any of its property is subject, and no such proceedings are known to TechnipFMC to be threatened or contemplated against it.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The shares of TechnipFMC is not trading on any stock exchange, and there is no established public trading market for its shares. Further, no market activity related to TechnipFMC’s shares has occurred since inception through December 31, 2016 and through the date of this Annual Report on Form 10-K.

Holders

As of December 31, 2016, there was one record holder of an aggregate 50,001 shares of the ordinary and redeemable shares issued and outstanding.

Dividends

The registrant has not paid any cash dividends to date. TechnipFMC intends to adopt a dividend policy. Any future dividends remain subject to approval by the TechnipFMC board of directors and available distributable reserves.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

There have been no sales of unregistered securities that have not been previously disclosed.

No securities have been issued for services. Neither the registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

ITEM 6. SELECTED FINANCIAL DATA
Pursuant to General Instruction I 1(a) and (b) of Form 10-K, the information required by Item 6 was omitted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On May 19, 2016, FMCTI and Technip announced their intention to combine in a transaction that the boards of directors of FMCTI and Technip believe represents a compelling opportunity to create a new global leader in Subsea, Surface and Onshore/Offshore systems and services to the oil and gas industry with the capacity to redefine the production of oil and gas through continued growth and innovation.
TechnipFMC was formed and incorporated on December 9, 2015, under the laws of England and Wales as a private limited company under the name FMC Technologies SIS Limited, for the purpose of facilitating the business combination between FMCTI, Technip and TechnipFMC. On August 4, 2016, the legal name of FMC Technologies SIS Limited was changed to TechnipFMC Limited, and, on January 11, 2017, was subsequently re-registered as TechnipFMC plc, a public limited company incorporated under the laws of England and Wales.
TechnipFMC did not commence operations, had no significant assets or liabilities and did not conduct any activities other than those incidental to its formation and matters contemplated by the Business Combination Agreement during the period from December 9, 2015, TechnipFMC’s date of incorporation, to December 31, 2016.
Liquidity and Capital Resources

Refer to the audited consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.
Other Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the year ended December 31, 2016 and the period of December 9, 2015 to December 31, 2015.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TechnipFMC did not conduct any activities other than those incidental to its formation and matters contemplated by the Business Combination Agreement, and therefore did not incur any significant interest rate risk, liquidity risk, credit risk, foreign currency exchange rate risk or other relevant market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
TechnipFMC plc:
We have audited the accompanying consolidated balance sheets of TechnipFMC plc and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholder’s equity, and cash flows for the year ended December 31, 2016 and the period December 9, 2015 to December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechnipFMC plc and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 and the period December 9, 2015 to December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/    KPMG LLP
Houston, Texas
January 13, 2017

TECHNIPFMC PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,	Period of December 9, to December 31,
(In thousands, except per share data)	2016	2015
Revenue	$—	$—
Cost of sales	—	—
Selling, general and administrative expense	—	—
Other expense (Note 6)	(11.9)	—
Income (loss) before income taxes	(11.9)	—
Provision for income taxes	—	—
Net income (loss)	(11.9)	—
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(11.9)	$—
Earnings (loss) per share:
Basic	$(11,932.42)	$—
Weighted average shares outstanding:
Basic	1	1
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2016	2015
Assets
Cash and cash equivalents	$74.0	$—
Receivable from parent	0.1	74.1
Total current assets	74.1	74.1
Total assets	$74.1	$74.1
Liabilities and equity
Accounts payable, trade	—	—
Other current liabilities	—	—
Total current liabilities	—	—
Commitments and contingent liabilities (Note 4)
Stockholder’s equity: (Note 5)
Ordinary share, £1 par value, 1 share issued and outstanding in 2016 and 2015, respectively	—	—
Redeemable shares, £1 par value, 50,000 shares issued and outstanding in 2016 and 2015, respectively	74.1	74.1
Capital in excess of par value of stock	11.9	—
Accumulated deficit	(11.9)	—
Total stockholder’s equity	74.1	74.1
Total liabilities and stockholder’s equity	$74.1	$74.1
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Period of December 9, to December 31,
(In thousands)	2016	2015
Cash provided (required) by operating activities:
Net income (loss)	$(11.9)	$—
Adjustments to reconcile net income (loss) to cash provided (required) by operating activities:
Foreign currency remeasurement loss	11.9	—
Changes in operating assets and liabilities:
Increase in receivables	(0.1)	—
Cash required by operating activities	(0.1)	—

Cash required by investing activities	—	—

Cash provided (required) by financing activities:
Capital contributions	74.1	—
Cash provided by financing activities	74.1	—
Effect of exchange rate changes on cash and cash equivalents	—	—
Increase in cash and cash equivalents	74.0	—
Cash and cash equivalents, beginning of year	—	—
Cash and cash equivalents, end of year	$74.0	$—
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(In thousands)	Ordinary and Redeemable Shares	Capital in Excess of Par Value of Stock	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 9, 2015	$—	$—	$—	$—
Net income (loss)	—	—	—	—
Issuance of ordinary and redeemable shares	74.1	—	—	74.1
Balance at December 31, 2015	$74.1	$—	$—	$74.1
Net income (loss)	—	—	(11.9)	(11.9)
Issuance of ordinary and redeemable shares	—	—	—	—
Capital contribution	—	11.9	—	11.9
Balance at December 31, 2016	$74.1	$11.9	$(11.9)	$74.1

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations—TechnipFMC plc (“TechnipFMC”) did not commence operations, had no significant assets or liabilities and did not conduct any business activities other than those incidental to its formation and matters contemplated by the definitive Business Combination Agreement (the “Business Combination Agreement”) during the period from December 9, 2015, TechnipFMC’s date of incorporation, to December 31, 2016. TechnipFMC is a wholly-owned subsidiary of FMC Technologies, Inc. (“FMCTI”).
Basis of presentation—The consolidated financial statements were prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”).
Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions to be made that may affect the assessment and disclosure of assets and liabilities at the date of the financial statements, as well as the income and the reported expenses regarding this financial year. Estimates may be revised if the circumstances and the assumptions on which they were based change, if new information becomes available, or as a result of greater experience. Consequently, the actual result from operations may differ from these estimates.
Cash equivalents—Cash equivalents are highly-liquid, short-term instruments with original maturities of three months or less from their date of purchase.

Foreign Currency —Foreign currency transactions are translated into the functional currency at the exchange rate applicable on the transaction date. At the closing date, monetary assets and liabilities stated in foreign currencies are translated into the functional currency at the exchange rate prevailing on that date. Resulting exchange gains or losses are directly recorded in the income statement, except exchange gains or losses on cash accounts eligible for future cash flow hedging and for hedging on net foreign currency investments.

Fair Value Measurement—Due to their short maturities, the fair value of cash, cash equivalents, receivables and payables are considered as being equivalent to carrying value.
Earnings per common share (“EPS”)—Basic EPS is computed using the weighted-average number of common shares outstanding during the year. TechnipFMC has 50,001 shares outstanding, consisting of one ordinary share carrying a single vote and 50,000 non-voting redeemable shares. The redeemable shares are not entitled to any economics rights. Refer to Note 5 for additional disclosure related to these shares.

NOTE 2. MERGER OF FMC TECHNOLOGIES AND TECHNIP
On June 14, 2016, FMCTI and Technip S.A., a French société anonyme (“Technip”) entered into a definitive business combination agreement providing for the business combination among FMC Technologies, FMC Technologies SIS Limited, a private limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of FMCTI and Technip. On August 4, 2016, the legal name of FMC Technologies SIS Limited was changed to TechnipFMC Limited, and, on January 11, 2017, was subsequently re-registered as TechnipFMC plc, a public limited company incorporated under the laws of England and Wales. The business combination agreement was unanimously approved by the board of directors of both companies. The entry into the business combination agreement followed FMCTI’s announcement on May 19, 2016, of its intention to enter into a business combination with Technip. At the effective completion of the merger, each issued and outstanding ordinary share of FMCTI and Technip, other than shares owned by each respective company or its subsidiaries, will be converted into the right to receive 1.0 and 2.0 ordinary shares of the new company, respectively.
On December 14, 2016, FMCTI, Technip, and TechnipFMC entered into Amendment No. 1 (the “Amendment”) to the Business Combination Agreement by and among FMCTI, Technip, and TechnipFMC. The Amendment provides for certain technical changes to the Business Combination Agreement, including certain closing mechanics.
FMCTI, Technip and TechnipFMC also entered into a Joinder Agreement (the “Joinder”) with TechnipFMC US Merger Sub LLC, a Deleware limited liability company (“Merger Sub”), TechnipFMC Holdings Limited, a private limited company incorporated under the laws of England and Wales (“UK Holdco”), and TechnipFMC US Holdings LLC, a Delaware limited liability company (“US Holdco”), whereby UK Holdco, US Holdco, and Merger Sub became a party to the Business Combination Agreement with the same force and effect as if originally named therein.
Consummation of the merger is subject to customary termination rights as specified in the business combination agreement. The transaction is expected to close during the first quarter of 2017.
NOTE 3. RELATED PARTY TRANSACTIONS

On December 27, 2016, FMCTI executed an indemnification agreement whereby FMCTI indemnified TechnipFMC from and against any and all costs and liabilities of any nature arising on or before the date of the completion of the anticipated business combination of FMCTI and Technip.

NOTE 4. COMMITMENT AND CONTINGENT LIABILITIES

There are no pending legal proceedings to which TechnipFMC is a party or as to which any of its property is subject, and no such proceedings are known to TechnipFMC to be threatened or contemplated against it.

NOTE 5. STOCKHOLDER’S EQUITY

TechnipFMC has issued share capital of £50,001, divided into: (i) one ordinary share with a nominal value of £1.00 and carrying a single vote, held by FMCTI (the “Subscriber Share”) and (ii) 50,000 non-voting redeemable shares each with a nominal value of £1.00 per share (the “Redeemable Shares”), held by FMCTI.

The Redeemable Shares (i) are not entitled to any economic rights (except an amount of £1.00 in aggregate on a return of capital on a winding-up), (ii) have no voting rights, (iii) may not be transferred other than in accordance with the provisions of the articles of association of TechnipFMC currently in force and (iv) may be redeemed by TechnipFMC for nil consideration at any time.

Ordinary shares and redeemable shares are classified as equity. The redeemable shares may be redeemed by TechnipFMC for nil consideration at any time and are therefore recognized within equity.

Capital stock—The following is a summary of TechnipFMC’s capital stock activity for the year ended December 31, 2016 and the period of December 9, 2015 to December 31, 2015:

(in thousands, except shares)	Number of Shares
Balance at December 9, 2015	—
Capital increase due to Share Subscription	50,001
Balance at December 31, 2015	50,001
Capital increase due to Share Subscription	—
Balance at December 31, 2016	50,001

As of December 31, 2016 and December 31, 2015, TechnipFMC’s only shareholder was FMCTI, its parent company.

NOTE 6. OTHER EXPENSE

Upon formation of TechnipFMC, its initial share capital was not contributed to TechnipFMC, and as a result, TechnipFMC experienced approximately $11.9 thousand in foreign currency remeasurement losses related to the receivable for its unpaid capital. FMCTI contributed, in addition to TechnipFMC’s formation capital, $11.9 thousand to compensate for these foreign currency remeasurement losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of December 31, 2016, that our disclosure controls and procedures were:

i)
effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii)
effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of TechnipFMC’s independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction I 1(a) and (b) of Form 10-K, the information required by Item 10 was omitted.
ITEM 11. EXECUTIVE COMPENSATION
Pursuant to General Instruction I 1(a) and (b) of Form 10-K, the information required by Item 11 was omitted.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to General Instruction I 1(a) and (b) of Form 10-K, the information required by Item 12 was omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to General Instruction I 1(a) and (b) of Form 10-K, the information required by Item 13 was omitted.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following is a summary of the fees incurred by KPMG LLP for the year ended December 31, 2016. No fees were incurred for the period December 9, 2015 through December 31, 2015.

Year Ended December 31,
(in thousands)	2016
Audit fees	$30.0
Audit-related fees	—
Tax fees	—
Other fees	—
Total	$30.0
The audit services and fees of KPMG LLP related to the audits of TechnipFMC’s consolidated financial statements included in this Annual Report on Form 10-K were approved by the audit committee of FMCTI, TechnipFMC’s sole shareholder and parent. All fees disclosed above were paid by FMCTI.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	The following financial statements of TechnipFMC plc are filed as part of this Annual Report on Form 10-K under Part II, Item 8:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Comprehensive Income for the Year Ended December 31, 2016 and for the period December 9, 2015 through December 31, 2015
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Year Ended December 31, 2016 and for the period December 9, 2015 through December 31, 2015
Consolidated Statements of Changes in Stockholder’s Equity for the Year Ended December 31, 2016 and for the period December 9, 2015 through December 31, 2015
Notes to Consolidated Financial Statements
2.    Exhibits:
See “Index of Exhibits” filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNIPFMC PLC (Registrant)

By:	/S/ TORE HALVORSEN
Tore Halvorsen Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director
Date: January 13, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Signature

January 13, 2017	/S/ TORE HALVORSEN
Tore Halvorsen Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Date	Signature

January 13, 2017	/S/ DOUGLAS J. PFERDEHIRT
Douglas J. Pferdehirt Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1
Form of Business Combination Agreement, dated as of June 14, 2016, by and among FMC Technologies, Inc., TechnipFMC plc (f/k/a FMC Technologies SIS Limited) and Technip S.A. (incorporated by reference from Annex A-1 to the Registration Statement on Form S-4, as amended, filed on October 21, 2016) (File No. 333-213067)

2.2
Amendment No. 1, dated as of December 14, 2016, to that certain Business Combination Agreement, dated as of June 14, 2016, by and among FMC Technologies, Inc., TechnipFMC plc (f/k/a TechnipFMC Limited) and Technip S.A. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on December 14, 2016) (File No. 333-213067)

2.3
Joinder Agreement, dated as of December 14, 2016, by and among FMC Technologies, Inc., TechnipFMC plc (f/k/a TechnipFMC Limited), Technip S.A., TechnipFMC Holdings Limited, TechnipFMC US Holdings LLC and TechnipFMC US Merger Sub LLC (incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K filed on December 14, 2016) (File No. 333-213067)

3.1
Form of TechnipFMC plc Articles of Association (incorporated by reference from Exhibit A to Annex A-1 to the Registration Statement on Form S-4, as amended, filed on October 21, 2016) (File No. 333-213067)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
______________________________
** Furnished with this Form 10-K