Form 10-Q
period 2017-03-31
TechnipFMC plc
filed 2017-05-04
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-37983
TechnipFMC plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1283037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One St. Paul’s Churchyard London, United Kingdom	EC4M 8AP
(Address of principal executive offices)	(Zip Code)
+44 203-429-3950
(Registrant’s telephone number, including area code)
________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Ordinary shares, $1.00 par value per share	466,592,009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as the following:

•	unanticipated changes relating to competitive factors in our industry;

•	demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	potential liabilities arising out of the installation or use of our products;

•	cost overruns related to our fixed price contracts or asset construction projects that may affect revenues;

•	disruptions in the timely delivery of our backlog and its effect on our future sales, profitability, and our relationships with our customers;

•	risks related to reliance on subcontractors, suppliers and joint venture partners in the performance of our contracts;

•	ability to hire and retain key personnel;

•	piracy risks for our maritime employees and assets;

•	the cumulative loss of major contracts or alliances;

•	U.S. and international laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	risks associated with The Depository Trust Company and Euroclear for clearance services for shares traded on the NYSE and Euronext Paris, respectively;

•	results of the United Kingdom’s referendum on withdrawal from the European Union;

•	risks associated with being an English public limited company, including the need for court approval of “distributable profits” and stockholder approval of certain capital structure decisions;

•	ability to pay dividends or repurchase shares in accordance with our announced capital allocation plan;

•	compliance with covenants under our debt instruments and conditions in the credit markets;

•	downgrade in the ratings of our debt could restrict our ability to access the debt capital markets;

•	the outcome of uninsured claims and litigation against us;

•	the risks of currency exchange rate fluctuations associated with our international operations;

•
risks that the legacy businesses of FMC Technologies, Inc. and Technip S.A. will not be integrated successfully or that the combined company will not realize estimated cost savings, value of certain tax assets, synergies and growth or that such benefits may take longer to realize than expected;

•	unanticipated merger-related costs;

•	failure of our information technology infrastructure or any significant breach of security;

•	risks associated with tax liabilities, or changes in U.S. federal or international tax laws or interpretations to which they are subject; and

•
such other risk factors set forth in our filings with the United States Securities and Exchange Commission and in our filings with the Autorité des marchés financiers or the U.K. Financial Conduct Authority

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2017	2016
Revenue:
Service revenue	$2,791.8	$2,378.2
Product revenue	562.5	27.5
Lease and other revenue	33.7	—
Total revenue	3,388.0	2,405.7
Costs and expenses:
Cost of service revenue	2,380.5	1,983.9
Cost of product revenue	577.7	21.8
Cost of lease and other revenue	25.0	—
Selling, general and administrative expense	254.1	147.6
Research and development expense	43.4	20.3
Restructuring and impairment expense (Note 5)	9.7	35.7
Merger transaction and integration costs (Note 2)	54.7	—
Total costs and expenses	3,345.1	2,209.3
Other income (expense), net	327.4	(33.9)
Income from equity affiliates (Note 8)	9.4	45.6
Income before net interest expense and income taxes	379.7	208.1
Net interest expense	(81.7)	(13.3)
Income before income taxes	298.0	194.8
Provision for income taxes (Note 14)	103.7	47.5
Net income	194.3	147.3
Net (income) loss attributable to noncontrolling interests	(3.5)	0.1
Net income attributable to TechnipFMC plc	$190.8	$147.4

Earnings per share attributable to TechnipFMC plc (Note 4):
Basic	$0.41	$1.25
Diluted	$0.41	$1.21
Weighted average shares outstanding (Note 4):
Basic	466.6	118.2
Diluted	468.9	124.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net income	$194.3	$147.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	6.6	(41.6)
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains arising during the period	0.8	2.4
Reclassification adjustment for net gains (losses) included in net income	—	—
Net unrealized gains on available-for-sale securities (2)	0.8	2.4
Net gains (losses) on hedging instruments:
Net gains arising during the period	24.7	(32.4)
Reclassification adjustment for net (gains) losses included in net income	34.4	42.8
Net gains (losses) on hedging instruments (3)	59.1	10.4
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service cost included in net income	0.1	—
Reclassification adjustment for amortization of net actuarial loss included in net income	0.4	0.1
Net pension and other post-retirement benefits (costs) (4)	0.5	0.1
Other comprehensive income (loss), net of tax	67.0	(28.7)
Comprehensive income	261.3	118.6
Comprehensive (income) loss attributable to noncontrolling interest	(3.7)	0.9
Comprehensive income attributable to TechnipFMC plc	$257.6	$119.5
_______________________

(1)	Net of income tax (expense) benefit of $(0.7) and nil for the three months ended March 31, 2017 and 2016, respectively.

(2)	Net of income tax (expense) benefit of nil and nil for the three months ended March 31, 2017 and 2016, respectively.

(3)	Net of income tax (expense) benefit of $(18.6) and $(7.6) for the three months ended March 31, 2017 and 2016, respectively.

(4)	Net of income tax (expense) benefit of $0.2 and $0.1 for the three months ended March 31, 2017 and 2016, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
(In millions, except par value data)
Assets
Cash and cash equivalents	$7,041.7	$6,269.3
Trade receivables, net of allowances of $104.2 in 2017 and $85.6 in 2016	2,433.3	2,024.5
Costs and estimated earnings in excess of billings on uncompleted contracts	1,036.8	485.8
Inventories, net (Note 6)	983.5	334.7
Derivative financial instruments (Note 17)	84.6	47.2
Income taxes receivable	381.7	265.0
Advances paid to suppliers	682.8	711.5
Other current assets (Note 7)	1,090.4	799.2
Total current assets	13,734.8	10,937.2
Investments in equity affiliates	207.6	177.8
Property, plant and equipment, net of accumulated depreciation of $1,765.0 in 2017 and $1,691.8 in 2016	3,975.5	2,620.1
Goodwill	9,023.6	3,718.3
Intangible assets, net of accumulated amortization of $319.5 in 2017 and $245.9 in 2016	1,580.0	255.4
Deferred income taxes	519.4	549.3
Derivative financial instruments (Note 17)	128.7	190.8
Other assets	400.9	250.2
Total assets	$29,570.5	$18,699.1
Liabilities and equity
Short-term debt and current portion of long-term debt (Note 10)	$499.0	$683.6
Accounts payable, trade	4,131.5	3,837.7
Advance payments	314.9	411.1
Billings in excess of costs and estimated earnings on uncompleted contracts	3,478.7	3,364.5
Accrued payroll	403.8	307.7
Derivative financial instruments (Note 17)	180.5	183.0
Income taxes payable	298.3	317.5
Other current liabilities (Note 9)	2,190.3	1,825.3
Total current liabilities	11,497.0	10,930.4
Long-term debt, less current portion (Note 10)	3,082.8	1,869.3
Accrued pension and other post-retirement benefits, less current portion	351.2	160.0
Derivative financial instruments (Note 17)	158.7	227.7
Deferred income taxes	530.9	130.5
Other liabilities (Note 11)	390.7	301.8
Commitments and contingent liabilities (Note 12)
Stockholders’ equity (Note 13):
Ordinary shares, $1.00 par value and €0.7625 in 2017 and 2016, respectively; 525.0 shares and 119.2 shares authorized in 2017 and 2016, respectively; 347.4 shares and 3.3 shares issued in 2017 and 2016, respectively; no shares and 3.2 shares canceled in 2017 and 2016, respectively; 466.6 and 118.9 shares outstanding in 2017 and 2016, respectively	466.6	114.7
Ordinary shares held in employee benefit trust, at cost; 0.1 shares in 2017	(5.4)	—
Treasury stock, at cost; no shares and 0.3 shares in 2017 and 2016, respectively	—	(44.5)
Capital in excess of par value of ordinary shares	10,507.6	2,694.7
Retained earnings	2,992.2	2,801.4
Accumulated other comprehensive loss	(408.2)	(475.2)
Total TechnipFMC plc stockholders’ equity	13,552.8	5,091.1
Noncontrolling interests	6.4	(11.7)
Total equity	13,559.2	5,079.4
Total liabilities and equity	$29,570.5	$18,699.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Three Months Ended
	March 31,
	2017	2016
Cash provided (required) by operating activities:
Net income	$194.3	$147.3
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	83.2	69.4
Amortization	70.9	5.2
Employee benefit plan and stock-based compensation costs	8.1	6.0
Unrealized loss on derivative instruments and foreign exchange	(10.7)	27.6
Deferred income tax provision (benefit)	55.9	(18.2)
Impairments (Note 5)	0.4	—
Other	53.6	(22.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net and costs in excess of billings	267.7	8.8
Inventories, net	126.6	42.0
Accounts payable, trade	(168.8)	(84.0)
Advance payments and billings in excess of costs	(220.6)	(91.6)
Income taxes payable (receivable), net	(88.1)	7.2
Other assets and liabilities, net	(221.5)	62.9
Cash provided by operating activities	151.0	160.4
Cash provided (required) by investing activities:
Capital expenditures	(51.2)	(25.5)
Cash acquired in merger of FMC Technologies, Inc. and Technip S.A. (Note 2)	1,479.2	—
Proceeds from sale of assets	4.4	0.5
Other	10.5	—
Cash provided (required) by investing activities	1,442.9	(25.0)
Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	4.2	(694.4)
Net increase (decrease) in commercial paper	(290.2)	11.0
Proceeds from issuance of long-term debt	—	438.4
Repayments of long-term debt	(534.1)	(4.8)
Payments related to taxes withheld on stock-based compensation	(46.6)	—
Other	1.2	(19.4)
Cash required by financing activities	(865.5)	(269.2)
Effect of changes in foreign exchange rates on cash and cash equivalents	44.0	(97.7)
Increase (decrease) in cash and cash equivalents	772.4	(231.5)
Cash and cash equivalents, beginning of period	6,269.3	3,178.0
Cash and cash equivalents, end of period	$7,041.7	$2,946.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2016	$114.7	$(44.5)	$2,694.7	$2,801.4	$(475.2)	$(11.7)	$5,079.4
Net income	—	—	—	190.8	—	3.5	194.3
Other comprehensive income	—	—	—	—	67.0	—	67.0
Issuance of ordinary shares due to the Merger of FMC Technologies and Technip	351.9	(6.6)	7,825.4	—	—	—	8,170.7
Cancellation of treasury stock (Note 13)	—	44.5	(23.2)	—	—	—	21.3
Net sales of ordinary shares for employee benefit trust	—	1.2	—	—	—	—	1.2
Stock-based compensation (Note 16)	—	—	11.4	—	—	—	11.4
Other	—	—	(0.7)	—	—	14.6	13.9
Balance as of March 31, 2017	$466.6	$(5.4)	$10,507.6	$2,992.2	$(408.2)	$6.4	$13,559.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted.
Our accounting policies are in accordance with GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from our estimates.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments as well as adjustments to our financial position pursuant to a business combination, necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2017.
In this Quarterly Report on Form 10-Q, we are reporting the results of our operations for the three months ended March 31, 2017, which consist of the combined results of operations of Technip S.A. (“Technip”) and FMC Technologies, Inc. (“FMC Technologies”). Due to the Merger of FMC Technologies and Technip, FMC Technologies’ results of operations have been included in our financial statements for periods subsequent to the consummation of the Merger on January 16, 2017.
Since TechnipFMC is the successor company to Technip, we are presenting the results of Technip’s operations for the three months ended March 31, 2016 and the twelve month period ended December 31, 2016. Refer to Note 2 for further information related to the merger of FMC Technologies and Technip.
Principles of consolidation—These consolidated financial statements include the accounts of TechnipFMC and its majority-owned subsidiaries and affiliates. Intercompany accounts and transactions are eliminated in consolidation.
Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include, but are not limited to, estimates of total contract profit or loss on long-term construction-type contracts; estimated realizable value on excess and obsolete inventory; estimates related to pension accounting; estimates related to fair value for purposes of assessing goodwill, long-lived assets and intangible assets for impairment; estimates related to income taxes; and estimates related to contingencies, including liquidated damages.
Investments in the common stock of unconsolidated affiliates—The equity method of accounting is used to account for investments in unconsolidated affiliates where we have the ability to exert significant influence over the affiliate’s operating and financial policies. The cost method of accounting is used where significant influence over the affiliate is not present.
Investments in unconsolidated affiliates are assessed for impairment whenever events or changes in facts and circumstances indicate the carrying value of the investments may not be fully recoverable. When such a condition is subjectively determined to be other than temporary, the carrying value of the investment is written down to fair value. Management’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in equity method investees to be strategic, long-term investments and completes its assessments for impairment with a long-term viewpoint.
Investments in which ownership is less than 20% or that do not represent significant investments are reported in other assets on the consolidated balance sheets. Where no active market exists and where no other valuation method can be used, these financial assets are maintained at historical cost, less any accumulated impairment losses.
Business combinations—Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The purchase price is allocated to the assets, assumed liabilities and identifiable intangible assets based on their estimated fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Transaction related costs are expensed as incurred.
Revenue recognition—Revenue is generally recognized once the following four criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery of the equipment has occurred (which is upon shipment or when customer-specific acceptance requirements are met) or services have been rendered, iii) the price of the equipment or service is fixed and determinable, and iv) collectability is reasonably assured. We record our sales net of any value added, sales or use tax.
For certain construction-type manufacturing and assembly projects that involve significant design and engineering efforts to satisfy detailed customer specifications, revenue is recognized using the percentage of completion method of accounting. Under the percentage of completion method, revenue is recognized as work progresses on each contract. We apply the ratio of costs incurred to date to total estimated contract costs at completion or on physical progress defined for the main deliverables under the contracts. If it is not possible to form a reliable estimate of progress toward completion, no revenue or costs are recognized until the project is complete or substantially complete. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified.
Modifications to construction-type contracts, referred to as “change orders,” effectively change the provisions of the original contract, and may, for example, alter the specifications or design, method or manner of performance, equipment, materials, sites and/or period for completion of the work. If a change order represents a firm price commitment from a customer, we account for the revised estimate as if it had been included in the original estimate, effectively recognizing the pro rata impact of the new estimate on our calculation of progress toward completion in the period in which the firm commitment is received. If a change order is unpriced: (1) we include the costs of contract performance in our calculation of progress toward completion in the period in which the costs are incurred or become probable; and (2) when it is determined that the revenue is probable of recovery, we include the change order revenue, limited to the costs incurred to date related to the change order, in our calculation of progress toward completion. Unpriced change orders included in revenue were immaterial to our consolidated revenue for all periods presented. Margin is not recorded on unpriced change orders unless realization is assured beyond a reasonable doubt. The assessment of realization may be based upon our previous experience with the customer or based upon our receipt of a firm price commitment from the customer.
Progress billings are generally issued upon completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings are reported in costs and estimated earnings in excess of billings on uncompleted contracts in our condensed consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as billings in excess of costs and estimated earnings on uncompleted contracts and advance payments, respectively, in our condensed consolidated balance sheets. Revenue generated from the installation portion of construction-type contracts is included in service and product revenue in our condensed consolidated statements of income.
Cash equivalents—Cash equivalents are highly-liquid, short-term instruments with original maturities of three months or less from their date of purchase.
Trade receivables, net of allowances—An allowance for doubtful accounts is provided on receivables equal to the estimated uncollectible amounts. This estimate is based on historical collection experience and a specific review of each customer’s receivables balance.
Inventories—Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products, including all manufacturing overhead, but excluding costs to distribute. Cost is determined on the last-in, first-out (“LIFO”) basis for a significant portion of U.S. domiciled inventories. The first-in, first-out (“FIFO”) or weighted average methods are used to determine the cost for most other inventories. Write-down on inventories are recorded when the net realizable value of inventories is lower than their net book value.
Impairment of property, plant and equipment—Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the amount by which the carrying value of the long-lived asset exceeds its fair value.
Long-lived assets classified as held for sale are reported at the lower of carrying value or fair value less cost to sell.
Goodwill—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise). We have established October 31 as the date of our annual test for impairment of goodwill. Reporting units with goodwill are tested for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, or based on management’s judgment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step impairment test is performed. The first step compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss.
Debt instruments—Debt instruments include convertible and synthetic bonds, senior and private placement notes and other borrowings. Issuance fees and redemption premium on all debt instruments are included in the cost of debt in the condensed consolidated balance sheets, as an adjustment to the nominal amount of the debt.
Fair value measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The fair value framework requires the categorization of assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities, with the exception of certain assets and liabilities measured using the net asset value practical expedient, which are not required to be leveled. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•
Level 2: Observable inputs other than quoted prices included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
Income taxes—Current income taxes are provided on income reported for financial statement purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established whenever management believes that it is more likely than not that deferred tax assets may not be realizable.
U.S. income taxes are not provided on our equity in undistributed earnings of foreign subsidiaries or affiliates to the extent we have determined that the earnings are indefinitely reinvested. U.S. income taxes are provided on such earnings in the period in which we can no longer support that such earnings are indefinitely reinvested.
Tax benefits related to uncertain tax positions are recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.
We classify interest expense and penalties recognized on underpayments of income taxes as income tax expense.
Stock-based employee compensation—We measure stock-based compensation expense on restricted stock awards based on the market price at the grant date and the number of shares awarded. We use the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted prior to December 31, 2016 and Black-Scholes options pricing model to measure the fair value of stock options granted since January 1, 2017. The stock-based compensation expense for each award is recognized ratably over the applicable service period, after taking into account estimated forfeitures, or the period beginning at the start of the service period and ending when an employee becomes eligible for retirement.
Ordinary shares held in employee benefit trust—Our ordinary shares are purchased by the plan administrator of the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan and placed in a trust owned by us. Purchased shares are recorded at cost and classified as a reduction of stockholders’ equity on the condensed consolidated balance sheets.
Treasury shares—Treasury shares are recorded as a reduction to stockholders’ equity using the cost method. Any gain or loss related to the sale of treasury shares is included in stockholders’ equity.
Earnings per ordinary share (“EPS”)—Basic EPS is computed using the weighted-average number of ordinary shares outstanding during the year. We use the treasury stock method to compute diluted EPS which gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for awards granted under our incentive compensation and stock plan. The treasury stock method assumes proceeds that would be obtained upon exercise of awards granted under our incentive compensation and stock plan are used to purchase outstanding ordinary shares at the average market price during the period.

Convertible bonds that could be converted into or be exchangeable for new or existing shares would additionally result in a dilution of earnings per share. The common shares assumed to be converted as of the issuance date are included to compute diluted EPS under the if-converted method. Additionally the net profit of the period would be adjusted for the after-tax interest expense related to these dilutive shares.
Foreign currency—Financial statements of operations for which the U.S. dollar is not the functional currency, and are located in non-highly inflationary countries, are translated into U.S. dollars prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash, cash equivalents and debt in hyperinflationary economies are included in interest income or expense.
Derivative instruments—Derivatives are recognized on the condensed consolidated balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge. Each instrument is accounted for individually and assets and liabilities are not offset.
Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time, related deferred hedging gains or losses are recorded in earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Effectiveness of forward contract cash flow hedges are assessed based solely on changes in fair value attributable to the change in the spot rate. The change in the fair value of the contract related to the change in forward rates is excluded from the assessment of hedge effectiveness. Changes in this excluded component of the derivative instrument, along with any ineffectiveness identified, are recorded in earnings as incurred. We document our risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.
We also use forward contracts to hedge foreign currency assets and liabilities, for which we do not apply hedge accounting. The changes in fair value of these contracts are recognized in other income (expense), net on our condensed consolidated statements of income, as they occur and offset gains or losses on the remeasurement of the related asset or liability.
NOTE 2. MERGER OF FMC TECHNOLOGIES AND TECHNIP
Description of the Merger
On June 14, 2016, FMC Technologies and Technip entered into a definitive business combination agreement providing for the business combination among FMC Technologies, FMC Technologies SIS Limited, a private limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of FMC Technologies, and Technip. On August 4, 2016, the legal name of FMC Technologies SIS Limited was changed to TechnipFMC Limited, and on January 11, 2017, was subsequently re-registered as TechnipFMC plc, a public limited company incorporated under the laws of England and Wales.
On January 16, 2017, the business combination was completed. Pursuant to the terms of the definitive business combination agreement, Technip merged with and into TechnipFMC, with TechnipFMC continuing as the surviving company (the “Technip Merger”), and each ordinary share of Technip (the “Technip Shares”), other than Technip Shares owned by Technip or its wholly-owned subsidiaries, were exchanged for 2.0 ordinary shares of TechnipFMC, subject to the terms of the definitive business combination agreement. Immediately following the Technip Merger, a wholly-owned indirect subsidiary of TechnipFMC (“Merger Sub”) merged with and into FMC Technologies, with FMC Technologies continuing as the surviving company and as a wholly-owned indirect subsidiary of TechnipFMC (the “FMCTI Merger”), and each share of common stock of FMC Technologies (the “FMCTI Shares”), other than FMCTI Shares owned by FMC Technologies, TechnipFMC, Merger Sub or their wholly-owned subsidiaries, were exchanged for 1.0 ordinary share of TechnipFMC, subject to the terms of the definitive business combination agreement.
Under the acquisition method of accounting, Technip was identified as the accounting acquirer and acquired a 100% interest in FMC Technologies.

The Merger of FMC Technologies and Technip (the “Merger”) is expected to create a larger and more diversified company that is better equipped to respond to economic and industry developments and better positioned to develop and build on its offerings in the subsea, surface, and onshore/offshore markets as compared to the former companies on a standalone basis. More importantly, the Merger will bring about the ability of the combined company to (i) standardize its product and service offerings to customers, (ii) reduce costs to customers, and (iii) provide integrated product offerings to the oil and gas industry with the aim of innovating the markets in which the combined company operates.
We incurred $54.7 million in merger transaction and integration costs for the three months ended March 31, 2017. No similar costs were incurred for the comparable prior year quarter.
Description of FMC Technologies as Accounting Acquiree
FMC Technologies is a global provider of technology solutions for the energy industry. FMC Technologies designs, manufactures and services technologically sophisticated systems and products, including subsea production and processing systems, surface wellhead production systems, high pressure fluid control equipment, measurement solutions and marine loading systems for the energy industry. Subsea systems produced by FMC Technologies are used in the offshore production of crude oil and natural gas and are placed on the seafloor to control the flow of crude oil and natural gas from the reservoir to a host processing facility. Additionally, FMC Technologies provides a full range of drilling, completion and production wellhead systems for both standard and custom-engineered applications. Surface wellhead production systems, or trees, are used to control and regulate the flow of crude oil and natural gas from the well and are used in both onshore and offshore applications.
Consideration Transferred
The acquisition-date fair value of the consideration transferred consisted of the following:

(In millions, except per share data)
Total FMC Technologies, Inc. shares subject to exchange as of January 16, 2017	228.9
FMC Technologies, Inc. exchange ratio (1)	0.5
Shares of TechnipFMC issued	114.4
Value per share of Technip as of January 16, 2017 (2)	$71.40
Total purchase consideration	$8,170.7
_______________________

(1)
As the calculation is deemed to reflect a share capital increase of the accounting acquirer, the FMC Technologies, Inc. exchange ratio (1 share of TechnipFMC for 1 share of FMC Technologies, Inc. as provided in the business combination agreement) is adjusted by dividing the FMC Technologies exchange ratio by the Technip exchange ratio (2 shares of TechnipFMC for 1 share of Technip as provided in the business combination agreement), i.e.,  1 ⁄ 2 = 0.5 in order to reflect the number of shares of Technip that FMC Technologies stockholders would have received if Technip was to have issued its own shares.

(2)	Closing price of Technip’s ordinary shares on Euronext Paris on January 16, 2017 in Euro converted at the Euro to U.S. dollar exchange rate of $1.0594 on January 16, 2017.

Assets Acquired and Liabilities Assumed
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date. The Company’s purchase price allocation is subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to the Company may become known to the Company during the remainder of the measurement period. The final purchase price allocation will be based on final appraisals and other analysis of fair values of acquired assets and liabilities.

(In millions)
Assets:
Cash	$1,479.2
Accounts receivable	1,247.4
Inventory	764.8
Income taxes receivable	139.2
Other current assets	282.2
Property, plant and equipment	1,351.3
Intangible assets	1,390.3
Deferred income taxes	67.0
Other long-term assets	167.3
Total identifiable assets acquired	6,888.7
Liabilities:
Short-term and current portion of long-term debt	327.1
Accounts payable, trade	386.0
Advance payments	467.0
Income taxes payable	92.1
Other current liabilities	518.6
Long-term debt, less current portion	1,466.6
Accrued pension and other post-retirement benefits, less current portion	195.5
Deferred income taxes	433.5
Other long-term liabilities	123.6
Total liabilities assumed	4,010.0
Net identifiable assets acquired	2,878.7
Goodwill	5,292.0
Net assets acquired	$8,170.7
Segment Allocation of Goodwill
Goodwill is preliminary due to the draft status of the purchase valuation. The allocation to the reporting segments based on the draft valuation is as follows:

(In millions)	Allocated Goodwill
Subsea	$3,078.7
Onshore/Offshore	1,677.0
Surface Technologies	536.3
Total	$5,292.0
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company, which are further described above. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.

Acquired Identifiable Intangible Assets
The identifiable intangible assets acquired include the following:

(In millions, except estimated useful lives)	Fair Value	Estimated Useful Lives
Acquired technology	$240.0	10
Backlog	175.0	2
Customer relationships	285.0	10
Tradenames	635.0	20
Software	55.3	Various
Total identifiable intangible assets acquired	$1,390.3
FMC Technologies’ results of operations have been included in our financial statements for periods subsequent to the consummation of the Merger on January 16, 2017. FMC Technologies contributed revenues and an operating loss of $739.4 million and $80.9 million, respectively, for the period from January 17, 2017 through March 31, 2017.
Pro Forma Impact of the Merger (unaudited)
The following unaudited supplemental pro forma results present consolidated information as if the Merger had been completed as of January 1, 2016. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the Merger. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the Merger had been consummated as of January 1, 2016, nor are they indicative of future results. For comparative purposes, the weighted average shares outstanding used for the diluted earnings per share calculation for the three months ended March 31, 2017 was also used to calculate the diluted earnings per share for the three months ended March 31, 2016.

	Three Months Ended March 31,
(In millions, except per share data)	2017 Pro Forma	2016 Pro Forma
Revenue	$3,500.9	$3,614.4
Net income attributable to TechnipFMC	$106.0	$170.4
Diluted earnings per share	0.23	0.36
NOTE 3. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Among other amendments, this update requires that excess tax benefits or deficiencies be recognized as income tax expense or benefit in the income statement and eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities in the statement of cash flows. This updated guidance also gives an entity the election to either (i) estimate the forfeiture rate of employee stock-based awards or (ii) account for forfeitures as they occur. We elected to retrospectively classify excess tax benefits and deficiencies as operating activity and these amounts, which were immaterial for all periods presented, are reflected in the income taxes payable, net line item in the accompanying condensed consolidated statement of cash flows. In addition, we elected to continue to estimate forfeitures on the grant date to account for the estimated number of awards for which the requisite service period will not be rendered. The adoption of this update did not have a material impact on our consolidated financial statements.
Effective January 1, 2017, we adopted ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This update requires in scope inventory to be measured at the lower of cost or net realizable value rather than at the lower of cost or market under existing guidance. We adopted the updated guidance prospectively. The adoption of this update did not have a material impact on our consolidated financial statements.
Effective January 1, 2017, we adopted ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” This update states that substantial doubt exists if it is probable that an entity will be unable to meet its current and future obligations. Disclosures are required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. We adopted this guidance prospectively. The adoption of this update concerns disclosure only as it relates to our consolidated financial statements.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will supersede most existing GAAP related to revenue recognition and will supersede some cost guidance in existing GAAP related to construction-type and production-type contract accounting. Additionally, the ASU will significantly increase disclosures related to revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 by one year, and as a result, is now effective for us on January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. Early application is permitted to the original effective date of January 1, 2017. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes and have not yet determined which transition method we will utilize upon adoption on the effective date.
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other amendments, this update requires equity investments not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This updated guidance also simplifies the impairment assessment of equity investments without readily determinable fair values and eliminates the requirement to disclose significant assumptions and methods used to estimate the fair value of financial instruments measured at amortized cost. The updated guidance further requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this ASU are effective for us on January 1, 2018. All amendments are required to be adopted on a modified retrospective basis, with two exceptions. The amendments related to equity investments without readily determinable fair values and the requirement to use exit price notion are required to be adopted prospectively. Early adoption is not permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. Early application is permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The guidance will become effective for us on January 1, 2019. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses.” This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The updated guidance applies to (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (ii) loan commitments and other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income, and (iv) beneficial interests in securitized financial assets. The amendments in this ASU are effective for us on January 1, 2020 and are required to be adopted on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This update amends the existing guidance for the statement of cash flows and provides guidance on eight classification issues related to the statement of cash flows. The amendments in this ASU are effective for us on January 1, 2018 and are required to be adopted retrospectively. For issues that are impracticable to adopt retrospectively, the amendments may be adopted prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated statements of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This update requires that income tax consequences are recognized on an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU are effective for us on January 1, 2018 and are required to be adopted on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business.” This update clarifies the definition of a business and provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, such set of assets is not a business. The amendments in this ASU are effective for us on January 1, 2018 and are required to be adopted prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This update eliminates Step 2 from the goodwill impairment test. An annual or interim goodwill test should be performed by comparing the fair value of a reporting unit with its carrying amount. Income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should also be considered when measuring any applicable goodwill impairment loss. This updated guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and if it fails that qualitative assessment, to perform Step 2 of the goodwill impairment test. Any goodwill amount allocated to a reporting unit with a zero or negative carrying amount net of assets is required to be disclosed. The amendments in this ASU are effective for us January 1, 2020 and are required to be adopted prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” It defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sale of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The amendments in this ASU are effective for us January 1, 2018 and are required to be adopted with either a full retrospective approach or a modified retrospective approach. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The update requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. The updated guidance requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The updated guidance also allows only the service cost component to be eligible for capitalization when applicable. The amendments in this ASU are effective for us on January 1, 2018. Early adoption is permitted. The guidance requires adoption on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. We are currently evaluating the impact of this ASU on our consolidated financial statements.

NOTE 4. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2017	2016
Net income attributable to TechnipFMC plc	$190.8	$147.4
After-tax interest expense related to dilutive shares	—	3.2
Net income attributable to TechnipFMC plc adjusted for dilutive effects	190.8	150.6
Weighted average number of shares outstanding	466.6	118.2
Dilutive effect of stock options	0.5	—
Dilutive effect of performance shares	1.8	1.0
Dilutive effect of convertible bonds	—	5.2
Total shares and dilutive securities	468.9	124.4

Basic earnings per share attributable to TechnipFMC plc	$0.41	$1.25
Diluted earnings per share attributable to TechnipFMC plc	$0.41	$1.21
NOTE 5. RESTRUCTURING AND IMPAIRMENT EXPENSE
Restructuring and impairment expense was as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Subsea	$6.7	$0.3
Onshore/Offshore	(0.3)	35.4
Surface Technologies	1.4	—
Corporate and other	1.9	—
Total restructuring and impairment expense	$9.7	$35.7
Restructuring—As a result of the decline in crude oil prices and its effect on the demand for products and services in the oilfield services industry worldwide, we initiated a company-wide reduction in workforce and facility consolidation intended to reduce costs and better align our workforce with current and anticipated activity levels, which resulted in the continued recognition of severance costs relating to termination benefits and other restructuring charges.
Asset impairments—We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition over the asset’s remaining useful life. Our review of recoverability of the carrying value of our assets considers several assumptions including the intended use and service potential of the asset.

NOTE 6. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Raw materials	$278.4	$272.9
Work in process	216.6	36.1
Finished goods	540.2	64.6
	1,035.2	373.6
Valuation adjustments	(51.7)	(38.9)
Inventories, net	$983.5	$334.7
NOTE 7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Value added tax receivables	$432.3	$319.4
Other tax receivables	183.8	124.9
Prepaid expenses	161.3	106.4
Other	313.0	248.5
Other current assets	$1,090.4	$799.2
NOTE 8. EQUITY METHOD INVESTMENTS

Our income from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Subsea	$9.4	$1.9
Onshore/Offshore	—	43.7
Surface Technologies	—	—
Income from equity affiliates	$9.4	$45.6
NOTE 9. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Accruals on completed contracts	$304.8	$271.9
Deferred income on contracts	364.6	407.6
Contingencies related to contracts	390.9	370.1
Other taxes payable	236.2	143.5
Redeemable financial liability	88.2	33.7
Other	805.6	598.5
Total other current liabilities	$2,190.3	$1,825.3

NOTE 10. DEBT
Long-term debt consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	870.3	210.8
Synthetic bonds due 2021	441.5	428.0
Convertible bonds due 2017	—	524.5
2.00% Senior Notes due 2017	300.0	—
3.45% Senior Notes due 2022	500.0	—
5.00% Notes due 2020	215.0	209.7
3.40% Notes due 2022	161.9	158.0
3.15% Notes due 2023	139.5	136.1
3.15% Notes due 2023	134.8	131.4
4.00% Notes due 2027	81.0	79.0
4.00% Notes due 2032	103.8	101.2
3.75% Notes due 2033	104.4	101.8
Bank borrowings	454.3	452.1
Capital leases	28.3	—
Other	47.0	20.3
Total long-term debt	3,581.8	2,552.9
Less: current portion	(499.0)	(683.6)
Long-term debt, less current portion	$3,082.8	$1,869.3
Revolving credit facility—On January 17, 2017, we acceded to a new $2.5 billion senior unsecured revolving credit facility agreement (“facility agreement”) between FMC Technologies, Inc. and Technip Eurocash SNC (the “Borrowers”) with JPMorgan Chase Bank, National Association, as agent and an arranger, SG Americas Securities LLC as an arranger, and the lenders party thereto.
The facility agreement provides for the establishment of a multicurrency, revolving credit facility, which includes a $1.5 billion letter of credit subfacility. Subject to certain conditions, the Borrowers may request the aggregate commitments under the facility agreement be increased by an additional $500.0 million. The facility expires in January 2022.
Borrowings under the facility agreement bear interest at the following rates, plus an applicable margin, depending on currency:

•	U.S. dollar-denominated loans bear interest, at the Borrowers’ option, at a base rate or an adjusted rate linked to the London interbank offered rate (“Adjusted LIBOR”);

•	sterling-denominated loans bear interest at Adjusted LIBOR; and

•	euro-denominated loans bear interest at the Euro interbank offered rate (“EURIBOR”).
Depending on the credit rating of TechnipFMC, the applicable margin for revolving loans varies (i) in the case of Adjusted LIBOR and EURIBOR loans, from 0.820% to 1.300% and (ii) in the case of base rate loans, from 0.000% to 0.300%. The “base rate” is the highest of (a) the prime rate announced by JPMorgan, (b) the greater of the Federal Funds Rate and the Overnight Bank Funding Rate plus 0.5% or (c) one-month Adjusted LIBOR plus 1.0%.
The facility agreement contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type, including financial covenants.
Bilateral credit facilities—We have access to four bilateral credit facilities in the aggregate of €340.0 million. The bilateral credit facilities consist of:

•	two credit facilities of €80.0 million each expiring in May 2019;

•	a credit facility of €80.0 million expiring in June 2019; and

•	a credit facility of €100.0 million expiring in May 2021.
Each bilateral credit facility contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type.
Commercial paper—Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. Commercial paper borrowings are issued at market interest rates. As of March 31, 2017, our commercial paper borrowings had a weighted average interest rate of 1.30% on the U.S. dollar denominated borrowings and (0.22)% on the euro denominated borrowings.
Synthetic bonds—On January 25, 2016, we issued €375.0 million principal amount of 0.875% convertible bonds with a maturity date of January 25, 2021 and a redemption at par of the bonds which have not been converted. On March 3, 2016, we issued additional convertible bonds for a principal amount of €75.0 million issued on the same terms, fully fungible with and assimilated to the bonds issued on January 25, 2016. The issuance of these non-dilutive cash-settled convertible bonds (“Synthetic Bonds”), which are linked to our ordinary shares were backed simultaneously by the purchase of cash-settled equity call options in order to hedge our economic exposure to the potential exercise of the conversion rights embedded in the Synthetic Bonds. As the Synthetic Bonds will only be cash settled, they will not result in the issuance of new ordinary shares or the delivery of existing ordinary shares upon conversion. Interest on the Synthetic Bonds is payable semi-annually in arrears on January 25 and July 25 of each year, beginning July 26, 2016. Net proceeds from the Synthetic Bonds were used for general corporate purposes and to finance the purchase of the call options. The Synthetic Bonds are our unsecured obligations. The Synthetic Bonds will rank equally in right of payment with all of our existing and future unsubordinated debt.
The Synthetic Bonds issued on January 25, 2016 were issued at par. The Synthetic Bonds issued on March 3, 2016 were issued at a premium of 112.43802% resulting from an adjustment over the 3-day trading period following the issuance resulting in a share reference price of €48.8355.
A 40.0% conversion premium was applied to the share reference price of €40.7940. The share reference price was computed using the average of the daily volume weighted average price of our ordinary shares on the Euronext Paris market over the 10 consecutive trading days from January 21 to February 3, 2016. The initial conversion price of the bonds was then fixed at €57.1116.
The Synthetic Bonds each have a nominal value of €100.0 thousand with a conversion ratio of 3,558.2757 and a conversion price of €28.1035. Any bondholder may, at its sole option, request the conversion in cash of all or part of the bonds it owns, beginning November 15, 2020 to the 38th business day before the maturity date.
Convertible bonds—On December 15, 2011, we issued 5,178,455 bonds convertible (the “2011-2017 Convertible Bonds”) into and/or exchangeable for new or existing shares (“OCEANE”) for approximately €497.6 million with a maturity date of January 1, 2017. Net proceeds from the issuance was used to partially restore our cash balance position following the acquisition of Global Industries, Ltd. in December 2011 for a cash consideration of $936.4 million.
At maturity, all outstanding amounts under the 2011-2017 Convertible Bonds were repaid.
Senior Notes—On February 28, 2017, we commenced offers to exchange any and all outstanding notes issued by FMC Technologies for up to $800.0 million aggregate principal amount of new notes issued by TechnipFMC and cash. In conjunction with the offers to exchange, FMC Technologies solicited consents to adopt certain proposed amendments to each of the indentures governing the previously issued notes to eliminate certain covenants, restrictive provisions and events of defaults from such indentures.
On March 29, 2017, we settled the offers to exchange and consent solicitations (the “Exchange Offers”) for (i) any and all 2.00% senior notes due October 1, 2017 (the “2017 FMC Notes”) issued by FMC Technologies for up to an aggregate principal amount of $300.0 million of new 2.00% senior notes due October 1, 2017 (the “2017 Senior Notes’) issued by TechnipFMC and cash, and (ii) any and all 3.45% senior notes due October 1, 2022 (the “2022 FMC Notes”) issued by FMC Technologies for up to an aggregate principal amount of $500.0 million in new 3.45% senior notes due October 1, 2022 (the “2022 Senior Notes”) issued by TechnipFMC with registration rights and cash. Pursuant to the Exchange Offers, we issued approximately $215.4 million in aggregate principal amount of 2017 Senior Notes and $459.8 million in aggregate principal amount of 2022

Senior Notes (collectively the “Senior Notes”). Interest on the 2017 Senior Notes is payable on October 1, 2017. Interest on the 2022 Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2017.
The terms of the Senior Notes are governed by the indenture, dated as of March 29, 2017 between TechnipFMC and U.S. Bank National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture between TechnipFMC and the Trustee (the “First Supplemental Indenture”) relating to the issuance of the 2017 Notes and the Second Supplemental Indenture between TechnipFMC and the Trustee (the “Second Supplemental Indenture”) relating to the issuance of the 2022 Notes.
At any time prior to their maturity in the case of the 2017 Notes, and at any time prior to July 1, 2022, in the case of the 2022 Notes, we may redeem some or all of the Senior Notes at the redemption prices specified in the First Supplemental Indenture and Second Supplemental Indenture, respectively. At any time on or after July 1, 2022, we may redeem the 2022 Notes at the redemption price equal to 100% of the principal amount of the 2022 Notes redeemed. The Senior Notes are our senior unsecured obligations. The Senior Notes will rank equally in right of payment with all of our existing and future unsubordinated debt, and will rank senior in right of payment to all of our future subordinated debt.
Private Placement Notes—On July 27, 2010, we completed the private placement of €200.0 million aggregate principal amount of 5.0% notes due July 2020 (the “2020 Notes”). Interest on the 2020 Notes is payable annually in arrears on July 27 of each year, beginning July 27, 2011. Net proceeds of the 2020 Notes were used to partially finance the 2004-2011 bond issue, which was repaid at its maturity date on May 26, 2011. The 2020 Notes contain contains usual and customary covenants and events of default for notes of this type. In the event of a change of control resulting in a downgrade in the rating of the notes below BBB-, the 2020 Notes may be redeemed early by any bondholder, at its sole discretion. The 2020 Notes are our unsecured obligations. The 2020 Notes will rank equally in right of payment with all of our existing and future unsubordinated debt.
In June 2012, we completed the private placement of €325.0 million aggregate principal amount of notes. The notes were issued in three tranches with €150.0 million bearing interest at 3.40% and due June 2022 (the “Tranche A 2022 Notes”), €75.0 million bearing interest of 4.0% and due June 2027 (the “Tranche B 2027 Notes”) and €100.0 million bearing interest of 4.0% and due June 2032 (the “Tranche C 2032 Notes” and, collectively with the “Tranche A 2022 Notes and the “Tranche B 2027 Notes”, the “2012 Private Placement Notes”). Interest on the Tranche A 2022 Notes and the Tranche C 2032 Notes is payable annually in arrears on June 14 of each year beginning June 14, 2013. Interest on the Tranche B 2027 Notes is payable annually in arrears on June 15 of each year, beginning June 15, 2013. Net proceeds of the 2012 Private Placement Notes were used for general corporate purposes. The 2012 Private Placement Notes contain usual and customary covenants and events of default for notes of this type. In the event of a change of control resulting in a downgrade in the rating of the notes below BBB-, the 2012 Private Placement Notes may be redeemed early by any bondholder, at its sole discretion. The 2012 Private Placement Notes are our unsecured obligations. The 2012 Private Placement Notes will rank equally in right of payment with all of our existing and future unsubordinated debt.
In October 2013, we completed the private placement of €355.0 million aggregate principal amount of senior notes. The notes were issued in three tranches with €100.0 million bearing interest at 3.75% and due October 2033 (the “Tranche A 2033 Notes”), €130.0 million bearing interest of 3.15% and due October 2023 (the “Tranche B 2023 Notes) and €125.0 million bearing interest of 3.15% and due October 2023 (the “Tranche C 2023 Notes” and, collectively with the “Tranche A 2033 Notes and the “Tranche B 2023 Notes”, the “2013 Private Placement Notes”). Interest on the Tranche A 2033 Notes is payable annually in arrears on October 7 each year, beginning October 7, 2014. Interest on the Tranche B 2023 Notes is payable annually in arrears on October 16 of each year beginning October 16, 2014. Interest on the Tranche C 2023 Notes is payable annually in arrears on October 18 of each year, beginning October 18, 2014. Net proceeds of the 2013 Private Placement Notes were used for general corporate purposes. The 2013 Private Placement Notes contain contains usual and customary covenants and events of default for notes of this type. In the event of a change of control resulting in a downgrade in the rating of the notes below BBB-, the 2013 Private Placement Notes may be redeemed early by any bondholder, at its sole discretion. The 2013 Private Placement Notes are our unsecured obligations. The 2013 Private Placement Notes will rank equally in right of payment with all of our existing and future unsubordinated debt.
Term loan—In December 2016, we entered into a £160.0 million term loan agreement to finance the Deep Explorer, a diving support vessel (“DSV”), maturing December 2028. Under the loan agreement, interest accrues at an annual rate of 2.813%. This loan agreement contains usual and customary covenants and events of default for loans of this type.
Foreign committed credit—We have committed credit lines at many of our international subsidiaries for immaterial amounts. We utilize these facilities for asset financing and to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market.

NOTE 11. OTHER LIABILITIES
During the three months ended December 31, 2016, we obtained voting control interests in legal onshore/offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. Prior to the amendments of the contractual terms that provided us with voting interest control, we accounted for these entities under the equity method of accounting based on our previously held interests in each of these entities. Since nearly all substantive processes to perform and execute the obligations of the underlying contract are conducted by TechnipFMC and the noncontrolling interest holders, we accounted for these entities as an asset acquisition upon our obtaining control and recognized a net gain of $72.6 million during 2016. As of December 31, 2016, total assets, liabilities and equity related to these entities were consolidated onto our balance sheet and our results of operations for the three months ended March 31, 2017 reflect the consolidated results of operations related to these entities.
In addition to the recognition of an intangible asset related to the acquired asset in the underlying entities, a mandatorily redeemable financial liability of $176.0 million was recognized as of December 31, 2016 to account for the fair value of the non-controlling interests, for which $33.7 million was recorded as other current liabilities. Refer to Note 9 for further information regarding our other current liabilities. Changes in the fair value of the financial liability are recorded as interest expense on the condensed consolidated statements of income. Refer to Note 18 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Contingent liabilities associated with guarantees—In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds and other guarantees with financial institutions for the benefit of our customers, vendors and other parties. The majority of these financial instruments expire within four years. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Guarantees consisted of the following:

(In millions)	March 31, 2017
Financial guarantees (1)	$827.7
Performance guarantees (2)	3,952.1
Maximum potential undiscounted payments	$4,779.8
_______________________

(1)
Financial guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on changes in an underlying agreement that is related to an asset, a liability, or an equity security of the guaranteed party. These tend to be drawn down only if the Company fails to fulfill its financial obligations.

(2)
Performance guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on another entity's failure to perform under a nonfinancial obligating agreement. Events that trigger payment are performance related, such as failure to ship a product or provide a service.

Contingent liabilities associated with legal matters—On March 29, 2016, Dong Energy (“Dong”) terminated, on the grounds of an alleged material breach, a contract signed on February 27, 2012 with a consortium of Technip France and Daewoo Shipping & Marine Engineering Co., Ltd. This contract covered engineering, procurement, fabrication, hook-up and commissioning assistance for a fixed wellhead and process platform and associated facilities for the Hejre field offshore Denmark. Dong announced that it will not complete and does not intend to take possession of the platform. The parties are currently in arbitration to resolve contract disputes related to the performance and cessation of work under the contract.
We are involved in various pending or potential legal actions or disputes in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 13. STOCKHOLDERS’ EQUITY
There were no cash dividends declared during the three months ended March 31, 2017 and 2016.
The following is a summary of our capital stock activity for the three months ended March 31, 2017 and 2016:

(Number of shares in millions)	Ordinary Shares Issued	Ordinary Shares Held in Employee Benefit Trust	Treasury Stock
Balance as of December 31, 2015	119.0	—	0.8
Net stock purchased for (sold from) pursuant to liquidity contract	—	—	(0.1)
Balance as of March 31, 2016	119.0	—	0.7

Balance as of December 31, 2016	119.2	—	0.3
Net capital increases due to the Merger of FMC Technologies and Technip	347.4	—	—
Treasury stock cancellation due to the Merger of FMC Technologies and Technip	—	—	(0.3)
Net stock purchased for (sold from) employee benefit trust	—	0.1	—
Balance as of March 31, 2017	466.6	0.1	—
Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Available-For-Sale Securities	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2016	$(307.5)	$—	$(126.9)	$(40.8)	$(475.2)
Other comprehensive income (loss) before reclassifications, net of tax	6.6	0.8	24.7	—	32.1
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	—	34.4	0.5	34.9
Other comprehensive income (loss), net of tax	6.6	0.8	59.1	0.5	67.0
March 31, 2017	$(300.9)	$0.8	$(67.8)	$(40.3)	$(408.2)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended
(In millions)	March 31, 2017	March 31, 2016
Details about Accumulated Other Comprehensive Loss Components			Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on available-for-sale securities	$—	$—	Other expense, net

Gains (losses) on hedging instruments
Foreign exchange contracts:	$(14.6)	$—	Revenue
	(0.1)	—	Cost of sales
	(0.1)	—	Research and development expense
	(28.4)	(63.5)	Other (expense), net
	(43.2)	(63.5)	Income before income taxes
	(8.8)	(20.7)	Provision (benefit) for income taxes
	$(34.4)	$(42.8)	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(0.5)	$(0.1)	(a)
Amortization of prior service credit (cost)	(0.2)	(0.1)	(a)
	(0.7)	(0.2)	Income before income taxes
	(0.2)	(0.1)	Provision (benefit) for income taxes
	$(0.5)	$(0.1)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 15 for additional details).

NOTE 14. INCOME TAXES
As a result of the Merger described in Note 2, TechnipFMC plc is a public limited company incorporated under the laws of England and Wales. Therefore, our earnings are subject to the United Kingdom statutory rate of 19.3% beginning on the effective date of the Merger. Previously these earnings were subject to the French statutory rate of 34.4%. Our consolidated effective income tax rate information has been presented accordingly. The Merger transaction was generally a non-taxable event for the significant jurisdictions in which we operate.
Our income tax provision (benefit) for the three months ended March 31, 2017 and 2016, reflected effective tax rates of 34.8% and 24.4%, respectively. The year-over-year increase in the effective tax rate was primarily due to an unfavorable change in the forecasted country mix of earnings and increases in our valuation allowance due to additional losses generated during the year for which no tax benefit is expected to be realized.
Our effective tax rate can fluctuate depending on our country mix of earnings. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.
The effective income tax rate was different from the statutory income tax rate due to the following:

	Three Months Ended March 31,
(In millions)	2017	2016
Statutory income tax rate	19.3%	34.4%
Net difference resulting from:
Foreign earnings subject to different tax rates	0.7%	(16.5)%
Branch profits tax	1.0%	—%
Deemed dividends	1.2%	—%
State and other complement tax	2.9%	1.1%
Return to provision	1.3%	—%
Valuation allowance	6.3%	10.5%
Other	2.1%	(5.1)%
Effective tax rate	34.8%	24.4%
NOTE 15. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2017		2016
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$2.2	$4.6	$—	$2.8
Interest cost	5.8	4.3	—	2.6
Expected return on plan assets	(10.5)	(7.7)	—	(2.0)
Amortization of prior service cost (credit)	—	0.2	—	0.1
Amortization of actuarial loss (gain), net	—	0.5	—	0.1
Settlement cost	—	0.2	—	—
Net periodic benefit cost	$(2.5)	$2.1	$—	$3.6

During the three months ended March 31, 2017, we contributed $0.6 million to our U.S. pension benefit plans and $12.6 million to our international pension benefit plans.

NOTE 16. STOCK-BASED COMPENSATION
On January 11, 2017, we adopted the TechnipFMC plc Incentive Award Plan (the “Plan”). The Plan provides certain incentives and awards to officers, employees, non-employee directors and consultants of TechnipFMC and its subsidiaries. The Plan allows our Board of Directors to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board of Directors to make various types of awards to other eligible individuals. Awards may include stock options, stock appreciation rights, performance units, restricted stock units, restricted stock or other awards authorized under the Plan. All awards are subject to the Plan’s provisions, including all stock-based grants previously issued by FMC Technologies and Technip prior to consummation of the Merger. Under the Plan, 24.1 million ordinary shares were authorized for awards.
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $11.4 million and $6.0 million for the three months ended March 31, 2017 and 2016, respectively.
NOTE 17. DERIVATIVE FINANCIAL INSTRUMENTS
For purposes of mitigating the effect of changes in exchange rates, we hold derivative financial instruments to hedge the risks of certain identifiable and anticipated transactions and recorded assets and liabilities in our consolidated balance sheets. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. Our policy is to hold derivatives only for the purpose of hedging risks associated with anticipated foreign currency purchases and sales created in the normal course of business and not for trading purposes where the objective is solely to generate profit.
Generally, we enter into hedging relationships such that changes in the fair values or cash flows of the transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives. For derivative instruments that qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative, which does not include the time value component of a forward currency rate, is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, any change in the fair value of those instruments are reflected in earnings in the period such change occurs.
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At March 31, 2017, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	236.6	180.3
Brazilian real	571.9	179.8
British pound	219.4	273.7
Canadian dollar	(172.7)	(129.8)
Euro	895.0	966.2
Malaysian ringgit	233.2	52.7
Nigerian naira	(5,341.3)	(17.2)
Norwegian krone	919.9	107.7
Singapore dollar	129.0	92.3
U.S. dollar	(1,741.0)	(1,741.0)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2017, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(54.4)	(17.1)
Euro	(23.7)	(25.4)
Norwegian krone	(240.2)	(27.9)
U.S. dollar	68.7	68.7
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. Refer to Note 18 to these consolidated financial statements for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets.

	March 31, 2017		December 31, 2016
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$67.4	$154.6	$47.2	$183.0
Long-term – Derivative financial instruments	17.3	38.6	10.7	47.6
Total derivatives designated as hedging instruments	84.7	193.2	57.9	230.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	17.2	25.9	—	—
Long-term – Derivative financial instruments	3.0	11.7	—	—
Total derivatives not designated as hedging instruments	20.2	37.6	—	—
Long-term – Derivative financial instruments – Synthetic Bonds – Call Option Premium	108.4	—	180.1	—
Long-term – Derivative financial instruments – Synthetic Bonds – Embedded Derivatives	—	108.4	—	180.1
Total derivatives	$213.3	$339.2	$238.0	$410.7
We recognized a loss of $2.7 million and a gain of $10.6 million for the three months ended March 31, 2017 and 2016, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in an accumulated other comprehensive loss of $67.8 million and $126.9 million at March 31, 2017, and December 31, 2016, respectively. We expect to transfer an approximate $65.4 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the first half of 2020.

The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments designated as fair value hedges.

Location of Fair Value Hedge Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
(In millions)	2017	2016
Other income (expense), net	$20.8	$(16.2)
The following tables present the location of gains (losses) on the consolidated statements of other comprehensive income and/or the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended March 31,
(In millions)	2017	2016
Foreign exchange contracts	$34.5	$(45.5)

Location of Cash Flow Hedge Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,
(In millions)	2017	2016
Foreign exchange contracts:
Revenue	$(14.6)	$—
Cost of sales	(0.1)	—
Research and development expense	(0.1)	—
Other (expense), net	(28.4)	(63.5)
Total	$(43.2)	$(63.5)

Location of Cash Flow Hedge Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2017	2016
Foreign exchange contracts:
Revenue	$1.8	$—
Cost of sales	(1.2)	—
Other income (expense), net	(3.1)	9.8
Total	$(2.5)	$9.8
The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended March 31,
(In millions)	2017	2016
Foreign exchange contracts:
Revenue	$0.3	$—
Cost of sales	(0.5)	—
Other income, net	28.0	1.6
Total	$27.8	$1.6

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2017 and December 31, 2016, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2017			December 31, 2016
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$213.3	$(81.5)	$131.8	$238.0	$(57.9)	$180.1

	March 31, 2017			December 31, 2016
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$339.2	$(81.5)	$257.7	$410.7	$(57.9)	$352.8
NOTE 18. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2017				December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Nonqualified Plan:
Traded securities (1)	$26.2	$26.2	$—	$—	$—	$—	$—	$—
Money market fund	1.7	—	1.7	—	—	—	—	—
Stable value fund (2)	0.8				—
Available-for-sale securities	29.5	29.5	—	—	27.9	27.9	—	—
Derivative financial instruments:
Synthetic bonds - call option premium	108.4	—	108.4	—	180.1	—	180.1	—
Foreign exchange contracts	104.9	—	104.9	—	57.9	—	57.9	—
Total assets	$271.5	$55.7	$215.0	$—	$265.9	$27.9	$238.0	$—
Liabilities
Redeemable financial liability	$243.7	$—	$—	$243.7	$176.0	$—	$—	$176.0
Derivative financial instruments:
Synthetic bonds - embedded derivatives	108.4	—	108.4	—	180.1	—	180.1	—
Foreign exchange contracts	230.8	—	230.8	—	230.6	—	230.6	—
Total liabilities	$582.9	$—	$339.2	$243.7	$586.7	$—	$410.7	$176.0
 _______________________

(1)	Includes equity securities, fixed income and other investments measured at fair value.

(2)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

Non-qualified plan—The fair value measurement of our traded securities is based on quoted prices that we have the ability to access in public markets. Our stable value fund and money market fund are valued at the net asset value of the shares held at the end of the quarter, which is based on the fair value of the underlying investments using information reported by our investment advisor at quarter-end.
Available-for-sale investments—The fair value measurement of our available-for-sale investments is based on quoted prices that we have the ability to access in public markets.
Mandatorily redeemable financial liability—We determined the fair value of the mandatorily redeemable financial liability using a discounted cash flow model. Refer to Note 11 for further information related to this liability. The key assumption used in applying the income approach is the expected dividends to be distributed in the future to the noncontrolling interest holders. Expected dividends to be distributed is based on the noncontrolling interests’ share of the expected profitability of the underlying contract, the selected discount rate, and the overall timing of completion of the project. A decrease of one percentage point in the discount rate would have increased the liability by $5.4 million as of March 31, 2017. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.
Changes in the fair value of our Level 3 mandatorily redeemable financial liability is presented below. Since the liability was created during the three months ended December 31, 2016, no changes in fair value are presented for the prior period.

(In millions)	Three Months Ended March 31, 2017
Balance at beginning of period	$176.0
Remeasurement adjustment included in earnings	67.7
Settlements	—
Balance at end of period	$243.7
Derivative financial instruments—We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread, and the credit spread of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating.
At the present time, we have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position.
Refer to Note 17 for additional disclosure related to derivative financial instruments.

Other fair value disclosures:
Fair value of debt—The fair value of our Synthetic Bonds, Senior Notes and private placement notes are as follows:

	March 31, 2017		December 31, 2016
(In millions)	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Synthetic bonds due 2021	$441.5	$633.6	$428.0	$663.2
2.00% Senior Notes due 2017	300.0	300.6	—	—
3.45% Senior Notes due 2022	500.0	506.8	—	—
5.00% Notes due 2020	215.0	240.8	209.7	237.7
3.40% Notes due 2022	161.9	178.0	158.0	177.6
3.15% Notes due 2023(a)	139.5	154.5	136.1	152.0
3.15% Notes due 2023	134.8	146.5	131.4	142.5
4.00% Notes due 2027	81.0	90.9	79.0	89.5
4.00% Notes due 2032	103.8	123.3	101.2	122.1
3.75% Notes due 2033	104.4	108.2	101.8	104.1
 _______________________

(1)	Carrying amounts are shown net of unamortized debt discounts and premiums and unamortized debt issuance costs.

(2)
Fair values are based on Level 1 quoted market rates, except for the 4.00% Notes due 2027 and 3.15% Notes Due 2023(a), which are based on Level 2, quoted market rates on similar liabilities with an appropriate credit spread applied.

Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, debt associated with our bank borrowings, credit facilities, convertible bonds, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Credit risk—By their nature, financial instruments involve risk, including credit risk, for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses on trade receivables are established based on collectability assessments. We mitigate credit risk on derivative contracts by executing contracts only with counterparties that consent to a master netting agreement, which permits the net settlement of gross derivative assets against gross derivative liabilities.
NOTE 19. BUSINESS SEGMENTS
Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide, which corresponds to the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment.
Upon completion of the Merger of FMC Technologies and Technip, we reorganized our reporting structure and aligned our segments and the underlying businesses to execute the strategy of TechnipFMC. As a result, we report the results of operations in the following segments: Subsea, Onshore/Offshore and Surface Technologies.
Our reportable segments are:

•
Subsea—manufactures and designs products and systems, performs engineering, procurement and project management and provides services used by oil and gas companies involved in deepwater exploration and production of crude oil and natural gas.

•
Onshore/Offshore—designs and builds onshore facilities related to the production, treatment and transportation of oil and gas; and designs, manufactures and installs fixed and floating platforms for the production and processing of oil and gas reserves for companies in the oil and gas industry.

•
Surface Technologies—designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore exploration and production of crude oil and natural gas; designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services for exploration companies in the oil and gas industry.

Total revenue by segment includes intersegment sales, which are made at prices approximating those that the selling entity is able to obtain on external sales. Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments are included in computing segment operating profit. Refer to Note 8 for additional information. The following items have been excluded in computing segment operating profit: corporate staff expense, net interest income (expense) associated with corporate debt facilities, income taxes, and other revenue and other expense, net.
Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Segment revenue
Subsea	$1,376.7	$1,517.2
Onshore/Offshore	1,764.0	888.5
Surface Technologies	248.4	—
Other revenue and intercompany eliminations	(1.1)	—
Total revenue	$3,388.0	$2,405.7
Income before income taxes:
Segment operating profit (loss):
Subsea	$54.2	$196.4
Onshore/Offshore	139.9	58.5
Surface Technologies	(18.6)	—
Total segment operating profit	175.5	254.9
Corporate items:
Corporate income (expense) (1)	204.2	(46.8)
Net interest expense	(81.7)	(13.3)
Total corporate items	122.5	(60.1)
Income before income taxes (2)	$298.0	$194.8
 _______________________

(1)
Corporate expense primarily includes corporate staff expenses, stock-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger-related transaction expenses.

(2)	Includes amounts attributable to noncontrolling interests.

Segment assets were as follows:

(In millions)	March 31, 2017	December 31, 2016
Segment assets:
Subsea	$13,946.1	$7,823.1
Onshore/Offshore	4,967.7	3,311.0
Surface Technologies	1,871.5	—
Intercompany eliminations	(20.7)	—
Total segment assets	20,764.6	11,134.1
Corporate (1)	8,805.9	7,565.0
Total assets	$29,570.5	$18,699.1
  _______________________

(1)
Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

NOTE 20. SUBSEQUENT EVENTS
On April 26, 2017, we announced that our Board of Directors approved a capital allocation plan that includes the authorization of a share repurchase program of up to $500.0 million of our ordinary shares to be completed by the end of 2018 and planning for a quarterly dividend following third quarter 2017 results. The implementation of this capital allocation program is subject to, among other things, completion of a U.K.-court approved reduction of capital and the availability of sufficient distributable reserves, which is expected to be completed in the third quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook —Although the price of crude oil recovered in 2016 when compared to the prior year, the oil and gas industry continues to experience the overall impacts of the low crude oil price environment and some lingering uncertainties in the crude oil price outlook. Despite OPEC’s implementation of a cap on OPEC crude oil production in 2017, uncertainty in the crude oil price outlook remains as to the effectiveness and duration of both concurrent OPEC and non-OPEC production cuts. After experiencing slight improvements in crude prices and inventory levels early in 2017, there continues to be some continued uncertainty in the crude oil price outlook which is expected to have an ongoing negative effect on our businesses in 2017. The timing of any sustainable recovery of crude oil prices and business activity is dependent on a number of variables, but many analysts continue to believe the market corrections necessary to address the oversupply of crude oil are in place and will ultimately result in sustainable industry improvement. As long-term demand rises and production naturally declines, we believe commodity prices should continue to recover, improving the cash flows and confidence of our customers to increase their investments in new sources of oil production.
Subsea—The low crude oil price environment over the last two years led many of our customers to reduce their capital spending plans or defer new deepwater projects. We began to reduce our workforce to align our operations with the anticipated decreases in activity in 2016 due to delayed Subsea project inbound and to maintain operating margins. We have benefitted from these restructuring actions by attaining more cost-effective manufacturing as we exited 2016 and during the first quarter of 2017. Looking ahead, we expect Subsea revenue to decrease a third consecutive year in 2017. However, even with lower Subsea revenue expectations, we believe the operational improvements and cost reductions made in the prior year will protect operating margins and provide us with the capability to respond to the eventual market recovery. We also recognize the need to invest in our people to ensure that we preserve the core competencies and capabilities that delivered the strong results in the first quarter of 2017 and will be needed to respond to the market recovery. We believe the operational improvements made will help mitigate the anticipated decline in operating margins. We remain confident that we can deliver double digit operating margins for the full-year 2017. Our customers are taking aggressive actions to improve their project economics. Accordingly, we remain focused on ways to reduce costs to our customers by offering cost-effective approaches to our customers’ project developments, including customer acceptance of integrated business models to help achieve the cost-reduction goals and accelerate achievement of first oil. In the long term, we continue to believe deepwater development will remain a significant part of our customers’ portfolio.
Onshore/Offshore—The Offshore market faces many of the same constraints as the Subsea business due to industry challenges to improve project economics.  In response, we are continuing our cost reduction efforts in this business to align capacity and capabilities with market demands.  Meanwhile, Onshore market activity continues to provide a tangible set of opportunities, including natural gas, refining and petrochemical projects.  Activity in both LNG and petrochemicals is fueled by the potential for sustained modest natural gas prices, representing an important opportunity set for our business.  As Onshore market activity levels remain stable, it provides our business the opportunity to remain actively engaged in and pursuing front-end engineering studies which provide the platform for early engagement with clients which can significantly de-risk project execution. Market opportunities for downstream front-end engineering studies and full engineering, procurement and construction projects are most prevalent in the Middle East, Africa and Asia markets in both LNG and refining.
Surface Technologies—Our Surface Technologies segment continues to operate in a challenging environment as a result of lower activity and competitive pricing, particularly in the North America land market. While rig count and operating activity have been improving in certain oil and gas producing basins, in basins where excess supply has limited the ability to earn an acceptable return, we have temporarily suspended certain operations in our surface Americas business until additional market activity supports our profit and cash flow objectives. The market recovery began in late 2016 in North America and has continued through the first quarter of 2017. Our restructuring actions taken in 2016 have reduced costs, and we expect our rationalized operating structure to provide us with flexibility to respond to the recovery. Our international surface business experienced competitive pricing pressure throughout 2016 in all of the markets we serve, and we expect this competitive pricing environment to continue and to negatively impact operating margins throughout 2017.
Pro Forma Results of Operations
Unaudited supplemental pro forma results of operations for the three months ended March 31, 2016 present consolidated information as if (i) the merger of FMC Technologies and Technip (the “Merger”) and (ii) the consolidation of legal onshore/offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant (“Yamal”) had been completed as of January 1, 2016. The pro forma results do not include any potential synergies, cost savings or other expected benefits of these transactions. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the transactions had been consummated as of January 1, 2016, nor are they indicative of future results. In order to provide comparability to the prior year pro forma results, the impact of purchase price accounting adjustments have been reflected on an equal basis.
Refer to Note 2 for further information related to the Merger of FMC Technologies and Technip and refer to Note 11 for further information related to Yamal.
Due to the size of the aforementioned transactions relative to the size of historical results of operations and for purposes of comparability, management’s discussion of the consolidated and segment results of operations are provided on the basis of comparing actual results of operations for the three months ended March 31, 2017 to pro forma results of operations for the three months ended March 31, 2016.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,			Change (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma**	2016	$	%
Revenue	$3,388.0	$4,904.6	$2,405.7	(1,516.6)	(30.9)
Costs and expenses:
Cost of sales	2,983.2	4,307.1	2,005.7	(1,323.9)	(30.7)
Selling, general and administrative expense	254.1	310.8	147.6	(56.7)	(18.2)
Research and development expense	43.4	53.9	20.3	(10.5)	(19.5)
Restructuring and impairment expense	9.7	76.0	35.7	(66.3)	(87.2)
Merger transaction and integration costs	54.7	—	—	54.7	*
Total costs and expenses	3,345.1	4,747.8	2,209.3	(1,402.7)	(29.5)
Other income (expense), net	327.4	11.7	(33.9)	315.7	2,698.3
Net interest expense	(81.7)	(13.6)	(13.3)	(68.1)	(500.7)
Income (loss) from equity affiliates	9.4	(5.0)	45.6	14.4	288.0
Income before income taxes	298.0	149.9	194.8	148.1	98.8
Provision for income taxes	103.7	26.7	47.5	77.0	288.4
Net income	194.3	123.2	147.3	71.1	57.7
Net (income) loss attributable to noncontrolling interests	(3.5)	0.1	0.1	(3.6)	*
Net income attributable to TechnipFMC plc	$190.8	$123.3	$147.4	67.5	54.8
_______________________

*	Not meaningful
**	Refer to “Pro Forma Results of Operations” above for further information related to the presentation of and transactions included in pro forma results for the three months ended March 31, 2016.
Revenue
Revenue decreased $1,516.6 million in the first quarter of 2017 compared to the prior-year quarter on a pro forma basis, primarily resulting from a sharp decline in Subsea activities in the Europe and Africa region due to lower order activity during 2015 and 2016, leading to a lower backlog of business coming into the current year. Partially offsetting were increased project execution activities in the Asia Pacific region, which continues to benefit from a larger portfolio of projects in backlog. Revenue also decreased across all Onshore/Offshore businesses year-over-year on a pro forma basis, primarily driven by lower levels of project backlog coming into the year impacting our Middle East, North America and South America businesses.
Gross profit
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 11.9% in the first quarter of 2017, from 12.2% in the prior-year quarter on a pro forma basis. The decline in gross profit as a percentage of sales was primarily due to impact on the Subsea and Surface Technologies segments from the lower activity levels and project margin mix.
Selling, general and administrative expense
Selling, general and administrative expense decreased $56.7 million year-over-year on a pro forma basis, resulting from lower headcount across all reporting segments and decreased sales commissions.
Restructuring and impairment expense
Restructuring and impairment expense decreased by $66.3 million year-over-year on a pro forma basis. Additionally, we recorded restructuring and impairment expenses of $9.7 million during 2017 as a result of our company-wide reduction in workforce and facility consolidation efforts.

Merger transaction and integration costs of $54.7 million were incurred in the first quarter of 2017 due to the completion of the Merger of FMC Technologies and Technip. A significant portion of the expenses recorded in the period are related to transaction fees, with a substantially lower portion related to integration activities pertaining to combining the two legacy companies. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first quarter of 2017, we recognized $306.9 million of net foreign exchange gains, largely due to the unhedged position of the Russian ruble versus the U.S. dollar,
Provision for income taxes
Our income tax provision for the first quarter of 2017 and the first quarter of 2016 on a historical basis reflected effective tax rates of 34.8% and 24.4%, respectively. The year-over-year increase in the effective tax rate was primarily due to an unfavorable change in the forecasted country mix of earnings. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 19 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea

	Three Months Ended March 31,			Favorable/(Unfavorable)
(In millions, except %)	2017 (1)	2016 Pro Forma	2016	$	%
Revenue	$1,376.7	$2,378.0	$1,517.2	(1,001.3)	(42.1)
Operating profit	$54.2	$216.9	$196.4	(162.7)	(75.0)

Operating profit as a percentage of revenue	3.9%	9.1%	12.9%		(5.2) pts.
 _______________________

(1)
Due to the Merger of FMC Technologies and Technip, there were 2.5 months included in the first quarter of 2017 for legacy FMC Technologies, compared with three months in the first quarter of 2016. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Subsea revenue decreased $1,001.3 million year-over-year on a pro forma basis, primarily due to lower project activity in the Europe and Africa region and lower activity in our Subsea services business, partially offset by increased project activity in the Asia Pacific region. The lower activity was substantially due to the reduced backlog levels at the beginning of the period as a result of slower project awards in 2015 and 2016. Additionally, the decrease in revenue was attributable to lower vessel utilization year-over-year on a pro forma basis, primarily due to high vessel campaigns in Africa and Asia in the prior year.
Subsea operating profit for the first quarter of 2017 included $6.7 million in restructuring and other severance charges compared to $3.9 million in the prior year on a pro forma basis. Operating profit for the first quarter of 2016 included $3.9 million in restructuring and other severance charges.
Onshore/Offshore

	Three Months Ended March 31,			Favorable/(Unfavorable)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$1,764.0	$2,181.9	$888.5	(417.9)	(19.2)
Operating profit	$139.9	$58.4	$58.5	81.5	139.6

Operating profit as a percentage of revenue	7.9%	2.7%	6.6%		5.2 pts.
Onshore/Offshore revenue decreased $417.9 million year-over-year on a pro forma basis. In December 2016, we increased our stake in the Yamal joint venture and became the controlling shareholder, resulting in full consolidation of the joint venture into the consolidated financial statements. Absent the change due to consolidation, revenues were lower due to reduced project activity across all geographical regions. Additionally, the decrease in revenue was attributable to lower activity in the Middle East, North America and South America due to the delivery of several projects in 2016.
Onshore/Offshore operating profit as a percentage of revenue for the first quarter of 2017 increased to 7.9% due to a favorable mix of project margins. In addition, quarter-over-quarter profitability was also favorably impacted by the non-recurrence of a 2016 quarterly charge of $35.4 million related to impairment, restructuring and other severance charges.

Surface Technologies

	Three Months Ended March 31,			Favorable/(Unfavorable)
(In millions, except %)	2017 (1)	2016 Pro Forma	2016	$	%
Revenue	$248.4	$349.6	$—	(101.2)	(28.9)
Operating profit (loss)	$(18.6)	$(75.1)	$—	56.5	*

Operating profit (loss) as a percentage of revenue	(7.5)%	(21.5)%			14.0 pts.
 _______________________

*	Not meaningful

(1)
Due to the Merger of FMC Technologies and Technip, there were 2.5 months included in the first quarter of 2017 for legacy FMC Technologies, compared with three months in the first quarter of 2016. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Surface Technologies revenue decreased $101.2 million year-over-year on a pro forma basis. Revenue decreased in all of our Surface Technologies businesses year-over-year on a pro forma basis, driven primarily by the flow-through of more competitive pricing in international markets and lower activity in our loading systems businesses.
Surface Technologies operating loss as a percent of revenue decreased year-over-year on a pro forma basis and was driven primarily by a $38.6 million decrease in impairment, restructuring and other severance charges.
Operating loss in the first quarter of 2017 included $1.4 million of impairment, restructuring and other severance charges compared to $40.0 million in 2016 on a pro forma basis.
Corporate Items

	Three Months Ended March 31,			Favorable/(Unfavorable)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Corporate items	$204.2	$(36.7)	$(46.8)	240.9	*
The favorable change year over year in Corporate items predominately reflects $306.9 million of net foreign exchange gains, largely due to the unhedged position of the Russian ruble versus the U.S. dollar, partially offset by $52.3 million related to business combination transaction and integration costs related to the Merger of FMC Technologies and Technip.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders—Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2017	2016
Subsea	$666.0	$490.4
Onshore/Offshore	682.0	530.7
Surface Technologies	241.5	—
Total inbound orders	$1,589.5	$1,021.1
Order backlog—Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2017	December 31, 2016	March 31, 2016
Subsea	$6,558.2	$4,909.0	$6,978.8
Onshore/Offshore	9,066.0	11,834.9	9,401.7
Surface Technologies	432.0	—	—
Total order backlog	$16,056.2	$16,743.9	$16,380.5
Subsea. Order backlog for Subsea at March 31, 2017, increased by $1,649.2 million compared to December 31, 2016. Subsea backlog of $6.6 billion at March 31, 2017, was composed of various subsea projects, including Total’s Kaombo; Petrobras’ pipelay support vessel and pre-salt tree awards; Mellitah’s Bahr Essalam; Shell’s Appomattox; PDVSA’s Mariscal Sucre Dragon; Woodside’s Greater Enfield; and BP’s Shah Deniz.
Onshore/Offshore. Onshore/Offshore order backlog at March 31, 2017, decreased by $2.8 billion compared to December 31, 2016, primarily due to foreign exchange adjustments related to revenue generated on Yamal. Onshore/Offshore backlog of $9.1 billion was composed of various projects, including Yamal LNG; Enoc’s Jebel Ali refinery expansion; Sibur’s Zapsib-2; Total’s Martin Linge; Adma Opco’s Umm Lulu Phase 2; and Eni’s Ghana onshore receiving gas terminal.

LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is held in the treasury centralizing companies of TechnipFMC and in foreign jurisdictions to best meet the liquidity needs of our global operations. Cash held by subsidiaries of our U.S. domiciled companies could be repatriated to the United States, but under current law, any such repatriation would be subject to U.S. federal income tax, as adjusted for applicable foreign tax credits. We have provided for U.S. federal income taxes on earnings not distributed to the U.S. parent companies where we have determined that such earnings are not indefinitely reinvested.
We expect to meet the continuing funding requirements of our global operations with cash generated by such operations, cash from earnings of operations that are not indefinitely reinvested in the jurisdictions where generated and our existing revolving credit facility. We would make a provision for additional U.S. tax due to repatriated cash required to fund U.S. operations not previously provided, which may be material to our cash flows and results of operations.
Net (Debt) Cash—Net (debt) cash, is a non-GAAP financial measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP financial measure to evaluate our capital structure and financial leverage. We believe net debt, or net cash, is a meaningful financial measure that may assist investors in understanding our financial condition and recognizing underlying trends in our capital structure. Net (debt) cash should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.
The following table provides a reconciliation of our cash and cash equivalents to net (debt) cash, utilizing details of classifications from our condensed consolidated balance sheets.

(In millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$7,041.7	$6,269.3
Less: Short-term debt and current portion of long-term debt	499.0	683.6
Less: Long-term debt, less current portion	3,082.8	1,869.3
Net (debt) cash	$3,459.9	$3,716.4
The gross change in the debt and cash components of our net (debt) cash position was primarily due to the Merger of FMC Technologies and Technip. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
We generated $151.0 million and $160.4 million in cash from operating activities during the three months ended March 31, 2017 and 2016, respectively. The decrease in cash provided by operating activities was due to the payment of account payable and the decrease in advance payments and billing in excess of costs, leading to an improvement in our working capital position. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts in our portfolio of projects.
Investing activities provided $1,442.9 million and used $25.0 million in cash during the three months ended March 31, 2017 and 2016, respectively. The increase in cash provided by investing activities was due to the Merger of FMC Technologies and Technip. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing activities used $865.5 million and $269.2 million in cash flows during the three months ended March 31, 2017 and 2016, respectively. The decrease in cash flows from financing activities was due to the repayment of long-term debt and a decrease in our commercial paper position during the three months ended March 31, 2017.
Debt and Liquidity
Refer to Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facility—The following is a summary of our revolving credit facility at March 31, 2017:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$—	$870.3	$—	$1,629.7	January 2020
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $870.3 million of commercial paper issued under our facility at March 31, 2017. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at March 31, 2017.
As of March 31, 2017, we were in compliance with all restrictive covenants under our revolving credit facility.
Refer to Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information related to our credit facility.
Credit Risk Analysis
Valuations of derivative assets and liabilities reflect the value of the instruments, including the values associated with counterparty risk. These values must also take into account our credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Our methodology includes the impact of both counterparty and our own credit standing. Adjustments to our derivative assets and liabilities related to credit risk were not material for any period presented.
Additional information about credit risk is incorporated herein by reference to Note 18 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $1,629.7 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. While we will continue to reach payment milestones on our projects, we expect our consolidated operating cash flow in 2017 to slightly decrease as a result of the negative impact the decline in commodity prices and the corresponding impact the industry downturn is having on our overall business in terms of the number of new projects awarded and the payment terms and conditions of such project awards. Given the protracted downturn in the oilfield services industry, some key customers have requested the possibility of deferred payments. Additionally, our primary customer in Brazil has requested some re-scheduling of backlog deliveries in order to better match equipment deliveries with their operating schedule requirements and to better align cash flow capabilities. Consequently, any payment deferrals, discounts on pricing, or material product delivery delays that may ultimately be mutually agreed to with our key customers may adversely affect our results of operations and cash flows.
We project spending approximately $300 million in 2017 for capital expenditures, largely towards maintenance expenditures in our subsea service business. However, projected capital expenditures for 2017 do not include any contingent capital that may be needed to respond to a contract award.
Our board of directors has authorized $500 million for repurchase of shares to be executed over the remainder of 2017 and 2018. Also, we intend to distribute quarterly dividends beginning after our third quarter at a rate to be determined. Both actions are subject to regulatory approval in the United Kingdom where we are domiciled.

During the remainder of 2017, we expect to make contributions of approximately $10.4 million to our international pension plans. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Additionally, we expect to make payments of approximately $2.4 million to our U.S. Non-Qualified Defined Benefit Pension Plan during the remainder of 2017.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates, judgments and assumptions about future events that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the periods presented and the related disclosures in the accompanying notes to the financial statements. Management has reviewed these critical accounting estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting estimates used in preparing our financial statements address all important accounting areas where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. See Note 1 to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a description of our significant accounting policies.
Percentage of Completion Method of Accounting
We recognize revenue on construction-type manufacturing projects using the percentage of completion method of accounting whereby revenue is recognized as work progresses on each contract. There are several acceptable methods under GAAP of measuring progress toward completion. Most frequently, we use the ratio of costs incurred to date to total estimated contract costs at completion to measure progress toward completion.
We execute contracts with our customers that clearly describe the equipment, systems and/or services that we will provide and the amount of consideration we will receive. After analyzing the drawings and specifications of the contract requirements, our project engineers estimate total contract costs based on their experience with similar projects and then adjust these estimates for specific risks associated with each project, such as technical risks associated with a new design. Costs associated with specific risks are estimated by assessing the probability that conditions arising from these specific risks will affect our total cost to complete the project. After work on a project begins, assumptions that form the basis for our calculation of total project cost are examined on a regular basis and our estimates are updated to reflect the most current information and management’s best judgment.
A significant portion of our total revenue recognized under the percentage of completion method of accounting relates to our Subsea segment, primarily for subsea exploration and production equipment projects that involve the design, engineering, manufacturing and assembly of complex, customer-specific systems. The systems are not entirely built from standard bills of material and typically require extended periods of time to design and construct.
Total estimated contract cost affects both the revenue recognized in a period as well as the reported profit or loss on a project. The determination of profit or loss on a contract requires consideration of contract revenue, change orders and claims, less costs incurred to date and estimated costs to complete. Profits are recognized based on the estimated project profit multiplied by the percentage complete. Adjustments to estimates of contract revenue, total contract cost, or extent of progress toward completion are often required as work progresses under the contract and as experience is gained, even though the scope of work required under the contract may not change. The nature of accounting for contracts under the percentage of completion method of accounting is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Consequently, the amount of revenue recognized using the percentage of completion method of accounting is sensitive to changes in our estimates of total contract costs.
The total estimated contract cost in the percentage of completion method of accounting is a critical accounting estimate because it can materially affect revenue and profit and requires us to make judgments about matters that are uncertain. There are many factors, including, but not limited to, the ability to properly execute the engineering and design phases consistent with our customers’ expectations, the availability and costs of labor and material resources, productivity and weather, that can affect the accuracy of our cost estimates, and ultimately, our future profitability.
Accounting for Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United Kingdom and numerous foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense.
In determining our current income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period, requires management to make assumptions about our future income over the lives of the deferred tax assets, and finally, the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.
Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our segments’ performance, our backlog, planned timing of new product launches and customer sales commitments. Significant changes in the expected realizability of a deferred tax asset would require that we adjust the valuation allowance applied against the gross value of our total deferred tax assets, resulting in a change to net income.
As of March 31, 2017, we believe that it is not more likely than not that we will generate future taxable income in certain jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of March 31, 2017, we believe that it is more likely than not that we will have future taxable income in the United States to utilize our deferred tax assets. Therefore, we have not provided a valuation allowance against the cumulative net operating loss.
The calculation of our income tax expense involves dealing with uncertainties in the application of complex tax laws and regulations in numerous jurisdictions in which we operate. We recognize tax benefits related to uncertain tax positions when, in our judgment, it is more likely than not that such positions will be sustained on examination, including resolutions of any related appeals or litigation, based on the technical merits. We adjust our liabilities for uncertain tax positions when our judgment changes as a result of new information previously unavailable. Due to the complexity of some of these uncertainties, their ultimate resolution may result in payments that are materially different from our current estimates. Any such differences will be reflected as adjustments to income tax expense in the periods in which they are determined.
Accounting for Pension and Other Post-retirement Benefit Plans
Our pension and other post-retirement (health care and life insurance) obligations are described in Note 15 to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
The determination of the projected benefit obligations of our pension and other post-retirement benefit plans are important to the recorded amounts of such obligations on our consolidated balance sheet and to the amount of pension expense in our consolidated statements of income. In order to measure the obligations and expense associated with our pension benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. We update these estimates on an annual basis or more frequently upon the occurrence of significant events. These accounting estimates bear the risk of change due to the uncertainty and difficulty in estimating these measures. Different estimates used by management could result in our recognition of different amounts of expense over different periods of time.
Due to the specialized and statistical nature of these calculations which attempt to anticipate future events, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the costs and obligations associated with these pension benefits. The discount rate and expected long-term rate of return on plan assets are primarily based on investment yields available and the historical performance of our plan assets, respectively. These measures are critical accounting estimates because they are subject to management’s judgment and can materially affect net income.
The discount rate affects the interest cost component of net periodic pension cost and the calculation of the projected benefit obligation. The discount rate is based on rates at which the pension benefit obligation could be effectively settled on a present value basis. Discount rates are derived by identifying a theoretical settlement portfolio of long-term, high quality (“AA” rated) corporate bonds at our determination date that is sufficient to provide for the projected pension benefit payments. A single discount rate is determined that results in a discounted value of the pension benefit payments that equate to the market value of the selected bonds. The resulting discount rate is reflective of both the current interest rate environment and the pension’s distinct liability characteristics. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds and the timing of expected benefit payments, may result in volatility in our pension expense and pension liabilities.
The expected long-term rate of return on plan assets is a component of net periodic pension cost. Our estimate of the expected long-term rate of return on plan assets is primarily based on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, resulting in a lag time between the market’s performance and its impact on plan results.
Holding other assumptions constant, the following table illustrates the sensitivity of changes in the discount rate and expected long-term return on plan assets on pension expense and the projected benefit obligation:

(In millions, except basis points)	Increase (Decrease) in 2016 Pension Expense Before Income Taxes	Increase (Decrease) in Projected Benefit Obligation at December 31, 2016
50 basis point decrease in discount rate	$0.3	$29.4
50 basis point increase in discount rate	$(0.2)	$(27.0)
50 basis point decrease in expected long-term rate of return on plan assets	$—	—
50 basis point increase in expected long-term rate of return on plan assets	$—	—
The actuarial assumptions and estimates made by management in determining our pension benefit obligations may materially differ from actual results as a result of changing market and economic conditions and changes in plan participant assumptions. While we believe the assumptions and estimates used are appropriate, differences in actual experience or changes in plan participant assumptions may materially affect our financial position or results of operations.
Impairment of Goodwill
Goodwill is not subject to amortization but is tested for impairment on an annual basis, or more frequently if impairment indicators arise. We have established October 31 as the date of our annual test for impairment of goodwill. Reporting units with goodwill are tested for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, or based on management’s judgment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step quantitative impairment test is performed.
When using the two-step quantitative impairment test, determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We estimate the fair value of our reporting units using a discounted future cash flow model. The majority of the estimates and assumptions used in a discounted future cash flow model involve unobservable inputs reflecting management’s own assumptions about the assumptions market participants would use in estimating the fair value of a business. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and do not reflect unanticipated events and circumstances that may occur.
A lower fair value estimate in the future for any of our reporting units could result in goodwill impairments. Factors that could trigger a lower fair value estimate include sustained price declines of the reporting unit’s products and services, cost increases, regulatory or political environment changes, changes in customer demand, and other changes in market conditions, which may affect certain market participant assumptions used in the discounted future cash flow model.

Determination of Fair Value in Business Combinations
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information. If necessary, we have up to one year after the acquisition closing date to finalize these fair value determinations. For tangible and identifiable intangible assets acquired in a business combination, the determination of fair value utilizes several valuation methodologies including discounted cash flows which has assumptions with respect to the timing and amount of future revenue and expenses associated with an asset. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants. Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed. Any significant change in key assumptions may cause the acquisition accounting to be revised. Business combinations are described in Note 2 to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
Information related to guarantees is incorporated herein by reference from Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

OTHER MATTERS
On March 28, 2016, FMC Technologies received an inquiry from the U.S. Department of Justice (“DOJ”) related to the DOJ’s investigation of whether certain services Unaoil S.A.M. provided to its clients, including FMC Technologies, violated the Foreign Corrupt Practices Act. We are cooperating with the DOJ’s and U.S. Securities and Exchange Commission’s inquiries and are conducting our own internal investigation. On March 29, 2016 Technip S.A. also received an inquiry from the DOJ related to Unaoil. We are cooperating with the DOJ’s inquiry and are conducting our own internal investigation.
In late 2016, Technip S.A. was contacted by the DOJ, regarding offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant. We are cooperating with the DOJ in its inquiry into potential improper payments.
We are involved in various pending or potential legal actions or disputes in the ordinary course of our business, and management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidation financial position, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At March 31, 2017 and December 31, 2016, substantially all of our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.
These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.
Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies at March 31, 2017, would have changed our revenue and income before income taxes attributable to TechnipFMC by approximately 4% and 2%, respectively.
When transactions are denominated in currencies other than our subsidiaries’ respective functional currencies, we manage these exposures through the use of derivative instruments. We primarily use foreign currency forward contracts to hedge the foreign currency fluctuation associated with firmly committed and forecasted foreign currency denominated payments and receipts. The derivative instruments associated with these anticipated transactions are usually designated and qualify as cash flow hedges, and as such the gains and losses associated with these instruments are recorded in other comprehensive income until such time that the underlying transactions are recognized. Unless these cash flow contracts are deemed to be ineffective or are not designated as cash flow hedges at inception, changes in the derivative fair value will not have an immediate impact on our results of operations since the gains and losses associated with these instruments are recorded in other comprehensive income. When the anticipated transactions occur, these changes in value of derivative instrument positions will be offset against changes in the value of the underlying transaction. When an anticipated transaction in a currency other than the functional currency of an entity is recognized as an asset or liability on the balance sheet, we also hedge the foreign currency fluctuation of these assets and liabilities with derivative instruments after netting our exposures worldwide. These derivative instruments do not qualify as cash flow hedges.
Occasionally, we enter into contracts or other arrangements containing terms and conditions that qualify as embedded derivative instruments and are subject to fluctuations in foreign exchange rates. In those situations, we enter into derivative foreign exchange contracts that hedge the price or cost fluctuations due to movements in the foreign exchange rates. These derivative instruments are not designated as cash flow hedges.
Interest Rate Risk
We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. Considering that the difference between the spot rate and the forward rate is proportional to the differences in the interest rates of the countries of the currencies being traded, we have exposure in the unrealized valuation of our forward foreign currency contracts to relative changes in interest rates between countries in our results of operations. Based on our portfolio as of March 31, 2017, we have material positions with exposure to interest rates in the United States, Canada, Australia, Brazil, the United Kingdom, Singapore, the European Community and Norway.

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2017, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of March 31, 2017, that our disclosure controls and procedures were:

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

Due to the Merger, there were changes in the Company’s internal control over financial reporting intended to enhance overall internal control over disclosure controls and procedures and financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the quarter ended March 31, 2017.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 29, 2016, Dong Energy (“Dong”) terminated, on the grounds of an alleged material breach, a contract signed on February 27, 2012 with a consortium of Technip France and Daewoo Shipping & Marine Engineering Co., Ltd. This contract covered engineering, procurement, fabrication, hook-up and commissioning assistance for a fixed wellhead and process platform and associated facilities for the Hejre field offshore Denmark. Dong announced that it will not complete and does not intend to take possession of the platform. The parties are currently in arbitration to resolve contract disputes related to the performance and cessation of work under the contract.
We are involved in other various pending or potential legal actions or disputes in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS
Unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation, may impact our results of operations.
Our industry, including our customers and competitors, has experienced unanticipated changes in recent years. Moreover, the industry is undergoing consolidation, which may affect demand for our products and services as a result of price concessions or decreased customer capital spending. This consolidation activity could have a significant negative impact on our results of operations, financial condition or cash flows. We are unable to predict what effect consolidations and other competitive factors in the industry may have on prices, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.
Demand for our products and services depends on oil and gas industry activity and expenditure levels, which are directly affected by trends in the demand for and price of crude oil and natural gas.
We are substantially dependent on conditions in the oil and gas industry, including (i) the level of exploration, development and production activity, (ii) capital spending, and (iii) the processing of oil and natural gas in refining units, petrochemical sites and natural gas liquefaction plants by energy companies. Any substantial or extended decline in these expenditures may result in the reduced pace of discovery and development of new reserves of oil and gas and the reduced exploration of existing wells, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification, or re-scheduling of existing orders in our backlog. These factors could have an adverse effect on our revenue and profitability. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile.
Factors affecting the prices of oil and natural gas include, but are not limited to, the following:

•	demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;

•	costs of exploring for, producing and delivering oil and natural gas;

•	political and economic uncertainty and socio-political unrest;

•	available excess production capacity within the Organization of Petroleum Exporting Countries (“OPEC”) and the level of oil production by non-OPEC countries;

•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	technological advances affecting energy consumption;

•	potential acceleration of the development of alternative fuels;

•	access to capital and credit markets, which may affect our customers’ activity levels and spending for our products and services; and

•	natural disasters.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. The current downturn in the oil and gas industry has resulted in a reduction in demand for oilfield services and could further adversely affect our financial condition, results of operations or cash flows.
Our success depends on our ability to implement new technologies and services.
Our success depends on the ongoing development and implementation of new product designs, including the processes used by us to produce or market our products, and on our ability to protect and maintain critical intellectual property assets related to these developments. If we are not able to obtain patent or other protection of our intellectual property rights, we may not be able to continue to develop our services, products and related technologies to meet evolving industry requirements, and if so, at prices acceptable to our customers.
The industries in which we operate or have operated expose us to potential liabilities, including the installation or use of our products.
We are subject to potential liabilities arising from equipment malfunctions, equipment misuse, personal injuries and natural disasters, the occurrence of which may result in uncontrollable flows of gas or well fluids, fires and explosions. Although we have obtained insurance against many of these risks, our insurance may not be adequate to cover our liabilities. Further, the insurance may not generally be available in the future or, if available, premiums may not be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, such potential liabilities could have a material adverse effect on our business, results of operations, financial condition or cash flows.
We may lose money on fixed-price contracts.
As customary for the types of businesses in which we operate, we often agree to provide products and services under fixed-price contracts. We are subject to material risks in connection with such fixed-price contracts. Actual expenses incurred in executing a fixed-price contract can vary substantially from those originally anticipated for several reasons including, but not limited to, the following:

•	unforeseen additional costs related to the purchase of substantial equipment necessary for contract fulfillment;

•	mechanical failure of our production equipment and machinery;

•	delays caused by local weather conditions and/or natural disasters (including earthquakes and floods); and

•	a failure of suppliers or subcontractors to perform their contractual obligations.
The realization of any material risks and unforeseen circumstances could also lead to delays in the execution schedule of a project. We may be held liable to a customer should we fail to meet project milestones or deadlines or to comply with other contractual provisions. Additionally, delays in certain projects could lead to delays in subsequent projects for which production equipment and machinery currently being utilized on a project were intended.
Pursuant to the terms of fixed-price contracts, we are not always able to increase the price of the contract to reflect factors that were unforeseen at the time its bid was submitted. As a result, it is not possible to estimate with complete certainty the final cost or margin of a project at the time of bidding or during the early phases of its execution. Depending on the size of a project, variations from estimated contract performance could have a significant impact on our financial condition, results of operations or cash flows.
New capital asset construction projects for vessels and plants are subject to risks, including delays and cost overruns, which could have a material adverse effect on our financial condition or results of operations.
We seek to continuously upgrade and develop our asset base. Such projects are subject to risks of delay and cost overruns which are inherent to any large construction project and which are the result of numerous factors including, but not limited to, the following:

•	shortages of key equipment, materials or skilled labor;

•	unscheduled delays in the delivery or ordered materials and equipment;

•	issues regarding the design and engineering; and

•	shipyard delays and performance issues.

Failure to complete construction in time, or the inability to complete construction in accordance with its design specifications, may result in loss of revenue. Additionally, capital expenditures for construction projects could materially exceed the initially planned investments or can result in delays in putting such assets into operation.
Disruptions in the timely delivery of our backlog could affect our future sales, profitability, and our relationships with our customers.
Many of the contracts we enter into with our customers require long manufacturing lead times due to complex technical and logistical requirements. These contracts may contain clauses related to liquidated damages or financial incentives regarding on-time delivery, and a failure by us to deliver in accordance with customer expectations could subject us to liquidated damages or loss of financial incentives, reduce our margins on these contracts or result in damage to existing customer relationships. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors, including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, subcontractor performance, project engineering expertise and execution, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance, particularly in light of the current industry environment where customers may seek to improve their returns or cash flows.
We face risks relating to subcontractors, suppliers and our joint venture partners.
We generally rely on subcontractors, suppliers and our joint venture partners for the performance of our contracts. Although we are not dependent upon any single supplier, certain geographic areas of our business or a project or group of projects may heavily depend on certain suppliers for raw materials or semi-finished goods. Any difficulty faced by us in hiring suitable subcontractors or acquiring equipment and materials could compromise our ability to generate a significant margin on a project or to complete such project within the allocated timeframe.
Any delay on the part of subcontractors, suppliers or joint venture partners in the completion of work, any failure on the part of a subcontractor, supplier or joint venture partner to meet its obligations, or any other event attributable to a subcontractor, supplier or joint venture partner that is beyond our control or not foreseeable by us could lead to delays in the overall progress of the project and/or generate significant extra costs. We are exposed to risks presented by the activities of our subcontractors, suppliers and joint venture partners in connection with the performance of their obligations for a project. If subcontractors, suppliers or joint venture partners refuse to adhere to their contractual obligations with us or are unable to do so due to a deterioration of their financial condition, we may be unable to find a suitable replacement at a comparable price, or at all.
Based on these potential issues, we could be required to compensate our customers. Moreover, the failure of one of our joint venture partners to perform their obligations in a timely and satisfactory manner could lead to additional obligations and costs being imposed on us as we would be potentially obligated to assume our defaulting partner’s obligations, Even if we were entitled to make a claim for these extra costs against the defaulting supplier, subcontractor or joint venture partner, we could be unable to recover the entirety of these costs and this could materially adversely affect our business, financial condition or results of operations.
Our businesses are dependent on the continuing services of certain of our key managers and employees.
We depend on key personnel. The loss of any key personnel could adversely impact our business if we are unable to implement key strategies or transactions in their absence. The loss of qualified employees or an inability to retain and motivate additional highly-skilled employees required for the operation and expansion of our business could hinder our ability to successfully conduct research activities and develop marketable products and services.
Pirates endanger our maritime employees and assets.
We face material piracy risks in the Gulf of Guinea, the Somali Basin and the Gulf of Aden, and, to a lesser extent, in Southeast Asia, Malacca and the Singapore Straits. Piracy represents a risk for both our projects and our vessels which operate and transmit through sensitive maritime areas. Such risks have the potential to significant harm crews and to negatively impact the execution schedule for our projects. If our maritime employees or assets are endangered, additional time may be required to find an alternative solution, which may delay project realization and negatively impact our business, financial condition or results of operations.

Due to the types of contracts we enter into and the markets in which we operate, the cumulative loss of several major contracts, customers or alliances may have an adverse effect on our results of operations.
We often enter into large, long-term contracts that, collectively, represent a significant portion of our revenue. These agreements, if terminated or breached, may have a larger impact on our operating results or our financial condition that shorter-term contracts due to the value at risk. Moreover, the global market for the production, transportation and transformation of hydrocarbons and by-products, as well as the other industrial markets in which we operate, is dominated by a small number of companies. As a result, our business relies on a limited number of customers. If we were to lose several key contracts, customers or alliances over a relative short period of time, we could experience a significant adverse impact on our financial condition, results of operations or cash flows.
Our operations require us to comply with numerous regulations, violations of which could have a material adverse effect on our financial condition, results of operations or cash flows.
Our operations and manufacturing activities are governed by international, regional transnational and national laws and regulations in every place where we operate relating to matters such as environmental, health and safety, labor and employment, import/export control, currency exchange, bribery and corruption and taxation. These laws and regulations are complex, frequently change and have tended to become more stringent over time. In the event the scope of these laws and regulations expand in the future, the incremental cost of compliance could adversely impact our financial condition, results of operations or cash flows.
Our international operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”), the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act) and economic and trade sanctions, including those administered by the United Nations, the European Union, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) and the U.S. Department of State. The FCPA prohibits providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories and designated persons.
As a result of doing business in foreign countries, including through partners and agents, we will be exposed to a risk of violating anti-corruption laws and sanctions regulations. Some of the international locations in which we will operate have developing legal systems and may have higher levels of corruption than more developed nations. Our continued expansion and worldwide operations, including in developing countries, our development of joint venture relationships worldwide and the employment of local agents in the countries in which we operate increases the risk of violations of anti-corruption laws and economic and trade sanctions. Violations of anti-corruption laws and economic and trade sanctions are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts (and termination of existing contracts) and revocations or restrictions of licenses, as well as criminal fines and imprisonment. In addition, any major violations could have a significant impact on our reputation and consequently on our ability to win future business.
While we believe we have a strong compliance program, including procedures to minimize and detect fraud in a timely manner, and continue efforts to improve our systems of internal controls, we can provide no assurance that the policies and procedures will be followed at all times or will effectively detect and prevent violations of the applicable laws by one or more of our employees, consultants, agents or partners, and, as a result, we could be subject to penalties and material adverse consequences on our business, financial condition or results of operations.
Compliance with environmental laws and regulations may adversely affect our business and results of operations.
Environmental laws and regulations in various countries affect the equipment, systems and services we design, market and sell, as well as the facilities where we manufacture our equipment and systems. We are required to invest financial and managerial resources to comply with environmental laws and regulations and believe that we will continue to be required to do so in the future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of orders enjoining operations. These laws and regulations, as well as the adoption of new legal requirements or other laws and regulations affecting exploration and development of drilling for crude oil and natural gas, could adversely affect our business and operating results by increasing our costs, limiting the demand for our products and services or restricting our operations.

Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business could adversely affect our business or results of operations.
We operate in various countries across the world. Instability and unforeseen changes in any of the markets in which we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East, and the Commonwealth of Independent States, could have an adverse effect on the demand for our services and products, our financial condition or our results of operations. These factors include, but are not limited to, the following:

•	nationalization and expropriation;

•	potentially burdensome taxation;

•	inflationary and recessionary markets, including capital and equity markets;

•	civil unrest, labor issues, political instability, terrorist attacks, cyber-terrorism, military activity and wars;

•	supply disruptions in key oil producing countries;

•	ability of OPEC to set and maintain production levels and pricing;

•	trade restrictions, trade protection measures or price controls;

•	foreign ownership restrictions;

•	import or export licensing requirements;

•	restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;

•	changes in, and the administration of, laws and regulations;

•	inability to repatriate income or capital;

•	reductions in the availability of qualified personnel;

•	foreign currency fluctuations or currency restrictions; and

•	fluctuations in the interest rate component of forward foreign currency rates.
DTC and Euroclear Paris may cease to act as depository and clearing agencies for our shares.
Our shares were issued into the facilities of The Depository Trust Company (“DTC”) with respect to shares listed on the New York Stock Exchange (“NYSE”) and Euroclear with respect to shares listed on Euronext Paris (DTC and Euroclear being referred to as the “Clearance Services”). The Clearance Services are widely used mechanisms that allow for rapid electronic transfers of securities between the participants in their respective systems, which include many large banks and brokerage firms. The Clearance Services have general discretion to cease to act as a depository and clearing agencies for our shares. If the Clearance Services determine at any time that our shares are not eligible for continued deposit and clearance within their facilities, then we believe that our shares would not be eligible for continued listing on the NYSE or Euronext Paris and trading in our shares would be disrupted. While we would pursue alternative arrangements to preserve the listing and maintain trading, any such disruption could have a material adverse effect on the trading price of our shares.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
We are based in the United Kingdom and have operational headquarters in Paris, France; Houston, Texas, USA; and in London, United Kingdom, with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (“Brexit”). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiated its withdrawal process in the first quarter of 2017. Nevertheless, Brexit has created significant uncertainty about the future relationship between the United Kingdom and the European Union and has given rise to calls for certain regions within the United Kingdom to preserve their place in the European Union by separating from the United Kingdom as well as for the governments of other E.U. member states to consider withdrawal.
These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of the global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about applicable future laws, regulations or treaties as the United Kingdom negotiates the terms of a withdrawal, as well as the operation of any such rules pursuant to any withdrawal terms, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, employment laws and other rules that would apply to us and our subsidiaries, could increase our costs, restrict our access to capital within the United Kingdom and the European Union, depress economic activity and decrease foreign direct investment in the United Kingdom. For example, withdrawal from the European Union could, depending on the negotiated terms of withdrawal, eliminate the benefit of certain tax-related E.U. directives currently applicable to U.K. companies such as us, including the Parent-Subsidiary Directive and the Interest and Royalties Directive, which could, subject to any relief under an available tax treaty, raise our tax costs.
If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other E.U. member states pursue withdrawal, barrier-free access between the United Kingdom and other E.U. member states or among the European Economic Area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
As an English public limited company, certain capital structure decisions may require stockholder approval which may limit our flexibility to manage our capital structure.
English law provides that a board of directors may only allot shares or rights to subscribe for, or convert any securities into, shares (other than shares or rights to subscribe for, or convert any securities into, shares in pursuance of an employees’ share scheme) with the prior authorization of stockholders, such authorization being subject to a maximum nominal amount of shares and a maximum period of time (which must not be more than five years), each as specified in the articles of association or relevant stockholder resolution. This authorization would need to be renewed by our stockholders upon its expiration (i.e., at least every five years). At the time of the merger, our articles of association authorized the allotment of additional shares for a period of five years from the date of adoption up to an aggregate nominal amount representing 20% of the number of shares in the capital of the TechnipFMC as of the date of the adoption of the articles of association and post merger, which authorization will need to be renewed upon expiration but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally provides stockholders with pre-emptive rights when new shares are issued for cash. However, it is possible for articles of association, or stockholders in general meeting, to exclude or disapply pre-emptive rights for a maximum period of five years as specified in the articles of association or relevant stockholder resolution. This exclusion or disapplication would need to be renewed by our stockholders upon its expiration (i.e., at least once every five years). Our articles of association disapply pre-emptive rights in relation to an allotment of shares for cash pursuant to the authority referred to above for a period of five years following the date of adoption, as permitted under English law, which disapplication will need to be renewed upon expiration to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
There can be no assurance that circumstances will not arise that would cause renewals of the foregoing stockholder approvals not to be obtained, which would deprive our stockholders of substantial capital management benefits.
English law requires that we meet certain additional financial requirements before we may declare dividends or repurchase shares.
Under English law, we will only be able to declare dividends, make distributions or repurchase shares (other than out of the proceeds of a new issuance of shares for that purpose) out of “distributable profits.” Distributable profits are a company’s accumulated, realized profits, to the extent that they have not been previously utilized by distribution or capitalization, less its accumulated, realized losses, to the extent that they have not been previously written off in a reduction or reorganization of capital duly made. In addition, as a public limited company organized under the laws of England and Wales, we may only make a distribution if the amount of our net assets is not less than the aggregate of our called-up share capital and undistributable reserves and if, to the extent that, the distribution does not reduce the amount of those assets to less that that aggregate.
Following the merger, we capitalized our reserves arising out of the merger by the allotment by TechnipFMC of a bonus share, which was paid up using such reserves, such that the amount of such reserves so applied, less the nominal value of the bonus share, would be applied as share premium and accrue to our share premium account. We are implementing a court-approved reduction of our capital in order to create distributable profits to support the payment of possible future dividends or future share repurchases. There can be no assurance that court approval will be obtained in respect of our reducing our capital in order to create distributable profits. Neither the capitalization nor the reduction will impact our stockholders’ relative interest in our capital. Our articles of association permit us by ordinary resolution of the stockholders to declare dividends, provided that the directors have made a recommendation as to its amount. The dividend shall not exceed the amount recommended by the directors. The directors may also decide to pay interim dividends if it appears to them that the profits available for distribution justify the payment. When recommending or declaring payment of a dividend, the directors are required under English law to comply with their duties, including considering our future financial requirements.
Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our obligations under our outstanding debt.
We have substantial existing debt. As of March 31, 2017, after giving effect to the Merger, our total debt would have been $3.6 billion. We also have the capacity under our $2.5 billion credit facility and bilateral facilities to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

•	make it more difficult for us to make payments on our debt;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, distributions and other general partnership purposes;

•	increase our vulnerability to adverse economic or industry conditions;

•	limit our ability to obtain additional financing to enable us to react to changes in our business; or

•	place us at a competitive disadvantage compared to businesses in our industry that have less debt.
Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments. In the event of such default, the holders of such debt could elect to declare all the amounts outstanding under such instruments to be due and payable.
A downgrade in our debt rating could restrict our ability to access the capital markets.
The terms of our financing are, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. We cannot provide assurance that any of our current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency. Factors that may impact our credit ratings include debt levels, capital structure, planned asset purchases or sales, near- and long-term production growth opportunities, market position, liquidity, asset quality, cost structure, product mix, customer and geographic diversification and commodity price levels. A downgrade in our credit ratings, particularly to non-investment grade levels, could limit our ability to access the debt capital markets, refinance our existing debt or cause us to refinance or issue debt with less favorable terms and conditions. Moreover, our revolving credit agreement includes an increase in interest rates if the ratings for our debt are downgraded, which could have an adverse effect on our results of operations. An increase in the level of our indebtedness and related interest costs may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.
Uninsured claims and litigation against us, including intellectual property litigation, could adversely impact our financial condition, results of operations or cash flows.
We could be impacted by the outcome of pending litigation, as well as unexpected litigation or proceedings. We have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products or operating environments in which our employees operate, to the extent deemed prudent by our management and to the extent insurance is available. However, no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. Additionally, in individual circumstances, certain proceedings or cases may also lead to our formal or informal exclusion from tenders or the revocation or loss of business licenses or permits. Our financial condition, results of operations or cash flows could be adversely affected by unexpected claims not covered by insurance.
In addition, the tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs. Royalty payments under licenses from third parties, if available, would increase our costs. If a license were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations or cash flows. Additionally, developing non-infringing technologies would increase our costs.

Currency exchange rate fluctuations could adversely affect our financial condition, results of operations or cash flows.
We conduct operations around the world in a number of different currencies. Because a significant portion of our revenue is denominated in currencies other than our reporting currency, the U.S. dollar, changes in exchange rates will produce fluctuations in our revenue, costs and earnings and may also affect the book value of our assets and liabilities and related equity. We do not hedge translation impacts on earnings, and our efforts to engage in hedging transactions to minimize our current exchange rate exposure for transaction impacts may not be successful. Moreover, certain currencies, specifically currencies in countries such as Angola and Nigeria, do not actively trade in the global foreign exchange markets and may subject us to increased foreign currency exposures. As a result, fluctuations in foreign currency exchange rates may adversely affect our financial condition, results of operations or cash flows.
We may not realize the cost savings, synergies and other benefits expected from the merger of FMC Technologies and Technip.
The combination of two independent companies is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of Technip and FMC Technologies. The integration process may disrupt our businesses and, if ineffectively implemented, could preclude realization of the full benefits expected from the merger. Our failure to meet the challenges involved in successfully integrating the operations of Technip and FMC Technologies or otherwise to realize the anticipated benefits of the merger could cause an interruption of our operations and could seriously harm our results of operations. In addition, the overall integration of Technip and FMC Technologies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships and diversion of management’s attention, and may cause our stock prices to decline. The difficulties of combining the operations of Technip and FMC Technologies include, but is not limited to, the following:

•	managing a significantly larger company;

•	coordinating geographically separate organizations;

•	the potential diversion of management focus and resources from other strategic opportunities and from operational matters;

•	aligning and executing our strategy;

•	retaining existing customers and attracting new customers;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two unique business cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating distribution and marketing efforts;

•	integrating IT, communications and other systems;

•	changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating our operations;

•	unforeseen expenses or delays associated with the merger; and

•	taking actions that may be required in connection with obtaining regulatory approvals.
Many of these factors will be outside our control and any one of them could result in increased costs, decreased revenue and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of Technip and FMC Technologies are successfully integrated, we may not realize the full benefits of the merger, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure that the combination of Technip and FMC Technologies will result in the realization of the full benefits expected from the merger.
We may incur significant merger-related costs.
We have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the merger. In addition to the cost and expenses associated with the consummation of the merger, there are also processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of Technip and

FMC Technologies. While both Technip and FMC Technologies have assumed that a certain level of expenses would be incurred in connection with the merger and continue to assess the magnitude of these costs, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses. There may also be additional unanticipated significant costs in connection with the merger that we may not recoup. These costs and expenses could reduce the realization of efficiencies and strategic benefits we expect to achieve from the merger. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.
A failure of our IT infrastructure could adversely impact our business and results of operations.
The efficient operation of our business is dependent on our IT systems. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to changing needs. Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. Additionally, we rely on third parties to support the operation of our IT hardware and software infrastructure, and in certain instances, utilize web-based applications. Although no such material incidents have occurred to date, the failure of our IT systems or those of our vendors to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, reputational harm, increased overhead costs and loss of important information, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
The IRS may not agree that we should be treated as a foreign corporation for U.S. federal tax purposes and may seek to impose an excise tax on gains recognized by certain individuals.
Although we are incorporated in the United Kingdom, the U.S. Internal revenue Service (the “IRS”) may assert that we should be treated as a U.S. “domestic” corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). For U.S. federal income tax purposes, a corporation is generally considered a U.S. “domestic” corporation (or U.S. tax resident) if it is organized in the United States, and a corporation is generally considered a “foreign” corporation (or non-U.S. tax resident) if it is not a U.S. domestic corporation. Because we are an entity incorporated in England and Wales, we would generally be classified as a foreign corporation (or non-U.S. tax resident) under these rules. Section 7874 provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. domestic corporation for U.S. federal income tax purposes.
Unless we have satisfied the substantial business activities exception, as defined in Section 7874 and described in more detail below (the “Substantial Business Activities Exception”), we will be treated as a U.S. domestic corporation (that is, as a U.S. tax resident) for U.S. federal income tax purposes under Section 7874 if the percentage (by vote or value) of our shares considered to be held by former holders of FMCTI Shares after the merger by reason of holding FMCTI Shares for purposes of Section 7874 (the “Section 7874 Percentage”) is (i) 60% or more (if, as expected, the Third Country Rule (defined below) applies) or (ii) 80% or more (if the Third Country Rule does not apply). In order for us to satisfy the Substantial Business Exception, at least 25% of the employees (by headcount and compensation), real and tangible assets and gross income of our expanded affiliated group must be based, located and derived, respectively, in the United Kingdom. The Substantial Business Activities Exception is not expected to be satisfied. In addition, the IRS and the U.S. Department of the Treasury have issued a rule that generally provides that if (i) there is an acquisition of a domestic company by a foreign company in which the Section 7874 Percentage is at least 60%, and (ii) in a related acquisition, such foreign acquiring company acquires another foreign corporation and the foreign acquiring company is not subject to tax as a resident in the foreign country in which the acquired foreign corporation was subject to tax as a resident prior to the transactions, then the foreign acquiring company will be treated as a U.S. domestic company for U.S. federal income tax purposes (the “Third Country Rule”). Because we are a tax resident in the United Kingdom and not a tax resident in France as Technip was, we expect that we would be treated as a U.S. domestic corporation for U.S. federal income tax purposes under the Third Country Rule if the Section 7874 Percentage were at least 60%.
In addition, if the Section 7874 Percentage is calculated to be at least 60%, Section 7874 and the rules related thereto may impose an excise tax under Section 4985 of the Code (the “Section 4985 Excise Tax”) on the gain recognized by certain “disqualified individuals” (including officers and directors of a U.S. company) on certain stock-based compensation held thereby at a rate equal to 15%, even if the Third Country Rule were to apply such that we were treated as a U.S. domestic corporation for U.S. federal income tax purposes. We may, if we determine that it is appropriate, provide disqualified individuals with a payment with respect to the excise tax, so that, on a net after-tax basis, they would be in the same position as if no such excise tax had been applied.
We believe that the Section 7874 Percentage was less than 60% such that the Third Country Rule is not expected to apply to us and the Section 4985 Excise Tax is not expected to apply to any such “disqualified individuals.” However, the calculation of the Section 7874 Percentage is complex and is subject to detailed Treasury regulations (the application of which is uncertain in various respects and would be impacted by changes in such Treasury regulations). In addition, there can be no assurance that there will not be a change in law, including with retroactive effect, which might cause us to be treated as a U.S. domestic corporation for U.S. federal income tax purposes. Accordingly, we cannot assure you that the IRS will agree with our position and/or would not successfully challenge our status as a foreign corporation.
U.S. tax laws and/or IRS guidance could affect our ability to engage in certain acquisition strategies and certain internal restructurings.
Even if we are treated as a foreign corporation for U.S. federal income tax purposes, Section 7874 and U.S. Treasury regulations promulgated thereunder may adversely affect our ability to engage in certain future acquisitions of U.S. businesses in exchange for our equity or to otherwise restructure the non-U.S. members of our group, which may affect the tax efficiencies that otherwise might be achieved in such potential future transactions or restructurings.
In addition, the IRS and the U.S. Treasury have issued final and temporary regulations providing that, even if we are treated as a foreign corporation for U.S. federal income tax purposes, certain intercompany debt instruments issued on or after April 4, 2016 will be treated as equity for U.S. federal income tax purposes, therefore limiting U.S. tax benefits and resulting in possible U.S. withholding taxes. These regulations may adversely affect our future effective tax rate and could also impact our ability to engage in future restructurings if such transactions cause an existing intercompany debt instrument to be treated as reissued for U.S. federal income tax purposes.
We are subject to tax laws of numerous jurisdictions, and challenges to the interpretations of, or future changes to, such laws could adversely affect us.
We and our subsidiaries are subject to tax laws and regulations in the United Kingdom, the United States, France and numerous other jurisdictions in which we and our subsidiaries operate. These laws and regulations are inherently complex, and we will be obligated to make judgments and interpretations about the application of these laws and regulations to our operations and businesses. The interpretation and application of these laws and regulations could be challenged by the relevant governmental authorities, which could result in administrative or judicial procedures, actions or sanctions, which could be material.
In addition, the U.S. Congress, the U.K. Government, the Organization for Economic Co-operation and Development, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Additionally, recent legislative proposals would treat us as a U.S. domestic corporation if our management and control of TechnipFMC and its affiliates were determined to be located primarily in the United States and/or would reduce the Section 7874 Percentage threshold at or above which we would be treated as a U.S. domestic corporation. Thus, the tax laws in the United States, the United Kingdom and other countries in which we and our affiliates do business could change on a retroactive basis and any such changes could adversely affect us. Furthermore, the interpretation and application of domestic or international tax laws made by us and by our subsidiaries could differ from that of the relevant governmental authority, which could result in administrative or judicial procedures, actions or sanctions, which could be material.
We may not qualify for benefits under the tax treaties entered into between the United Kingdom and other countries.
We operate in a manner such that we believe we are eligible for benefits under the tax treaties between the United Kingdom and other countries, notably the United States. However, our ability to qualify for such benefits will depend on whether we are treated as a U.K. tax resident and upon the requirements contained in each treaty and the applicable domestic laws, as the case may be, on the facts and circumstances surrounding our operations and management, and on the relevant interpretation of the tax authorities and courts. The failure by us or our subsidiaries to qualify for benefits under the tax treaties entered into between the United Kingdom and other countries could result in adverse tax consequences to us and could result in certain tax consequences of owning and disposing of our shares.
We intend to operate so as to be treated exclusively as a resident of the United Kingdom for tax purposes, but French or other tax authorities may seek to treat us as a tax resident of another jurisdiction.

We are incorporated in England and Wales. English law currently provides that we will be regarded as being a U.K. resident for tax purposes from incorporation and shall remain so unless (i) we are concurrently a resident in another jurisdiction (applying the tax residence rules of that jurisdiction) that has a double tax treaty with the United Kingdom and (ii) there is a tiebreaker provision in that tax treaty which allocates exclusive residence to that other jurisdiction.
In this regard, we have a permanent establishment in France to satisfy certain French tax requirements imposed by the French Tax Code with respect to the Technip Merger. Although it is intended that we will be treated as having our exclusive place of tax residence in the United Kingdom, the French tax authorities may claim that we are a tax resident of France if we were to fail to maintain our “place of effective management” in the United Kingdom due to the French tax authorities having deemed that certain strategic decisions of TechnipFMC have been taken at the level of our French permanent establishment rather than in the United Kingdom. Any such claim would need to be settled between the French and the U.K. tax authorities pursuant to the mutual assistance procedure provided for by the tax treaty dated June 19, 2008 concluded between France and the U.K. (the “France-U.K. Treaty”), and there is no assurance that these authorities would reach an agreement that we will remain exclusively a U.K. tax resident, which could materially and adversely affect our business, financial condition, results of operations and future prospects. A failure to maintain exclusive tax residency in the United Kingdom could result in adverse tax consequences to us and our subsidiaries and could result in different tax consequences of owning and disposing of our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2017.
The following table summarizes repurchases of our ordinary shares during the three months ended March 31, 2017.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017—January 31, 2017	—	$—	—
February 1, 2017—February 28, 2017	220	$31.88	—	—
March 1, 2017—March 31, 2017	3,670	$31.75	—	—
Total	3,890		—	—
 _______________________

(a)
Represents ordinary shares purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 24,840 shares of registered ordinary shares held in this trust, as directed by the beneficiaries during the three months ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Pursuant to section 13(r) of the Securities Exchange Act, two of our non-U.S. subsidiaries have contracts with entities in Iran.  We are preparing a feasibility study related to improvements to an olefins plant in Iran that we expect to complete in the second quarter of 2017.  We are also providing engineering and design services for the construction of an ethylene plant in Iran, which is expected to be completed over the next eighteen months.  All activities were conducted, and will be conducted, outside the United States by non-U.S. entities in compliance with applicable law. We received no revenue under either contract for the three months ended March 31, 2017.  The expected gross revenue from the olefins plant and the ethylene plant is 250,000 Euros and 8,000,000 Euros, respectively, which is less than 0.18% of our pro forma revenues for the fiscal year ended December 31, 2016.  Net profit from the two contracts is unknown at this time.

ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended March 31, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Maryann T. Mannen
Maryann T. Mannen
Executive Vice President and Chief Financial Officer(Principal Financial Officer and a Duly Authorized Officer)
Date: May 4, 2017

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1
Business Combination Agreement, dated as of June 14, 2016, by and among FMC Technologies, Inc., TechnipFMC plc (f/k/a FMC Technologies SIS Limited) and Technip S.A. (incorporated by reference from Annex A-1 to the Registration Statement on Form S-4, as amended, filed on October 21, 2016) (File No. 333-213067)

3.1	Articles of Association of TechnipFMC plc (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529076)
4.1
Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.2
First Supplemental Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association, as trustee (including the form of 2.00% Senior Notes due 2017) (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.3
Second Supplemental Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association, as trustee (including the form of 3.45% Senior Notes due 2022) (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.4
Registration Rights Agreement, dated March 29, 2017, between TechnipFMC plc, and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as dealer managers (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

10.1
TechnipFMC plc Company Incentive Plan, adopted on January 11, 2017 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529076)

10.2
Sixth Amendment to the Amended and Restated FMC Technologies, Inc. Savings and Investment Plan, dated January 13, 2017 (incorporated by reference from Exhibit 4.1(f) to the Registration Statement on Form S-8 filed on February 27, 2017) (File No. 333-216284)

10.3	Form of Executive Director Appointment Letter (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529076)
10.4	Form of Director Appointment Letter (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529076)
10.5	Form of Deed of Indemnification (Directors) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529087)
10.6	Form of Deed of Indemnification (Executive Officers) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529087)
10.7	Form of Deed of Indemnification (Executive Directors) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529087)
10.8
$2,500,000,000 Facility Agreement, dated as of January 12, 2017, by and among FMC Technologies, Inc. and Technip Eurocash SNC, as borrowers; JPMorgan Chase Bank, N.A. as agent and an arranger; SG Americas Securities LLC as an arranger; and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529087)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q