Form 10-Q/A
period 2017-03-31
TechnipFMC plc
filed 2017-08-04
CIK 1681459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

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

EXPLANATORY NOTE

TechnipFMC plc (the “Company”) is filing this Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2017, which was originally filed (“Original Filing”) on May 4, 2017, to reflect the restatement of its unaudited interim condensed consolidated U.S. GAAP financial statements for all periods presented in the Original Filing and to amend related disclosures, including our conclusion on disclosure controls and procedures, in order to correct errors in our financial statements caused by the miscalculation of the foreign currency effects on certain of our engineering and construction projects and related ownership interests, as more fully described in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A. Additionally, conforming changes occur throughout this filing because of the changes to the condensed consolidated financial statements.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 – Condensed Consolidated Financial Statements

Part 1 - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4 – Controls and Procedures

Part II - Item 1A – Risk Factors

Part II - Item 6 – Exhibits

Pursuant to the rules of the Securities and Exchange Commission (“SEC”), Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. This Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent the filing date of the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A, as well as the following:

•	the completion of the material weakness remediation process could identify additional issues relating to disclosure controls and procedures or internal control over financial reporting;

•	the Company may need to devote additional time, effort and expense to address other matters relating to the restatement, including potential governmental investigations or shareholder lawsuits and possible fines, penalties or settlements resulting therefrom;

•	unanticipated changes relating to competitive factors in our industry;

•	demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	potential liabilities arising out of the installation or use of our products;

•	cost overruns related to our fixed price contracts or asset construction projects that may affect revenues;

•	disruptions in the timely delivery of our backlog and its effect on our future sales, profitability, and our relationships with our customers;

•	risks related to reliance on subcontractors, suppliers and joint venture partners in the performance of our contracts;

•	ability to hire and retain key personnel;

•	piracy risks for our maritime employees and assets;

•	the cumulative loss of major contracts or alliances;

•	U.S. and international laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	risks associated with The Depository Trust Company and Euroclear for clearance services for shares traded on the NYSE and Euronext Paris, respectively;

•	results of the United Kingdom’s referendum on withdrawal from the European Union;

•	risks associated with being an English public limited company, including the need for court approval of “distributable profits” and stockholder approval of certain capital structure decisions;

•	ability to pay dividends or repurchase shares in accordance with our announced capital allocation plan;

•	compliance with covenants under our debt instruments and conditions in the credit markets;

•	downgrade in the ratings of our debt could restrict our ability to access the debt capital markets;

•	the outcome of uninsured claims and litigation against us;

•	the risks of currency exchange rate fluctuations associated with our international operations;

•	risks that the legacy businesses of FMC Technologies, Inc. and Technip S.A. will not be integrated successfully or that the combined company will not realize estimated cost savings, value of certain tax assets, synergies and growth or that such benefits may take longer to realize than expected;

•	unanticipated merger-related costs;

•	failure of our information technology infrastructure or any significant breach of security;

•	risks associated with tax liabilities, or changes in U.S. federal or international tax laws or interpretations to which they are subject; and

•	such other risk factors set forth in our filings with the United States Securities and Exchange Commission and in our filings with the Autorité des marchés financiers or the U.K. Financial Conduct Authority.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
(In millions, except per share data)	As Restated	As Restated
Revenue:
Service revenue	$2,791.8	$2,378.2
Product revenue	562.5	27.5
Lease and other revenue	33.7	—

Total revenue	3,388.0	2,405.7
Costs and expenses:
Cost of service revenue	2,377.6	1,983.9
Cost of product revenue	577.7	21.8
Cost of lease and other revenue	25.0	—
Selling, general and administrative expense	254.1	147.6
Research and development expense	43.4	20.3
Restructuring and impairment expense (Note 6)	9.7	35.7
Merger transaction and integration costs (Note 3)	54.7	—

Total costs and expenses	3,342.2	2,209.3
Other income (expense), net	63.5	(42.1)
Income from equity affiliates (Note 9)	9.4	25.5

Income before net interest expense and income taxes	118.7	179.8
Net interest expense	(82.1)	(13.3)

Income before income taxes	36.6	166.5
Provision for income taxes (Note 15)	51.8	45.9

Net income (loss)	(15.2)	120.6
Net (income) loss attributable to noncontrolling interests	(3.5)	0.1

Net income (loss) attributable to TechnipFMC plc	$(18.7)	$120.7

Earnings per share attributable to TechnipFMC plc (Note 5):
Basic	$(0.04)	$1.02
Diluted	$(0.04)	$0.97
Weighted average shares outstanding (Note 5):
Basic	466.6	118.2
Diluted	466.6	124.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
(In millions)	As Restated	As Restated
Net income (loss)	$(15.2)	$120.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	6.6	(41.6)
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains arising during the period	0.8	2.4
Reclassification adjustment for net gains (losses) included in net income	—	—

Net unrealized gains on available-for-sale securities (2)	0.8	2.4
Net gains (losses) on hedging instruments:
Net gains arising during the period	24.7	(32.4)
Reclassification adjustment for net (gains) losses included in net income	34.4	42.8

Net gains (losses) on hedging instruments (3)	59.1	10.4
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service cost included in net income	0.1	—
Reclassification adjustment for amortization of net actuarial loss included in net income	0.4	0.1

Net pension and other post-retirement benefits (costs) (4)	0.5	0.1

Other comprehensive income (loss), net of tax	67.0	(28.7)
Comprehensive income	51.8	91.9
Comprehensive (income) loss attributable to noncontrolling interest	(3.7)	0.9

Comprehensive income attributable to TechnipFMC plc	$48.1	$92.8

(1)	Net of income tax (expense) benefit of $(0.7) and nil for the three months ended March 31, 2017 and 2016, respectively.
(2)	Net of income tax (expense) benefit of nil and nil for the three months ended March 31, 2017 and 2016, respectively.
(3)	Net of income tax (expense) benefit of $(18.6) and $(7.6) for the three months ended March 31, 2017 and 2016, respectively.
(4)	Net of income tax (expense) benefit of $0.2 and $0.1 for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
(In millions, except par value data)	As Restated	As Restated
Assets
Cash and cash equivalents	$7,041.7	$6,269.3
Trade receivables, net of allowances of $104.2 in 2017 and $85.6 in 2016	2,433.3	2,024.5
Costs and estimated earnings in excess of billings on uncompleted contracts	1,036.8	485.8
Inventories, net (Note 7)	983.5	334.7
Derivative financial instruments (Note 18)	84.6	47.2
Income taxes receivable	381.7	265.0
Advances paid to suppliers	682.8	711.5
Other current assets (Note 8)	1,090.4	799.2

Total current assets	13,734.8	10,937.2
Investments in equity affiliates	207.6	177.8
Property, plant and equipment, net of accumulated depreciation of $1,765.0 in 2017 and $1,691.8 in 2016	3,975.5	2,620.1
Goodwill	9,023.6	3,718.3
Intangible assets, net of accumulated amortization of $316.6 in 2017 and $245.9 in 2016	1,501.2	173.7
Deferred income taxes	643.6	621.6
Derivative financial instruments (Note 18)	128.7	190.8
Other assets	400.9	250.2

Total assets	$29,615.9	$18,689.7

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 11)	$499.0	$683.6
Accounts payable, trade	4,131.5	3,837.7
Advance payments	314.9	411.1
Billings in excess of costs and estimated earnings on uncompleted contracts	3,701.1	3,323.0
Accrued payroll	403.8	307.7
Derivative financial instruments (Note 18)	180.5	183.0
Income taxes payable	298.3	317.5
Other current liabilities (Note 10)	2,190.3	1,825.3

Total current liabilities	11,719.4	10,888.9
Long-term debt, less current portion (Note 11)	3,082.8	1,869.3
Accrued pension and other post-retirement benefits, less current portion	352.0	160.8
Derivative financial instruments (Note 18)	158.7	227.7
Deferred income taxes	530.9	130.5
Other liabilities (Note 12)	389.9	300.6
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 14):
Ordinary shares, $1.00 par value and €0.7625 in 2017 and 2016, respectively; 525.0 shares and 119.2 shares authorized in 2017 and 2016, respectively; 347.4 shares and 3.3 shares issued in 2017 and 2016, respectively; no shares and 3.2 shares canceled in 2017 and 2016, respectively; 466.6 and 118.9 shares outstanding in 2017 and 2016, respectively	466.6	114.7
Ordinary shares held in employee benefit trust, at cost; 0.1 shares in 2017	(5.4)	—
Treasury stock, at cost; no shares and 0.3 shares in 2017 and 2016, respectively	—	(44.5)
Capital in excess of par value of ordinary shares	10,507.6	2,694.7
Retained earnings	3,397.4	3,416.1
Accumulated other comprehensive loss	(990.4)	(1,057.4)

Total TechnipFMC plc stockholders’ equity	13,375.8	5,123.6
Noncontrolling interests	6.4	(11.7)

Total equity	13,382.2	5,111.9

Total liabilities and equity	$29,615.9	$18,689.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
(In millions)	As Restated	As Restated
Cash provided (required) by operating activities:
Net income (loss)	$(15.2)	$120.6
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	83.2	69.4
Amortization	68.0	5.2
Employee benefit plan and stock-based compensation costs	8.1	6.0
Unrealized (gain) loss on derivative instruments and foreign exchange	(10.7)	27.6
Deferred income tax provision (benefit)	4.0	(19.8)
Impairments (Note 6)	0.4	—
Other	54.0	(2.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net and costs in excess of billings	267.7	8.8
Inventories, net	126.6	42.0
Accounts payable, trade	(168.8)	(84.0)
Advance payments and billings in excess of costs	43.3	(83.4)
Income taxes payable (receivable), net	(88.1)	7.2
Other assets and liabilities, net	(221.5)	62.9

Cash provided by operating activities	151.0	160.4

Cash provided (required) by investing activities:
Capital expenditures	(51.2)	(25.5)
Cash acquired in merger of FMC Technologies, Inc. and Technip S.A. (Note 3)	1,479.2	—
Proceeds from sale of assets	4.4	0.5
Other	10.5	—

Cash provided (required) by investing activities	1,442.9	(25.0)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	4.2	(694.4)
Net increase (decrease) in commercial paper	(290.2)	11.0
Proceeds from issuance of long-term debt	—	438.4
Repayments of long-term debt	(534.1)	(4.8)
Payments related to taxes withheld on stock-based compensation	(46.6)	—
Other	1.2	(19.4)

Cash required by financing activities	(865.5)	(269.2)

Effect of changes in foreign exchange rates on cash and cash equivalents	44.0	(97.7)

Increase (decrease) in cash and cash equivalents	772.4	(231.5)
Cash and cash equivalents, beginning of period	6,269.3	3,178.0

Cash and cash equivalents, end of period	$7,041.7	$2,946.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
(In millions)				As Restated	As Restated		As Restated
Balance as of December 31, 2016	$114.7	$(44.5)	$2,694.7	$3,416.1	$(1,057.4)	$(11.7)	$5,111.9
Net income (loss)	—	—	—	(18.7)	—	3.5	(15.2)
Other comprehensive income	—	—	—	—	67.0	—	67.0
Issuance of ordinary shares due to the Merger of FMC Technologies and Technip	351.9	(6.6)	7,825.4	—	—	—	8,170.7
Cancellation of treasury stock (Note 14)	—	44.5	(23.2)	—	—	—	21.3
Net sales of ordinary shares for employee benefit trust	—	1.2	—	—	—	—	1.2
Stock-based compensation (Note 17)	—	—	11.4	—	—	—	11.4
Other	—	—	(0.7)	—	—	14.6	13.9

Balance as of March 31, 2017	$466.6	$(5.4)	$10,507.6	$3,397.4	$(990.4)	$6.4	$13,382.2

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

In this Quarterly Report on Form 10-Q/A, we are reporting the results of our operations for the three months ended March 31, 2017, which consist of the combined results of operations of Technip S.A. (“Technip”) and FMC Technologies, Inc. (“FMC Technologies”). Due to the Merger of FMC Technologies and Technip, FMC Technologies’ results of operations have been included in our financial statements for periods subsequent to the consummation of the Merger on January 16, 2017.

Since TechnipFMC is the successor company to Technip, we are presenting the results of Technip’s operations for the three months ended March 31, 2016 and as of December 31, 2016. Refer to Note 3 for further information related to the merger of FMC Technologies and Technip.

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

For certain committed and anticipated future cash flows and recognized assets and liabilities which are denominated in a foreign currency, we may choose to manage our risk against changes in the exchange rates, when compared against the functional currency, through the economic netting of exposures instead of derivative instruments. Cash outflows or liabilities in a foreign currency are matched against cash inflows or assets in the same currency, such that movements in exchanges rates will result in offsetting gains or losses. Due to the inherent unpredictability of the timing of cash flows, gains and losses in the current period may be economically offset by gains and losses in a future period. All gains and losses are recorded in our consolidated statements of income in the period in which they are incurred. Gains and losses from the remeasurement of assets and liabilities are recognized in other income (expense), net.

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

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

In the Original Filing, we recognized significant net foreign exchange gains. In July 2017, incremental reviews were performed on the gains and losses from foreign currency denominated transactions which operate as natural hedges on its projects. For each project, a currency rate is established at the time the project is awarded, and this “project rate” is used to measure foreign currency gains and losses throughout the life of the project for project performance purposes. Periodic remeasurement of foreign exchange gains and losses is required for financial statement reporting. During our review, management found that there were errors in the rates used for remeasurement and related foreign exchange adjustments. In late July 2017, management concluded that this deviation led to the misstatement of foreign exchange gains and losses in certain of our engineering and construction projects and the fair value measurement of certain related ownership interests for the periods presented in the Original Filing.

On July 24, 2017, the Audit Committee of the Board of Directors of the Company, after consideration of relevant facts and circumstances and after consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded that our unaudited interim condensed consolidated U.S. GAAP financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and prior year periods included for comparison purposes in our Quarterly Report on Form 10-Q as previously filed with the SEC on May 4, 2017, should be restated, and that such financial statements previously filed with the SEC should no longer be relied upon because of errors in such financial statements.

These errors resulted in the restatement of the Company’s financial statements for the periods presented in the Original Filing. Restatement adjustments were recorded for other income (expense), income from equity affiliates, net interest expense, provision for income taxes and billings in excess of costs as a result of the correction of foreign currency exchange rates used to initially measure these amounts. Restatement adjustments were also recorded for intangible assets, other assets and stockholders’ equity to reflect corrections of exchange rates used in the calculation of the fair value of certain acquired assets. Certain assets acquired were adjusted to reflect the impact of using the correct foreign exchange rates. Adjustments were recorded to cost and expenses to reflect decreased amortization of intangible assets for the period due to the revalued intangible assets.

The Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated States of Changes in Stockholders’ Equity, and Notes 1, 2, 3, 5, 9, 12, 14, 15, 19 and 20 in these financial statements were updated to reflect the restatement. See “Part I—Item 4. Controls and Procedures As restated” herein.

The following tables summarize the impact of these adjustments on our previously reported results filed on our Condensed Consolidated Financial Statement line items in our Original Filing:

The effects of the restatement on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
(In millions, except per share data)	March 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated
Costs and expenses:
Cost of service revenue	$2,380.5	$(2.9)	$2,377.6
Costs and expenses	3,345.1	(2.9)	3,342.2
Other income (expense), net	327.4	(263.9)	63.5
Income before net interest expense and income taxes	379.7	(261.0)	118.7
Net interest expense	(81.7)	(0.4)	(82.1)
Income before income taxes	298.0	(261.4)	36.6
Provision for income taxes	103.7	(51.9)	51.8
Net income (loss)	194.3	(209.5)	(15.2)
Net income (loss) attributable to TechnipFMC plc	$190.8	$(209.5)	$(18.7)
Earnings (loss) per share attributable to TechnipFMC plc:
Basic	$0.41	$(0.45)	$(0.04)
Diluted	$0.41	$(0.45)	$(0.04)
Weighted average shares outstanding:
Diluted	468.9		466.6

	Three Months Ended
(In millions, except per share data)	March 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Other income (expense), net	$(33.9)	$(8.2)	$(42.1)
Income from equity affiliates (Note 9)	45.6	(20.1)	25.5
Income before net interest expense and income taxes	208.1	(28.3)	179.8
Income before income taxes	194.8	(28.3)	166.5
Provision for income taxes (Note 15)	47.5	(1.6)	45.9
Net income	147.3	(26.7)	120.6
Net income attributable to TechnipFMC plc	$147.4	$(26.7)	$120.7
Earnings per share attributable to TechnipFMC plc (Note 5):
Basic	$1.25	$(0.23)	$1.02
Diluted	$1.21	$(0.24)	$0.97

The effects of the restatement on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31, 2017
(In millions)	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$194.3	$(209.5)	$(15.2)
Comprehensive income	261.3	(209.5)	51.8
Comprehensive income attributable to TechnipFMC plc	$257.6	$(209.5)	$48.1

	Three Months Ended
	March 31, 2016
(In millions)	As Previously Reported	Restatement Adjustments	As Restated
Net income	$147.3	$(26.7)	$120.6
Comprehensive income	118.6	(26.7)	91.9
Comprehensive income attributable to TechnipFMC plc	$119.5	$(26.7)	$92.8

The effects of the restatement on our Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
(In millions)	As Previously Reported	Restatement Adjustments	As Restated
Intangible assets, net	$1,580.0	$(78.8)	$1,501.2
Deferred income taxes	519.4	124.2	643.6
Total assets	29,570.5	45.4	29,615.9
Billings in excess of costs	3,478.7	222.4	3,701.1
Total current liabilities	11,497.0	222.4	11,719.4
Accrued pension and other post-retirement benefits, less current portion	351.2	0.8	352.0
Other liabilities	390.7	(0.8)	389.9
Retained earnings	2,992.2	405.2	3,397.4
Accumulated other comprehensive loss	(408.2)	(582.2)	(990.4)
Total TechnipFMC plc stockholders’ equity	13,552.8	(177.0)	13,375.8
Total liabilities and equity	$29,570.5	$45.4	$29,615.9

	December 31, 2016
(In millions)	As Previously Reported	Restatement Adjustments	As Restated
Intangible assets, net	$255.4	$(81.7)	$173.7
Deferred income taxes	549.3	72.3	621.6
Total assets	18,699.1	(9.4)	18,689.7
Billings in excess of costs	3,364.5	(41.5)	3,323.0
Total current liabilities	10,930.4	(41.5)	10,888.9
Accrued pension and other post-retirement benefits, less current portion	160.0	0.8	160.8
Other liabilities	301.8	(1.2)	300.6
Retained earnings	2,801.4	614.7	3,416.1
Accumulated other comprehensive loss	(475.2)	(582.2)	(1,057.4)
Total TechnipFMC plc stockholders’ equity	5,091.1	32.5	5,123.6
Total liabilities and equity	$18,699.1	$(9.4)	$18,689.7

The effects of the restatement on our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 are as follows:

(In millions)	Three Months Ended
	March 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated
Cash provided (required) by operating activities:
Net income (loss)	$194.3	$(209.5)	$(15.2)
Amortization	70.9	(2.9)	68.0
Deferred income tax provision (benefit)	55.9	(51.9)	4.0
Other	53.6	0.4	54.0
Advance payments and billings in excess of costs	(220.6)	263.9	43.3

(In millions)	Three Months Ended
	March 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Cash provided (required) by operating activities:
Net income	$147.3	$(26.7)	$120.6
Deferred income tax provision (benefit)	(18.2)	(1.6)	(19.8)
Other	(22.2)	20.1	(2.1)
Advance payments and billings in excess of costs	(91.6)	8.2	(83.4)

The effects of the restatement on our Condensed Consolidated Statements of Changes in Stockholders’ Equity as of March 31, 2017 and December 31, 2016 are as follows:

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2016 as previously reported	$114.7	$(44.5)	$2,694.7	$2,801.4	$(475.2)	$(11.7)	$5,079.4
Restatement Adjustments	—	—	—	614.7	(582.2)	—	32.5
Balance as of December 31, 2016 as restated	$114.7	$(44.5)	$2,694.7	$3,416.1	$(1,057.4)	$(11.7)	$5,111.9

Balance as of March 31, 2017 as previously reported	$466.6	$(5.4)	$10,507.6	$2,992.2	$(408.2)	$6.4	$13,559.2
Restatement Adjustments	—	—	—	405.2	(582.2)	—	(177.0)

Balance as March 31, 2017 as restated	$466.6	$(5.4)	$10,507.6	$3,397.4	$(990.4)	$6.4	$13,382.2

The effects of the restatement on our reportable segments for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31, 2017
(In millions)	As Previously Reported	Restatement Adjustments	As Restated
Income before income taxes:
Segment operating profit (loss):
Onshore/Offshore	$139.9	$2.9	$142.8
Total segment operating profit	175.5	2.9	178.4
Corporate items:
Corporate income (expense)	204.2	(263.9)	(59.7)
Net interest expense	(81.7)	(0.4)	(82.1)
Total corporate items	122.5	(264.3)	(141.8)
Income before income taxes	$298.0	$(261.4)	$36.6

	Three Months Ended March 31, 2016
(In millions)	As Previously Reported	Restatement Adjustments	As Restated
Income before income taxes:
Segment operating profit (loss):
Onshore/Offshore	$58.5	$(20.1)	$38.4
Total segment operating profit	254.9	(20.1)	234.8
Corporate items:
Corporate income (expense)	(46.8)	(8.2)	(55.0)
Total corporate items	(60.1)	(8.2)	(68.3)
Income before income taxes	$194.8	$(28.3)	$166.5

NOTE 3. MERGER OF FMC TECHNOLOGIES AND TECHNIP

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

Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following:

(In millions, except per share data)
Total FMC Technologies, Inc. shares subject to exchange as of January 16, 2017	228.9
FMC Technologies, Inc. exchange ratio (1)	0.5

Shares of TechnipFMC issued	114.4
Value per share of Technip as of January 16, 2017 (2)	$71.40

Total purchase consideration	$8,170.7

(1)	As the calculation is deemed to reflect a share capital increase of the accounting acquirer, the FMC Technologies, Inc. exchange ratio (1 share of TechnipFMC for 1 share of FMC Technologies, Inc. as provided in the business combination agreement) is adjusted by dividing the FMC Technologies exchange ratio by the Technip exchange ratio (2 shares of TechnipFMC for 1 share of Technip as provided in the business combination agreement), i.e., 1 / 2 = 0.5 in order to reflect the number of shares of Technip that FMC Technologies stockholders would have received if Technip was to have issued its own shares.
(2)	Closing price of Technip’s ordinary shares on Euronext Paris on January 16, 2017 in Euro converted at the Euro to U.S. dollar exchange rate of $1.0594 on January 16, 2017.

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

	Three Months Ended March 31,
(In millions, except per share data)	2017 Pro Forma	2016 Pro Forma
	As Restated	As Restated
Revenue	$3,500.9	$3,611.2
Net income (loss) attributable to TechnipFMC adjusted for dilutive effects	$(103.5)	$46.4
Diluted earnings (loss) per share	(0.22)	0.10

NOTE 4. NEW ACCOUNTING STANDARDS

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

NOTE 5. EARNINGS (LOSS) PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2017	2016
	As Restated	As Restated
Net income (loss) attributable to TechnipFMC plc	$(18.7)	$120.7
After-tax interest expense related to dilutive shares	—	0.4

Net income (loss) attributable to TechnipFMC plc adjusted for dilutive effects	(18.7)	121.1

Weighted average number of shares outstanding	466.6	118.2
Dilutive effect of stock options	—	—
Dilutive effect of performance shares	—	1.0
Dilutive effect of convertible bonds	—	5.2

Total shares and dilutive securities	466.6	124.4

Basic earnings (loss) per share attributable to TechnipFMC plc	$(0.04)	$1.02

Diluted earnings (loss) per share attributable to TechnipFMC plc	$(0.04)	$0.97

NOTE 6. RESTRUCTURING AND IMPAIRMENT EXPENSE

Restructuring and impairment expense was as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Subsea	$6.7	$0.3
Onshore/Offshore	(0.3)	35.4
Surface Technologies	1.4	—
Corporate and other	1.9	—

Total restructuring and impairment expense	$9.7	$35.7

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

NOTE 7. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Raw materials	$278.4	$272.9
Work in process	216.6	36.1
Finished goods	540.2	64.6

	1,035.2	373.6
Valuation adjustments	(51.7)	(38.9)

Inventories, net	$983.5	$334.7

NOTE 8. OTHER CURRENT ASSETS

Other current assets consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Value added tax receivables	$432.3	$319.4
Other tax receivables	183.8	124.9
Prepaid expenses	161.3	106.4
Other	313.0	248.5

Other current assets	$1,090.4	$799.2

NOTE 9. EQUITY METHOD INVESTMENTS

Our income from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
		As Restated(1)
Subsea	$9.4	$1.9
Onshore/Offshore	—	23.6
Surface Technologies	—	—

Income from equity affiliates	$9.4	$25.5

(1)	Restated balances related to adjustments to equity interests due to the use of incorrect foreign exchange rates.

NOTE 10. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Accruals on completed contracts	$304.8	$271.9
Deferred income on contracts	364.6	407.6
Contingencies related to contracts	390.9	370.1
Other taxes payable	236.2	143.5
Redeemable financial liability	88.2	33.7
Other	805.6	598.5

Total other current liabilities	$2,190.3	$1,825.3

NOTE 11. DEBT

Long-term debt consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	870.3	210.8
Synthetic bonds due 2021	441.5	428.0
Convertible bonds due 2017	—	524.5
2.00% Senior Notes due 2017	300.0	—
3.45% Senior Notes due 2022	500.0	—
5.00% Notes due 2020	215.0	209.7
3.40% Notes due 2022	161.9	158.0
3.15% Notes due 2023	139.5	136.1
3.15% Notes due 2023	134.8	131.4
4.00% Notes due 2027	81.0	79.0
4.00% Notes due 2032	103.8	101.2
3.75% Notes due 2033	104.4	101.8
Bank borrowings	454.3	452.1
Capital leases	28.3	—
Other	47.0	20.3

Total long-term debt	3,581.8	2,552.9
Less: current portion	(499.0)	(683.6)

Long-term debt, less current portion	$3,082.8	$1,869.3

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

Commercial paper—Under our commercial paper program, we have the ability to access $1.0 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. Commercial paper borrowings are issued at market interest rates. As of March 31, 2017, our commercial paper borrowings had a weighted average interest rate of 1.30% on the U.S. dollar denominated borrowings and (0.22)% on the euro denominated borrowings.

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

NOTE 12. OTHER LIABILITIES

During the three months ended December 31, 2016, we obtained voting control interests in legal onshore/offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. Prior to the amendments of the contractual terms that provided us with voting interest control, we accounted for these entities under the equity method of accounting based on our previously held interests in each of these entities. Since nearly all substantive processes to perform and execute the obligations of the underlying contract are conducted by TechnipFMC and the noncontrolling interest holders, we accounted for these entities as an asset acquisition upon our obtaining control. In the condensed consolidated financial statements included in the Original Filing we recognized a net gain of $72.6 million during 2016. However, in connection with the restatement, it was determined that because the fair value of the voting control interests was computed using incorrect foreign currency rates, it was overstated by $64.9 million. As a result, we now recognize a net gain of $7.7 million during 2016. As of December 31, 2016, total assets, liabilities and equity related to these entities were consolidated onto our balance sheet and our results of operations for the three months ended March 31, 2017 reflect the consolidated results of operations related to these entities.

In addition to the recognition of an intangible asset related to the acquired asset in the underlying entities, a mandatorily redeemable financial liability of $174.8 million (as restated) was recognized as of December 31, 2016 to account for the fair value of the non-controlling interests, for which $33.7 million was recorded as other current liabilities. Refer to Note 10 for further information regarding our other current liabilities. Changes in the fair value of the financial liability are recorded as interest expense on the condensed consolidated statements of income. Refer to Note 19 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

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

Guarantees consisted of the following:

(In millions)	March 31, 2017
Financial guarantees (1)	$827.7
Performance guarantees (2)	3,952.1

Maximum potential undiscounted payments	$4,779.8

(1)	Financial guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on changes in an underlying agreement that is related to an asset, a liability, or an equity security of the guaranteed party. These tend to be drawn down only if the Company fails to fulfill its financial obligations.
(2)	Performance guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on another entity’s failure to perform under a nonfinancial obligating agreement. Events that trigger payment are performance related, such as failure to ship a product or provide a service.

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

NOTE 14. STOCKHOLDERS’ EQUITY

There were no cash dividends declared during the three months ended March 31, 2017 and 2016.

The following is a summary of our capital stock activity for the three months ended March 31, 2017 and 2016:

(Number of shares in millions)	Ordinary Shares Issued	Ordinary Shares Held in Employee Benefit Trust	Treasury Stock
Balance as of December 31, 2015	119.0	—	0.8
Net stock purchased for (sold from) pursuant to liquidity contract	—	—	(0.1)

Balance as of March 31, 2016	119.0	—	0.7

Balance as of December 31, 2016	119.2	—	0.3
Net capital increases due to the Merger of FMC Technologies and Technip	347.4	—	—
Treasury stock cancellation due to the Merger of FMC Technologies and Technip	—	—	(0.3)
Net stock purchased for (sold from) employee benefit trust	—	0.1	—

Balance as of March 31, 2017	466.6	0.1	—

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Available-For- Sale Securities	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
	As Restated			As Restated	As Restated
December 31, 2016	$(849.8)	$—	$(126.9)	$(80.7)	$(1,057.4)
Other comprehensive income (loss) before reclassifications, net of tax	6.6	0.8	24.7	—	32.1
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	—	34.4	0.5	34.9

Other comprehensive income (loss), net of tax	6.6	0.8	59.1	0.5	67.0

March 31, 2017	$(843.2)	$0.8	$(67.8)	$(80.2)	$(990.4)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended
(In millions)	March 31, 2017	March 31, 2016
Details about Accumulated Other Comprehensive Loss Components			Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on available-for-sale securities	—	—	Other expense, net
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(14.6)	$—	Revenue
	(0.1)	—	Cost of sales
	(0.1)	—	Research and development expense
	(28.4)	(63.5)	Other (expense), net

	(43.2)	(63.5)	Income before income taxes
	(8.8)	(20.7)	Provision (benefit) for income taxes

	$(34.4)	$(42.8)	Net income

Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(0.5)	$(0.1)	(a)
Amortization of prior service credit (cost)	(0.2)	(0.1)	(a)

	(0.7)	(0.2)	Income before income taxes
	(0.2)	(0.1)	Provision (benefit) for income taxes

	$(0.5)	$(0.1)	Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

NOTE 15. INCOME TAXES

As a result of the Merger described in Note 3, TechnipFMC plc is a public limited company incorporated under the laws of England and Wales. Therefore, our earnings are subject to the United Kingdom statutory rate of 19.3% beginning on the effective date of the Merger. Previously these earnings were subject to the French statutory rate of 34.4%. Our consolidated effective income tax rate information has been presented accordingly. The Merger transaction was generally a non-taxable event for the significant jurisdictions in which we operate.

Our income tax provision (benefit) for the three months ended March 31, 2017 and 2016, reflected effective tax rates of 141.5% (as restated) and 27.6% (as restated), respectively. The year-over-year increase in the effective tax rate was primarily due to a change in the forecasted country mix of earnings and valuation allowances due to additional losses generated for which no tax benefit is expected to be realized. In addition, individual tax items, combined with lower profitability in the current period, had a greater impact on the effective rate in the three months ended March 31, 2017 as a result of lower earnings as compared to the same period in 2016.

The effective income tax rate was different from the statutory income tax rate due to the following:

	Three Months Ended March 31,
(In millions)	2017	2016
	As Restated	As Restated
Statutory income tax rate	19.3%	34.4%
Net difference resulting from:
Foreign earnings subject to different tax rates	14.8%	(11.7)%
Branch profits tax	8.5%	—%
Deemed dividends	9.6%	—%
State, local and provincial taxes	23.2%	2.6%
Return to provision	10.4%	(4.9)%
Valuation allowance	51.4%	12.0%
Other	4.5%	(4.8)%

Effective tax rate	141.5%	27.6%

NOTE 16. PENSION AND OTHER POST-RETIREMENT BENEFITS

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2017		2016
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$2.2	$4.6	—	$2.8
Interest cost	5.8	4.3	—	2.6
Expected return on plan assets	(10.5)	(7.7)	—	(2.0)
Amortization of prior service cost (credit)	—	0.2	—	0.1
Amortization of actuarial loss (gain), net	—	0.5	—	0.1
Settlement cost	—	0.2	—	—

Net periodic benefit cost	$(2.5)	$2.1	—	$3.6

During the three months ended March 31, 2017, we contributed $0.6 million to our U.S. pension benefit plans and $12.6 million to our international pension benefit plans.

NOTE 17. STOCK-BASED COMPENSATION

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

NOTE 18. DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. Refer to Note 19 to these consolidated financial statements for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

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

We recognized a loss of $2.7 million and a gain of $10.6 million for the three months ended March 31, 2017 and 2016, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow derivative hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in an accumulated other comprehensive loss of $67.8 million and $126.9 million at March 31, 2017, and December 31, 2016, respectively. We expect to transfer an approximate $65.4 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the first half of 2020.

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

	March 31, 2017			December 31, 2016
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$213.3	$(81.5)	$131.8	$238.0	$(57.9)	$180.1

	March 31, 2017			December 31, 2016
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$339.2	$(81.5)	$257.7	$410.7	$(57.9)	$352.8

NOTE 19. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2017				December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	As Restated			As Restated	As Restated			As Restated
Assets
Investments:
Nonqualified Plan:
Traded securities (1)	$26.2	$26.2	$—	$—	$—	$—	$—	$—
Money market fund	1.7	—	1.7	—	—	—	—	—
Stable value fund (2)	0.8				—
Available-for-sale securities	29.5	29.5	—	—	27.9	27.9	—	—
Derivative financial instruments:
Synthetic bonds - call option premium	108.4	—	108.4	—	180.1	—	180.1	—
Foreign exchange contracts	104.9	—	104.9	—	57.9	—	57.9	—

Total assets	$271.5	$55.7	$215.0	$—	$265.9	$27.9	$238.0	$—

Liabilities
Redeemable financial liability	$242.9	$—	$—	$242.9	$174.8	$—	$—	$174.8
Derivative financial instruments:
Synthetic bonds - embedded derivatives	108.4	—	108.4	—	180.1	—	180.1	—
Foreign exchange contracts	230.8	—	230.8	—	230.6	—	230.6	—

Total liabilities	$582.1	$—	$339.2	$242.9	$585.5	$—	$410.7	$174.8

(1)	Includes equity securities, fixed income and other investments measured at fair value.
(2)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

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

Mandatorily redeemable financial liability—We determined the fair value of the mandatorily redeemable financial liability using a discounted cash flow model. Refer to Note 12 for further information related to this liability. The key assumption used in applying the income approach is the expected dividends to be distributed in the future to the noncontrolling interest holders. Expected dividends to be distributed is based on the noncontrolling interests’ share of the expected profitability of the underlying contract, the selected discount rate, and the overall timing of completion of the project. A decrease of one percentage point in the discount rate would have increased the liability by $4.0 million (as restated) as of March 31, 2017. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.

Changes in the fair value of our Level 3 mandatorily redeemable financial liability is presented below. Since the liability was created during the three months ended December 31, 2016, no changes in fair value are presented for the prior period.

(In millions)	Three Months Ended March 31, 2017
As Restated
Balance at beginning of period	$174.8
Remeasurement adjustment included in earnings	68.1
Settlements	—

Balance at end of period	$242.9

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

Refer to Note 18 for additional disclosure related to derivative financial instruments.

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

NOTE 20. BUSINESS SEGMENTS

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

Total revenue by segment includes intersegment sales, which are made at prices approximating those that the selling entity is able to obtain on external sales. Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments are included in computing segment operating profit. Refer to Note 9 for additional information. The following items have been excluded in computing segment operating profit: corporate staff expense, net interest income (expense) associated with corporate debt facilities, income taxes, and other revenue and other expense, net.

Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
	As Restated	As Restated
Segment revenue
Subsea	$1,376.7	$1,517.2
Onshore/Offshore	1,764.0	888.5
Surface Technologies	248.4	—
Other revenue and intercompany eliminations	(1.1)	—

Total revenue	$3,388.0	$2,405.7

Income before income taxes:
Segment operating profit (loss):
Subsea	$54.2	$196.4
Onshore/Offshore	142.8	38.4
Surface Technologies	(18.6)	—

Total segment operating profit	178.4	234.8
Corporate items:
Corporate income (expense) (1)	(59.7)	(55.0)
Net interest expense	(82.1)	(13.3)

Total corporate items	(141.8)	(68.3)

Income before income taxes (2)	$36.6	$166.5

(1)	Corporate expense primarily includes corporate staff expenses, stock-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger-related transaction expenses.
(2)	Includes amounts attributable to noncontrolling interests.

Segment assets were as follows:

(In millions)	March 31, 2017	December 31, 2016
	As Restated	As Restated
Segment assets:
Subsea	$13,946.1	$7,823.1
Onshore/Offshore	4,888.9	3,229.3
Surface Technologies	1,871.5	—
Intercompany eliminations	(20.7)	—

Total segment assets	20,685.8	11,052.4
Corporate (1)	8,930.1	7,637.3

Total assets	$29,615.9	$18,689.7

(1)	Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

NOTE 21. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed in Note 2 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q/A, we have restated our previously reported results filed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 and 2016, respectively. Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to reflect the effects of the restatement.

In the Original Filing, we recognized significant net foreign exchange gains. In July 2017, incremental reviews were performed on the gains and losses from foreign currency denominated transactions which operate as natural hedges on its projects. For each project, a currency rate is established at the time the project is awarded, and this “project rate” is used to measure foreign currency gains and losses throughout the life of the project for project performance purposes. Periodic remeasurement of foreign exchange gains and losses is required for financial statement reporting. During their review, management found that there were errors in the rates used for remeasurement and related foreign exchange adjustments. In late July 2017, management concluded that this deviation led to the misstatement of foreign exchange gains and losses in certain of our engineering and construction projects and the fair value measurement of certain related ownership interests for the periods presented in the Original Filing.

On July 24, 2017, the Audit Committee of the Board of Directors of the Company, after consideration of relevant facts and circumstances and after consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded that our unaudited interim condensed consolidated U.S. GAAP financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and prior year periods included for comparison purposes in our Quarterly Report on Form 10-Q as previously filed with the SEC on May 4, 2017, should be restated, and that such financial statements previously filed with the SEC should no longer be relied upon because of errors in such financial statements.

These errors resulted in the restatement of the Company’s financial statements for the periods presented in the Original Filing. Restatement adjustments were recorded for other income (expense), income from equity affiliates, net interest expense, provision for income taxes and billings in excess of costs as a result of the correction of foreign currency exchange rates used to initially measure these amounts. Restatement adjustments were also recorded for intangible assets, other assets and stockholders’ equity to reflect corrections of exchange rates used in the calculation of the fair value of certain acquired assets. Certain assets acquired were adjusted to reflect the impact of using the correct foreign exchange rates. Adjustments were recorded to cost and expenses to reflect decreased amortization of intangible assets for the period due to the revalued intangible assets. For further discussion of the remediation process, see “Part I—Item 4. Controls and Procedures As Restated” herein.

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

Refer to Note 3 for further information related to the Merger of FMC Technologies and Technip and refer to Note 12 for further information related to Yamal.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,			Change (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma**	2016	$	%
	As Restated	As Restated	As Restated	As Restated	As Restated
Revenue	$3,388.0	$4,691.6	$2,405.7	(1,303.6)	(27.8)
Costs and expenses:
Cost of sales	2,980.3	4,094.1	2,005.7	(1,113.8)	(27.2)
Selling, general and administrative expense	254.1	310.8	147.6	(56.7)	(18.2)
Research and development expense	43.4	53.9	20.3	(10.5)	(19.5)
Restructuring and impairment expense	9.7	76.0	35.7	(66.3)	(87.2)
Merger transaction and integration costs	54.7	—	—	54.7	*

Total costs and expenses	3,342.2	4,534.8	2,209.3	(1,192.6)	(26.3)
Other income (expense), net	63.5	(16.6)	(42.1)	80.0	482.5
Net interest expense	(82.1)	(13.6)	(13.3)	(68.5)	(503.7)
Income (loss) from equity affiliates	9.4	(5.0)	25.5	14.4	288.0

Income before income taxes	36.6	121.6	166.5	(85.0)	(69.9)
Provision for income taxes	51.8	25.1	45.9	26.7	106.4

Net income (loss)	(15.2)	96.5	120.6	(111.7)	(115.8)
Net (income) loss attributable to noncontrolling interests	(3.5)	0.1	0.1	(3.6)	*

Net income (loss) attributable to TechnipFMC plc	$(18.7)	$96.6	$120.7	(115.3)	(119.3)

*	Not meaningful
**	Refer to “Pro Forma Results of Operations” above for further information related to the presentation of and transactions included in pro forma results for the three months ended March 31, 2016.

Revenue

Revenue decreased $1,303.6 million in the first quarter of 2017 compared to the prior-year quarter on a pro forma basis, primarily resulting from a sharp decline in Subsea activities in the Europe and Africa region due to lower order activity during 2015 and 2016, leading to a lower backlog of business coming into the current year. Partially offsetting were increased project execution activities in the Asia Pacific region, which continues to benefit from a larger portfolio of projects in backlog. Revenue also decreased across all Onshore/Offshore businesses year-over-year on a pro forma basis, primarily driven by lower levels of project backlog coming into the year impacting our Middle East, North America and South America businesses.

Gross profit

Gross profit (revenue less cost of sales) decreased as a percentage of sales to 12.0% in the first quarter of 2017, from 12.7% in the prior-year quarter on a pro forma basis. The decline in gross profit as a percentage of sales was primarily due to impact on the Subsea and Surface Technologies segments from the lower activity levels and project margin mix.

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

Merger transaction and integration costs

Merger transaction and integration costs of $54.7 million were incurred in the first quarter of 2017 due to the completion of the Merger of FMC Technologies and Technip. A significant portion of the expenses recorded in the period are related to transaction fees, with a substantially lower portion related to integration activities pertaining to combining the two legacy companies. Refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Other income (expense), net

Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the consolidated financial statements included in the Original Filing, in the first quarter of 2017 we recognized $306.9 million of net foreign exchange gains, largely due to the unhedged position of the Russian ruble versus the U.S. dollar, However, based on a review of calculations used to compute foreign currency gains and losses, it was concluded that the $306.9 million of net foreign exchange gains we recognized was overstated by $263.9 million because those calculations were done using the incorrect foreign currency rates.

Provision for income taxes

Our income tax provision (benefit) for the three months ended March 31, 2017 and 2016, reflected effective tax rates of 141.5% and 27.6%, respectively. The year-over-year increase in the effective tax rate was primarily due to a change in the forecasted country mix of earnings and valuation allowances due to additional losses generated during the year for which no tax benefit is expected to be realized. In addition, individual tax items, combined with lower profitability in the current period, had a greater impact on the effective rate in the three months ended March 31, 2017 as compared to the same period in 2016.

SEGMENT RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 20 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further information.

Subsea

	Three Months Ended March 31,			Favorable/(Unfavorable)
(In millions, except %)	2017 (1)	2016 Pro Forma	2016	$	%
Revenue	$1,376.7	$2,378.0	$1,517.2	(1,001.3)	(42.1)
Operating profit	$54.2	$216.9	$196.4	(162.7)	(75.0)
Operating profit as a percentage of revenue	3.9%	9.1%	12.9%		(5.2	) pts.

(1)	Due to the Merger of FMC Technologies and Technip, there were 2.5 months included in the first quarter of 2017 for legacy FMC Technologies, compared with three months in the first quarter of 2016. Refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Onshore/Offshore

	Three Months Ended March 31,			Favorable/(Unfavorable)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
	As Restated	As Restated	As Restated	As Restated	As Restated
Revenue	$1,764.0	$1,968.9	$888.5	(204.9)	(10.4)
Operating profit	$142.8	$58.4	$38.4	84.4	144.5
Operating profit as a percentage of revenue	8.1%	3.0%	4.3%		5.1	pts.

Onshore/Offshore revenue decreased $204.9 million year-over-year on a pro forma basis. In December 2016, we increased our stake in the Yamal joint venture and became the controlling shareholder, resulting in full consolidation of the joint venture into the consolidated financial statements. Absent the change due to consolidation, revenues were lower due to reduced project activity across all geographical regions. Additionally, the decrease in revenue was attributable to lower activity in the Middle East, North America and South America due to the delivery of several projects in 2016.

Onshore/Offshore operating profit as a percentage of revenue for the first quarter of 2017 increased to 8.1% due to a favorable mix of project margins. In addition, quarter-over-quarter profitability was also favorably impacted by the non-recurrence of a 2016 quarterly charge of $35.4 million related to impairment, restructuring and other severance charges.

Surface Technologies

	Three Months Ended March 31,			Favorable/(Unfavorable)
(In millions, except %)	2017 (1)	2016 Pro Forma	2016	$	%
Revenue	$248.4	$349.6	—	(101.2)	(28.9)
Operating profit (loss)	$(18.6)	$(75.1)	—	56.5		*
Operating profit (loss) as a percentage of revenue	(7.5)%	(21.5)%			14.0 pts.

*	Not meaningful
(1)	Due to the Merger of FMC Technologies and Technip, there were 2.5 months included in the first quarter of 2017 for legacy FMC Technologies, compared with three months in the first quarter of 2016. Refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Corporate Items

	Three Months Ended March 31,			Favorable/(Unfavorable)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
	As Restated	As Restated	As Restated	As Restated	As Restated
Corporate items	$(59.7)	$(65.0)	$(55.0)	5.3	*

The favorable change year over year in Corporate items predominately reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions, partially offset by a $52.3 million charge related to business combination transaction and integration costs related to the Merger of FMC Technologies and Technip.

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

The gross change in the debt and cash components of our net (debt) cash position was primarily due to the Merger of FMC Technologies and Technip. Refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Investing activities provided $1,442.9 million and used $25.0 million in cash during the three months ended March 31, 2017 and 2016, respectively. The increase in cash provided by investing activities was due to the Merger of FMC Technologies and Technip. Refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Financing activities used $865.5 million and $269.2 million in cash flows during the three months ended March 31, 2017 and 2016, respectively. The decrease in cash flows from financing activities was due to the repayment of long-term debt and a decrease in our commercial paper position during the three months ended March 31, 2017.

Debt and Liquidity

Refer to Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Credit Facility—The following is a summary of our revolving credit facility at March 31, 2017:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	—	$870.3	—	$1,629.7	January 2020

(a)	Under our commercial paper program, we have the ability to access up to $1.0 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

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

Refer to Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further information related to our credit facility.

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

Additional information about credit risk is incorporated herein by reference to Note 19 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates, judgments and assumptions about future events that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the periods presented and the related disclosures in the accompanying notes to the financial statements. Management has reviewed these critical accounting estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting estimates used in preparing our financial statements address all important accounting areas where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. See Note 1 to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q/A for a description of our significant accounting policies.

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

Accounting for Pension and Other Post-retirement Benefit Plans

Our pension and other post-retirement (health care and life insurance) obligations are described in Note 16 to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q/A.

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

Holding other assumptions constant, the following table illustrates the sensitivity of changes in the discount rate and expected long-term return on plan assets on pension expense and the projected benefit obligation:

(In millions, except basis points)	Increase (Decrease) in 2016 Pension Expense Before Income Taxes	Increase (Decrease) in Projected Benefit Obligation at December 31, 2016
50 basis point decrease in discount rate	$0.3	$29.4
50 basis point increase in discount rate	$(0.2)	$(27.0)
50 basis point decrease in expected long-term rate of return on plan assets	—	—
50 basis point increase in expected long-term rate of return on plan assets	—	—

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

Determination of Fair Value in Business Combinations

Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information. If necessary, we have up to one year after the acquisition closing date to finalize these fair value determinations. For tangible and identifiable intangible assets acquired in a business combination, the determination of fair value utilizes several valuation methodologies including discounted cash flows which has assumptions with respect to the timing and amount of future revenue and expenses associated with an asset. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants. Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed. Any significant change in key assumptions may cause the acquisition accounting to be revised. Business combinations are described in Note 3 to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q/A.

OFF-BALANCE SHEET ARRANGEMENTS

Information related to guarantees is incorporated herein by reference from Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Disclosure Committee, consisting of certain members of management, assists in this evaluation. The Disclosure Committee meets on a quarterly basis and more often if necessary.

Management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. At the time that our Quarterly Report on Form 10-Q for the three month period ended March 31, 2017 was filed, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Subsequent to that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 because of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In the Original Filing, we recognized significant net foreign exchange gains. In July 2017, in connection with a normal course review of the ongoing impact of that gain (and the timing through project completion of the unwinding of the natural hedge that gave rise to the gain) after the end of the quarter ended March 31, 2017, management reviewed the internal procedures in place for recording temporary gains and losses from natural hedges on its projects. As a result of this review, management determined that the Company did not maintain effective controls relating to the calculation of temporary gains and losses from natural hedges on certain of its projects and related foreign exchange adjustments, resulting in errors due to a deviation between the currency rate selected at project inception versus the current rate applicable over time. In late July 2017, management concluded that this deviation led to the misstatement of foreign exchange gains and losses in certain of our engineering and construction projects and the fair value measurement of certain related ownership interests for the periods presented in the Original Filing. The incorrect evaluation of the remeasurement of foreign currency transactions resulted in the misstatements for the periods reported. Additionally, this control deficiency could result in misstatements of the consolidated financial statements that would result in a material misstatement that would not be prevented or detected.

Management determined that this control deficiency, which resulted in the restatement of the Company’s financial statements for the periods reported, constituted a material weakness in the Company’s internal control over financial reporting. As a result of this material weakness, management has concluded that our internal control over financial reporting was not effective as of March 31, 2017.

Management’s Plan for Remediation

Management took immediate action to address the material weakness described above. Management performed additional analysis and other post-closing procedures designed to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. They analyzed the control deficiency and promptly implemented corrective actions to ensure proper control and accurate reporting for the June 30, 2017 financial reporting. These actions included the implementation of controls to ensure the accurate remeasurement of gains and losses due to foreign currency impact for the purpose of external reporting. Management has also revised the internal system for recording and tracking foreign currency gains and losses and for recording asset/liability project positions to ensure that proper remeasurement procedures are performed. With successful operation of these modifications, the Company expects to test these modifications to determine timing of full remediation in subsequent quarters. The Company believes that these additional procedures provide reasonable assurance that the financial statements and other financial information for the three and six month periods ending June 30, 2017 fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of, and for, such periods.

Other Changes in Internal Control over Financial Reporting

In addition to the changes in the Company’s internal control over financial reporting implemented after March 31, 2017 to address the material weakness noted above, there were also changes in our internal control over financial reporting during the three months ended March 31, 2017 as a result of the Merger, which were intended to enhance overall internal control over financial reporting and disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the quarter ended March 31, 2017.

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

ITEM 1A. RISK FACTORS

The Company has identified a material weakness in its disclosure controls and procedures and internal control over financial reporting. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our disclosure controls and procedures or internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Management identified a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2017 relating to the rates used in calculations of foreign currency effects on certain of the Company’s engineering and construction projects and related ownership interests. We did not have sufficient controls in place to provide reasonable assurance that a material error would be prevented or detected related to the rates used in calculations of foreign currency effects on certain of the Company’s engineering and construction projects and related foreign exchange adjustments. This deficiency in the design of our controls resulted in a material error in our financial statements.

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our chief executive officer and chief financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective at a reasonable assurance level. As a result of the material weakness, management has concluded that our internal control over financial reporting was ineffective as of March 31, 2017.

The Company has reviewed the process to calculate the foreign currency remeasurement effect and has implemented revisions and additional controls designed to ensure that similar computational errors will not recur. To remediate the material weakness in our internal control over financial reporting, the Company will establish policies and procedures for the review, approval and application of generally accepted accounting principles to, and disclosure with respect to, calculations of foreign currency effects.

If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our disclosure controls and procedures or internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could have a material adverse effect on our financial condition, results of operations and cash flows, restrict our ability to access the capital markets, require significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties or judgments, harm the our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of our stock.

We cannot provide absolute assurance that additional material weaknesses or significant deficiencies in our disclosure controls and procedures or internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2017.

The following table summarizes repurchases of our ordinary shares during the three months ended March 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017—January 31, 2017	—	—	—	—
February 1, 2017—February 28, 2017	220	$31.88	—	—
March 1, 2017—March 31, 2017	3,670	$31.75	—	—

Total	3,890		—	—

(a)	Represents ordinary shares purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 24,840 shares of registered ordinary shares held in this trust, as directed by the beneficiaries during the three months ended March 31, 2017.

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

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q/A for the period ended March 31, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechnipFMC plc

(Registrant)

/s/ Maryann T. Mannen
Maryann T. Mannen
Executive Vice President and Chief Financial Officer (Principal Financial Officer and a Duly Authorized Officer)

Date: August 3, 2017

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description

2.1	Business Combination Agreement, dated as of June 14, 2016, by and among FMC Technologies, Inc., TechnipFMC plc (f/k/a FMC Technologies SIS Limited) and Technip S.A. (incorporated by reference from Annex A-1 to the Registration Statement on Form S-4, as amended, filed on October 21, 2016) (File No. 333-213067)

3.1	Articles of Association of TechnipFMC plc (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529076)

4.1	Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.2	First Supplemental Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association, as trustee (including the form of 2.00% Senior Notes due 2017) (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.3	Second Supplemental Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association, as trustee (including the form of 3.45% Senior Notes due 2022) (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.4	Registration Rights Agreement, dated March 29, 2017, between TechnipFMC plc, and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as dealer managers (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

10.1	TechnipFMC plc Company Incentive Plan, adopted on January 11, 2017 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529076)

10.2	Sixth Amendment to the Amended and Restated FMC Technologies, Inc. Savings and Investment Plan, dated January 13, 2017 (incorporated by reference from Exhibit 4.1(f) to the Registration Statement on Form S-8 filed on February 27, 2017) (File No. 333-216284)

10.3	Form of Executive Director Appointment Letter (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529076)

10.4	Form of Director Appointment Letter (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529076)

10.5	Form of Deed of Indemnification (Directors) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529087)

10.6	Form of Deed of Indemnification (Executive Officers) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529087)

10.7	Form of Deed of Indemnification (Executive Directors) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529087)

10.8	$2,500,000,000 Facility Agreement, dated as of January 12, 2017, by and among FMC Technologies, Inc. and Technip Eurocash SNC, as borrowers; JPMorgan Chase Bank, N.A. as agent and an arranger; SG Americas Securities LLC as an arranger; and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983/Film No. 17529087)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q/A