Form 10-Q
period 2017-06-30
TechnipFMC plc
filed 2017-08-04
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2017
Ordinary shares, $1.00 par value per share	467,221,709

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenue:
Service revenue	$3,134.3	$2,351.4	$5,926.1	$4,729.6
Product revenue	654.8	19.1	1,217.3	46.6
Lease and other revenue	55.9	—	89.6	—
Total revenue	3,845.0	2,370.5	7,233.0	4,776.2
Costs and expenses:
Cost of service revenue	2,509.5	1,916.1	4,887.1	3,900.0
Cost of product revenue	614.8	10.9	1,192.5	32.7
Cost of lease and other revenue	37.7	—	62.7	—
Selling, general and administrative expense	268.0	143.4	522.1	291.0
Research and development expense	49.1	25.5	92.5	45.8
Impairment, restructuring and other expense (Note 5)	(12.3)	63.8	(2.6)	99.5
Merger transaction and integration costs (Note 2)	23.3	16.7	78.0	16.7
Total costs and expenses	3,490.1	2,176.4	6,832.3	4,385.7
Other income (expense), net	(50.3)	(57.1)	13.2	(99.2)
Income (loss) from equity affiliates (Note 8)	12.7	(20.1)	22.1	5.4
Income before net interest expense and income taxes	317.3	116.9	436.0	296.7
Net interest expense	(72.1)	(7.7)	(154.2)	(21.0)
Income before income taxes	245.2	109.2	281.8	275.7
Provision for income taxes (Note 14)	86.2	5.4	138.0	51.3
Net income	159.0	103.8	143.8	224.4
Net loss attributable to noncontrolling interests	5.9	0.2	2.4	0.3
Net income attributable to TechnipFMC plc	$164.9	$104.0	$146.2	$224.7

Earnings per share attributable to TechnipFMC plc (Note 4):
Basic	$0.35	$0.87	$0.31	$1.89
Diluted	$0.35	$0.83	$0.31	$1.81
Weighted average shares outstanding (Note 4):
Basic	466.7	119.5	466.7	118.9
Diluted	468.4	125.2	468.2	124.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Net income	$159.0	$103.8	$143.8	$224.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(41.5)	16.7	(34.9)	(24.9)
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	(0.8)	2.6	—	5.0
Reclassification adjustment for net gains (losses) included in net income	—	—	—	—
Net unrealized gains (losses) on available-for-sale securities (2)	(0.8)	2.6	—	5.0
Net gains (losses) on hedging instruments:
Net gains arising during the period	17.6	75.0	42.3	42.6
Reclassification adjustment for net losses included in net income	20.3	19.8	54.7	62.6
Net gains on hedging instruments (3)	37.9	94.8	97.0	105.2
Pension and other post-retirement benefits:
Net losses arising during the period	(1.2)	(16.2)	(1.2)	(16.2)
Reclassification adjustment for amortization of prior service cost included in net income	0.1	0.2	0.2	0.2
Reclassification adjustment for amortization of net actuarial loss included in net income	0.5	0.3	0.9	0.4
Net pension and other post-retirement costs (4)	(0.6)	(15.7)	(0.1)	(15.6)
Other comprehensive income (loss), net of tax	(5.0)	98.4	62.0	69.7
Comprehensive income	154.0	202.2	205.8	294.1
Comprehensive loss attributable to noncontrolling interest	5.9	0.1	2.2	1.0
Comprehensive income attributable to TechnipFMC plc	$159.9	$202.3	$208.0	$295.1
_______________________

(1)	Net of income tax (expense) benefit of $(3.2) and nil for the three months ended June 30, 2017 and 2016, respectively, and $(3.9) and nil for the six months ended June 30, 2017 and 2016, respectively.

(2)	Net of income tax (expense) benefit of nil and nil for the three months ended June 30, 2017 and 2016, respectively, and nil and nil for the six months ended June 30, 2017 and 2016, respectively.

(3)
Net of income tax (expense) benefit of $(18.7) and $(13.3) for the three months ended June 30, 2017 and 2016, respectively, and $(37.3) and $(20.9) for the six months ended June 30, 2017 and 2016, respectively.

(4)	Net of income tax (expense) benefit of $0.2 and $4.4 for the three months ended June 30, 2017 and 2016, respectively, and $0.4 and $4.5 for the six months ended June 30, 2017 and 2016, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
(In millions, except par value data)
Assets
Cash and cash equivalents	$7,179.1	$6,269.3
Trade receivables, net of allowances of $103.2 in 2017 and $85.6 in 2016	2,159.3	2,024.5
Costs and estimated earnings in excess of billings on uncompleted contracts	1,168.3	485.8
Inventories, net (Note 6)	899.1	334.7
Derivative financial instruments (Note 17)	80.8	47.2
Income taxes receivable	363.6	265.0
Advances paid to suppliers	1,077.6	711.5
Other current assets (Note 7)	1,002.9	799.2
Total current assets	13,930.7	10,937.2
Investments in equity affiliates	214.3	177.8
Property, plant and equipment, net of accumulated depreciation of $1,852.4 in 2017 and $1,691.8 in 2016	3,867.0	2,620.1
Goodwill	9,072.3	3,718.3
Intangible assets, net of accumulated amortization of $380.2 in 2017 and $245.9 in 2016	1,444.4	173.7
Deferred income taxes	511.5	621.6
Derivative financial instruments (Note 17)	80.1	190.8
Other assets	404.2	250.2
Total assets	$29,524.5	$18,689.7
Liabilities and equity
Short-term debt and current portion of long-term debt (Note 10)	$471.2	$683.6
Accounts payable, trade	4,092.3	3,837.7
Advance payments	129.6	411.1
Billings in excess of costs and estimated earnings on uncompleted contracts	3,751.9	3,323.0
Accrued payroll	379.7	307.7
Derivative financial instruments (Note 17)	131.9	183.0
Income taxes payable	281.5	317.5
Other current liabilities (Note 9)	2,260.3	1,825.3
Total current liabilities	11,498.4	10,888.9
Long-term debt, less current portion (Note 10)	3,301.3	1,869.3
Accrued pension and other post-retirement benefits, less current portion	347.5	160.8
Derivative financial instruments (Note 17)	75.6	227.7
Deferred income taxes	344.9	130.5
Other liabilities (Note 11)	407.5	300.6
Commitments and contingent liabilities (Note 12)
Stockholders’ equity (Note 13):
Ordinary shares, $1.00 par value and €0.7625 in 2017 and 2016, respectively; 525.0 shares and 119.2 shares authorized in 2017 and 2016, respectively; 347.4 shares and 3.3 shares issued in 2017 and 2016, respectively; no shares and 3.2 shares canceled in 2017 and 2016, respectively; 467.2 and 118.9 shares outstanding in 2017 and 2016, respectively	467.2	114.7
Ordinary shares held in employee benefit trust, at cost; 0.1 shares in 2017	(5.3)	—
Treasury stock, at cost; no shares and 0.3 shares in 2017 and 2016, respectively	—	(44.5)
Capital in excess of par value of ordinary shares	10,522.4	2,694.7
Retained earnings	3,562.3	3,416.1
Accumulated other comprehensive loss	(995.4)	(1,057.4)
Total TechnipFMC plc stockholders’ equity	13,551.2	5,123.6
Noncontrolling interests	(1.9)	(11.7)
Total equity	13,549.3	5,111.9
Total liabilities and equity	$29,524.5	$18,689.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Six Months Ended
	June 30,
	2017	2016
Cash provided (required) by operating activities:
Net income	$143.8	$224.4
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	183.3	137.7
Amortization	127.4	10.0
Employee benefit plan and stock-based compensation costs	16.2	9.2
Unrealized loss on derivative instruments and foreign exchange	(36.1)	63.3
Deferred income tax provision (benefit)	(49.7)	(106.7)
Impairments (Note 5)	0.8	—
Other	(11.4)	70.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net and costs in excess of billings	715.1	(398.9)
Inventories, net	190.2	38.9
Accounts payable, trade	(245.3)	64.2
Advance payments and billings in excess of costs	(376.2)	194.7
Income taxes payable (receivable), net	(82.4)	104.6
Other assets and liabilities, net	(281.4)	14.5
Cash provided by operating activities	294.3	426.2
Cash provided (required) by investing activities:
Capital expenditures	(107.5)	(68.9)
Cash acquired in merger of FMC Technologies, Inc. and Technip S.A. (Note 2)	1,479.2	—
Cash divested from deconsolidation	—	(89.8)
Proceeds from sale of assets	3.3	10.5
Other	11.8	—
Cash provided (required) by investing activities	1,386.8	(148.2)
Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	(16.7)	2.5
Net increase (decrease) in commercial paper	(98.2)	—
Proceeds from issuance of long-term debt	5.6	448.7
Repayments of long-term debt	(554.6)	(742.7)
Dividends paid	—	(112.3)
Payments related to taxes withheld on stock-based compensation	(46.6)	—
Other	(74.7)	0.8
Cash required by financing activities	(785.2)	(403.0)
Effect of changes in foreign exchange rates on cash and cash equivalents	13.9	79.4
Increase (decrease) in cash and cash equivalents	909.8	(45.6)
Cash and cash equivalents, beginning of period	6,269.3	3,178.0
Cash and cash equivalents, end of period	$7,179.1	$3,132.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2016	$114.7	$(44.5)	$2,694.7	$3,416.1	$(1,057.4)	$(11.7)	$5,111.9
Net income (loss)	—	—	—	146.2	—	(2.4)	143.8
Other comprehensive income	—	—	—	—	62.0	—	62.0
Issuance of ordinary shares due to the merger of FMC Technologies and Technip	351.9	(6.6)	7,825.4	—	—	—	8,170.7
Cancellation of treasury stock (Note 13)	—	44.5	(23.3)	—	—	—	21.2
Net sales of ordinary shares for employee benefit trust	—	1.3	—	—	—	—	1.3
Issuance of ordinary shares	0.6	—	—	—	—	—	0.6
Stock-based compensation (Note 16)	—	—	24.7	—	—	—	24.7
Other		—	0.9	—	—	12.2	13.1
Balance as of June 30, 2017	$467.2	$(5.3)	$10,522.4	$3,562.3	$(995.4)	$(1.9)	$13,549.3
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
In this Quarterly Report on Form 10-Q, we are reporting the results of our operations for the three months and six months ended June 30, 2017, which consist of the combined results of operations of Technip S.A. (“Technip”) and FMC Technologies, Inc. (“FMC Technologies”). Due to the merger of FMC Technologies and Technip, FMC Technologies’ results of operations have been included in our financial statements for periods subsequent to the consummation of the merger on January 16, 2017.
Since TechnipFMC is the successor company to Technip, we are presenting the results of Technip’s operations for the three months and six months ended June 30, 2016 and as of December 31, 2016. Refer to Note 2 for further information related to the merger of FMC Technologies and Technip.
Principles of consolidation—The consolidated financial statements include the accounts of TechnipFMC and its majority-owned subsidiaries and affiliates. Intercompany accounts and transactions are eliminated in consolidation.
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
Cash equivalents—Cash equivalents are highly-liquid, short-term instruments with original maturities of generally three months or less from their date of purchase.
Trade receivables, net of allowances—An allowance for doubtful accounts is provided on receivables equal to the estimated uncollectible amounts. This estimate is based on historical collection experience and a specific review of each customer’s receivables balance.
Inventories—Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products, including all manufacturing overhead, but excluding costs to distribute. The first-in, first-out (“FIFO”) or weighted average methods are used to determine the cost for most other inventories. Cost for a significant portion of the U.S. domiciled inventories is determined on the last-in, first-out (“LIFO”) method. Write-down on inventories are recorded when the net realizable value of inventories is lower than their net book value.
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
Income taxes—Current income taxes are provided on income reported for financial statement purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established whenever management believes that it is more likely than not that deferred tax assets may not be realizable.

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
Stock-based employee compensation—The measurement of stock-based compensation expense on restricted stock awards is based on the market price at the grant date and the number of shares awarded. We used the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted prior to December 31, 2016 and Black-Scholes options pricing model to measure the fair value of stock options granted since January 1, 2017. The stock-based compensation expense for each award is recognized ratably over the applicable service period, after taking into account estimated forfeitures, or the period beginning at the start of the service period and ending when an employee becomes eligible for retirement.
Ordinary shares held in employee benefit trust—Our ordinary shares are purchased by the plan administrator of the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan and placed in a trust that we own. Purchased shares are recorded at cost and classified as a reduction of stockholders’ equity on the condensed consolidated balance sheets.
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
Convertible bonds that could be converted into or be exchangeable for new or existing shares would additionally result in a dilution of earnings per share. The ordinary shares assumed to be converted as of the issuance date are included to compute diluted EPS under the if-converted method. Additionally, the net profit of the period is adjusted as if converted for the after-tax interest expense related to these dilutive shares.
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
NOTE 2. MERGER OF FMC TECHNOLOGIES AND TECHNIP
Description of the merger of FMC Technologies and Technip
On June 14, 2016, FMC Technologies and Technip entered into a definitive business combination agreement providing for the business combination among FMC Technologies, FMC Technologies SIS Limited, a private limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of FMC Technologies, and Technip. On August 4, 2016, the legal name of FMC Technologies SIS Limited was changed to TechnipFMC Limited, and on January 11, 2017, was subsequently re-registered as TechnipFMC plc, a public limited company incorporated under the laws of England and Wales.
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
The merger of FMC Technologies and Technip (the “Merger”) has created a larger and more diversified company that is better equipped to respond to economic and industry developments and better positioned to develop and build on its offerings in the subsea, surface, and onshore/offshore markets as compared to the former companies on a standalone basis. More importantly, the Merger will bring about the ability of the combined company to (i) standardize its product and service offerings to customers, (ii) reduce costs to customers, and (iii) provide integrated product offerings to the oil and gas industry with the aim to innovate the markets in which the combined company operates.
We incurred merger transaction and integration costs of $23.3 million and $78.0 million in the three and six months ended June 30, 2017, respectively, and $16.7 million in the three and six months ended June 30, 2016.
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
Consideration Transferred
The acquisition-date fair value of the consideration transferred consisted of the following:

(In millions, except per share data)
Total FMC Technologies, Inc. shares subject to exchange as of January 16, 2017	228.9
FMC Technologies, Inc. exchange ratio (1)	0.5
Shares of TechnipFMC issued	114.4
Value per share of Technip as of January 16, 2017 (2)	$71.4
Total purchase consideration	$8,170.7
_______________________

(1)
As the calculation is deemed to reflect a share capital increase of the accounting acquirer, the FMC Technologies exchange ratio (1 share of TechnipFMC for 1 share of FMC Technologies as provided in the business combination agreement) is adjusted by dividing the FMC Technologies exchange ratio by the Technip exchange ratio (2 shares of TechnipFMC for 1 share of Technip as provided in the business combination agreement), i.e.,  1 ⁄ 2 = 0.5 in order to reflect the number of shares of Technip that FMC Technologies stockholders would have received if Technip was to have issued its own shares.

(2)	Closing price of Technip’s ordinary shares on Euronext Paris on January 16, 2017 in Euro converted at the Euro to U.S. dollar exchange rate of $1.0594 on January 16, 2017.

Assets Acquired and Liabilities Assumed
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation is subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to us may become known during the remainder of the measurement period. The final purchase price allocation will be based on final appraisals and other analysis of fair values of acquired assets and liabilities.

(In millions)
Assets:
Cash	$1,479.2
Accounts receivable	1,247.4
Inventory	764.8
Income taxes receivable	139.2
Other current assets	282.2
Property, plant and equipment	1,286.3
Intangible assets	1,390.3
Deferred income taxes	67.0
Other long-term assets	167.3
Total identifiable assets acquired	6,823.7
Liabilities:
Short-term and current portion of long-term debt	319.5
Accounts payable, trade	386.0
Advance payments	467.0
Income taxes payable	92.1
Other current liabilities	523.8
Long-term debt, less current portion	1,444.2
Accrued pension and other post-retirement benefits, less current portion	195.5
Deferred income taxes	418.5
Other long-term liabilities	137.5
Total liabilities assumed	3,984.1
Net identifiable assets acquired	2,839.6
Goodwill	5,331.1
Net assets acquired	$8,170.7
Segment Allocation of Goodwill
Goodwill is preliminary due to the draft status of the purchase valuation. The allocation to the reporting segments based on the draft valuation is as follows:

(In millions)	Allocated Goodwill
Subsea	$2,596.9
Onshore/Offshore	1,689.4
Surface Technologies	1,044.8
Total	$5,331.1
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
FMC Technologies’ results of operations have been included in our financial statements for periods subsequent to the consummation of the Merger on January 16, 2017. FMC Technologies contributed revenues and a net loss of $1,603.8 million and $125.6 million, respectively, for the period from January 17, 2017 through June 30, 2017.
Pro Forma Impact of the Merger (unaudited)
The following unaudited supplemental pro forma results present consolidated information as if the Merger had been completed as of January 1, 2016. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the Merger. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the Merger had been consummated as of January 1, 2016, nor are they indicative of future results. For comparative purposes, the weighted average shares outstanding used for the diluted earnings per share calculation for the three and six months ended June 30, 2017 was also used to calculate the diluted earnings per share for the three and six months ended June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017 Pro Forma	2016 Pro Forma	2017 Pro Forma	2016 Pro Forma
Revenue	$3,845.0	$3,521.2	$7,345.9	$7,132.4
Net income attributable to TechnipFMC adjusted for dilutive effects	$164.9	$82.8	$61.4	$128.8
Diluted earnings per share	0.35	0.17	0.13	0.27
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
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other amendments, this update requires equity investments not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This updated guidance also simplifies the impairment assessment of equity investments without readily determinable fair values and eliminates the requirement to disclose significant assumptions and methods used to estimate the fair value of financial instruments measured at amortized cost. The updated guidance further requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this ASU are effective for us on January 1, 2018. All amendments are required to be adopted on a modified retrospective basis, with two exceptions. The amendments related to equity investments without readily determinable fair values and the requirement to use an exit price notion are required to be adopted prospectively. Early adoption is not permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This update defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sale of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The amendments in this ASU are effective for us January 1, 2018 and are required to be adopted with either a full retrospective approach or a modified retrospective approach. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This update requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. The updated guidance requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The updated guidance also allows only the service cost component to be eligible for capitalization when applicable. The amendments in this ASU are effective for us on January 1, 2018. Early adoption is permitted. The guidance requires adoption on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting.” This update provides clarity on when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The amendments in this ASU are effective for us January 1, 2018 and are required to be adopted prospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.

NOTE 4. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2017	2016	2017	2016
Net income attributable to TechnipFMC plc	$164.9	$104.0	$146.2	$224.7
After-tax interest expense related to dilutive shares	—	0.3	—	0.7
Net income attributable to TechnipFMC plc adjusted for dilutive effects	164.9	104.3	146.2	225.4
Weighted average number of shares outstanding	466.7	119.5	466.7	118.9
Dilutive effect of restricted stock units	0.2	—	0.1	—
Dilutive effect of stock options	0.1	—	0.2	—
Dilutive effect of performance shares	1.4	0.5	1.2	0.4
Dilutive effect of convertible bonds	—	5.2	—	5.2
Total shares and dilutive securities	468.4	125.2	468.2	124.5

Basic earnings per share attributable to TechnipFMC plc	$0.35	$0.87	$0.31	$1.89
Diluted earnings per share attributable to TechnipFMC plc	$0.35	$0.83	$0.31	$1.81
NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSE
Impairment, restructuring and other expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Subsea	$6.0	$20.0	$12.7	$20.3
Onshore/Offshore	(27.7)	29.2	(28.0)	64.6
Surface Technologies	2.8	—	4.2	—
Corporate and other	6.6	14.6	8.5	14.6
Total impairment, restructuring and other expense	$(12.3)	$63.8	$(2.6)	$99.5
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
Restructuring and other—As a result of the decline in crude oil prices and its effect on the demand for products and services in the oilfield services industry worldwide, we initiated a company-wide reduction in workforce and facility consolidation intended to reduce costs and better align our workforce with current and anticipated activity levels, which resulted in the continued recognition of severance costs relating to termination benefits and other restructuring charges. In the three months ended June 30, 2017, we recognized a gain in our Onshore/Offshore segment as the result of the favorable outcome of restructuring negotiations for which we previously accrued a reserve. In the three months ended June 30, 2016, as part of our restructuring plan, we divested and deconsolidated our wholly owned subsidiaries Technip Germany Holding GmBH and Technip Germany GmBH.

NOTE 6. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Raw materials	$272.7	$272.9
Work in process	160.5	36.1
Finished goods	536.2	64.6
	969.4	373.6
Valuation adjustments	(70.3)	(38.9)
Inventories, net	$899.1	$334.7
NOTE 7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Value added tax receivables	$345.9	$319.4
Other tax receivables	180.4	124.9
Prepaid expenses	159.1	106.4
Other	317.5	248.5
Other current assets	$1,002.9	$799.2
NOTE 8. EQUITY METHOD INVESTMENTS

Our income (loss) from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Subsea	$12.3	$(11.9)	$21.7	$(10.0)
Onshore/Offshore	0.4	(8.2)	0.4	15.4
Surface Technologies	—	—	—	—
Income (loss) from equity affiliates	$12.7	$(20.1)	$22.1	$5.4
NOTE 9. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Accruals on completed contracts	$305.4	$271.9
Deferred income on contracts	372.8	407.6
Contingencies related to contracts	415.2	370.1
Other taxes payable	283.3	143.5
Social security liability	113.9	66.3
Redeemable financial liability	59.8	33.7
Other	709.9	532.2
Total other current liabilities	$2,260.3	$1,825.3

NOTE 10. DEBT
Long-term debt consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	1,074.9	210.8
Synthetic bonds due 2021	459.3	428.0
Convertible bonds due 2017	—	524.5
2.00% Senior Notes due 2017	300.0	—
3.45% Senior Notes due 2022	500.0	—
5.00% Notes due 2020	222.5	209.7
3.40% Notes due 2022	167.5	158.0
3.15% Notes due 2023	144.3	136.1
3.15% Notes due 2023	139.4	131.4
4.00% Notes due 2027	83.7	79.0
4.00% Notes due 2032	107.3	101.2
3.75% Notes due 2033	108.0	101.8
Bank borrowings	432.3	452.1
Other	33.3	20.3
Total long-term debt	3,772.5	2,552.9
Less: current portion	(471.2)	(683.6)
Long-term debt, less current portion	$3,301.3	$1,869.3
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
Commercial paper—Under our commercial paper program, we have the ability to access $1.0 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. Commercial paper borrowings are issued at market interest rates. As of June 30, 2017, our commercial paper borrowings had a weighted average interest rate of 1.52% on the U.S. dollar denominated borrowings and (0.28)% on the Euro denominated borrowings.
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
The Synthetic Bonds each have a nominal value of €100.0 thousand with a conversion ratio of 3,464.6193 and a conversion price of €28.8632. Any bondholder may, at its sole option, request the conversion in cash of all or part of the bonds it owns, beginning November 15, 2020 to the 38th business day before the maturity date.
Convertible bonds—On December 15, 2011, we issued 5,178,455 bonds convertible (the “2011-2017 Convertible Bonds”) into and/or exchangeable for new or existing shares (“OCEANE”) for approximately €497.6 million with a maturity date of January 1, 2017. Net proceeds from the issuance were used to partially restore our cash balance position following the acquisition of Global Industries, Ltd. in December 2011 for a cash consideration of $936.4 million.
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

NOTE 11. OTHER LIABILITIES
During the three months ended December 31, 2016, we obtained voting control interests in legal onshore/offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. Prior to the amendments of the contractual terms that provided us with voting interest control, we accounted for these entities under the equity method of accounting based on our previously held interests in each of these entities. Since nearly all substantive processes to perform and execute the obligations of the underlying contract are conducted by TechnipFMC and the noncontrolling interest holders, we accounted for these entities as an asset acquisition upon our obtaining control and recognized a net gain of $7.7 million during 2016. As of December 31, 2016, total assets, liabilities and equity related to these entities were consolidated onto our balance sheet and our results of operations for the three and six months ended June 30, 2017 reflect the consolidated results of operations related to these entities.
In addition to the recognition of an intangible asset related to the acquired asset in the underlying entities, a mandatorily redeemable financial liability of $174.8 million was recognized as of December 31, 2016 to account for the fair value of the non-controlling interests, for which $33.7 million was recorded as other current liabilities. Refer to Note 9 for further information regarding our other current liabilities. Changes in the fair value of the financial liability are recorded as interest expense on the condensed consolidated statements of income. Refer to Note 18 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Contingent liabilities associated with guarantees—In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds and other guarantees with financial institutions for the benefit of our customers, vendors and other parties. The majority of these financial instruments expire within five years. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Guarantees consisted of the following:

(In millions)	June 30, 2017
Financial guarantees (1)	$816.8
Performance guarantees (2)	3,882.6
Maximum potential undiscounted payments	$4,699.4
_______________________

(1)
Financial guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on changes in an underlying agreement that is related to an asset, a liability, or an equity security of the guaranteed party. These tend to be drawn down only if there is a failure to fulfill our financial obligations.

(2)
Performance guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on another entity's failure to perform under a nonfinancial obligating agreement. Events that trigger payment are performance related, such as failure to ship a product or provide a service.

Contingent liabilities associated with legal matters—On March 29, 2016, Dong Energy (“Dong”) terminated, on the grounds of an alleged material breach, a contract signed on February 27, 2012 with a consortium of Technip France and Daewoo Shipping & Marine Engineering Co., Ltd. This contract covered engineering, procurement, fabrication, hook-up and commissioning assistance for a fixed wellhead and process platform and associated facilities for the Hejre field offshore Denmark. Dong announced that it will not complete and does not intend to take possession of the platform. On May 4, 2017, the parties announced they had entered into a settlement agreement regarding the dispute, including the arbitral claims, related to the Hejre contract, and TechnipFMC will have no further responsibilities or liabilities with regard to the platform.
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

NOTE 13. STOCKHOLDERS’ EQUITY
There were no cash dividends declared during the six months ended June 30, 2017 and 2016.
Dividends paid during the six months ended June 30, 2016 for dividends declared for the year ended December 31, 2015 were €236.6 million. The dividends were paid partially in cash and shares. Dividends paid in cash and shares was €100.8 million and €135.8 million, respectively.
As an English public limited company, we are required under U.K. law to have available “distributable reserves” to conduct share repurchases or pay dividends to shareholders. Distributable reserves are a statutory requirement and are not linked to a U.S. GAAP reported amount (e.g. retained earnings). As of June 30, 2017 we had distributable reserves in excess of $10.1 billion.
The following is a summary of our capital stock activity for the six months ended June 30, 2017 and 2016:

(Number of shares in millions)	Ordinary Shares Issued	Ordinary Shares Held in Employee Benefit Trust	Treasury Stock
Balance as of December 31, 2015	119.0	—	0.8
Stock awards	0.1	—	(0.3)
Dividends paid	3.2	—	—
Balance as of June 30, 2016	122.3	—	0.5

Balance as of December 31, 2016	119.2	—	0.3
Net capital increases due to the merger of FMC Technologies and Technip	347.4	—	—
Stock awards	0.6	—	—
Treasury stock cancellation due to the merger of FMC Technologies and Technip	—	—	(0.3)
Net stock purchased for (sold from) employee benefit trust	—	0.1	—
Balance as of June 30, 2017	467.2	0.1	—
Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Available-For-Sale Securities	Hedging Instruments	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2016	$(849.8)	$—	$(126.9)	$(80.7)	$(1,057.4)
Other comprehensive income (loss) before reclassifications, net of tax	(34.9)	—	42.3	(1.2)	6.2
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	—	54.7	1.1	55.8
Other comprehensive income (loss), net of tax	(34.9)	—	97.0	(0.1)	62.0
June 30, 2017	$(884.7)	$—	$(29.9)	$(80.8)	$(995.4)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on available-for-sale securities	$—	$—	$—	$—	Other expense, net

Gains (losses) on hedging instruments
Foreign exchange contracts:	$(10.7)	$—	$(25.4)	$—	Revenue
	1.6	—	1.5	—	Cost of sales
	0.2	—	0.2	—	Selling, general and administrative expense
	—	—	(0.1)	—	Research and development expense
	(21.8)	(26.3)	(50.2)	(89.8)	Other (expense), net
	(30.7)	(26.3)	(74.0)	(89.8)	Income before income taxes
	(10.4)	(6.5)	(19.3)	(27.2)	Provision (benefit) for income taxes
	$(20.3)	$(19.8)	$(54.7)	$(62.6)	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(0.7)	$(0.4)	$(1.2)	$(0.5)	(a)
Amortization of prior service credit (cost)	(0.1)	(0.3)	(0.3)	(0.4)	(a)
	(0.8)	(0.7)	(1.5)	(0.9)	Income before income taxes
	(0.2)	(0.2)	(0.4)	(0.3)	Provision (benefit) for income taxes
	$(0.6)	$(0.5)	$(1.1)	$(0.6)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 15 for additional details).

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
Our income tax provision (benefit) for the three months ended June 30, 2017 and 2016, reflected effective tax rates of 35.1% and 4.9%, respectively. Our income tax provision (benefit) for the six months ended June 30, 2017 and 2016, reflected effective tax rates of 48.9% and 18.6%, respectively. The year-over-year increases in the effective tax rate were primarily due to a change in the forecasted country mix of earnings and valuation allowances due to additional losses generated for which no tax benefit is expected to be realized. In addition, individual tax items, combined with lower profitability in the current period, had a greater impact on the effective rate in the three and six months ended June 30, 2017 as compared to the same periods in 2016.
The effective income tax rate was different from the statutory income tax rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Statutory income tax rate	19.3%	34.4%	19.3%	34.4%
Net difference resulting from:
Foreign earnings subject to different tax rates	7.4%	(41.2)%	8.3%	(23.4)%
Branch profits tax	(4.7)%	—%	(3.0)%	—%
Deemed dividends	1.2%	—%	2.3%	—%
State, local and provincial tax	4.7%	9.2%	7.1%	5.2%
Return to provision	(1.5)%	2.4%	—%	(2.0)%
Valuation allowance	9.2%	6.1%	14.7%	9.6%
Other	(0.5)%	(6.0)%	0.2%	(5.2)%
Effective tax rate	35.1%	4.9%	48.9%	18.6%
NOTE 15. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$2.7	$5.3	$—	$3.1	$4.9	$9.9	$—	$5.9
Interest cost	6.9	5.2	—	2.9	12.7	9.5	—	5.5
Expected return on plan assets	(12.6)	(9.3)	—	(2.2)	(23.2)	(17.0)	—	(4.2)
Amortization of prior service cost (credit)	—	0.1	—	0.3	—	0.3	—	0.4
Amortization of actuarial loss (gain), net	—	0.7	—	0.4	—	1.2	—	0.5
Curtailment cost	—	—	—	0.1	—	—	—	0.1
Net periodic benefit cost	$(3.0)	$2.0	$—	$4.6	$(5.6)	$3.9	$—	$8.2

	Other Post-retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Interest cost	$0.1	$—	$0.1	$—
Net periodic benefit cost	$0.1	$—	$0.1	$—

During the six months ended June 30, 2017, we contributed $0.9 million to our U.S. pension benefit plans and $18.3 million to our international pension benefit plans.
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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $13.3 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $24.7 million and $9.4 million for the six months ended June 30, 2017 and 2016, respectively.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At June 30, 2017, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	182.4	138.2
Brazilian real	829.5	250.5
British pound	243.6	309.9
Canadian dollar	(181.3)	(139.5)
Euro	997.1	1,115.7
Malaysian ringgit	118.4	27.6
Nigerian naira	(5,566.3)	(16.7)
Norwegian krone	(420.6)	(50.4)
Russian ruble	1,152.7	19.5
Singapore dollar	93.1	67.7
U.S. dollar	(1,736.7)	(1,736.7)

Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2017, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(47.3)	(14.3)
Euro	(25.5)	(29.1)
Norwegian krone	(172.2)	(20.5)
U.S. dollar	60.0	60.0
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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets.

	June 30, 2017		December 31, 2016
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$74.0	$113.0	$47.2	$183.0
Long-term – Derivative financial instruments	18.8	10.2	10.7	47.6
Total derivatives designated as hedging instruments	92.8	123.2	57.9	230.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	6.8	18.9	—	—
Long-term – Derivative financial instruments	0.4	4.5	—	—
Total derivatives not designated as hedging instruments	7.2	23.4	—	—
Long-term – Derivative financial instruments – Synthetic Bonds – Call Option Premium	60.9	—	180.1	—
Long-term – Derivative financial instruments – Synthetic Bonds – Embedded Derivatives	—	60.9	—	180.1
Total derivatives	$160.9	$207.5	$238.0	$410.7
We recognized a gain of $18.9 million and a loss of $10.5 million for the three months ended June 30, 2017 and 2016, respectively, and a gain of $16.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow derivative hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in an accumulated other comprehensive loss of $29.9 million and $126.9 million at June 30, 2017, and December 31, 2016, respectively. We expect to transfer an approximate $26.2 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the first half of 2020.

The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments designated as fair value hedges.

Location of Fair Value Hedge Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Other income (expense), net	$28.8	$27.6	$49.7	$11.5
The following tables present the location of gains (losses) on the consolidated statements of other comprehensive income and/or the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Foreign exchange contracts	$25.9	$81.8	$60.3	$36.3

Location of Cash Flow Hedge Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Foreign exchange contracts:
Revenue	$(10.7)	$—	$(25.4)	$—
Cost of sales	1.6	—	1.5	—
Selling, general and administrative expense	0.2	—	0.2	—
Research and development expense	—	—	(0.1)	—
Other (expense), net	(21.8)	(26.3)	(50.2)	(89.8)
Total	$(30.7)	$(26.3)	$(74.0)	$(89.8)

Location of Cash Flow Hedge Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Foreign exchange contracts:
Revenue	$2.4	$—	$4.2	$—
Cost of sales	(3.4)	—	(4.5)	—
Other expense, net	16.8	(14.4)	13.8	(4.6)
Total	$15.8	$(14.4)	$13.5	$(4.6)
The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Foreign exchange contracts:
Revenue	$(0.3)	$—	$—	$—
Cost of sales	—	—	(0.5)	—
Other income, net	(0.6)	(4.1)	32.1	(2.5)
Total	$(0.9)	$(4.1)	$31.6	$(2.5)

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2017 and December 31, 2016, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2017			December 31, 2016
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$160.9	$(6.8)	$154.1	$238.0	$(57.9)	$180.1

	June 30, 2017			December 31, 2016
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$207.5	$(6.8)	$200.7	$410.7	$(57.9)	$352.8

NOTE 18. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2017				December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Nonqualified Plan:
Traded securities (1)	$26.7	$26.7	$—	$—	$—	$—	$—	$—
Money market fund	2.0	—	2.0	—	—	—	—	—
Stable value fund (2)	0.8				—
Available-for-sale securities	25.7	25.7	—	—	27.9	27.9	—	—
Derivative financial instruments:
Synthetic bonds - call option premium	60.9	—	60.9	—	180.1	—	180.1	—
Foreign exchange contracts	100.0	—	100.0	—	57.9	—	57.9	—
Total assets	$216.1	$52.4	$162.9	$—	$265.9	$27.9	$238.0	$—
Liabilities
Redeemable financial liability	$227.8	$—	$—	$227.8	$174.8	$—	$—	$174.8
Derivative financial instruments:
Synthetic bonds - embedded derivatives	60.9	—	60.9	—	180.1	—	180.1	—
Foreign exchange contracts	146.6	—	146.6	—	230.6	—	230.6	—
Total liabilities	$435.3	$—	$207.5	$227.8	$585.5	$—	$410.7	$174.8
 _______________________

(1)	Includes equity securities, fixed income and other investments measured at fair value.

(2)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

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
Mandatorily redeemable financial liability—We determined the fair value of the mandatorily redeemable financial liability using a discounted cash flow model. Refer to Note 11 for further information related to this liability. The key assumption used in applying the income approach is the expected dividends to be distributed in the future to the noncontrolling interest holders. Expected dividends to be distributed is based on the noncontrolling interests’ share of the expected profitability of the underlying contract, the selected discount rate, and the overall timing of completion of the project. A decrease of one percentage point in the discount rate would have increased the liability by $5.3 million as of June 30, 2017. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.
Changes in the fair value of our Level 3 mandatorily redeemable financial liability is presented below. Since the liability was created during the three months ended December 31, 2016, no changes in fair value are presented for the prior period.

(In millions)	Six Months Ended June 30, 2017
Balance at beginning of period	$174.8
Less: Gains (losses) recognized in profit and loss statement	(129.6)
Less: Settlements	76.6
Balance at end of period	$227.8
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
Refer to Note 17 for additional disclosure related to derivative financial instruments.

Other fair value disclosures:
Fair value of debt—The fair value of our Synthetic Bonds, Senior Notes and private placement notes are as follows:

	June 30, 2017		December 31, 2016
(In millions)	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Synthetic bonds due 2021	$459.3	$586.7	$428.0	$663.2
2.00% Senior Notes due 2017	300.0	299.7	—	—
3.45% Senior Notes due 2022	500.0	497.7	—	—
5.00% Notes due 2020	222.5	249.6	209.7	237.7
3.40% Notes due 2022	167.5	182.6	158.0	177.6
3.15% Notes due 2023	144.3	155.0	136.1	152.0
3.15% Notes due 2023	139.4	149.7	131.4	142.5
4.00% Notes due 2027	83.7	92.9	79.0	89.5
4.00% Notes due 2032	107.3	126.7	101.2	122.9
3.75% Notes due 2033	108.0	110.1	101.8	103.4
 _______________________

(1)	Carrying amounts are shown net of unamortized debt discounts and premiums and unamortized debt issuance costs.

(2)
Fair values are based on Level 1 quoted market rates, except for the 4.00% Notes due 2027 and 3.15% Notes Due 2023, which are based on Level 2, quoted market rates on similar liabilities with an appropriate credit spread applied.

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
Upon completion of the Merger, we reorganized our reporting structure and aligned our segments and the underlying businesses to execute the strategy of TechnipFMC. As a result, we report the results of operations in the following segments: Subsea, Onshore/Offshore and Surface Technologies.
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

Total revenue by segment includes intersegment sales, which are made at prices approximating those that the selling entity is able to obtain on external sales. Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in computing segment operating profit. Refer to Note 8 for additional information. The following items have been excluded in computing segment operating profit: corporate staff expense, net interest income (expense) associated with corporate debt facilities, income taxes, and other revenue and other expense, net.
Segment revenue and segment operating profit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Segment revenue
Subsea	$1,730.3	$1,547.2	$3,107.0	$3,064.4
Onshore/Offshore	1,812.9	823.3	3,576.9	1,711.8
Surface Technologies	300.0	—	548.4	—
Other revenue and intercompany eliminations	1.8		0.7	—
Total revenue	$3,845.0	$2,370.5	$7,233.0	$4,776.2
Income before income taxes:
Segment operating profit (loss):
Subsea	$236.1	$191.5	$290.3	$387.9
Onshore/Offshore	204.5	30.5	347.3	68.9
Surface Technologies	(1.0)	—	(19.6)	—
Total segment operating profit	439.6	222.0	618.0	456.8
Corporate items:
Corporate expense (1)	(122.3)	(105.1)	(182.0)	(160.1)
Net interest expense	(72.1)	(7.7)	(154.2)	(21.0)
Total corporate items	(194.4)	(112.8)	(336.2)	(181.1)
Income before income taxes (2)	$245.2	$109.2	$281.8	$275.7
 _______________________

(1)
Corporate expense primarily includes corporate staff expenses, stock-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger-related transaction expenses.

(2)	Includes amounts attributable to noncontrolling interests.

Segment assets were as follows:

(In millions)	June 30, 2017	December 31, 2016
Segment assets:
Subsea	$13,364.4	$7,823.1
Onshore/Offshore	5,264.9	3,229.3
Surface Technologies	2,363.7	—
Intercompany eliminations	(12.1)	—
Total segment assets	20,980.9	11,052.4
Corporate (1)	8,543.6	7,637.3
Total assets	$29,524.5	$18,689.7
  _______________________

(1)
Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook —Although the price of crude oil recovered in 2016 when compared to the prior year, the oil and gas industry continues to experience the overall impacts of the low crude oil price environment and some lingering uncertainties in the crude oil price outlook. Despite OPEC’s implementation of a cap on OPEC crude oil production in 2017, uncertainty in the crude oil price outlook remains as to the effectiveness and duration of both concurrent OPEC and non-OPEC production cuts. After experiencing slight improvements in crude prices and inventory levels early in 2017, there continues to be some continued uncertainty in the crude oil price outlook which could have an ongoing negative effect on our businesses in 2017. The timing of any sustainable recovery of crude oil prices and business activity is dependent on a number of variables, but many analysts continue to believe the market corrections necessary to address the oversupply of crude oil are in place and will ultimately result in sustainable industry improvement. As long-term demand rises and production naturally declines, we believe commodity prices should continue to recover, improving the cash flows and confidence of our customers to increase their investments in new sources of oil production.
Subsea—The low crude oil price environment over the last two years led many of our customers to reduce their capital spending plans or defer new deepwater projects. We began to reduce our workforce and adjust manufacturing capacity to align our operations with the anticipated decreases in activity in 2016 due to delayed Subsea project inbound and to mitigate the impact to operating margins. We have benefited from these restructuring actions by attaining more cost-effective manufacturing as we exited 2016 and during the first half of 2017. Looking ahead, we expect Subsea revenue to decrease a third consecutive year in 2017. However, even with lower Subsea revenue expectations, we believe the operational improvements and cost reductions made in the prior year will protect operating margins and provide us with the capability to respond to the eventual market recovery. We also recognize the need to invest in our people to ensure that we preserve the core competencies and capabilities that delivered the strong results in the second quarter of 2017 and will be needed to respond to the market recovery. We believe the operational improvements made will help mitigate the anticipated decline in operating margins. We remain confident that we can deliver double digit operating margins for the full-year 2017. Our customers are taking aggressive actions to improve their project economics and we continue to monitor customer activity in the context of weaker oil prices. We recognize that the risk of project sanctioning delays has increased in the current environment, however, project economics have improved considerably since the market peak and that many offshore discoveries could be developed economically at today’s crude oil prices. We continue to work closely with our customers and believe that with our unique business model we can further reduce their project break-even levels by offering cost-effective approaches to our their project developments, including customer acceptance of integrated business models to help achieve the cost-reduction goals and accelerate achievement of first oil. In the long term, we continue to believe deep-water development will remain a significant part of our customers’ portfolio.
Onshore/Offshore—The Offshore market faces many of the same constraints as the Subsea business due to industry challenges to improve project economics. In response, we are continuing our cost reduction efforts in this business to align capacity and capabilities with market demands. Meanwhile, Onshore market activity continues to provide a tangible set of opportunities, including natural gas, refining and petrochemical projects. Activity in both LNG and petrochemicals is fueled by the potential for sustained modest natural gas prices, representing an important opportunity set for our business. We remain confident that the industry will make further LNG investments in the near to intermediate term. As Onshore market activity levels remain stable, it provides our business the opportunity to remain actively engaged in and pursuing front-end engineering studies which provide the platform for early engagement with clients which can significantly de-risk project execution. Market opportunities for downstream front-end engineering studies and full engineering, procurement and construction projects are most prevalent in the Middle East, Africa and Asia markets in both LNG and refining.
Surface Technologies—Our Surface Technologies segment continues to operate in a challenging environment as a result of lower global activity and competitive pricing. While North America rig count and operating activity have been steadily improving, the recovery has been constrained to certain oil and gas producing basins that have the ability to earn an acceptable return. The market recovery began in late 2016 in North America and has continued through the first half of 2017. To our benefit, we have experienced stronger demand for pressure control equipment driven by this increased activity. Our restructuring actions taken in 2016 have reduced costs, and accordingly we are capturing the economic benefits of the higher activity levels. Our international surface business experienced competitive pricing pressure throughout 2016 in all of the markets we serve. Pricing has stabilized in most international markets, with limited improvement in a few select markets. We expect this competitive pricing environment to continue and to have some negative impact on operating margins throughout 2017.

Pro Forma Results of Operations
Unaudited supplemental pro forma results of operations for the three months and six months ended June 30, 2016 present consolidated information as if (i) the Merger and (ii) the consolidation of legal onshore/offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant (“Yamal”) had been completed as of January 1, 2016. The pro forma results do not include any potential synergies, cost savings or other expected benefits of these transactions. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the transactions had been consummated as of January 1, 2016, nor are they indicative of future results. In order to provide comparability to the prior year pro forma results, the impact of purchase price accounting adjustments have been reflected on an equal basis.
Refer to Note 2 for further information related to the Merger and refer to Note 11 for further information related to Yamal.
Due to the size of the aforementioned transactions relative to the size of historical results of operations and for purposes of comparability, management’s discussion of the consolidated and segment results of operations are provided on the basis of comparing actual results of operations for the three and six months ended June 30, 2017 to pro forma results of operations for the three and six months ended June 30, 2016.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30,			Change (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma**	2016	$	%
Revenue	$3,845.0	$4,959.3	$2,370.5	(1,114.3)	(22.5)
Costs and expenses:
Cost of sales	3,162.0	4,259.7	1,927.0	(1,097.7)	(25.8)
Selling, general and administrative expense	268.0	341.3	143.4	(73.3)	(21.5)
Research and development expense	49.1	58.1	25.5	(9.0)	(15.5)
Impairment, restructuring and other expense	(12.3)	75.0	63.8	(87.3)	(116.4)
Merger transaction and integration costs	23.3	16.7	16.7	6.6	39.5
Total costs and expenses	3,490.1	4,750.8	2,176.4	(1,260.7)	(26.5)
Other income (expense), net	(50.3)	(93.2)	(57.1)	42.9	46.0
Net interest expense	(72.1)	13.0	(7.7)	(85.1)	*
Income (loss) from equity affiliates	12.7	(12.6)	(20.1)	25.3	200.8
Income before income taxes	245.2	115.7	109.2	129.5	111.9
Provision for income taxes	86.2	60.8	5.4	25.4	41.8
Net income	159.0	54.9	103.8	104.1	189.6
Net (income) loss attributable to noncontrolling interests	5.9	0.3	0.2	5.6	*
Net income attributable to TechnipFMC plc	$164.9	$55.2	$104.0	109.7	198.8
_______________________

*	Not meaningful
**	Refer to “Pro Forma Results of Operations” above for further information related to the presentation of and transactions included in pro forma results for the three months ended June 30, 2016.
Revenue
Revenue decreased $1,114.3 million in the second quarter of 2017 compared to the prior-year quarter on a pro forma basis, primarily resulting from a sharp decline in Subsea activities in the Europe and Africa region due to lower order activity during 2015 and 2016, leading to a lower backlog of business coming into the current year. Partially offsetting were the benefits of increased project execution activities in the Asia Pacific region, which is reflective of a larger portfolio of projects in backlog. Revenue also decreased across all Onshore/Offshore businesses year-over-year on a pro forma basis, primarily driven by lower levels of project backlog coming into the year impacting our Middle East, North America and South America businesses.
Gross profit
Gross profit (revenue less cost of sales) increased as a percentage of sales to 17.8% in the second quarter of 2017, from 14.1% in the prior-year quarter on a pro forma basis. The improvement in gross profit as a percentage of sales was primarily due to the reduction of cost of sales year-over-year on a pro forma basis as a result of the realization of cost reduction opportunities on certain projects.
Selling, general and administrative expense
Selling, general and administrative expense decreased $73.3 million year-over-year on a pro forma basis, resulting from lower headcount across all reporting segments and decreased sales commissions.
Impairment, restructuring and other expense
Impairment, restructuring and other expense decreased by $87.3 million year-over-year on a pro forma basis. In recent years, we have implemented restructuring plans across our businesses to reduce costs and better align our workforce with anticipated activity levels. Thus, we previously incurred significant restructuring expenses in 2016.

Merger transaction and integration costs
Merger transaction and integration costs of $23.3 million were incurred in the second quarter of 2017 due to the Merger. A significant portion of the expenses recorded in the period are related to facility lease termination charges, with a substantially lower portion related to integration activities pertaining to combining the two legacy companies. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other income (expense), net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the second quarter of 2017, we recognized $62.0 million of net foreign exchange losses.
Provision (benefit) for income taxes
Our income tax provision (benefit) for the second quarter of 2017 and the second quarter of 2016 on a historical basis reflected effective tax rates of 35.1% and 4.9%, respectively. The year-over-year increase in the effective tax rate was primarily due to a change in the forecasted country mix of earnings and valuation allowances due to additional losses generated during the year for which no tax benefit is expected to be realized. In addition, individual tax items, combined with lower profitability in the current period, had a greater impact on the effective rate in the three months ended June 30, 2017 as compared to the same period in 2016.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Six Months Ended June 30,			Change (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma**	2016	$	%
Revenue	$7,233.0	$9,650.9	$4,776.2	$(2,417.9)	(25.1)
Costs and expenses:
Cost of sales	6,142.3	8,353.7	3,932.7	(2,211.4)	(26.5)
Selling, general and administrative expense	522.1	652.1	291.0	(130.0)	(19.9)
Research and development expense	92.5	112.0	45.8	(19.5)	(17.4)
Impairment, restructuring and other expense	(2.6)	151.0	99.5	(153.6)	(101.7)
Merger transaction and integration costs	78.0	16.7	16.7	61.3	367.1
Total costs and expenses	6,832.3	9,285.5	4,385.7	(2,453.2)	(26.4)
Other income (expense), net	13.2	(109.9)	(99.2)	123.1	112.0
Net interest expense	(154.2)	(0.6)	(21.0)	(153.6)	*
Income (loss) from equity affiliates	22.1	(17.6)	5.4	39.7	225.6
Income from continuing operations before income taxes	281.8	237.3	275.7	44.5	18.8
Provision for income taxes	138.0	85.9	51.3	52.1	60.7
Net income	143.8	151.4	224.4	(7.6)	(5.0)
Net (income) loss attributable to noncontrolling interests	2.4	0.4	0.3	2.0	*
Net income attributable to TechnipFMC plc	$146.2	$151.8	$224.7	$(5.6)	(3.7)
_______________________

*	Not meaningful
**	Refer to “Pro Forma Results of Operations” above for further information related to the presentation of and transactions included in pro forma results for the six months ended June 30, 2016.
Revenue
Revenue decreased $2,417.9 million in the first six months of 2017 compared to the prior-year period on a pro forma basis, primarily resulting from a sharp decline in Subsea activities in the Europe and Africa region due to lower order activity during 2015 and 2016, leading to a lower backlog of business coming into the current year. Partially offsetting were increased project execution activities in the Asia Pacific region, which continues to benefit from a larger portfolio of projects in backlog. Revenue also decreased across all Onshore/Offshore businesses year-over-year on a pro forma basis, primarily driven by lower levels of project backlog coming into the year impacting our Middle East, North America and South America businesses.
Gross profit
Gross profit (revenue less cost of sales) increased as a percentage of sales to 15.1% in the first six months of 2017, from 13.4% in the prior-year on a pro forma basis. The improvement in gross profit as a percentage of sales was primarily due to the reduction of cost of sales year-over-year on a pro forma basis as a result of the realization of cost reduction opportunities on certain projects.
Selling, general and administrative expense
Selling, general and administrative expense decreased $130.0 million year-over-year on a pro forma basis, resulting from lower headcount across all reporting segments and decreased sales commissions.
Impairment, restructuring and other expense
Impairment, restructuring and other expense decreased by $153.6 million year-over-year on a pro forma basis. In recent years, we have implemented restructuring plans across our businesses to reduce costs and better align our workforce with anticipated activity levels. Thus, we previously incurred significant restructuring expenses in 2016.

Merger transaction and integration costs
We incurred Merger transaction and integration costs of $78.0 million during the first six months of 2017 due to the Merger. A significant portion of the expenses recorded in the period are related to transaction and leased facility termination fees, with a substantially lower portion related to integration activities pertaining to combining the two legacy companies. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other income (expense), net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first six months of 2017, we recognized $19.0 million of net foreign exchange losses.
Provision for income taxes
Our income tax provisions for the first six months of 2017 and 2016 on a historical basis reflected effective tax rates of 48.9% and 18.6%, respectively. The year-over-year increase in the effective tax rate was primarily due to a change in the forecasted country mix of earnings and valuation allowances due to additional losses generated during the year for which no tax benefit is expected to be realized. In addition, individual tax items, combined with lower profitability in the current period, had a greater impact on the effective rate in the six months ended June 30, 2017 as compared to the same period in 2016.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017 AND 2016
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 19 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea

	Three Months Ended June 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$1,730.3	$2,401.8	$1,547.2	(671.5)	(28.0)
Operating profit	$236.1	$261.7	$191.5	(25.6)	(9.8)

Operating profit as a percentage of revenue	13.6%	10.9%	12.4%		2.7 pts.
Subsea revenue decreased $671.5 million year-over-year on a pro forma basis, primarily due to lower project activity in the Europe and Africa region and lower activity in our Africa and North America Subsea services business, partially offset by increased project activity in the Asia Pacific region. The lower activity was substantially due to the reduced backlog levels at the beginning of the period as a result of slower project awards in 2015 and 2016. Additionally, the decrease in revenue was attributable to the completion of several projects during the second quarter of 2017.
Subsea operating profit as a percent of revenue increased year-over-year on a pro forma basis and was driven primarily by a $18.6 million decrease in impairment, restructuring and other severance charges and the benefit of better project execution.
Operating profit in the second quarter of 2017 included $6.0 million of impairment, restructuring and other severance charges compared to $24.6 million in the second quarter of 2016 on a pro forma basis.
Onshore/Offshore

	Three Months Ended June 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$1,812.9	$2,261.4	$823.3	(448.5)	(19.8)
Operating profit	$204.5	$62.5	$30.5	142.0	227.2

Operating profit as a percentage of revenue	11.3%	2.8%	3.7%		8.5 pts.
Onshore/Offshore revenue decreased $448.5 million year-over-year on a pro forma basis. In December 2016, we increased our stake in the Yamal joint venture and became the controlling shareholder, resulting in full consolidation of the joint venture into the consolidated financial statements. Revenues were lower due to reduced project activity across all geographical regions. Additionally, the decrease in revenue was attributable to lower activity in the Middle East, North America and South America due to the delivery of several projects in 2016.
Onshore/Offshore operating profit as a percentage of revenue increased year-over-year on a pro forma basis due to a favorable mix of project margins and the successful resolution of contract disputes totaling approximately $36.0 million favorable impact to operating profit.
Operating profit in the second quarter of 2017 compared to the second quarter of 2016 on a pro forma basis was favorably impacted by the non-recurrence of a 2016 quarterly charge of $29.2 million related to impairment, restructuring and other severance charges.

Surface Technologies

	Three Months Ended June 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$300.0	$303.8	$—	(3.8)	(1.3)
Operating profit (loss)	$(1.0)	$(24.2)	$—	23.2	*

Operating profit (loss) as a percentage of revenue	(0.3)%	(8.0)%			7.7 pts.
 _______________________

*	Not meaningful
Surface Technologies revenue decreased $3.8 million year-over-year on a pro forma basis. Revenue decreased in our surface international, measurement solutions and loading systems businesses year-over-year on a pro forma basis, partially offset by an increase in revenue in our surface Americas businesses. The decrease was driven primarily by the flow-through of more competitive pricing in international markets and lower activity in our measurement solutions businesses, partially offset by higher activity in North America due to improved rig count and completion intensity.
Surface Technologies operating loss as a percent of revenue decreased year-over-year on a pro forma basis and was driven primarily by increased volume in flowline and well service pump products in our surface Americas business and a $2.7 million decrease in impairment, restructuring and other severance charges, partially offset by nonrecurring charges from inventory obsolescence.
Operating loss in the second quarter of 2017 included $2.8 million of impairment, restructuring and other severance charges compared to $5.5 million in 2016 on a pro forma basis.
Corporate Items

	Three Months Ended June 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Corporate expense	$(122.3)	$(197.3)	$(105.1)	75.0	*
 _______________________

*	Not meaningful

Corporate expense decreased year-over-year on a proforma basis. Corporate expense in the second quarter of 2017 primarily reflected $6.6 million of impairment, restructuring and other severance charges, $21.6 million of business combination transaction and integration costs related to the Merger, with the remainder attributable to foreign exchanges losses.

SEGMENT RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 19 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea

	Six Months Ended June 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017 (1)	2016 Pro Forma	2016	$	%
Revenue	$3,107.0	$4,779.8	$3,064.4	(1,672.8)	(35.0)
Operating profit	$290.3	$478.6	$387.9	(188.3)	(39.3)

Operating profit as a percent of revenue	9.3%	10.0%	12.7%		(0.7) pts.
_______________________

(1)
Due to the Merger, there were 5.5 months included in the first six months of 2017 for legacy FMC Technologies, compared with six months in 2016. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Subsea revenue decreased $1,672.8 million year-over-year on a pro forma basis primarily due to lower project activity in the Europe and Africa region and lower activity in our Subsea services business, partially offset by increased project activity in the Asia Pacific region. The lower activity was substantially due to the reduced backlog levels at the beginning of the period as a result of slower project awards in 2015 and 2016. Additionally, the decrease in revenue was attributable to the completion of several projects during the first six months of 2017 and lower vessel utilization year-over-year on a pro forma basis primarily due to high vessel campaigns in Africa and Asia in the prior year.
Subsea operating profit as a percent of revenue decreased year-over-year on a pro forma basis due to lower revenue in our Subsea projects business across most Subsea regions. Excluding impairment, restructuring and other severance charges, on a comparable basis, operating profit as a percentage of revenue improved slightly year-over-year on a pro forma basis due to a better project mix and execution.
Subsea operating profit for the first six months of 2017 included $12.7 million in restructuring, impairment and other severance charges compared to $25.0 million in the prior year on a pro forma basis.

Onshore/Offshore

	Six Months Ended June 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$3,576.9	$4,230.3	$1,711.8	(653.4)	(15.4)
Operating profit (loss)	$347.3	$120.9	$68.9	226.4	187.3

Operating profit (loss) as a percent of revenue	9.7%	2.9%	4.0%		6.8 pts.
Onshore/Offshore revenue decreased $653.4 million year-over-year. In December 2016, we increased our stake in the Yamal joint venture and became the controlling shareholder, resulting in full consolidation of the joint venture into the consolidated financial statements. Revenues were lower due to reduced project activity across all geographical regions. Additionally, the decrease in revenue was attributable to lower activity in the Middle East, North America and South America due to the delivery of several projects in 2016.
Onshore/Offshore operating profit as a percentage of revenue increased year-over-year on a pro forma basis due to a favorable mix of project margins and the successful resolution of contract disputes.
Operating profit in the first six months of 2017 compared to the first six months of 2016 on a pro forma basis was favorably impacted by the non-recurrence of $64.6 million related to impairment, restructuring and other severance charges in the prior year.

Surface Technologies

	Six Months Ended June 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$548.4	$653.4	$—	(105.0)	(16.1)
Operating profit	$(19.6)	$(99.3)	$—	79.7	*

Operating profit as a percent of revenue	(3.6)%	(15.2)%			11.6 pts.
 _______________________

*	Not meaningful
Surface Technologies revenue decreased $105.0 million year-over-year. Revenue decreased in our surface international, measurement solutions and loading systems businesses year-over-year on a pro forma basis, partially offset by an increase in revenue in our surface Americas businesses. The decrease was driven primarily by the flow-through of more competitive pricing in international markets and lower activity in our measurement solutions and loading systems businesses.
Surface Technologies operating loss as a percent of revenue decreased year-over-year on a pro forma basis and was driven primarily by increased volume in flowline and well service pump products in our surface Americas business and a $41.5 million decrease in impairment, restructuring and other severance charges.
Operating loss in the first six months of 2017 included $4.2 million of impairment, restructuring and other severance charges compared to $45.7 million in 2016 on a pro forma basis.
Corporate Items

	Six Months Ended June 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Corporate expense	$(182.0)	$(262.3)	$(160.1)	80.3	*
 _______________________

*	Not meaningful

Corporate expense decreased year-over-year on a proforma basis. Corporate expense in the first six months of 2017 primarily reflected $8.5 million of impairment, restructuring and other severance charges and $74.0 million of business combination transaction and integration costs related to the Merger.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders—Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Subsea	$1,773.0	$840.1	$2,439.0	$1,330.5
Onshore/Offshore	1,103.7	811.3	1,785.7	1,342.0
Surface Technologies	276.3	—	517.8	—
Total inbound orders	$3,153.0	$1,651.4	$4,742.5	$2,672.5
Order backlog—Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	June 30, 2017	December 31, 2016	June 30, 2016
Subsea	$6,186.8	$4,909.0	$6,547.8
Onshore/Offshore	8,582.0	11,834.9	8,528.2
Surface Technologies	414.1	—	—
Total order backlog	$15,182.9	$16,743.9	$15,076.0
Subsea. Order backlog for Subsea at June 30, 2017, increased by $1,277.8 million compared to December 31, 2016. Subsea backlog of $6.2 billion at June 30, 2017, was composed of various subsea projects, including Total’s Kaombo; Petrobras’ pipelay support vessel and pre-salt tree awards; Mellitah’s Bahr Essalam; Shell’s Appomattox; Eni’s Coral; Woodside’s Greater Enfield; and BP’s Shah Deniz.
Onshore/Offshore. Onshore/Offshore order backlog at June 30, 2017, decreased by $3.3 billion compared to December 31, 2016, primarily due to foreign exchange adjustments related to revenue generated on Yamal. Onshore/Offshore backlog of $8.6 billion was composed of various projects, including Yamal LNG; Enoc’s Jebel Ali refinery expansion; Sibur’s Zapsib-2; Total’s Martin Linge; Adma Opco’s Umm Lulu Phase 2; Shell’s Prelude FLNG; and Eni’s Ghana onshore receiving gas terminal.

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

(In millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$7,179.1	$6,269.3
Less: Short-term debt and current portion of long-term debt	471.2	683.6
Less: Long-term debt, less current portion	3,301.3	1,869.3
Net (debt) cash	$3,406.6	$3,716.4
The gross change in the debt and cash components of our net (debt) cash position was primarily due to the Merger. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
We generated $294.3 million and $426.2 million in cash flows from operating activities during the six months ended June 30, 2017 and 2016, respectively. The decrease in cash provided by operating activities was due to the payment of accounts payable and the decrease in advance payments and billing in excess of costs. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts in our portfolio of projects.
Investing activities provided $1,386.8 million and used $148.2 million in cash flows during the six months ended June 30, 2017 and 2016, respectively. The increase in cash provided by investing activities was due to the Merger. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing activities used $785.2 million and $403.0 million in cash flows during the six months ended June 30, 2017 and 2016, respectively. The decrease in cash flows from financing activities was due to the repayment of long-term debt and a decrease in our commercial paper position during the six months ended June 30, 2017.

Debt and Liquidity
Credit Facility—The following is a summary of our revolving credit facility at June 30, 2017:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$—	$1,074.9	$—	$1,425.1	January 2022
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $1,074.9 million of commercial paper issued under our facility at June 30, 2017. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at June 30, 2017.
As of June 30, 2017, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $1,425.1 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. While we will continue to reach payment milestones on our projects, we expect our consolidated operating cash flow in 2017 to slightly decrease as a result of the negative impact the decline in commodity prices and the corresponding impact the industry downturn is having on our overall business in terms of the number of new projects awarded and the payment terms and conditions of such project awards. Given the protracted downturn in the oilfield services industry, some key customers have requested the possibility of deferred payments. Additionally, our primary customer in Brazil has requested some re-scheduling of backlog deliveries in order to better match equipment deliveries with their operating schedule requirements and to better align cash flow capabilities. Consequently, any payment deferrals, discounts on pricing, or material product delivery delays that may ultimately be mutually agreed to with our key customers may adversely affect our results of operations and cash flows.
We project spending approximately $300 million in 2017 for capital expenditures, largely towards maintenance expenditures in our subsea service business. However, projected capital expenditures for 2017 do not include any contingent capital that may be needed to respond to a contract award.
Our board of directors has authorized $500 million for repurchase of shares to be executed over the remainder of 2017 and 2018.  Also, we intend to distribute quarterly dividends beginning after our third quarter at a rate to be determined.  We implemented a court-approved reduction of our capital, which completed on June 29, 2017, in order to create distributable profits to support the payment of possible future dividends or future share repurchases.

During the remainder of 2017, we expect to make contributions of approximately $7.0 million to our international pension plans. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Additionally, we expect to make payments of approximately $2.2 million to our U.S. Non-Qualified Defined Benefit Pension Plan during the remainder of 2017.

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
As of June 30, 2017, we believe that it is not more likely than not that we will generate future taxable income in certain jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. We evaluate the realizability of deferred tax assets and record valuation allowances against such deferred tax assets in cases where we believe it is not more likely than not such assets will be realized.
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
OTHER MATTERS

On March 28, 2016, FMC Technologies received an inquiry from the U.S. Department of Justice (“DOJ”) related to the DOJ’s investigation of whether certain services Unaoil S.A.M. provided to its clients, including FMC Technologies, violated the U.S. Foreign Corrupt Practices Act (“FCPA”). We are cooperating with the DOJ’s and U.S. Securities and Exchange Commission’s inquiries. On March 29, 2016 Technip S.A. also received an inquiry from the DOJ related to Unaoil. We are cooperating with the DOJ’s inquiry.
In late 2016, Technip S.A. was contacted by the DOJ, regarding offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant. The DOJ has also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We are cooperating with the DOJ in its inquiry into potential violations of the FCPA in connection with these projects.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At June 30, 2017 and December 31, 2016, substantially all of our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.
These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.
Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies at June 30, 2017, would have changed our revenue and income before income taxes attributable to TechnipFMC by approximately 3% and 9%, respectively.
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
Interest Rate Risk
We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. Considering that the difference between the spot rate and the forward rate is proportional to the differences in the interest rates of the countries of the currencies being traded, we have exposure in the unrealized valuation of our forward foreign currency contracts to relative changes in interest rates between countries in our results of operations. Based on our portfolio as of June 30, 2017, we have material positions with exposure to interest rates in the United States, Canada, Australia, Brazil, the United Kingdom, Singapore, the European Community and Norway.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2017, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of June 30, 2017, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

As previously reported, the Company did not maintain effective controls relating to the calculation of temporary gains and losses from natural hedges on certain of its projects and related foreign exchange adjustments, and this control deficiency resulted in the restatement of the Company’s interim Condensed Consolidated Financial Statements as of, and for, the three month period ended March 31, 2017. Management determined that this control deficiency constituted a material weakness in the Company’s internal control over financial reporting and, as a result, has concluded that our internal control over financial reporting was not effective as of June 30, 2017. Additionally, this control deficiency could result in misstatements of the consolidated financial statements that would result in a material misstatement that would not be prevented or detected.

Management has taken corrective actions to address the material weakness, including the implementation of controls to ensure the accurate remeasurement of gains and losses due to foreign currency impact for the purpose of external reporting. Management has also revised the internal system for recording and tracking foreign currency gains and losses and for recording asset/liability project positions to ensure that proper remeasurement procedures are performed. With successful operation of these modifications, the Company expects to test these modifications to determine timing of full remediation in subsequent quarters.

Other than the changes in the Company’s internal control over financial reporting implemented after March 31, 2017 to address the material weakness noted above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 29, 2016, Dong Energy (“Dong”) terminated, on the grounds of an alleged material breach, a contract signed on February 27, 2012 with a consortium of Technip France and Daewoo Shipping & Marine Engineering Co., Ltd. This contract covered engineering, procurement, fabrication, hook-up and commissioning assistance for a fixed wellhead and process platform and associated facilities for the Hejre field offshore Denmark. Dong announced that it will not complete and does not intend to take possession of the platform. On May 4, 2017, the parties announced they had entered into a settlement agreement regarding the dispute, including the arbitral claims, related to the Hejre contract, and TechnipFMC will have no further responsibilities or liabilities with regard to the platform.
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
A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our chief executive officer and chief financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective at a reasonable assurance level. As a result of the material weakness, management has concluded that our internal control over financial reporting was not effective as of June 30, 2017.
The Company has reviewed the process to calculate the foreign currency remeasurement effect and has implemented revisions and additional controls designed to ensure that similar computational errors will not recur. To remediate the material weakness in our internal control over financial reporting, the Company will establish policies and procedures for the review, approval and application of US GAAP to, and disclosure with respect to, calculations of foreign currency effects.
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
Our international operations are subject to anti-corruption laws and regulations, such as the FCPA, the U.K. Bribery Act of 2010 (the “Bribery Act”), the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act) and economic and trade sanctions, including those administered by the United Nations, the European Union, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) and the U.S. Department of State. The FCPA prohibits providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories and designated persons.
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
Under English law, we will only be able to declare dividends, make distributions or repurchase shares (other than out of the proceeds of a new issuance of shares for that purpose) out of “distributable profits.” Distributable profits are a company’s accumulated, realized profits, to the extent that they have not been previously utilized by distribution or capitalization, less its accumulated, realized losses, to the extent that they have not been previously written off in a reduction or reorganization of capital duly made. In addition, as a public limited company organized under the laws of England and Wales, we may only make a distribution if the amount of our net assets is not less than the aggregate of our called-up share capital and non-distributable reserves and if, to the extent that, the distribution does not reduce the amount of those assets to less that that aggregate.
Following the merger, we capitalized our reserves arising out of the merger by the allotment and issuance by TechnipFMC of a bonus share, which was paid up using such reserves, such that the amount of such reserves so applied, less the nominal value of the bonus share, applied as share premium and accrued to our share premium account. We implemented a court-approved reduction of our capital by way of a cancellation of the bonus share and share premium account in the amount of $10,177,554,182, which completed on June 29, 2017, in order to create distributable profits to support the payment of possible future dividends or future share repurchases. Our articles of association permit us by ordinary resolution of the stockholders to declare dividends, provided that the directors have made a recommendation as to its amount. The dividend shall not exceed the amount recommended by the directors. The directors may also decide to pay interim dividends if it appears to them that the profits available for distribution justify the payment. When recommending or declaring payment of a dividend, the directors are required under English law to comply with their duties, including considering our future financial requirements.
English law requires that we meet certain additional financial requirements before we may declare dividends or repurchase shares.
Under English law, we will only be able to declare dividends, make distributions or repurchase shares (other than out of the proceeds of a new issuance of shares for that purpose) out of “distributable profits.” Distributable profits are a company’s accumulated, realized profits, to the extent that they have not been previously utilized by distribution or capitalization, less its accumulated, realized losses, to the extent that they have not been previously written off in a reduction or reorganization of capital duly made. In addition, as a public limited company organized under the laws of England and Wales, we may only make a distribution if the amount of our net assets is not less than the aggregate of our called-up share capital and non-distributable reserves and if, to the extent that, the distribution does not reduce the amount of those assets to less that that aggregate.
Following the merger, we capitalized our reserves arising out of the merger by the allotment and issuance by TechnipFMC of a bonus share, which was paid up using such reserves, such that the amount of such reserves so applied, less the nominal value of the bonus share, applied as share premium and accrued to our share premium account. We implemented a court-approved reduction of our capital by way of a cancellation of the bonus share and share premium account in the amount of $10,177,554,182, which was completed on June 29, 2017, in order to create distributable profits to support the payment of possible future dividends or future share repurchases. Our articles of association permit us by ordinary resolution of the stockholders to declare dividends, provided that the directors have made a recommendation as to its amount. The dividend shall not exceed the amount recommended by the directors. The directors may also decide to pay interim dividends if it appears to them that the profits available for distribution justify the payment. When recommending or declaring payment of a dividend, the directors are required under English law to comply with their duties, including considering our future financial requirements.
Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our obligations under our outstanding debt.
We have substantial existing debt. As of June 30, 2017, after giving effect to the Merger, our total debt would have been $3.8 billion. We also have the capacity under our $2.5 billion credit facility and bilateral facilities to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2017.
The following table summarizes repurchases of our ordinary shares during the three months ended June 30, 2017.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017—April 30, 2017	450	$30.12	—	—
May 1, 2017—May 31, 2017	200	$29.03	—	—
June 1, 2017—June 30, 2017	330	$29.08	—	—
Total	980		—	—
 _______________________

(a)
Represents ordinary shares purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 4,460 shares of registered ordinary shares held in this trust, as directed by the beneficiaries during the three months ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Disclosures pursuant to Section 13(r) of the Securities Exchange Act
Pursuant to section 13(r) of the Securities Exchange Act, two of our non-U.S. subsidiaries have contracts with entities in Iran.  We are preparing a feasibility study related to improvements to an olefins plant in Iran that we expect to complete by the end of the year.  We are also providing engineering and design services for the construction of an ethylene plant in Iran, which is expected to be completed by the end of 2018.  All activities were conducted, and will be conducted, outside the United States by non-U.S. entities in compliance with applicable law. We received no revenue under either contract for the three and six months ended June 30, 2017.  The expected gross revenue from the olefins plant and the ethylene plant is 250,000 Euros and 8,000,000 Euros, respectively, which is less than 0.18% of our pro forma revenues for the fiscal year ended December 31, 2016.  Net profit from the two contracts is unknown at this time.
Executive Severance Agreements
On August 1, 2017, the Compensation Committee of our Board of Directors approved entering into Executive Severance Agreements with our executive officers other than our Executive Chairman.  The Executive Severance Agreements provide for “double trigger” severance benefits if an executive officer’s employment is terminated without cause or constructively terminated within the twenty-four months following a change in control.   The severance benefits are equal to (i) a multiple of each executive’s base salary (multiple of three for our Chief Executive Officer and Chief Financial Officer; multiple of two for all other executive officers); (ii) a multiple of the greater of the executive’s annual target cash bonus or the executive’s prior three-year average annual cash bonus (multiple of three for our Chief Executive Officer and Chief Financial Officer; multiple of two for all other executive officers); (iii) accrued but unpaid base salary and unused paid time off pay; (iv) a pro-rated payment equal to the amount of the executive’s annual target cash bonus for the year the executive is terminated; and (v) an amount equal to the monthly premium payable for the executive under the Company’s health care, life, accidental death and dismemberment insurance and long-term disability insurance coverage for twenty-four months, or in the case of our Chief Executive Officer and Chief Financial Officer, for thirty-six months.  However, if the executive is party to a similar agreement with Technip or FMC Technologies entered into prior to the Merger (a “legacy agreement”), then the executive’s severance benefits will not be less than the severance benefits he or she would have received under his or her legacy agreement until July

16, 2018 for officers who had agreements with Technip and January 16, 2019 for officers who had agreements with FMC Technologies, at which time the legacy agreements will terminate.  Receipt of the severance benefits under the Executive Severance Agreements is subject to the executive signing a release of claims.  The severance benefits may also be reduced to the extent payment of such benefits would not be deductible by reason of Section 280G of the U.S. Internal Revenue Code.  Following termination, the executive would also no longer be subject to any stock ownership or retention requirements.

ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended June 30, 2017.

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

10.1	Form of Restricted Stock Unit Grant Agreement pursuant to the TechnipFMC plc Incentive Award (Employee)
10.2	Form of Restricted Stock Unit Grant Agreement pursuant to the TechnipFMC plc Incentive Award (Non-Employee Director)
10.3	Form of Performance Stock Unit Grant Agreement pursuant to the TechnipFMC plc Incentive Award (Employee)
10.4	Form of NonQualified Stock Option Grant Agreement pursuant to the TechnipFMC plc Incentive Award (Employee)
10.5	Form of TechnipFMC plc Executive Severance Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q