Form 10-Q
period 2017-09-30
TechnipFMC plc
filed 2017-11-09
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2017
Ordinary shares, $1.00 par value per share	466,429,009

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

•	unanticipated changes relating to competitive factors in our industry;

•	demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	potential liabilities arising out of the installation or use of our products;

•	cost overruns related to our fixed price contracts or asset construction projects that may affect revenues;

•	disruptions in the timely delivery of our backlog and its effect on our future sales, profitability, and our relationships with our customers;

•	risks related to reliance on subcontractors, suppliers and joint venture partners in the performance of our contracts;

•	our ability to hire and retain key personnel;

•	piracy risks for our maritime employees and assets;

•	the cumulative loss of major contracts or alliances;

•	U.S. and international laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	risks associated with The Depository Trust Company and Euroclear for clearance services for shares traded on the NYSE and Euronext Paris, respectively;

•	results of the United Kingdom’s referendum on withdrawal from the European Union;

•	risks associated with being an English public limited company, including the need for court approval of “distributable profits” and stockholder approval of certain capital structure decisions;

•	our ability to pay dividends or repurchase shares in accordance with our announced capital allocation plan;

•	compliance with covenants under our debt instruments and conditions in the credit markets;

•	downgrade in the ratings of our debt could restrict our ability to access the debt capital markets;

•	the outcome of uninsured claims and litigation against us;

•	the risks of currency exchange rate fluctuations associated with our international operations;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenue:
Service revenue	$3,374.9	$2,360.0	$9,301.0	$7,089.6
Product revenue	710.9	15.7	1,928.2	62.3
Lease and other revenue	55.1	—	144.7	—
Total revenue	4,140.9	2,375.7	11,373.9	7,151.9
Costs and expenses:
Cost of service revenue	2,841.3	1,925.4	7,728.4	5,825.4
Cost of product revenue	589.4	5.6	1,781.9	38.3
Cost of lease and other revenue	37.5	—	100.2	—
Selling, general and administrative expense	284.4	143.0	806.5	434.0
Research and development expense	51.1	22.0	143.6	67.8
Impairment, restructuring and other expense (Note 5)	59.4	10.2	56.8	109.7
Merger transaction and integration costs (Note 2)	9.2	14.0	87.2	30.7
Total costs and expenses	3,872.3	2,120.2	10,704.6	6,505.9
Other income (expense), net	30.0	81.7	43.2	(17.5)
Income from equity affiliates (Note 8)	17.3	67.4	39.4	72.8
Income before net interest expense and income taxes	315.9	404.6	751.9	701.3
Net interest expense	(86.3)	(0.4)	(240.5)	(21.4)
Income before income taxes	229.6	404.2	511.4	679.9
Provision for income taxes (Note 14)	111.7	102.5	249.7	153.8
Net income	117.9	301.7	261.7	526.1
Net loss attributable to noncontrolling interests	3.1	0.7	5.5	1.0
Net income attributable to TechnipFMC plc	$121.0	$302.4	$267.2	$527.1

Earnings per share attributable to TechnipFMC plc (Note 4):
Basic	$0.26	$2.50	$0.57	$4.41
Diluted	$0.26	$2.39	$0.57	$4.22
Weighted average shares outstanding (Note 4):
Basic	467.2	121.0	466.8	119.6
Diluted	469.7	126.9	468.3	125.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Net income	$117.9	$301.7	$261.7	$526.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	0.2	(2.3)	(34.7)	(27.2)
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	—	(3.7)	—	1.3
Reclassification adjustment for net gains (losses) included in net income	—	—	—	—
Net unrealized gains (losses) on available-for-sale securities (2)	—	(3.7)	—	1.3
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	32.7	(51.7)	74.9	(9.0)
Reclassification adjustment for net losses included in net income	19.5	13.8	74.3	76.4
Net gains (losses) on hedging instruments (3)	52.2	(37.9)	149.2	67.4
Pension and other post-retirement benefits:
Net losses arising during the period	(2.8)	(0.3)	(4.0)	(16.5)
Reclassification adjustment for amortization of prior service cost included in net income	0.2	0.2	0.4	0.4
Reclassification adjustment for amortization of net actuarial loss included in net income	0.5	0.1	1.4	0.5
Net pension and other post-retirement costs (4)	(2.1)	—	(2.2)	(15.6)
Other comprehensive income (loss), net of tax	50.3	(43.9)	112.3	25.9
Comprehensive income	168.2	257.8	374.0	552.0
Comprehensive (income) loss attributable to noncontrolling interest	2.6	(14.0)	4.8	(13.0)
Comprehensive income attributable to TechnipFMC plc	$170.8	$243.8	$378.8	$539.0
_______________________

(1)
Net of income tax (expense) benefit of (0.9) and nil for the three months ended September 30, 2017 and 2016, respectively, and $(4.8) and nil for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Net of income tax (expense) benefit of nil and nil for the three months ended September 30, 2017 and 2016, respectively, and nil and nil for the nine months ended September 30, 2017 and 2016, respectively.

(3)
Net of income tax (expense) benefit of $(12.1) and $(4.8) for the three months ended September 30, 2017 and 2016, respectively, and $(49.4) and $(25.7) for the nine months ended September 30, 2017 and 2016, respectively.

(4)
Net of income tax (expense) benefit of $0.7 and $0.2 for the three months ended September 30, 2017 and 2016, respectively, and $1.1 and $0.4 for the nine months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
(In millions, except par value data)
Assets
Cash and cash equivalents	$6,896.1	$6,269.3
Trade receivables, net of allowances of $106.7 in 2017 and $85.6 in 2016	2,724.3	2,024.5
Costs and estimated earnings in excess of billings on uncompleted contracts	1,317.9	485.8
Inventories, net (Note 6)	930.7	334.7
Derivative financial instruments (Note 17)	125.9	47.2
Income taxes receivable	391.3	265.0
Advances paid to suppliers	619.2	711.5
Other current assets (Note 7)	1,129.6	799.2
Total current assets	14,135.0	10,937.2
Investments in equity affiliates	229.4	177.8
Property, plant and equipment, net of accumulated depreciation of $2,008.9 in 2017 and $1,691.8 in 2016	3,950.0	2,620.1
Goodwill	8,896.0	3,718.3
Intangible assets, net of accumulated amortization of $446.9 in 2017 and $245.9 in 2016	1,391.8	173.7
Deferred income taxes	562.1	621.6
Derivative financial instruments (Note 17)	84.1	190.8
Other assets	379.8	250.2
Total assets	$29,628.2	$18,689.7
Liabilities and equity
Short-term debt and current portion of long-term debt (Note 10)	$473.2	$683.6
Accounts payable, trade	4,647.7	3,837.7
Advance payments	137.9	411.1
Billings in excess of costs and estimated earnings on uncompleted contracts	3,026.4	3,323.0
Accrued payroll	438.5	307.7
Derivative financial instruments (Note 17)	106.3	183.0
Income taxes payable	315.1	317.5
Other current liabilities (Note 9)	2,436.3	1,825.3
Total current liabilities	11,581.4	10,888.9
Long-term debt, less current portion (Note 10)	3,167.4	1,869.3
Accrued pension and other post-retirement benefits, less current portion	352.1	160.8
Derivative financial instruments (Note 17)	59.7	227.7
Deferred income taxes	269.9	130.5
Other liabilities (Note 11)	472.8	300.6
Commitments and contingent liabilities (Note 12)
Stockholders’ equity (Note 13):
Ordinary shares, $1.00 par value and €0.7625 in 2017 and 2016, respectively; 525.0 shares and 119.2 shares authorized in 2017 and 2016, respectively; 467.1 shares and 119.2 shares issued in 2017 and 2016, respectively; 0.1 and 3.2 shares canceled in 2017 and 2016, respectively; 467.0 and 118.9 shares outstanding in 2017 and 2016, respectively	467.1	114.7
Ordinary shares held in employee benefit trust, at cost; 0.1 shares in 2017	(5.0)	—
Treasury stock, at cost; no shares and 0.3 shares in 2017 and 2016, respectively	—	(44.5)
Capital in excess of par value of ordinary shares	10,529.8	2,694.7
Retained earnings	3,683.3	3,416.1
Accumulated other comprehensive loss	(945.8)	(1,057.4)
Total TechnipFMC plc stockholders’ equity	13,729.4	5,123.6
Noncontrolling interests	(4.5)	(11.7)
Total equity	13,724.9	5,111.9
Total liabilities and equity	$29,628.2	$18,689.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended
	September 30,
	2017	2016
Cash provided (required) by operating activities:
Net income	$261.7	$526.1
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	276.8	209.9
Amortization	184.9	13.7
Employee benefit plan and stock-based compensation costs	30.5	15.9
Unrealized (gain) loss on derivative instruments and foreign exchange	(70.5)	18.2
Deferred income tax provision (benefit)	3.5	(79.3)
Impairments (Note 5)	9.0	—
Other	(15.4)	(32.4)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net and costs in excess of billings	225.8	(727.8)
Inventories, net	198.0	68.4
Accounts payable, trade	150.2	131.2
Advance payments and billings in excess of costs	(1,195.3)	(72.5)
Income taxes payable (receivable), net	(88.1)	118.6
Other assets and liabilities, net	307.9	78.4
Cash provided by operating activities	279.0	268.4
Cash provided (required) by investing activities:
Capital expenditures	(170.4)	(107.6)
Cash acquired in merger of FMC Technologies, Inc. and Technip S.A. (Note 2)	1,479.2	—
Cash divested from deconsolidation	—	(89.8)
Proceeds from sale of assets	13.6	10.1
Other	12.0	—
Cash provided (required) by investing activities	1,334.4	(187.3)
Cash provided (required) by financing activities:
Net decrease in short-term debt	(28.4)	(4.5)
Net increase (decrease) in commercial paper	(363.0)	—
Proceeds from issuance of long-term debt	7.3	449.6
Repayments of long-term debt	(547.2)	(765.2)
Purchase of treasury stock	(1.3)	(151.3)
Dividends paid	—	(112.4)
Payments related to taxes withheld on stock-based compensation	(46.6)	—
Other	(76.9)	0.3
Cash required by financing activities	(1,056.1)	(583.5)
Effect of changes in foreign exchange rates on cash and cash equivalents	69.5	121.8
Increase (decrease) in cash and cash equivalents	626.8	(380.6)
Cash and cash equivalents, beginning of period	6,269.3	3,178.0
Cash and cash equivalents, end of period	$6,896.1	$2,797.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2016	$114.7	$(44.5)	$2,694.7	$3,416.1	$(1,057.4)	$(11.7)	$5,111.9
Net income (loss)	—	—	—	267.2	—	(5.5)	261.7
Other comprehensive income	—	—	—	—	111.6	0.7	112.3
Issuance of ordinary shares due to the merger of FMC Technologies and Technip	351.9	(6.6)	7,825.4	—	—	—	8,170.7
Cancellation of treasury stock (Note 13)	(0.1)	44.5	(26.6)	—	—	—	17.8
Net sales of ordinary shares for employee benefit trust	—	1.6	—	—	—	—	1.6
Issuance of ordinary shares	0.6	—	—	—	—	—	0.6
Stock-based compensation (Note 16)	—	—	34.9	—	—	—	34.9
Other		—	1.4	—	—	12.0	13.4
Balance as of September 30, 2017	$467.1	$(5.0)	$10,529.8	$3,683.3	$(945.8)	$(4.5)	$13,724.9
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
In this Quarterly Report on Form 10-Q, we are reporting the results of our operations for the three months and nine months ended September 30, 2017, which consist of the combined results of operations of Technip S.A. (“Technip”) and FMC Technologies, Inc. (“FMC Technologies”). Due to the merger of FMC Technologies and Technip, FMC Technologies’ results of operations have been included in our financial statements for periods subsequent to the consummation of the merger on January 16, 2017.
Since TechnipFMC is the successor company to Technip, we are presenting the results of Technip’s operations for the three months and nine months ended September 30, 2016 and as of December 31, 2016. Refer to Note 2 for further information related to the merger of FMC Technologies and Technip.
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
Revenue recognition—Revenue is generally recognized once the following four criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery of the equipment has occurred (which is upon shipment or when customer-specific acceptance requirements are met) or services have been rendered, iii) the price of the equipment or service is fixed or determinable, and iv) collectability is reasonably assured. We record our sales net of any value added, sales or use tax.
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
Impairment of property, plant and equipment—Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. The carrying value of an asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the amount by which the carrying value of the long-lived asset exceeds its fair value.
Long-lived assets classified as held for sale are reported at the lower of carrying value or fair value less cost to sell.
Goodwill—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise). We have established October 31 as the date of our annual test for impairment of goodwill.

Reporting units with goodwill are tested for impairment using a quantitative impairment test. The test compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, then an impairment loss is recorded.
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
Stock-based employee compensation—The measurement of stock-based compensation expense on restricted stock awards is based on the market price at the grant date and the number of shares awarded. We used the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted prior to December 31, 2016 and Black-Scholes options pricing model to measure the fair value of stock options granted on or after January 1, 2017. The stock-based compensation expense for each award is recognized ratably over the applicable service period, after taking into account estimated forfeitures, or the period beginning at the start of the service period and ending when an employee becomes eligible for retirement.
Ordinary shares held in employee benefit trust—Our ordinary shares are purchased by the plan administrator of the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan and placed in a trust that we own. Purchased shares are recorded at cost and classified as a reduction of stockholders’ equity on the condensed consolidated balance sheets.
Treasury shares—Treasury shares held are recorded as a reduction to stockholders’ equity using the cost method. Any gain or loss related to the sale of treasury shares is included in stockholders’ equity. Canceled treasury shares are accounted for using the constructive retirement method.
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
Foreign currency—Financial statements of operations for which the U.S. dollar is not the functional currency, and which are located in non-highly inflationary countries, are translated into U.S. dollars prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash, cash equivalents and debt in hyperinflationary economies are included in interest income or expense.
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
The merger of FMC Technologies and Technip (the “Merger”) has created a larger and more diversified company that is better equipped to respond to economic and industry developments and better positioned to develop and build on its offerings in the subsea, surface, and onshore/offshore markets as compared to the former companies on a standalone basis. More importantly, the Merger has brought about the ability of the combined company to (i) standardize its product and service offerings to customers, (ii) reduce costs to customers, and (iii) provide integrated product offerings to the oil and gas industry with the aim to innovate the markets in which the combined company operates.
We incurred merger transaction and integration costs of $9.2 million and $87.2 million in the three and nine months ended September 30, 2017, respectively, and $14.0 million and $30.7 million in the three and nine months ended September 30, 2016.
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

Assets Acquired and Liabilities Assumed
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation is subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to us may become known during the remainder of the measurement period. As part of the ongoing review of the purchase price allocation, a $210.0 million adjustment to deferred tax balances was recorded during the third quarter of 2017 which reduced goodwill. This adjustment had no impact to the consolidated statements of income.
The final purchase price allocation will be based on final appraisals and other analysis of fair values of acquired assets and liabilities.

(In millions)
Assets:
Cash	$1,479.2
Accounts receivable	1,247.4
Inventory	764.8
Income taxes receivable	139.2
Other current assets	282.2
Property, plant and equipment	1,293.3
Intangible assets	1,390.3
Deferred income taxes	67.0
Other long-term assets	167.3
Total identifiable assets acquired	6,830.7
Liabilities:
Short-term and current portion of long-term debt	319.5
Accounts payable, trade	386.0
Advance payments	454.0
Income taxes payable	92.1
Other current liabilities	524.3
Long-term debt, less current portion	1,444.2
Accrued pension and other post-retirement benefits, less current portion	195.5
Deferred income taxes	226.8
Other long-term liabilities	138.7
Total liabilities assumed	3,781.1
Net identifiable assets acquired	3,049.6
Goodwill	5,121.1
Net assets acquired	$8,170.7
Segment Allocation of Goodwill
Goodwill is preliminary due to the draft status of the purchase valuation. The allocation to the reporting segments based on the draft valuation is as follows:

(In millions)	Allocated Goodwill
Subsea	$2,508.2
Onshore/Offshore	1,622.9
Surface Technologies	990.0
Total	$5,121.1

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
FMC Technologies’ results of operations have been included in our financial statements for periods subsequent to the consummation of the Merger on January 16, 2017. FMC Technologies contributed revenues and a net loss of $2,522.6 million and $130.1 million, respectively, for the period from January 17, 2017 through September 30, 2017.
Pro Forma Impact of the Merger (unaudited)
The following unaudited supplemental pro forma results present consolidated information as if the Merger had been completed as of January 1, 2016. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the Merger. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the Merger had been consummated as of January 1, 2016, nor are they indicative of future results. For comparative purposes, the weighted average shares outstanding used for the diluted earnings per share calculation for the three and nine months ended September 30, 2017 was also used to calculate the diluted earnings per share for the three and nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017 Actual	2016 Pro Forma	2017 Pro Forma	2016 Pro Forma
Revenue	$4,140.9	$3,454.8	$11,486.8	$10,587.2
Net income attributable to TechnipFMC adjusted for dilutive effects	$121.0	$306.9	$182.4	$436.1
Diluted earnings per share	$0.26	$0.65	$0.39	$0.93
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
Effective September 30, 2017, we early adopted ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This update eliminates step two from the goodwill impairment test. An annual or interim goodwill test should be performed by comparing the fair value of a reporting unit with its carrying amount. Income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should also be considered when measuring any applicable goodwill impairment loss. This updated guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and if it fails that qualitative assessment, to perform step two of the goodwill impairment test. Any goodwill amount allocated to a reporting unit with a zero or negative carrying amount net of assets is required to be disclosed. The adoption of this update did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will supersede most existing GAAP related to revenue recognition and will supersede some cost guidance in existing GAAP related to construction-type and production-type contract accounting. Additionally, the ASU will significantly increase disclosures related to revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 by one year, and as a result, is now effective for us on January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. Early application is permitted to the original effective date of January 1, 2017. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. As part of our assessment work-to-date, we have formed an implementation work team, conducted training for the relevant staff regarding the potential impacts the new ASU's revenue recognition model and are continuing our contract analysis and policy review. We have engaged external resources to assist us in our efforts of completing the analysis of potential changes to current accounting practices. During the remainder of 2017, we will quantify the potential impacts to the financial statements upon adoption of the ASU, as well as advance design and implementation of required processes, systems and internal control changes necessary to address the impacts identified in the assessment. We are currently unable to reasonably estimate the impact the new revenue recognition criteria will have on our consolidated financial statements and related disclosures. Our evaluation of the new guidance is ongoing, which includes investigating and understanding the impact of adoption on earnings from equity method investments. We intend to adopt the new standard utilizing the modified retrospective method which will result in a cumulative effect adjustment as of January 1, 2018.
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
In July 2017, the FASB issued ASU No. 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” This update allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. An entity will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The amendments in this ASU are effective for us January 1, 2019. Early adoption is permitted. The guidance in this ASU is to be applied using a full or modified retrospective approach. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This update improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments in this ASU are effective for us January 1, 2019. Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required to be adopted prospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.

NOTE 4. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2017	2016	2017	2016
Net income attributable to TechnipFMC plc	$121.0	$302.4	$267.2	$527.1
After-tax interest expense related to dilutive shares	—	0.4	—	1.1
Net income attributable to TechnipFMC plc adjusted for dilutive effects	121.0	302.8	267.2	528.2
Weighted average number of shares outstanding	467.2	121.0	466.8	119.6
Dilutive effect of restricted stock units	0.7	—	0.1	—
Dilutive effect of stock options	—	—	0.1	—
Dilutive effect of performance shares	1.8	0.7	1.3	0.5
Dilutive effect of convertible bonds	—	5.2	—	5.2
Total shares and dilutive securities	469.7	126.9	468.3	125.3

Basic earnings per share attributable to TechnipFMC plc	$0.26	$2.50	$0.57	$4.41
Diluted earnings per share attributable to TechnipFMC plc	$0.26	$2.39	$0.57	$4.22
NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSE
Impairment, restructuring and other expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Subsea	$22.8	$3.7	$35.5	$24.0
Onshore/Offshore	28.9	5.2	0.9	69.8
Surface Technologies	7.8	—	12.0	—
Corporate and other	(0.1)	1.3	8.4	15.9
Total impairment, restructuring and other expense	$59.4	$10.2	$56.8	$109.7
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
Restructuring and other—As a result of the decline in crude oil prices and its effect on the demand for products and services in the oilfield services industry worldwide, we initiated a company-wide reduction in workforce and facility consolidation intended to reduce costs and better align our workforce with current and anticipated activity levels, which resulted in the continued recognition of severance costs relating to termination benefits and other restructuring charges. In the nine months ended September 30, 2016, as part of our restructuring plan, we divested and deconsolidated our wholly owned subsidiaries Technip Germany Holding GmBH and Technip Germany GmBH.

NOTE 6. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Raw materials	$250.8	$272.9
Work in process	175.1	36.1
Finished goods	587.8	64.6
	1,013.7	373.6
Valuation adjustments	(83.0)	(38.9)
Inventories, net	$930.7	$334.7
NOTE 7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Value added tax receivables	$484.3	$319.4
Other tax receivables	183.6	124.9
Prepaid expenses	132.1	106.4
Other	329.6	248.5
Other current assets	$1,129.6	$799.2
NOTE 8. EQUITY METHOD INVESTMENTS

Our income (loss) from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Subsea	$18.7	$37.1	$40.4	$27.1
Onshore/Offshore	(1.4)	30.3	(1.0)	45.7
Surface Technologies	—	—	—	—
Income from equity affiliates	$17.3	$67.4	$39.4	$72.8
NOTE 9. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Accruals on completed contracts	$306.6	$271.9
Deferred income on contracts	414.9	407.6
Contingencies related to contracts	439.7	370.1
Other taxes payable	261.7	143.5
Social security liability	110.6	66.3
Redeemable financial liability	77.0	33.7
Other	825.8	532.2
Total other current liabilities	$2,436.3	$1,825.3

NOTE 10. DEBT
Long-term debt consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	839.8	210.8
Synthetic bonds due 2021	490.9	428.0
Convertible bonds due 2017	—	524.5
2.00% Senior Notes due 2017	300.0	—
3.45% Senior Notes due 2022	500.0	—
5.00% Notes due 2020	236.3	209.7
3.40% Notes due 2022	177.9	158.0
3.15% Notes due 2023	153.3	136.1
3.15% Notes due 2023	148.1	131.4
4.00% Notes due 2027	88.9	79.0
4.00% Notes due 2032	114.1	101.2
3.75% Notes due 2033	114.8	101.8
Bank borrowings	437.0	452.1
Other	39.5	20.3
Total long-term debt	3,640.6	2,552.9
Less: current portion	(473.2)	(683.6)
Long-term debt, less current portion	$3,167.4	$1,869.3
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
Commercial paper—Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. Commercial paper borrowings are issued at market interest rates. As of September 30, 2017, our commercial paper borrowings had a weighted average interest rate of 1.56% on the U.S. dollar denominated borrowings and (0.26)% on the Euro denominated borrowings.
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

NOTE 11. OTHER LIABILITIES
During the three months ended December 31, 2016, we obtained voting control interests in legal onshore/offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. Prior to the amendments of the contractual terms that provided us with voting interest control, we accounted for these entities under the equity method of accounting based on our previously held interests in each of these entities. Since nearly all substantive processes to perform and execute the obligations of the underlying contract are conducted by TechnipFMC and the noncontrolling interest holders, we accounted for these entities as an asset acquisition upon our obtaining control and recognized a net gain of $7.7 million during 2016. As of December 31, 2016, total assets, liabilities and equity related to these entities were consolidated onto our balance sheet and our results of operations for the three and nine months ended September 30, 2017 reflect the consolidated results of operations related to these entities.
In addition to the recognition of an intangible asset related to the acquired asset in the underlying entities, a mandatorily redeemable financial liability of $174.8 million was recognized as of December 31, 2016 to account for the fair value of the non-controlling interests, for which $33.7 million was recorded as other current liabilities. During the three and nine month periods ended September 30, 2017 we revalued the liability to reflect current expectations about the obligation. We recognized a loss of $73.3 million and $202.9 million for the three months and the nine months ended September 30, 2017, respectively. Changes in the fair value of the financial liability are recorded as interest expense on the condensed consolidated statements of income. Refer to Note 9 for further information regarding our other current liabilities. Refer to Note 18 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.
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
Guarantees consisted of the following:

(In millions)	September 30, 2017
Financial guarantees (1)	$839.6
Performance guarantees (2)	3,733.8
Maximum potential undiscounted payments	$4,573.4
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

Contingent liabilities associated with legal matters—We are involved in various pending or potential legal actions or disputes in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 13. STOCKHOLDERS’ EQUITY
There were no cash dividends declared during the nine months ended September 30, 2017 and 2016.
Dividends paid during the nine months ended September 30, 2016 for dividends declared for the year ended December 31, 2015 were €236.6 million. The dividends were paid partially in cash and shares. Dividends paid in cash and shares were €100.8 million and €135.8 million, respectively.
As an English public limited company, we are required under U.K. law to have available “distributable reserves” to conduct share repurchases or pay dividends to shareholders. Distributable reserves are a statutory requirement and are not linked to a U.S. GAAP reported amount (e.g. retained earnings). As of September 30, 2017 we had distributable reserves in excess of $10.1 billion.
The following is a summary of our capital stock activity for the nine months ended September 30, 2017 and 2016:

(Number of shares in millions)	Ordinary Shares Issued	Ordinary Shares Held in Employee Benefit Trust	Treasury Stock
Balance as of December 31, 2015	119.0	—	0.8
Stock awards	0.1	—	(0.3)
Treasury stock purchases	—	—	2.6
Dividends paid	3.2	—	—
Balance as of September 30, 2016	122.3	—	3.1

Balance as of December 31, 2016	119.2	—	0.3
Net capital increases due to the merger of FMC Technologies and Technip	347.4	—	—
Stock awards	0.6	—	—
Treasury stock cancellation due to the merger of FMC Technologies and Technip	—	—	(0.3)
Treasury stock purchases	—	—	0.1
Treasury stock cancellations	(0.1)	—	(0.1)
Net stock purchased for (sold from) employee benefit trust	—	0.1	—
Balance as of September 30, 2017	467.1	0.1	—
In April 2017, the Board of Directors authorized the repurchase of $500.0 million in ordinary shares under our share repurchase program. We implemented our share repurchase plan in September 2017. We repurchased $3.6 million of ordinary shares during the nine months ended September 30, 2017 under our authorized share repurchase program. Based upon the remaining share authorization amount and the closing stock price as of September 30, 2017, approximately 18.4 million ordinary shares could be subject to repurchase. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.
Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Available-For-Sale Securities	Hedging Instruments	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of December 31, 2016	$(849.8)	$—	$(126.9)	$(80.7)	$(1,057.4)
Other comprehensive income (loss) before reclassifications, net of tax	(34.7)	—	74.9	(4.0)	36.2
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	—	74.3	1.8	76.1
Other comprehensive income (loss), net of tax	(34.7)	—	149.2	(2.2)	112.3
Accumulated other comprehensive income (loss)	(884.5)	—	22.3	(82.9)	(945.1)
Accumulated other comprehensive income attributable to noncontrolling interest	(0.7)	—	—	—	(0.7)
Accumulated other comprehensive income (loss) attributable to TechnipFMC as of September 30, 2017	$(885.2)	$—	$22.3	$(82.9)	$(945.8)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on available-for-sale securities	$—	$—	$—	$—	Other expense, net

Gains (losses) on hedging instruments
Foreign exchange contracts:	$(6.3)	$—	$(31.6)	$—	Revenue
	0.2	—	1.7	—	Cost of sales
	0.5	—	0.7	—	Selling, general and administrative expense
	—	—	(0.1)	—	Research and development expense
	(20.4)	(18.1)	(70.6)	(107.9)	Other (expense), net
	(26.0)	(18.1)	(99.9)	(107.9)	Income before income taxes
	(6.3)	(4.3)	(25.6)	(31.5)	Provision (benefit) for income taxes
	$(19.7)	$(13.8)	$(74.3)	$(76.4)	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(0.7)	$(0.2)	$(1.9)	$(0.7)	(a)
Amortization of prior service credit (cost)	(0.3)	(0.2)	(0.6)	(0.6)	(a)
	(1.0)	(0.4)	(2.5)	(1.3)	Income before income taxes
	(0.3)	(0.1)	(0.7)	(0.4)	Provision (benefit) for income taxes
	$(0.7)	$(0.3)	$(1.8)	$(0.9)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 15 for additional details).

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
Our income tax provision (benefit) for the three months ended September 30, 2017 and 2016, reflected effective tax rates of 48.6% and 25.4%, respectively. Our income tax provision (benefit) for the nine months ended September 30, 2017 and 2016, reflected effective tax rates of 48.8% and 22.6%, respectively. The year-over-year increases in the effective tax rate were primarily due to an unfavorable change in the forecasted country mix of earnings and increases in our valuation allowances due to additional losses generated for which no tax benefit is expected to be realized. In addition, individual tax items, combined with lower profitability in the current period, had a greater impact on the effective rate in the three and nine months ended September 30, 2017 as compared to the same periods in 2016.
The effective income tax rate was different from the statutory income tax rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Statutory income tax rate	19.3%	34.4%	19.3%	34.4%
Net difference resulting from:
Foreign earnings subject to different tax rates	10.8%	(14.2)%	9.4%	(17.9)%
Branch profits tax	0.5%	—%	(1.4)%	—%
Deemed dividends	0.4%	—%	1.4%	—%
State, local and provincial tax	2.6%	2.0%	5.1%	3.3%
Valuation allowance	12.9%	5.2%	13.9%	7.0%
Other	2.1%	(2.0)%	1.1%	(4.2)%
Effective tax rate	48.6%	25.4%	48.8%	22.6%
NOTE 15. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$2.7	$5.9	$—	$2.9	$7.6	$15.8	$—	$8.8
Interest cost	7.0	5.5	—	2.7	19.7	15.0	—	8.2
Expected return on plan assets	(12.7)	(9.7)	—	(2.1)	(35.9)	(26.7)	—	(6.3)
Amortization of prior service cost (credit)	—	0.3	—	0.2	—	0.6	—	0.6
Amortization of actuarial loss (gain), net	—	0.7	—	0.2	—	1.9	—	0.7
Curtailment cost	—	—	—	—	—	—	—	0.1
Net periodic benefit cost	$(3.0)	$2.7	$—	$3.9	$(8.6)	$6.6	$—	$12.1

	Other Post-retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Interest cost	$0.1	$—	$0.2	$—
Net periodic benefit cost	$0.1	$—	$0.2	$—

During the nine months ended September 30, 2017, we contributed $2.5 million to our U.S. pension benefit plans and $24.9 million to our international pension benefit plans.
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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $10.2 million and $5.5 million for the three months ended September 30, 2017 and 2016, respectively, and $34.9 million and $14.9 million for the nine months ended September 30, 2017 and 2016, respectively.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At September 30, 2017, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	293.9	233.6
Brazilian real	755.6	238.6
British pound	233.9	315.7
Canadian dollar	(188.4)	(151.2)
Euro	641.7	761.2
Japanese yen	(1,507.6)	(13.4)
Malaysian ringgit	259.5	61.8
Norwegian krone	(1,567.2)	(196.9)
Singapore dollar	65.0	48.0
U.S. dollar	(1,259.1)	(1,259.1)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2017, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Norwegian krone	(339.5)	(42.7)
U.S. dollar	49.2	49.2
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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets.

	September 30, 2017		December 31, 2016
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$109.7	$83.9	$47.2	$183.0
Long-term – Derivative financial instruments	33.5	4.8	10.7	47.6
Total derivatives designated as hedging instruments	143.2	88.7	57.9	230.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	16.2	22.4	—	—
Long-term – Derivative financial instruments	3.3	7.6	—	—
Total derivatives not designated as hedging instruments	19.5	30.0	—	—
Long-term – Derivative financial instruments – Synthetic Bonds – Call Option Premium	47.3	—	180.1	—
Long-term – Derivative financial instruments – Synthetic Bonds – Embedded Derivatives	—	47.3	—	180.1
Total derivatives	$210.0	$166.0	$238.0	$410.7
We recognized a gain of $10.8 million and a loss of $2.3 million for the three months ended September 30, 2017 and 2016, respectively, and a gain of $26.9 million and a loss of $2.1 million for the nine months ended September 30, 2017 and 2016, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow derivative hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in an accumulated other comprehensive gain of $22.3 million and a loss of $126.9 million at September 30, 2017, and December 31, 2016, respectively. We expect to transfer an approximate $25.7 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2020.
The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments designated as fair value hedges.

Location of Fair Value Hedge Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Other income (expense), net	$12.2	$25.5	$61.9	$37.0
The following tables present the location of gains (losses) on the consolidated statements of other comprehensive income and/or the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Foreign exchange contracts	$38.3	$(51.2)	$98.7	$(14.8)

Location of Cash Flow Hedge Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Foreign exchange contracts:
Revenue	$(6.3)	$—	$(31.6)	$—
Cost of sales	0.2	—	1.7	—
Selling, general and administrative expense	0.5	—	0.7	—
Research and development expense	—	—	(0.1)	—
Other income (expense), net	(20.4)	(18.1)	(70.6)	(107.9)
Total	$(26.0)	$(18.1)	$(99.9)	$(107.9)

Location of Cash Flow Hedge Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Foreign exchange contracts:
Revenue	$3.7	$—	$7.9	$—
Cost of sales	(2.8)	—	(7.3)	—
Other income (expense), net	10.6	1.7	24.6	(2.9)
Total	$11.5	$1.7	$25.2	$(2.9)
The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Foreign exchange contracts:
Revenue	$0.7	$—	$0.7	$—
Cost of sales	0.1	—	(0.4)	—
Other income (expense), net	(5.6)	1.1	26.6	(1.4)
Total	$(4.8)	$1.1	$26.9	$(1.4)

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2017 and December 31, 2016, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2017			December 31, 2016
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$210.0	$(33.3)	$176.7	$238.0	$(57.9)	$180.1

	September 30, 2017			December 31, 2016
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$166.0	$(33.3)	$132.7	$410.7	$(57.9)	$352.8

NOTE 18. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2017				December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Nonqualified Plan:
Traded securities (1)	$27.5	$27.5	$—	$—	$—	$—	$—	$—
Money market fund	1.9	—	1.9	—	—	—	—	—
Stable value fund (2)	0.8				—
Available-for-sale securities	24.6	24.6	—	—	27.9	27.9	—	—
Derivative financial instruments:
Synthetic bonds - call option premium	47.3	—	47.3	—	180.1	—	180.1	—
Foreign exchange contracts	162.7	—	162.7	—	57.9	—	57.9	—
Total assets	$264.8	$52.1	$211.9	$—	$265.9	$27.9	$238.0	$—
Liabilities
Redeemable financial liability	$301.1	$—	$—	$301.1	$174.8	$—	$—	$174.8
Derivative financial instruments:
Synthetic bonds - embedded derivatives	47.3	—	47.3	—	180.1	—	180.1	—
Foreign exchange contracts	118.7	—	118.7	—	230.6	—	230.6	—
Total liabilities	$467.1	$—	$166.0	$301.1	$585.5	$—	$410.7	$174.8
 _______________________

(1)	Includes equity securities, fixed income and other investments measured at fair value.

(2)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

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
Mandatorily redeemable financial liability—We determined the fair value of the mandatorily redeemable financial liability using a discounted cash flow model. Refer to Note 11 for further information related to this liability. The key assumption used in applying the income approach is the selected discount rates and the expected dividends to be distributed in the future to the noncontrolling interest holders. Expected dividends to be distributed is based on the noncontrolling interests’ share of the expected profitability of the underlying contract, the selected discount rate, and the overall timing of completion of the project. A decrease of one percentage point in the discount rate would have increased the liability by $6.3 million as of September 30, 2017. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.
Changes in the fair value of our Level 3 mandatorily redeemable financial liability is presented below. Since the liability was created during the three months ended December 31, 2016, no changes in fair value are presented for the prior period.

(In millions)	Nine Months Ended September 30, 2017
Balance at beginning of period	$174.8
Less: Gains (losses) recognized in profit and loss statement	(202.9)
Less: Settlements	76.6
Balance at end of period	$301.1
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
Refer to Note 17 for additional disclosure related to derivative financial instruments.

Other fair value disclosures:
Fair value of debt—The fair value of our Synthetic Bonds, Senior Notes and private placement notes are as follows:

	September 30, 2017		December 31, 2016
(In millions)	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Synthetic bonds due 2021	$490.9	$619.4	$428.0	$663.2
2.00% Senior Notes due 2017	300.0	300.0	—	—
3.45% Senior Notes due 2022	500.0	501.5	—	—
5.00% Notes due 2020	236.3	263.7	209.7	237.7
3.40% Notes due 2022	177.9	194.5	158.0	177.6
3.15% Notes due 2023	153.3	165.1	136.1	152.0
3.15% Notes due 2023	148.1	160.5	131.4	142.5
4.00% Notes due 2027	88.9	98.6	79.0	89.5
4.00% Notes due 2032	114.1	135.1	101.2	122.9
3.75% Notes due 2033	114.8	121.9	101.8	103.4
 _______________________

(1)	Carrying amounts are shown net of unamortized debt discounts and premiums and unamortized debt issuance costs.

(2)
Fair values are based on Level 1 quoted market rates, except for the 4.00% Notes due 2027 which is based on Level 2, quoted market rates on similar liabilities with an appropriate credit spread applied.

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
NOTE 19. BUSINESS SEGMENTS
Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide, which corresponds to the manner in which our Chief Executive Officer, as our chief operating decision maker, reviews and evaluates operating performance to make decisions about resources to be allocated to the segment.
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
Segment revenue and segment operating profit were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Segment revenue
Subsea	$1,478.2	$1,560.3	$4,585.2	$4,624.7
Onshore/Offshore	2,308.1	815.4	5,885.0	2,527.2
Surface Technologies	353.9	—	902.3	—
Other revenue and intercompany eliminations	0.7	—	1.4	—
Total revenue	$4,140.9	$2,375.7	$11,373.9	$7,151.9
Income before income taxes:
Segment operating profit (loss):
Subsea	$102.8	$282.0	$393.1	$669.9
Onshore/Offshore	206.4	70.9	553.7	139.8
Surface Technologies	49.0	—	29.4	—
Total segment operating profit	358.2	352.9	976.2	809.7
Corporate items:
Corporate expense (1)	(42.3)	51.7	(224.3)	(108.4)
Net interest expense	(86.3)	(0.4)	(240.5)	(21.4)
Total corporate items	(128.6)	51.3	(464.8)	(129.8)
Income before income taxes (2)	$229.6	$404.2	$511.4	$679.9
 _______________________

(1)
Corporate expense primarily includes corporate staff expenses, stock-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger-related transaction expenses.

(2)	Includes amounts attributable to noncontrolling interests.

Segment assets were as follows:

(In millions)	September 30, 2017	December 31, 2016
Segment assets:
Subsea	$13,757.6	$7,823.1
Onshore/Offshore	5,114.5	3,229.3
Surface Technologies	2,413.6	—
Intercompany eliminations	(17.0)	—
Total segment assets	21,268.7	11,052.4
Corporate (1)	8,359.5	7,637.3
Total assets	$29,628.2	$18,689.7
  _______________________

(1)
Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

NOTE 20. SUBSEQUENT EVENT
Dividends declared—On October 25, 2017, we announced that our Board of Directors had authorized and declared an initial quarterly cash dividend of $0.13 per ordinary share to be paid to shareholders of record as of November 21, 2017. The ex-dividend date will be November 20, 2017, and the payment date is expected to be on or shortly after December 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook—The price of crude oil recovered in 2016 when compared to the prior year, and the price has remained stable throughout much of 2017. Nonetheless, the oil and gas industry continues to experience the overall impacts of the steep decline in crude oil prices experienced in prior years and there are some lingering uncertainties in the crude oil price outlook. Despite OPEC’s implementation of a cap on crude oil production in 2017, uncertainty in the crude oil price outlook remains as to the effectiveness and duration of both concurrent OPEC and non-OPEC production cuts, the associated impact on worldwide production, and inventory levels. The sustainability of the crude oil price recovery and business activity levels is dependent on a number of variables, but many analysts continue to believe the market corrections necessary to address the oversupply of crude oil are in place and beginning to contribute to sustainable industry improvement. As long-term demand rises and production continues to naturally decline, we believe commodity prices should continue to demonstrate an ability for continued improvement, increasing both our cash flows and the confidence of our customers to increase their investments in new sources of oil production.
Subsea—The low crude oil price environment over the last two years led many of our customers to reduce their capital spending plans or defer new deepwater projects. We began to reduce our workforce and adjust manufacturing capacity to align our operations with the anticipated decreases in activity in 2016 due to delayed Subsea project inbound, and to mitigate the impact to operating margins. We have benefited from these restructuring actions by attaining more cost-effective manufacturing and we continue to take additional actions as business activity continues to slow. Subsea revenue will decrease in 2017 for the third consecutive year. However, even with lower Subsea revenue expectations, the operational improvements and cost reductions made in the prior year, combined with additional actions taken in the current year, have protected operating margins in 2017, while still providing us with the capability to respond to the eventual market recovery. We also recognize the need to continue to invest in our people to ensure that we preserve the core competencies and capabilities that are delivering the strong results in 2017 and will be needed to respond to the market recovery. Our customers are continuing to take aggressive actions to improve their project economics and we are monitoring customer activity in the context of current oil prices. The risk of project sanctioning delays continues to be high in the current environment, however, project economics have improved considerably now, and consequently, many offshore discoveries could be developed economically at today’s crude oil prices. We continue to work closely with our customers and believe that with our unique business model we can further reduce their project break-even levels by offering cost-effective approaches to their project developments, including customer acceptance of integrated business models to help achieve the cost-reduction goals and accelerate achievement of first oil. In the long term, we continue to believe that deep-water development will remain a significant part of our customers’ portfolios. However, further delays in project sanctions in the near term would lead us to take further actions to ensure our cost base is aligned with the market outlook.
Onshore/Offshore—The Offshore market faces many of the same constraints as the Subsea business due to industry challenges to improve project economics. Meanwhile, Onshore market activity continues to provide a tangible set of opportunities, and in particular for natural gas projects as natural gas continues to take a larger share of global energy demand. Activity in LNG is fueled by the potential for sustained modest natural gas prices, representing an important opportunity set for our business. We remain confident that the industry will make further LNG investments in the near to intermediate term. We also see opportunities for refining and petrochemical projects - areas that we know well. As Onshore market activity levels remain stable, it provides our business with the opportunity to remain actively engaged in and pursuing front-end engineering studies which provide the platform for early engagement with clients, which can significantly de-risk project execution. Market opportunities for downstream front-end engineering studies and full engineering, procurement and construction projects are most prevalent in the Middle East, Africa and Asia markets in LNG, refining and petrochemicals.
Surface Technologies—While North America rig count and operating activity have steadily improved over the last year, the recovery has been constrained to certain oil and gas producing basins that have the ability to generate acceptable returns. The market recovery began in late 2016 in North America and has continued through the first nine months of 2017. To our benefit, we have experienced stronger demand for pressure control equipment driven by this increased activity. The pace of improvement is likely to slow with expectations of more moderate rig count growth. However, our restructuring actions taken in 2016 have reduced costs, and accordingly, we are presently capturing the economic benefits of the higher activity levels. Activity in our international surface business has been strong but continues to experience competitive pricing pressure. Pricing has stabilized but we have not seen significant recovery. We expect this competitive pricing environment to continue and to have some negative impact on operating margins into the first half of 2018.
Pro Forma Results of Operations
Unaudited supplemental pro forma results of operations for the three months and nine months ended September 30, 2016 present consolidated information as if (i) the Merger and (ii) the consolidation of legal onshore/offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant (“Yamal”) had been completed as of January 1, 2016. The pro forma results do not include any potential synergies, cost savings or other expected benefits of these transactions. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the transactions had been consummated as of January 1, 2016, nor are they indicative of future results. In order to provide comparability to the prior year pro forma results, the impact of purchase price accounting adjustments have been reflected on an equal basis.
Refer to Note 2 for further information related to the Merger and refer to Note 11 for further information related to Yamal.
Due to the size of the aforementioned transactions relative to the size of historical results of operations and for purposes of comparability, management’s discussion of the consolidated and segment results of operations are provided on the basis of comparing actual results of operations for the three and nine months ended September 30, 2017 to pro forma results of operations for the three and nine months ended September 30, 2016.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended September 30,			Change (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma**	2016	$	%
Revenue	$4,140.9	$5,038.2	$2,375.7	(897.3)	(17.8)
Costs and expenses:
Cost of sales	3,468.2	4,294.7	1,931.0	(826.5)	(19.2)
Selling, general and administrative expense	284.4	282.8	143.0	1.6	0.6
Research and development expense	51.1	45.3	22.0	5.8	12.8
Impairment, restructuring and other expense	59.4	34.0	10.2	25.4	74.7
Merger transaction and integration costs	9.2	44.6	14.0	(35.4)	(79.4)
Total costs and expenses	3,872.3	4,701.4	2,120.2	(829.1)	(17.6)
Other income (expense), net	30.0	81.0	81.7	(51.0)	(63.0)
Net interest expense	(86.3)	(13.9)	(0.4)	(72.4)	*
Income from equity affiliates	17.3	46.5	67.4	(29.2)	(62.8)
Income before income taxes	229.6	450.4	404.2	(220.8)	(49.0)
Provision for income taxes	111.7	110.4	102.5	1.3	1.2
Income from continuing operations	117.9	340.0	301.7	(222.1)	(65.3)
Loss from discontinued operations, net of income taxes	—	(14.0)	—	14.0	*
Net income	117.9	326.0	301.7	(208.1)	(63.8)
Net loss attributable to noncontrolling interests	3.1	1.0	0.7	2.1	*
Net income attributable to TechnipFMC plc	$121.0	$327.0	$302.4	(206.0)	(63.0)
_______________________

*	Not meaningful
**	Refer to “Pro Forma Results of Operations” above for further information related to the presentation of and transactions included in pro forma results for the three months ended September 30, 2016.
Revenue
Revenue decreased $897.3 million in the third quarter of 2017 compared to the prior-year quarter on a pro forma basis, primarily resulting from a sharp decline in Subsea activities in the Europe and Africa region due to lower order activity during 2015 and 2016, leading to a lower backlog of business coming into the current year. Revenue also modestly decreased for Onshore/Offshore businesses year-over-year on a pro forma basis, due to the completion of several projects since the prior year period, partially offset by increased activity in the Middle East and Africa regions. Partially offsetting the net decreases in Subsea and Onshore/Offshore were the benefits of increased Surface well completion activities in North America.
Gross profit
Gross profit (revenue less cost of sales) increased as a percentage of sales to 16.2% in the third quarter of 2017, from 14.8% in the prior-year quarter on a pro forma basis. The improvement in gross profit as a percentage of sales was primarily due to the reduction of cost of sales year-over-year on a pro forma basis as a result of the realization of cost reduction opportunities on certain projects and a more favorable cost structure, the successful progression of several major projects with good margin performance, and improved product mix related to fluid control sales.
Selling, general and administrative expense
Selling, general and administrative expense increased $1.6 million year-over-year on a pro forma basis, resulting from higher expenses associated with long-term incentive plans and new grants, partially offset by the benefit of lower headcount across all reporting segments and decreased sales commissions.

Impairment, restructuring and other expense
Impairment, restructuring and other expense increased by $25.4 million year-over-year on a pro forma basis. Impairment, restructuring and other expense for the third quarter of 2017 included $8.2 million of impairment expense. In recent years, we have implemented restructuring plans across our businesses to reduce costs and better align our workforce with anticipated activity levels. In the current period we have also incurred expenses of $10.9 million due to lost productivity associated with the impacts of Hurricane Harvey.
Merger transaction and integration costs
Merger transaction and integration costs of $9.2 million were incurred in the third quarter of 2017 due to integration expenses associated with the Merger. A significant portion of the expenses recorded in the period are related to facility lease termination charges, with a substantially lower portion related to integration activities pertaining to combining the two legacy companies. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other income (expense), net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the third quarter of 2017, we recognized $19.3 million of net foreign exchange gains, compared with $83.5 million of foreign exchange gains in the prior year period.
Net interest expense
The increase in interest expense was due to the changes in the fair value of the financial liability. During the three month period ended September 30, 2017, we revalued the liability to reflect current expectations about the obligation and recognized a loss of $73.3 million. Refer to Note 11 for further information regarding our other liabilities. Refer to Note 18 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.
Provision (benefit) for income taxes
Our income tax provision for the third quarter of 2017 and the third quarter of 2016 on a historical basis reflected effective tax rates of 48.6% and 25.4%, respectively. The year-over-year increase in the effective tax rate was primarily due to an unfavorable change in the forecasted country mix of earnings and increases in our valuation allowance due to additional losses generated during the year for which no tax benefit is expected to be realized. In addition, individual tax items, combined with lower profitability in the current period, had a greater impact on the effective rate in the three months ended September 30, 2017 as compared to the same period in 2016.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine Months Ended September 30,			Change (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma**	2016	$	%
Revenue	$11,373.9	$14,689.1	$7,151.9	$(3,315.2)	(22.6)
Costs and expenses:
Cost of sales	9,610.5	12,648.4	5,863.7	(3,037.9)	(24.0)
Selling, general and administrative expense	806.5	934.9	434.0	(128.4)	(13.7)
Research and development expense	143.6	157.3	67.8	(13.7)	(8.7)
Impairment, restructuring and other expense	56.8	185.1	109.7	(128.3)	(69.3)
Merger transaction and integration costs	87.2	61.3	30.7	25.9	42.3
Total costs and expenses	10,704.6	13,987.0	6,505.9	(3,282.4)	(23.5)
Other income (expense), net	43.2	(28.8)	(17.5)	72.0	*
Net interest expense	(240.5)	(14.5)	(21.4)	(226.0)	*
Income from equity affiliates	39.4	28.9	72.8	10.5	36.3
Income from continuing operations before income taxes	511.4	687.7	679.9	(176.3)	(25.6)
Provision for income taxes	249.7	196.3	153.8	53.4	27.2
Income from continuing operations	261.7	491.4	526.1	(229.7)	(46.7)
Loss from discontinued operations, net of income taxes	—	(14.0)	—	14.0	*
Net income	261.7	477.4	526.1	(215.7)	(45.2)
Net loss attributable to noncontrolling interests	5.5	1.4	1.0	4.1	*
Net income attributable to TechnipFMC plc	$267.2	$478.8	$527.1	$(211.6)	(44.2)
_______________________

*	Not meaningful
**	Refer to “Pro Forma Results of Operations” above for further information related to the presentation of and transactions included in pro forma results for the nine months ended September 30, 2016.
Revenue
Revenue decreased $3,315.2 million in the first nine months of 2017 compared to the prior-year period on a pro forma basis, primarily resulting from a sharp decline in Subsea activities in the Europe and Africa region due to lower order activity during 2015 and 2016, leading to a lower backlog of business coming into the current year. The decrease was also attributable to the completion of several projects and lower vessel utilization. Revenue also decreased across all Onshore/Offshore businesses year-over-year on a pro forma basis, primarily driven by lower levels of project backlog coming into the year impacting our Middle East, North America and South America businesses.
Gross profit
Gross profit (revenue less cost of sales) increased as a percentage of sales to 15.5% in the first nine months of 2017, from 13.9% in the prior-year on a pro forma basis. The improvement in gross profit as a percentage of sales was primarily due to the reduction of cost of sales year-over-year on a pro forma basis as a result of the realization of cost reduction opportunities on certain projects and a lower overall cost structure, the successful progression of several major projects with good gross margin performance and the benefit of a better product mix.
Selling, general and administrative expense
Selling, general and administrative expense decreased $128.4 million year-over-year on a pro forma basis, resulting from lower headcount across all reporting segments and decreased sales commissions.

Impairment, restructuring and other expense
Impairment, restructuring and other expense decreased by $128.3 million year-over-year on a pro forma basis. Impairment, restructuring and other expense for the first nine months of 2017 included $9.0 million of impairment expense.
In recent years, we have implemented restructuring plans across our businesses to reduce costs and better align our workforce with anticipated activity levels. Thus, we previously incurred significant restructuring expenses in 2016. In the current period we have also incurred expenses of $10.9 million due to lost productivity associated with the impacts of Hurricane Harvey. In recent years, we have implemented restructuring plans across our businesses to reduce costs and better align our workforce with anticipated activity levels. Thus, we previously incurred significant restructuring expenses in 2016.
Merger transaction and integration costs
We incurred merger transaction and integration costs of $87.2 million during the first nine months of 2017 due to the Merger. A significant portion of the expenses recorded in the period are related to transaction and leased facility termination fees, with a lower portion related to integration activities pertaining to combining the two legacy companies. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other income (expense), net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first nine months of 2017, we recognized $0.3 million of net foreign exchange gains, compared with $13.6 million of foreign exchange losses in the prior year period.
Net interest expense
The increase in interest expense was due to the changes in the fair value of the financial liability. During the nine month period ended September 30, 2017 we revalued the liability to reflect current expectations about the obligation and recognized a loss of $202.9 million. Refer to Note 11 for further information regarding our other liabilities. Refer to Note 18 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.
Provision for income taxes
Our income tax provisions for the first nine months of 2017 and 2016 reflected effective tax rates of 48.8% and 22.6%, respectively. The year-over-year increase in the effective tax rate was primarily due to an unfavorable change in the forecasted country mix of earnings and increases in our valuation allowance due to additional losses generated during the year for which no tax benefit is expected to be realized. In addition, individual tax items, combined with lower profitability in the current period, had a greater impact on the effective rate in the nine months ended September 30, 2017 as compared to the same period in 2016.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 19 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea

	Three Months Ended September 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$1,478.2	$2,346.6	$1,560.3	(868.4)	(37.0)
Operating profit	$102.8	$357.7	$282.0	(254.9)	(71.3)

Operating profit as a percentage of revenue	7.0%	15.2%	18.1%		(8.2	) pts.
Subsea revenue decreased $868.4 million year-over-year on a pro forma basis, primarily due to lower project activity in the Europe and Africa region and lower activity in our Europe, Africa and North America Subsea services businesses. The lower project activity was substantially due to the reduced backlog levels at the beginning of the period as a result of slower project awards in 2015 and 2016. Additionally, the decrease in revenue was attributable to the completion of several projects during the third quarter of 2017.
Subsea operating profit as a percent of revenue decreased year-over-year on a pro forma basis and was driven primarily by lower project and subsea service activity levels, reduced vessel utilization, and a $18.2 million increase on a pro forma basis in impairment, restructuring and other severance charges.
Operating profit in the third quarter of 2017 included $22.8 million of impairment, restructuring and other severance charges compared to $4.6 million in the third quarter of 2016 on a pro forma basis.
Onshore/Offshore

	Three Months Ended September 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$2,308.1	$2,398.8	$815.4	(90.7)	(3.8)
Operating profit	$206.4	$118.6	$70.9	87.8	74.0

Operating profit as a percentage of revenue	8.9%	4.9%	8.7%		4.0	pts.
Onshore/Offshore revenue decreased $90.7 million year-over-year on a pro forma basis. In December 2016, we increased our stake in the Yamal joint venture and became the controlling shareholder, resulting in full consolidation of the joint venture into the consolidated financial statements. Revenues declined due to lower activity in North America due to the delivery of several projects in 2016 and early 2017, partially offset by increased activity in the Middle East and Asia Pacific.
Onshore/Offshore operating profit as a percentage of revenue increased year-over-year on a pro forma basis, primarily due to the successful progression of several major projects, including Yamal and Prelude FLNG.
Operating profit in the third quarter of 2017 included $28.9 million of impairment, restructuring and other severance charges compared to $5.2 million in the third quarter of 2016 on a pro forma basis.

Surface Technologies

	Three Months Ended September 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$353.9	$295.2	$—	58.7	19.9
Operating profit (loss)	$49.0	$(17.4)	$—	66.4	*

Operating profit (loss) as a percentage of revenue	13.8%	(5.9)%			19.7
 _______________________

*	Not meaningful
Surface Technologies revenue increased $58.7 million year-over-year on a pro forma basis. Revenue increased in our surface international and surface Americas businesses year-over-year on a pro forma basis, partially offset by a decrease in revenue in our loading systems and measurement solutions businesses. The increase was driven primarily by higher activity in North America due to improved rig count and completion intensity, partially offset by the flow-through to revenue of more competitively priced backlog in international markets and lower activity in our measurement solutions and loading systems businesses
Surface Technologies operating profit as a percent of revenue increased year-over-year on a pro forma basis and was driven primarily by increased volume in flowline and well service pump products in our surface Americas business, and a $7.4 million decrease in impairment, restructuring and other severance charges.
Operating profit in the third quarter of 2017 included $7.8 million of impairment, restructuring and other severance charges compared to $15.2 million in 2016 on a pro forma basis.
Corporate Items

	Three Months Ended September 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Corporate expense	$(42.3)	$5.4	$51.7	(47.7)	*
 _______________________

*	Not meaningful

Corporate expense increased year-over-year on a proforma basis. Corporate expense in the third quarter of 2017 included $13.2 million of business combination transaction and integration costs related to the Merger and $19.3 million of foreign currency exchange gains.

SEGMENT RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 19 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea

	Nine Months Ended September 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017 (1)	2016 Pro Forma	2016	$	%
Revenue	$4,585.2	$7,126.4	$4,624.7	(2,541.2)	(35.7)
Operating profit	$393.1	$836.3	$669.9	(443.2)	(53.0)

Operating profit as a percent of revenue	8.6%	11.7%	14.5%		(3.1	) pts.
_______________________

(1)
Due to the Merger, there were 8.5 months included in the first nine months of 2017 for legacy FMC Technologies, compared with nine months in 2016. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Subsea revenue decreased $2,541.2 million year-over-year on a pro forma basis primarily due to lower project activity in the Europe and Africa region and lower activity in our Europe, Africa and North America Subsea services businesses. The lower project activity was substantially due to the reduced backlog levels at the beginning of the period as a result of slower project awards in 2015 and 2016. Additionally, the decrease in revenue was attributable to the completion of several projects during the first nine months of 2017, lower subsea service activity, and lower vessel utilization year-over-year on a pro forma basis primarily due to high vessel campaigns in Africa and Asia in the prior year.
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
Subsea operating profit for the first nine months of 2017 included $35.5 million in restructuring, impairment and other severance charges compared to $29.6 million in the prior year on a pro forma basis.

Onshore/Offshore

	Nine Months Ended September 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$5,885.0	$6,629.1	$2,527.2	(744.1)	(11.2)
Operating profit	$553.7	$239.5	$139.8	314.2	131.2

Operating profit as a percent of revenue	9.4%	3.6%	5.5%		5.8	pts.
Onshore/Offshore revenue decreased $744.1 million year-over-year. In December 2016, we increased our stake in the Yamal joint venture and became the controlling shareholder, resulting in full consolidation of the joint venture into the consolidated financial statements. Revenues were lower due to reduced project activity across all geographical regions. Additionally, the decrease in revenue was attributable to lower activity in North America and South America due to the delivery of several projects in 2016 and early 2017.
Onshore/Offshore operating profit as a percentage of revenue increased year-over-year on a pro forma basis due to a favorable mix of project margins, successful progression of several major projects including Yamal and Prelude FLNG, and the successful resolution of contract disputes.
Operating profit in the first nine months of 2017 compared to the first nine months of 2016 on a pro forma basis was favorably impacted by a decrease of $68.9 million related to impairment, restructuring and other severance charges in the prior year.

Surface Technologies

	Nine Months Ended September 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Revenue	$902.3	$948.6	$—	(46.3)	(4.9)
Operating profit (loss)	$29.4	$(116.7)	$—	146.1	*

Operating profit (loss) as a percent of revenue	3.3%	(12.3)%			15.6	pts.
 _______________________

*	Not meaningful
Surface Technologies revenue decreased $46.3 million year-over-year on a pro forma basis. Revenue decreased in our surface international, measurement solutions and loading systems businesses year-over-year on a pro forma basis, partially offset by an increase in revenue in our surface Americas businesses. The decrease was driven primarily by the flow-through to revenue of more competitively priced backlog in international markets and lower activity in our measurement solutions and loading systems businesses.
Surface Technologies operating profit as a percent of revenue increased year-over-year on a pro forma basis and was driven primarily by increased volume in flowline and well service pump products in our surface Americas business and a $48.9 million decrease in impairment, restructuring and other severance charges.
Operating profit in the first nine months of 2017 included $12.0 million of impairment, restructuring and other severance charges compared to $60.9 million in 2016 on a pro forma basis.
Corporate Items

	Nine Months Ended September 30,			Favorable/(Unfavorable) (2017 vs. 2016 Pro Forma)
(In millions, except %)	2017	2016 Pro Forma	2016	$	%
Corporate expense	$(224.3)	$(256.9)	$(108.4)	32.6	*
 _______________________

*	Not meaningful

Corporate expense decreased year-over-year on a proforma basis. Corporate expense in the first nine months of 2017 primarily reflected $8.4 million of impairment, restructuring and other severance charges and $87.2 million of business combination transaction and integration costs related to the Merger.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders—Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Subsea	$979.8	$550.8	$3,418.8	$1,881.3
Onshore/Offshore	1,153.0	1,155.6	2,938.7	2,497.6
Surface Technologies	329.1	—	846.9	—
Total inbound orders	$2,461.9	$1,706.4	$7,204.4	$4,378.9
Order backlog—Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	September 30, 2017	December 31, 2016	September 30, 2016
Subsea	$5,948.9	$4,909.0	$5,662.9
Onshore/Offshore	7,559.3	11,834.9	8,035.9
Surface Technologies	394.2	—	—
Total order backlog	$13,902.4	$16,743.9	$13,698.8
Subsea. Order backlog for Subsea at September 30, 2017, increased by $1,039.9 million compared to December 31, 2016. Subsea backlog of $5.9 billion at September 30, 2017, was composed of various subsea projects, including Total’s Kaombo; Petrobras’ pipelay support vessel and pre-salt tree awards; Mellitah’s Bahr Essalam; Shell’s Appomattox; Eni’s Coral; Woodside’s Greater Enfield; Statoil’s Peregrino Phase II; and BP’s Shah Deniz.
Onshore/Offshore. Onshore/Offshore order backlog at September 30, 2017, decreased by $4.3 billion compared to December 31, 2016. Onshore/Offshore backlog of $7.6 billion was composed of various projects, including Yamal LNG; Enoc’s Jebel Ali refinery expansion; Sibur’s Zapsib-2; Total’s Martin Linge; Adma Opco’s Umm Lulu Phase 2; Shell’s Prelude FLNG; and Eni’s Ghana onshore receiving gas terminal.

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

(In millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$6,896.1	$6,269.3
Less: Short-term debt and current portion of long-term debt	473.2	683.6
Less: Long-term debt, less current portion	3,167.4	1,869.3
Net (debt) cash	$3,255.5	$3,716.4
The gross change in the debt and cash components of our net (debt) cash position was primarily due to the Merger. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
We generated $279.0 million and $268.4 million in cash flows from operating activities during the nine months ended September 30, 2017 and 2016, respectively. The slight increase in cash provided by operating activities was due to the change in trade receivables, costs in excess of billings, advance payments and billings in excess of costs. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts in our portfolio of projects.
Investing activities provided $1,334.4 million and used $187.3 million in cash flows during the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided by investing activities was due to the Merger. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing activities used $1,056.1 million and $583.5 million in cash flows during the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash flows from financing activities was due to the payments related to taxes withheld on stock-based compensation and a decrease in our commercial paper position during the nine months ended September 30, 2017.

Debt and Liquidity
Credit Facility—The following is a summary of our revolving credit facility at September 30, 2017:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$—	$839.8	$—	$1,660.2	January 2022
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $839.8 million of commercial paper issued under our facility at September 30, 2017. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at September 30, 2017.
As of September 30, 2017, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $1,660.2 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. While we will continue to reach payment milestones on our projects, we expect our consolidated operating cash flow in 2017 to decrease as a result of the negative impact the decline in commodity prices and the corresponding impact the industry downturn is having on our overall business in terms of the number of new projects awarded and the payment terms and conditions of such project awards. Given the protracted downturn in the oilfield services industry, some key customers have requested the possibility of deferred payments. Additionally, our primary customer in Brazil has requested some re-scheduling of backlog deliveries in order to better match equipment deliveries with their operating schedule requirements and to better align cash flow capabilities. Consequently, any payment deferrals, discounts on pricing, or material product delivery delays that may ultimately be mutually agreed to with our key customers may adversely affect our results of operations and cash flows.
We project spending approximately $250 million in 2017 for capital expenditures, largely towards maintenance expenditures in our subsea service business. However, projected capital expenditures for 2017 do not include any contingent capital that may be needed to respond to a contract award.
Our board of directors has authorized $500 million for repurchase of shares to be executed over the remainder of 2017 and 2018.  Also, on October 25, 2017, it was announced that our Board of Directors has authorized and declared an initial quarterly cash dividend of $0.13 per ordinary share. We implemented a court-approved reduction of our capital, which completed on June 29, 2017, in order to create distributable profits to support the payment of possible future dividends or future share repurchases.

During the remainder of 2017, we expect to make contributions of approximately $2.9 million to our international pension plans. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Additionally, we expect to make payments of approximately $1.6 million to our U.S. Non-Qualified Defined Benefit Pension Plan during the remainder of 2017.

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
A significant portion of our total revenue recognized under the percentage of completion method of accounting relates to our Onshore/Offshore and Subsea segments, primarily for the entire range of onshore facilities, fixed and floating offshore oil and gas facilities and subsea exploration and production equipment projects that involve the design, engineering, manufacturing, construction, and assembly of complex, customer-specific systems.
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
As of September 30, 2017, we believe that it is not more likely than not that we will generate future taxable income in certain jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of September 30, 2017, we believe that it is more likely than not that we will have future taxable income in the United States to utilize our deferred tax assets. Therefore, we have not provided a valuation allowance against the cumulative net operating loss.
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
Impairment of Goodwill

Goodwill is not subject to amortization but is tested for impairment on an annual basis, or more frequently if impairment indicators arise. We have established October 31 as the date of our annual test for impairment of goodwill. Reporting units with goodwill are tested for impairment using a quantitative impairment test.

When using the quantitative impairment test, determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We estimate the fair value of our reporting units using a discounted future cash flow model. The majority of the estimates and assumptions used in a discounted future cash flow model involve unobservable inputs reflecting management’s own assumptions about the assumptions market participants would use in estimating the fair value of a business. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and do not reflect unanticipated events and circumstances that may occur.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At September 30, 2017 and December 31, 2016, substantially all of our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.
These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.
Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies at September 30, 2017, would have changed our revenue and income before income taxes attributable to TechnipFMC by approximately 5% and 8%, respectively.
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
Interest Rate Risk
We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. Considering that the difference between the spot rate and the forward rate is proportional to the differences in the interest rates of the countries of the currencies being traded, we have exposure in the unrealized valuation of our forward foreign currency contracts to relative changes in interest rates between countries in our results of operations. Based on our portfolio as of September 30, 2017, we have material positions with exposure to interest rates in the United States, Canada, Australia, Brazil, the United Kingdom, Singapore, the European Community and Norway.

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2017, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2017, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
As previously reported, we did not maintain effective controls relating to the calculation of temporary gains and losses from natural hedges on certain of its projects and related foreign exchange adjustments, and this control deficiency resulted in the restatement of our interim Condensed Consolidated Financial Statements as of, and for, the three month period ended March 31, 2017. Management determined that this control deficiency constituted a material weakness in our internal control over financial reporting and, as a result, has concluded that our internal control over financial reporting was not effective as of September 30, 2017. Additionally, this control deficiency could result in misstatements of the consolidated financial statements that would result in a material misstatement that would not be prevented or detected.
Management has taken corrective actions to address the material weakness, including the implementation of controls to ensure the accurate remeasurement of gains and losses due to foreign currency impact for the purpose of external reporting. Management has also revised the internal system for recording and tracking foreign currency gains and losses and for recording asset/liability project positions to ensure that proper remeasurement procedures are performed. With successful operation of these modifications, we expect to test these modifications to determine timing of full remediation in subsequent quarters.
Other than the changes in our internal control over financial reporting implemented after March 31, 2017 to address the material weakness noted above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our chief executive officer and chief financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective at a reasonable assurance level. As a result of the material weakness, management has concluded that our internal control over financial reporting was not effective as of September 30, 2017.
The Company has reviewed the process to calculate the foreign currency remeasurement effect and has implemented revisions and additional controls designed to ensure that similar computational errors will not recur. To remediate the material weakness in our internal control over financial reporting, the Company will establish policies and procedures for the review, approval and application of GAAP to, and disclosure with respect to, calculations of foreign currency effects.
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
As customary for the types of businesses which we operate, we often agree to provide products and services under fixed-price contracts. We are subject to material risks in connection with such fixed-price contracts. Actual expenses incurred in executing a fixed-price contract can vary substantially from those originally anticipated for several reasons including, but not limited to, the following:

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
We often enter into large, long-term contracts that, collectively, represent a significant portion of our revenue. These agreements, if terminated or breached, may have a larger impact on our operating results or our financial condition than shorter-term contracts due to the value at risk. Moreover, the global market for the production, transportation and transformation of hydrocarbons and by-products, as well as the other industrial markets in which we operate, is dominated by a small number of companies. As a result, our business relies on a limited number of customers. If we were to lose several key contracts, customers or alliances over a relatively short period of time, we could experience a significant adverse impact on our financial condition, results of operations or cash flows.
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
Our international operations are subject to anti-corruption laws and regulations, such as the FCPA, the U.K. Bribery Act of 2010 (the “Bribery Act”), the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act) and economic and trade sanctions, including those administered by the United Nations, the European Union, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“U.S. Treasury”) and the U.S. Department of State. The FCPA prohibits providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories and designated persons.
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
Environmental laws and regulations in various countries affect the equipment, systems and services we design, market and sell, as well as the facilities where we manufacture our equipment and systems. We are required to invest financial and managerial resources to comply with environmental laws and regulations and believe that we will continue to be required to do so in the future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of orders enjoining our operations. These laws and regulations, as well as the adoption of new legal requirements or other laws and regulations affecting exploration and development of drilling for crude oil and natural gas, could adversely affect our business and operating results by increasing our costs, limiting the demand for our products and services or restricting our operations.
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
We operate in various countries across the world. Instability and unforeseen changes in any of the markets in which we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East, and the Commonwealth of Independent States, could have an adverse effect on the demand for our services and products, our financial condition or our results of operations. These factors include, but are not limited to, the following:

•	nationalization and expropriation;

•	potentially burdensome taxation;

•	inflationary and recessionary markets, including capital and equity markets;

•	civil unrest, labor issues, political instability, terrorist attacks, cyber-terrorism, military activity and wars;

•	supply disruptions in key oil producing countries;

•	the ability of OPEC to set and maintain production levels and pricing;

•	trade restrictions, trade protection measures or price controls;

•	foreign ownership restrictions;

•	import or export licensing requirements;

•	restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;

•	changes in, and the administration of, laws and regulations;

•	inability to repatriate income or capital;

•	reductions in the availability of qualified personnel;

•	foreign currency fluctuations or currency restrictions; and

•	fluctuations in the interest rate component of forward foreign currency rates.
DTC and Euroclear Paris may cease to act as depository and clearing agencies for our shares.
Our shares were issued into the facilities of The Depository Trust Company (“DTC”) with respect to shares listed on the New York Stock Exchange (“NYSE”) and Euroclear with respect to shares listed on Euronext Paris (DTC and Euroclear being referred to as the “Clearance Services”). The Clearance Services are widely used mechanisms that allow for rapid electronic transfers of securities between the participants in their respective systems, which include many large banks and brokerage firms. The Clearance Services have general discretion to cease to act as a depository and clearing agencies for our shares. If either of the Clearance Services determine at any time that our shares are not eligible for continued deposit and clearance within its facilities, then we believe that our shares would not be eligible for continued listing on the NYSE or Euronext Paris, as applicable, and trading in our shares would be disrupted. While we would pursue alternative arrangements to preserve the listing and maintain trading, any such disruption could have a material adverse effect on the trading price of our shares.
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
As an English public limited company, we must meet certain additional financial requirements before we may declare dividends or repurchase shares and certain capital structure decisions may require stockholder approval which may limit our flexibility to manage our capital structure.
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
We may not be able to pay dividends or repurchase shares of our ordinary shares in accordance with our announced intent or at all.
The Board of Directors’ determinations regarding dividends and share repurchases will depend on a variety of factors, including our net income, cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Our ability to declare future dividends and make future share repurchases will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and services and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate cash depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, regulatory changes, capital expenditures or debt servicing requirements.
Any failure to pay dividends or repurchase shares of our ordinary shares could negatively impact our reputation, harm investor confidence in us, and cause the market price of our ordinary shares to decline.
Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our obligations under our outstanding debt.
We have substantial existing debt. As of September 30, 2017, after giving effect to the Merger, our total debt would have been $3.6 billion. We also have the capacity under our $2.5 billion credit facility and bilateral facilities to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

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
We have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the merger. In addition to the cost and expenses associated with the consummation of the merger, there are also processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of Technip and FMC Technologies. While both Technip and FMC Technologies have assumed that a certain level of expenses would be incurred in connection with the merger and continue to assess the magnitude of these costs, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses. There may also be significant additional unanticipated costs in connection with the merger that we may not recoup. These costs and expenses could reduce the realization of efficiencies and strategic benefits we expect to achieve from the merger. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.
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
We believe that the Section 7874 Percentage was less than 60% such that the Third Country Rule is not expected to apply to us and the Section 4985 Excise Tax is not expected to apply to any such “disqualified individuals.” However, the calculation of the Section 7874 Percentage is complex and is subject to detailed U.S. Treasury regulations (the application of which is uncertain in various respects and would be impacted by changes in such U.S. Treasury regulations). In addition, there can be no assurance that there will not be a change in law, including with retroactive effect, which might cause us to be treated as a U.S. domestic corporation for U.S. federal income tax purposes. Accordingly, we cannot assure you that the IRS will agree with our position and/or would not successfully challenge our status as a foreign corporation.
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
We and our subsidiaries are subject to tax laws and regulations in the United Kingdom, the United States, France and numerous other jurisdictions in which we and our subsidiaries operate. These laws and regulations are inherently complex, and we are and will continue to be obligated to make judgments and interpretations about the application of these laws and regulations to our operations and businesses. The interpretation and application of these laws and regulations could be challenged by the relevant governmental authorities, which could result in administrative or judicial procedures, actions or sanctions, which could be material.
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
In this regard, we have a permanent establishment in France to satisfy certain French tax requirements imposed by the French Tax Code with respect to the Technip Merger. Although it is intended that we will be treated as having our exclusive place of tax residence in the United Kingdom, the French tax authorities may claim that we are a tax resident of France if we were to fail to maintain our “place of effective management” in the United Kingdom due to the French tax authorities having deemed that certain strategic decisions of TechnipFMC have been taken at the level of our French permanent establishment rather than in the United Kingdom. Any such claim would need to be settled between the French and the U.K. tax authorities pursuant to the mutual assistance procedure provided for by the tax treaty dated June 19, 2008 concluded between France and the United Kingdom, and there is no assurance that these authorities would reach an agreement that we will remain exclusively a U.K. tax resident, which could materially and adversely affect our business, financial condition, results of operations and future prospects. A failure to maintain exclusive tax residency in the United Kingdom could result in adverse tax consequences to us and our subsidiaries and could result in different tax consequences of owning and disposing of our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2017.
The following table summarizes repurchases of our ordinary shares during the three months ended September 30, 2017.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2017—July 31, 2017	590	$28.22	—	—
August 1, 2017—August 31, 2017	300	$25.58	—	—
September 1, 2017—September 30, 2017	130,240	$27.47	129,800	18,375,011
Total	131,130		129,800	18,375,011
 _______________________

(a)
Represents 129,800 shares of ordinary shares repurchased and canceled and 1,330 ordinary shares purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 7,730 shares of registered ordinary shares held in this trust, as directed by the beneficiaries during the three months ended September 30, 2017.

(b)
In April 2017, we announced a repurchase plan approved by our Board of Directors authorizing up to $500 million to repurchase shares of our issued and outstanding ordinary shares through open market purchases. Following a court-approved reduction of our capital, we implemented our share repurchase program on September 25, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Disclosures pursuant to Section 13(r) of the Securities Exchange Act
Pursuant to section 13(r) of the Exchange Act, two of our non-U.S. subsidiaries have contracts with entities in Iran. We have prepared a feasibility study related to improvements to an olefins plant in Iran. We are also providing engineering and design services for the construction of an ethylene plant in Iran, which is expected to be completed by the end of 2018. All activities were conducted, and will be conducted, outside the United States by non-U.S. entities in compliance with applicable law. We received no revenue under either contract for the three and nine months ended September 30, 2017. The expected gross revenue from the olefins plant and the ethylene plant is 250,000 Euros and 8,000,000 Euros, respectively, which is less than 0.18% of our pro forma revenues for the fiscal year ended December 31, 2016.  Net profit from the two contracts is unknown at this time.

Position of Chief Operating Officer

On November 6, 2017, we announced that Julian Waldron, currently Executive Vice President and Chief Operating Officer of TechnipFMC, will transition to the role of Special Advisor, Integration and Efficiency Program, effective immediately.

Rule 14a-8 Stockholder Proposal Deadline

The deadline for stockholder proposals to be included in the proxy statement and form of proxy pursuant to Rule 14a-8 for the 2018 Annual General Meeting of Shareholders is December 15, 2017.

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended September 30, 2017.

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1
Business Combination Agreement, dated as of June 14, 2016, by and among FMC Technologies, Inc., TechnipFMC plc (f/k/a FMC Technologies SIS Limited) and Technip S.A. (incorporated by reference from Annex A-1 to the Registration Statement on Form S-4, as amended, filed on October 21, 2016) (File No. 333-213067)

3.1	Articles of Association of TechnipFMC plc (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
4.1
Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.2
First Supplemental Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association, as trustee (including the form of 2.00% Senior Notes due 2017) (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.3
Second Supplemental Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association, as trustee (including the form of 3.45% Senior Notes due 2022) (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.4
Registration Rights Agreement, dated March 29, 2017, between TechnipFMC plc, and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as dealer managers (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

10.1
Form of Restricted Stock Unit Grant Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.2
Form of Restricted Stock Unit Grant Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.3
Form of Performance Stock Unit Grant Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.4	Performance Stock Unit Grant Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee)
10.5
Form of NonQualified Stock Option Grant Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

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
TechnipFMC plc
(Registrant)

/s/ Maryann T. Mannen
Maryann T. Mannen
Executive Vice President and Chief Financial Officer (Principal Financial Officer and a Duly Authorized Officer)
Date: November 8, 2017