Form 10-Q
period 2018-03-31
TechnipFMC plc
filed 2018-05-15
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2018
Ordinary shares, $1.00 par value per share	461,721,894

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of TechnipFMC plc (the Company, we, us, or our) contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as the following:

•
the remedial measures to address the Company’s material weaknesses could be insufficient or additional issues relating to disclosure controls and procedures or internal control over financial reporting could be identified;

•	unanticipated changes relating to competitive factors in our industry;

•	demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	potential liabilities arising out of the installation or use of our products;

•	cost overruns related to our fixed price contracts or asset construction projects that may affect revenues;

•	our ability to timely deliver our backlog and its effect on our future sales, profitability, and our relationships with our customers;

•	our reliance on subcontractors, suppliers, and joint venture partners in the performance of our contracts;

•	our ability to hire and retain key personnel;

•	piracy risks for our maritime employees and assets;

•	the potential impacts of seasonal and weather conditions;

•	the cumulative loss of major contracts or alliances;

•	U.S. and international laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	risks associated with The Depository Trust Company and Euroclear for clearance services for shares traded on the NYSE and Euronext Paris, respectively;

•	results of the United Kingdom’s referendum on withdrawal from the European Union;

•	risks associated with being an English public limited company, including the need for court approval of “distributable profits” and stockholder approval of certain capital structure decisions;

•	our ability to pay dividends or repurchase shares in accordance with our announced capital allocation plan;

•	compliance with covenants under our debt instruments and conditions in the credit markets;

•	downgrade in the ratings of our debt could restrict our ability to access the debt capital markets;

•	the outcome of uninsured claims and litigation against us;

•	the risks of currency exchange rate fluctuations associated with our international operations;

•
risks that the legacy businesses of FMC Technologies, Inc. and Technip S.A. will not be integrated successfully or that the combined company will not realize estimated cost savings, value of certain tax assets, synergies and growth or that such benefits may take longer to realize than expected;

•	unanticipated merger-related costs;

•	failure of our information technology infrastructure or any significant breach of security, including related to cyber attacks;

•
risks associated with tax liabilities, the impact of changes in the U.S. federal tax code as a result of recent U.S. federal tax legislation and uncertainty as to how some of those changes may be applied, or other changes in U.S. federal or international tax laws or interpretations to which they are subject; and

•
such other risk factors set forth in our filings with the United States Securities and Exchange Commission and in our filings with the Autorité des marchés financiers or the U.K. Financial Conduct Authority.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2018	2017
Revenue
Service revenue	$2,427.4	$2,791.8
Product revenue	648.4	562.5
Lease and other revenue	49.4	33.7
Total revenue	3,125.2	3,388.0

Costs and expenses
Cost of service revenue	1,952.5	2,377.6
Cost of product revenue	534.8	577.7
Cost of lease and other revenue	37.3	25.0
Selling, general and administrative expense	303.1	254.1
Research and development expense	41.1	43.4
Impairment, restructuring and other expenses	11.5	9.7
Merger transaction and integration costs	5.6	54.7
Total costs and expenses	2,885.9	3,342.2

Other income (expense), net	(25.2)	63.5
Income from equity affiliates	14.0	9.4
Income before net interest expense and income taxes	228.1	118.7
Net interest expense	(87.4)	(82.1)
Income before income taxes	140.7	36.6
Provision for income taxes	49.3	51.8
Net income (loss)	91.4	(15.2)
Net (income) loss attributable to noncontrolling interests	3.7	(3.5)
Net income (loss) attributable to TechnipFMC plc	$95.1	$(18.7)

Earnings per share attributable to TechnipFMC plc
Basic	$0.20	$(0.04)
Diluted	$0.20	$(0.04)

Weighted average shares outstanding
Basic	464.3	466.6
Diluted	465.7	466.6

Cash dividends declared per share	$0.13	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net income (loss)	$91.4	$(15.2)
Foreign currency translation adjustments(a)	2.4	6.6

Net unrealized gains on available-for-sale securities
Net unrealized gains arising during the period	—	0.8
Net unrealized gains on available-for-sale securities(b)	—	0.8

Net gains on hedging instruments
Net gains arising during the period	11.2	24.7
Reclassification adjustment for net losses included in net income	0.2	34.4
Net gain on hedging instruments(c)	11.4	59.1

Pension and other post-retirement benefits
Net losses arising during the period	(0.4)	—
Reclassification adjustment for amortization of prior service cost included in net income	—	0.1
Reclassification adjustment for amortization of net actuarial loss included in net income	—	0.4
Net pension and other postretirement benefits(d)	(0.4)	0.5
Other comprehensive income, net of tax	13.4	67.0
Comprehensive income	104.8	51.8
Comprehensive loss (income) attributable to noncontrolling interest	2.1	(3.7)
Comprehensive income attributable to TechnipFMC plc	$106.9	$48.1

a.	Net of income tax (expense) benefit of nil and $(0.7) for the three months ended March 31, 2018 and 2017, respectively.

b.	Net of income tax (expense) benefit of nil and nil for the three months ended March 31, 2018 and 2017, respectively.

c.	Net of income tax (expense) benefit of $(3.2) and $(18.6) for the three months ended March 31, 2018 and 2017, respectively.

d.	Net of income tax (expense) benefit of $0.2 and $0.2 for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$6,220.6	$6,737.4
Trade receivables, net of allowances of $130.9 in 2018 and $117.4 in 2017	2,444.0	1,484.4
Contract assets	1,470.1	1,755.5
Inventories, net	1,036.8	987.0
Derivative financial instruments	104.6	78.3
Income taxes receivable	319.0	337.0
Advances paid to suppliers	424.7	391.3
Other current assets	1,153.7	1,206.2
Total current assets	13,173.5	12,977.1
Investments in equity affiliates	287.1	272.5
Property, plant and equipment, net of accumulated depreciation of $2,063.2 in 2018 and $1,947.9 in 2017	3,900.3	3,871.5
Goodwill	9,012.2	8,929.8
Intangible assets, net of accumulated amortization of $535.1 in 2018 and $486.9 in 2017	1,301.6	1,333.8
Deferred income taxes	480.2	454.7
Derivative financial instruments	74.5	94.9
Other assets	298.4	329.4
Total assets	$28,527.8	$28,263.7

Liabilities and equity
Short-term debt and current portion of long-term debt	$87.2	$77.1
Accounts payable, trade	3,729.2	3,958.7
Contract liabilities	3,914.2	3,314.2
Accrued payroll	401.8	402.2
Derivative financial instruments	63.2	69.0
Income taxes payable	233.0	320.3
Other current liabilities	1,842.1	1,687.9
Total current liabilities	10,270.7	9,829.4
Long-term debt, less current portion	3,735.8	3,777.9
Accrued pension and other post-retirement benefits, less current portion	266.2	282.0
Derivative financial instruments	52.7	68.1
Deferred income taxes	412.7	419.7
Other liabilities	507.9	477.2
Commitments and contingent liabilities
Stockholders’ equity
Ordinary shares, $1.00 par value; 618.3 shares and 525.0 shares authorized in 2018 and 2017, respectively; 462.2 shares and 465.1 shares issued and outstanding in 2018 and 2017, respectively; 3.0 and 2.1 shares canceled in 2018 and 2017, respectively	462.2	465.1
Ordinary shares held in employee benefit trust, at cost; 0.1 shares in 2018 and 2017	(4.0)	(4.8)
Capital in excess of par value of ordinary shares	10,429.3	10,483.3
Retained earnings	3,369.5	3,448.0
Accumulated other comprehensive loss	(991.9)	(1,003.7)
Total TechnipFMC plc stockholders’ equity	13,265.1	13,387.9
Noncontrolling interests	16.7	21.5
Total equity	13,281.8	13,409.4
Total liabilities and equity	$28,527.8	$28,263.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Three Months Ended
	March 31,
	2018	2017
Cash provided (required) by operating activities
Net income (loss)	$91.4	$(15.2)
Adjustments to reconcile net income (loss) to cash provided (required) by operating activities
Depreciation	86.4	83.2
Amortization	45.4	68.0
Employee benefit plan and share-based compensation costs	7.4	8.1
Deferred income tax provision (benefit), net	(59.9)	4.0
Unrealized loss (gain) on derivative instruments and foreign exchange	7.3	(10.7)
Impairments	0.4	0.4
Income from equity affiliates, net of dividends received	(13.2)	(8.9)
Other	136.0	62.9
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(522.7)	267.7
Inventories, net	(59.7)	126.6
Accounts payable, trade	(332.2)	(168.8)
Contract liabilities	462.0	43.3
Income taxes payable (receivable), net	15.9	(88.1)
Other assets and liabilities, net	(66.1)	(221.5)
Cash provided (required) by operating activities	(201.6)	151.0

Cash provided (required) by investing activities
Capital expenditures	(53.2)	(51.2)
Cash acquired in merger of FMC Technologies, Inc. and Technip S.A. (Note 2)	—	1,479.2
Acquisitions, net of cash acquired	(62.0)	—
Proceeds from sale of assets	1.8	4.4
Other	(0.2)	10.5
Cash provided (required) by investing activities	(113.6)	1,442.9

Cash required by financing activities
Net increase (decrease) in short-term debt	2.4	4.2
Net increase (decrease) in commercial paper	(117.6)	(290.2)
Proceeds from issuance of long-term debt	0.5	—
Repayments of long-term debt	(5.3)	(534.1)
Payments related to taxes withheld on share-based compensation	—	(46.6)
Purchase of treasury stock	(92.6)	—
Other	1.4	1.2
Cash provided (required) by financing activities	(211.2)	(865.5)
Effect of changes in foreign exchange rates on cash and cash equivalents	9.6	44.0
Increase (decrease) in cash and cash equivalents	(516.8)	772.4
Cash and cash equivalents, beginning of period	6,737.4	6,269.3
Cash and cash equivalents, end of period	$6,220.6	$7,041.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	$465.1	$(4.8)	$10,483.3	$3,448.0	$(1,003.7)	$21.5	$13,409.4
Adoption of accounting standards (Note 4)	—	—	—	(91.5)	—	0.1	(91.4)
Net income (loss)	—	—	—	95.1	—	(3.7)	91.4
Other comprehensive income (loss)	—	—	—	—	11.8	1.6	13.4
Cancellation of treasury shares	(3.0)	—	(67.7)	(21.9)	—	—	(92.6)
Issuance of ordinary shares	0.1	—	—	—	—	—	0.1
Net sales of ordinary shares for employee benefit trust	—	0.8	—	—	—	—	0.8
Dividends	—	—	—	(60.2)	—	—	(60.2)
Share-based compensation	—	—	12.9	—	—	—	12.9
Other	—	—	0.8	—	—	(2.8)	(2.0)
Balance as of March 31, 2018	$462.2	$(4.0)	$10,429.3	$3,369.5	$(991.9)	$16.7	$13,281.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2017.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments as well as adjustments to our financial position pursuant to a business combination, necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ended December 31, 2018.
Principles of consolidation - The consolidated financial statements include the accounts of TechnipFMC and its majority-owned subsidiaries and affiliates. Intercompany accounts and transactions are eliminated in consolidation.
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include, but are not limited to, estimates of total contract profit or loss on long-term construction-type contracts; estimated realizable value on excess and obsolete inventory; estimates related to pension accounting; estimates related to fair value for purposes of assessing goodwill, long-lived assets and intangible assets for impairment; estimates of fair value in business combinations and estimates related to income taxes.
Investments in the common stock of unconsolidated affiliates - The equity method of accounting is used to account for investments in unconsolidated affiliates where we have the ability to exert significant influence over the affiliates operating and financial policies. The cost method of accounting is used where significant influence over the affiliate is not present. For certain construction joint ventures, we use the proportionate consolidation method, whereby our proportionate share of each entity’s assets, liabilities, revenues, and expenses are included in the appropriate classifications in the accompanying consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying consolidated financial statements.
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
Business combinations - Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The purchase price is allocated to the assets, assumed liabilities and identifiable intangible assets based on their estimated fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Transaction-related costs are expensed as incurred.
Revenue recognition - The majority of our revenue is derived from long-term contracts that can span several years. We account for revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. See Note 4 to our condensed consolidated financial statements of this Quarterly Report for further discussion of the adoption, including the impact on our 2018 financial statements.
Contract costs to obtain a contract - Our incremental direct costs of obtaining a contract are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in other current assets and other assets, respectively, in our Consolidated Balance Sheets.
We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.
Cash equivalents - Cash equivalents are highly-liquid, short-term instruments with original maturities of generally three months or less from their date of purchase.
Trade receivables, net of allowances - An allowance for doubtful accounts is provided on receivables equal to the estimated uncollectible amounts. This estimate is based on historical collection experience and a specific review of each customer’s receivables balance.
Inventories - Inventories are stated at the lower of cost or net realizable value, except as it relates to inventory measured using the last-in, first-out (“LIFO”) method, for which the inventories are stated at the lower of cost or market. Inventory costs include those costs directly attributable to products, including all manufacturing overhead, but excluding costs to distribute. Cost for a significant portion of the U.S. domiciled inventories is determined on the LIFO method. The first-in, first-out or weighted average methods are used to determine the cost for the remaining inventories. Write-downs on inventories are recorded when the net realizable value of inventories is lower than their net book value.
Property, plant and equipment - Property, plant and equipment are recorded at cost. Depreciation is principally provided on the straight-line basis over the estimated useful lives of the assets (vessels - 10 to 30 years; buildings - 10 to 50 years; and machinery and equipment - 3 to 20 years). Gains and losses are realized upon the sale or retirement of assets and are recorded in other income (expense), net on our consolidated statements of income. Maintenance and repair costs are expensed as incurred. Expenditures that extend the useful lives of property, plant and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Impairment of property, plant and equipment - Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. The carrying value of an asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the amount by which the carrying value of the long-lived asset exceeds its fair value.
Long-lived assets classified as held for sale are reported at the lower of carrying value or fair value less cost to sell.
Goodwill - Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise) by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. A reporting unit is defined as an operating segment or one level below the operating segment. We have established October 31 as the date of our annual test for impairment of goodwill. Reporting units with goodwill are tested for impairment using a quantitative impairment test known as the income approach, which estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Future revenues are also adjusted to match changes in our business strategy. If the fair value of the reporting unit is less than its carrying amount as a result of this method, then an impairment loss is recorded.
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
Intangible assets - Our acquired intangible assets are generally amortized on a straight-line basis over their estimated useful lives, which generally range from 2 to 20 years. Our acquired intangible assets do not have indefinite lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.
Capitalized software costs are recorded at cost. Capitalized software costs include purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives. For internal use software, the useful lives range from 3 to 10 years. For Internet website costs, the estimated useful lives do not exceed 3 years.
Debt instruments - Debt instruments include convertible and synthetic bonds, senior and private placement notes and other borrowings. Issuance fees and redemption premium on debt instruments are included in the cost of debt in the consolidated balance sheets, as an adjustment to the nominal amount of the debt. Loan origination costs for revolving credit facilities are recorded as an asset and amortized over the life of the underlying debt.
Fair value measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The fair value framework requires the categorization of assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities, with the exception of certain assets and liabilities measured using the net asset value practical expedient, which are not required to be leveled. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

Income taxes - Current income taxes are provided on income reported for financial statement purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established whenever management believes that it is more likely than not that deferred tax assets may not be realizable.
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
Share-based employee compensation - The measurement of share-based compensation expense on restricted share awards and performance share awards is based on the market price at the grant date and the number of shares awarded. We used the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted prior to December 31, 2016 and Black-Scholes options pricing model to measure the fair value of stock options granted on or after January 1, 2017. The share-based compensation expense for each award is recognized ratably over the applicable service period or the period beginning at the start of the service period and ending when an employee becomes eligible for retirement, after taking into account estimated forfeitures,.
Ordinary shares held in employee benefit trust - Our ordinary shares are purchased by the plan administrator of the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan and placed in a trust that we own. Purchased shares are recorded at cost and classified as a reduction of stockholders’ equity on the consolidated balance sheets.
Earnings per ordinary share (“EPS”) - Basic EPS is computed using the weighted-average number of ordinary shares outstanding during the year. We use the treasury stock method to compute diluted EPS which gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for awards granted under our incentive compensation and stock plan. The treasury stock method assumes proceeds that would be obtained upon exercise of awards granted under our incentive compensation and stock plan are used to purchase outstanding ordinary shares at the average market price during the period.
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
Foreign currency - Financial statements of operations for which the U.S. dollar is not the functional currency, and which are located in non-highly inflationary countries, are translated into U.S. dollars prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash, cash equivalents and debt in hyperinflationary economies are included in interest income or expense.

For certain committed and anticipated future cash flows and recognized assets and liabilities which are denominated in a foreign currency, we may choose to manage our risk against changes in the exchange rates, when compared against the functional currency, through the economic netting of exposures instead of derivative instruments. Cash outflows or liabilities in a foreign currency are matched against cash inflows or assets in the same currency, such that movements in exchange rates will result in offsetting gains or losses. Due to the inherent unpredictability of the timing of cash flows, gains and losses in the current period may be economically offset by gains and losses in a future period.  All gains and losses are recorded in our consolidated statements of income in the period in which they are incurred. Gains and losses from the remeasurement of assets and liabilities are recognized in other income (expense), net.
Derivative instruments - Derivatives are recognized on the consolidated balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge. Each instrument is accounted for individually and assets and liabilities are not offset.
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
On January 16, 2017, the business combination was completed. Pursuant to the terms of the definitive business combination agreement, Technip merged with and into TechnipFMC, with TechnipFMC continuing as the surviving company (the “Technip Merger”), and each ordinary share of Technip (the “Technip Shares”), other than Technip Shares owned by Technip or its wholly-owned subsidiaries, were exchanged for 2.0 ordinary shares of TechnipFMC, subject to the terms of the definitive business combination agreement. Immediately following the Technip Merger, a wholly-owned indirect subsidiary of TechnipFMC (“Merger Sub”) merged with and into FMC Technologies, with FMC Technologies continuing as the surviving company and as a wholly-owned indirect subsidiary of TechnipFMC, and each share of common stock of FMC Technologies (the “FMCTI Shares”), other than FMCTI Shares owned by FMC Technologies, TechnipFMC, Merger Sub or their wholly-owned subsidiaries, was exchanged for 1.0 ordinary share of TechnipFMC, subject to the terms of the definitive business combination agreement.
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
We incurred merger transaction and integration costs of $5.6 million and $54.7 million during the three months ended March 31, 2018 and 2017, respectively.
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
Consideration Transferred
The acquisition-date fair value of the consideration transferred consisted of the following:

(In millions, except per share data)
Total FMC Technologies Inc. shares subject to exchange as of January 16, 2017	228.9
FMC Technologies Inc. exchange ratio(a)	0.5
Shares of TechnipFMC issued	114.4
Value per share of Technip as of January 16, 2017(b)	$71.4
Total purchase consideration	$8,170.7

a.
As the calculation is deemed to reflect a share capital increase of the accounting acquirer, the FMC Technologies exchange ratio (1 share of TechnipFMC for 1 share of FMC Technologies as provided in the business combination agreement) is adjusted by dividing the FMC Technologies exchange ratio by the Technip exchange ratio (2 shares of TechnipFMC for 1 share of Technip as provided in the business combination agreement), i.e., 1 / 2 = 0.5 in order to reflect the number of shares of Technip that FMC Technologies stockholders would have received if Technip were to have issued its own shares.

b.	Closing price of Technip’s ordinary shares on Euronext Paris on January 16, 2017 in Euro converted at the Euro to U.S. dollar exchange rate of $1.0594 on January 16, 2017.

Assets Acquired and Liabilities Assumed
The following table summarizes the final allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date:

(In millions)
Assets
Cash	$1,479.2
Accounts receivable	647.8
Costs and estimated earnings in excess of billings on uncompleted contracts	599.6
Inventory	764.8
Income taxes receivable	139.2
Other current assets	282.2
Property, plant and equipment	1,293.3
Intangible assets	1,390.3
Other long-term assets	167.3
Total identifiable assets acquired	6,763.7
Liabilities
Short-term and current portion of long-term debt	319.5
Accounts payable, trade	386.0
Billings in excess of costs and estimated earnings on uncompleted contracts	454.0
Income taxes payable	92.1
Other current liabilities	524.3
Long-term debt, less current portion	1,444.2
Accrued pension and other post-retirement benefits, less current portion	195.5
Deferred income taxes	219.4
Other long-term liabilities	138.7
Total liabilities assumed	3,773.7
Net identifiable assets acquired	2,990.0
Goodwill	5,180.7
Net assets acquired	$8,170.7
Segment Allocation of Goodwill
The final allocation of goodwill to the reporting segments based on the final valuation is as follows:

(In millions)	Allocated Goodwill
Subsea	$2,527.7
Onshore/Offshore	1,635.5
Surface Technologies	1,017.5
Total	$5,180.7
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
As part of the ongoing review of the purchase price allocation, a $19.7 million adjustment to deferred tax liability balance was recorded during the first quarter which increased Surface Technologies goodwill.
NOTE 3. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under U.S. GAAP
Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. See Note 4 to our condensed consolidated financial statements of this Quarterly Report for more information.
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this update did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, we adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other amendments, this update requires equity investments not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This updated guidance also simplifies the impairment assessment of equity investments without readily determinable fair values and eliminates the requirement to disclose significant assumptions and methods used to estimate the fair value of financial instruments measured at amortized cost. The updated guidance further requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes. All amendments are required to be adopted on a modified retrospective basis, with two exceptions. The amendments related to equity investments without readily determinable fair values and the requirement to use an exit price notion are required to be adopted prospectively. In February 2018 the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” These amendments clarify the guidance in ASU No. 2016-01, on the following issues (among other things): Equity Securities without a Readily Determinable Fair Value-Discontinuation; Equity Securities without a Readily Determinable Fair Value- Adjustments; Forward Contracts and Purchase Options; Presentation Requirements for Certain Fair Value Option Liabilities; Fair Value Option Liabilities Denominated in a Foreign Currency; and Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The amendments in this ASU are effective in conjunction with the adoption of ASU No. 2016-01. In March 2018 the FASB issued ASU No. 2018-04, “Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273.” This ASU supersedes SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 117, which brings existing guidance into conformity with Topic 321, Investments-Equity Securities, and SEC Release No.

33-9273, which removed Regulation S-X Rule 3A-05, Special Requirements as to Public Utility Holding Companies. The adoption of these updates did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, we adopted ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This update amends the existing guidance for the statement of cash flows and provides guidance on eight classification issues related to the statement of cash flows. The amendments in this ASU are required to be adopted retrospectively. For issues that are impracticable to adopt retrospectively, the amendments may be adopted prospectively as of the earliest date practicable. The adoption of this update did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, we adopted ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This update requires that income tax consequences are recognized on an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU are required to be adopted on a modified retrospective basis. The adoption of this update did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, we adopted ASU No. 2017-01, “Clarifying the Definition of a Business.” This update clarifies the definition of a business and provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, such set of assets is not a business. The amendments in this ASU are required to be adopted prospectively. The adoption of this update did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, we adopted ASU  No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This update requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. The updated guidance requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The updated guidance also allows only the service cost component to be eligible for capitalization when applicable. The amendments in this ASU are effective for us on January 1, 2018. The guidance requires adoption on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The adoption of this update did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, we adopted ASU No. 2017-09, “Scope of Modification Accounting.” This update provides clarity on when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The amendments in this ASU are effective for us January 1, 2018 and are required to be adopted prospectively. The adoption of this update did not have a material impact on our consolidated financial statements.
In March, 2018 the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) (the “Tax Cuts and Jobs Act”) was signed into law. The amendments in this ASU are effective upon issuance. The adoption of this update did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards under U.S. GAAP
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. Early application is permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The guidance will become effective for us on January 1, 2019. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses.” This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The updated guidance applies to (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (ii) loan commitments and other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income, and (iv) beneficial interests in securitized financial assets. The amendments in this ASU are effective for us on January 1, 2020 and are required to be adopted on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
On February 14, 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI).” These amendments provide an option to reclassify stranded tax effects with AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires financial statement disclosures that indicate a description of the accounting policy for releasing income tax effects from AOCI; whether there is an election to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act and information about the other income tax effects are reclassified. These amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this ASU are effective for us January 1, 2019. We are currently evaluating the impact of this ASU on our consolidated financial statements.
NOTE 4. REVENUE
The majority of our revenues are from long-term contracts associated with designing and manufacturing products and systems and providing services to customers involved in exploration and production of crude oil and natural gas. On January 1, 2018, we adopted ASC Topic 606 of GAAP using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018 resulting in a $91.5 million reduction to retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605.

Significant Revenue Recognition Criteria Explained
Allocation of transaction price to performance obligations - A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue, when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment; some of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
Variable consideration - Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain variable considerations that can either increase or decrease the transaction price. Variability in the transaction price arises primarily due to liquidated damages. The Company considers its experience with similar transactions and expectations regarding the contract in estimating the amount of variable consideration to which it will be entitled, and determining whether the estimated variable consideration should be constrained. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
Payment terms - Progress billings are generally issued upon completion of certain phases of the work as stipulated in the contract. Payment terms may either be fixed, lump-sum or driven by time and materials (i.e., daily or hourly rates, plus materials). Because typically the customer retains a small portion of the contract price until completion of the contract, our contracts generally result in revenue recognized in excess of billings which we present as a contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities on the balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.
Warranty - Certain contracts include an assurance-type warranty clause, typically between 18 to 36 months, to guarantee that the products comply with agreed specifications. A service-type warranty may also be provided to the customer; in such a case, management allocates a portion of the transaction price to the warranty based on the estimated stand-alone selling price of the service-type warranty.
Revenue recognized over time - Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for approximately 76.2% of our revenue for the three months ended March 31, 2018. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress.
Cost-to-cost method - For our long-term contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Upon adoption of the new standard we generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified.

Right to invoice practical expedient - The right-to-invoice practical expedient can be applied to a performance obligation satisfied over time if we have a right to invoice the customer for an amount that corresponds directly with the value transferred to the customer for our performance completed to date. When this practical expedient is used, we do not estimate variable consideration at the inception of the contract to determine the transaction price or for disclosure purposes. We have contracts which have payment terms dictated by daily or hourly rates where some contracts may have mixed pricing terms which include a fixed fee portion. For contracts in which we charge the customer a fixed rate based on the time or materials spent during the project that correspond to the value transferred to the customer, we recognize revenue in the amount to which we have the right to invoice.
Contract modifications - Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
Revenue Recognition by Segment
The following is a description of principal activities separated by reportable segments from which the Company generates its revenue. See Note 5 to our condensed consolidated financial statements of this Quarterly Report for more detailed information about reportable segments.

a.	Subsea
Our Subsea segment of the Company manufactures and designs products and systems, performs engineering, procurement and project management and provides services used by oil and gas companies involved in offshore exploration and production of crude oil and natural gas. Systems and services may be sold separately or as combined integrated systems and services offered within one contract. Many of the systems and products the Company supplies for subsea applications are highly engineered to meet the unique demands of its customers’ field properties and are typically ordered one to two years prior to installation. We often receive advance payments and progress billings from its customers in order to fund initial development and working capital requirements.
Under Subsea engineering, procurement, construction and installation contracts, revenue is principally generated from long term contracts with customers. We have determined these contracts generally have one performance obligation as the delivered product is highly customized to customer and field specifications. We generally recognize revenue over time for such contracts as the customized products do not have an alternative use for the Company and we have an enforceable right to payment plus a reasonable profit for performance completed to date.
Our Subsea segment also performs an array of subsea services including (i) installation services, (ii) asset management services (iii) product optimization, (iv) inspection, maintenance and repair services, and (v) well access and intervention services, where revenue is generally earned through the execution of either installation-type or maintenance-type contracts. For either contract-type, management has determined that the performance of the service generally represents one single performance obligation. We have determined that revenue from these contracts is recognized over time as the customer simultaneously receives and consumes the benefit of the services.

b.	Onshore/Offshore
Our onshore/offshore segment designs and builds onshore facilities related to the production, treatment, and transportation of oil and gas; and designs, manufactures and installs fixed and floating platforms for the offshore production and processing of oil and gas reserves.
Our onshore business combines the study, engineering procurement, construction and project management of the entire range of onshore facilities. Our onshore activity covers all types of onshore facilities related to the production, treatment and transportation of oil and gas, as well as transformation with petrochemicals such as ethylene, polymers and fertilizers. Some of the onshore activities include the development of onshore fields, refining, natural gas treatment and liquefaction, and design and construction of hydrogen and synthesis gas production units.

Many of these contracts provide a combination of engineering, procurement, construction, and installation services, which may last several years. We have determined that contracts of this nature have generally one performance obligation. In these contracts, the final product is highly customized to the specifications of the field and the customer’s requirements. Therefore, the customer obtains control of the asset over time, and thus revenue is recognized over time.
Our Offshore business combines the study, engineering, procurement, construction and project management within the entire range of fixed and floating offshore oil and gas facilities, many of which were the first of their kind, including the development of a floating liquefied natural gas (“FLNG”) facilities. Similar to onshore contracts, contracts grouped under this segment provide a combination of services, which may last several years.
We have determined that contracts of this nature have one performance obligation. In these contracts, the final product is highly customized to the specifications of the field and the customer’s requirements. We have determined that the customer obtains control of the asset over time, and thus revenue is recognized over time as the customized products do not have an alternative use for us and we have an enforceable right to payment plus reasonable profit for performance completed to date.

c.	Surface Technologies
Our Surface Technologies segment designs, manufactures and supplies technologically advanced wellhead systems and high pressure valves and pumps used in stimulation activities for oilfield service companies and provides installation, flowback and other services for exploration and production companies.
We provide a full range of drilling, completion and production wellhead systems for both standard and custom-engineered applications. Under pressure control product contracts, we design and manufacture flowline products, under the Weco®/Chiksan® trademarks, articulating frac arm manifold trailers, well service pumps, compact valves and reciprocating pumps used in well completion and stimulation activities by major oilfield service companies. Performance obligations within these systems are satisfied either through delivery of a standardized product or equipment or the delivery of a customized product or equipment.
For contracts with a standardized product or equipment performance obligation, management has determined that because there is limited customization to products sold within such contracts and the asset delivered can be resold to another customer, revenue should be recognized as of a point in time, upon transfer of control to the customer and after the customer acceptance provisions have been met.
For contracts with a customized product or equipment performance obligation, the revenue is recognized over time, as the manufacturing of our product does not create an asset with an alternative use for us.
This segment also designs, manufactures and services measurement products globally. Contract-types include standard product or equipment and maintenance-type services where we have determined that each contract under this product line represents one performance obligation.
Revenue from standard measurement equipment contracts is recognized at a point in time, while maintenance-type contracts are typically priced at a daily or hourly rate. We have determined that revenue for these contracts is recognized over time because the customer simultaneously receives and consumes the benefit of the services.
Disaggregation of Revenue
The Company disaggregates revenue by geographic location and contract types. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

The following tables present products and services revenue by geography for each reportable segment for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Reportable Segments
(In millions)	Subsea	Onshore/Offshore	Surface Technologies
Europe, Russia, Central Asia	$305.5	$1,000.9	$48.2
America	450.6	72.7	207.5
Asia Pacific	112.0	295.3	22.1
Africa	279.8	70.6	15.7
Middle East	6.5	133.9	54.5
Total products and services revenue	$1,154.4	$1,573.4	$348.0
The following tables represent revenue by contract type for each reportable segment for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Reportable Segments
(In millions)	Subsea	Onshore/Offshore	Surface Technologies
Services	$806.3	$1,573.4	$47.7
Products	348.1	—	300.3
Total products and services revenue	1,154.4	1,573.4	348.0
Lease and other(a)	25.8	—	23.6
Total revenue	$1,180.2	$1,573.4	$371.6

a.	Represents revenue not subject to ASC Topic 606.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet.
Contract Assets - Contract Assets, previously disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, include unbilled amounts typically resulting from sales under long-term contracts when revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Costs and estimated earnings in excess of billings on uncompleted contracts are generally classified as current.
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities. We classify contract liabilities as current or noncurrent based on the timing of when we expect to recognize revenue.
The following table provides information about net contract assets (liabilities) as of March 31, 2018 and December 31, 2017:

(In millions)	March 31, 2018	December 31, 2017	$ change	% change
Contract assets	$1,470.1	$1,755.5	$(285.4)	(16.3)
Contract liabilities	3,914.2	3,314.2	600.0	18.1
Net contract assets (liabilities)	$(2,444.1)	$(1,558.7)	$(885.4)	56.8

The decrease in net contract assets (liabilities) was partially due to the adoption of ASC Topic 606. The adoption resulted in a net reclassification from net contract assets (liabilities) to trade receivables. See ‘Impact on Primary Financial Statements’ below. Certain amounts that were previously reported in contract assets and contract liabilities have been reclassified to trade receivables as of March 31, 2018.
The remaining decrease not related to the adoption of ASC Topic 606 in our contract assets from December 31, 2017 to March 31, 2018 was primarily due to the timing of milestone payments. Finally, the remaining increase in our contract liabilities was primarily due to cash received, excluding amounts recognized as revenue during the period.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Revenue recognized for the three months ended March 31, 2018, that was included in the Contract Liabilities balance at December 31, 2017 was $836.3 million.
In addition, net revenue recognized from our performance obligations satisfied in previous periods was $88.2 million. This primarily relates to the changes in the estimate of the stage completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO”) represent the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the RUPO includes the base transaction price, variable consideration and changes in transaction price. The RUPO table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of RUPO related to unfilled, confirmed customer orders is estimated at each reporting date. As of March 31, 2018, the aggregate amount of the transaction price allocated to RUPO was $14,012.0 million. The Company expects to recognize revenue on approximately 81.1% of the RUPO through 2019 and 18.9% thereafter.
The following table details the RUPO for each business segment as of March 31, 2018:

(In millions)	2018	2019	Thereafter
Subsea	$2,868.8	$1,665.5	$1,576.6
Onshore/Offshore	3,918.2	2,501.1	1,072.3
Surface Technologies	409.5	—	—
Total remaining unsatisfied performance obligations	$7,196.5	$4,166.6	$2,648.9

Impact on Primary Financial Statements
The impact to revenues for the quarter ended March 31, 2018 was an increase of $36.2 million as a result of applying ASC Topic 606. A difference between revenue recognized under ASC Topic 606 as compared to ASC Topic 605 exists for certain contracts in which physical progress was used as the measure of progress for which the cost to cost method best depicts the transfer of control to the customer.
A difference exists in the presentation of trade receivables, contract assets and contract liabilities. Upon adoption of ASC Topic 606, we recognize trade receivables when we have the unconditional right to payment. Previously, we reported certain billed amounts on a net basis within contract assets and contract liabilities when the legal right of offset was present within the contract.
Consolidated Statements of Income for the three months ended March 31, 2018:

	Three Months Ended
	March 31, 2018
(In millions, except per share data)	As reported	Effect of ASC Topic 606	Under ASC Topic 605
Revenue
Service revenue	$2,427.4	$(32.6)	$2,394.8
Product revenue	648.4	(3.6)	644.8
Lease and other revenue	49.4	—	49.4
Total revenue	3,125.2	(36.2)	3,089.0

Costs and expenses
Cost of service revenue	1,952.5	(13.9)	1,938.6
Cost of product revenue	534.8	(3.0)	531.8
Cost of lease and other revenue	37.3	—	37.3
Selling, general and administrative expense	303.1	—	303.1
Research and development expense	41.1	—	41.1
Impairment, restructuring and other expenses	11.5	—	11.5
Merger transaction and integration costs	5.6	—	5.6
Total costs and expenses	2,885.9	(16.9)	2,869.0

Other income (expense), net	(25.2)	—	(25.2)
Income from equity affiliates	14.0	—	14.0
Income before net interest expense and income taxes	228.1	(19.3)	208.8
Net interest expense	(87.4)	—	(87.4)
Income before income taxes	140.7	(19.3)	121.4
Provision for income taxes	49.3	(5.2)	44.1
Net income	91.4	(14.1)	77.3
Net loss attributable to noncontrolling interests	3.7	0.1	3.8
Net income attributable to TechnipFMC plc	$95.1	$(14.0)	$81.1

Consolidated Balance Sheets as of March 31, 2018:

	March 31, 2018
(In millions, except par value data)	As reported	Effect of ASC Topic 606	Under ASC Topic 605
Assets
Cash and cash equivalents	$6,220.6	$—	$6,220.6
Trade receivables, net	2,444.0	(846.3)	1,597.7
Contract assets	1,470.1	356.5	1,826.6
Inventories, net	1,036.8	28.3	1,065.1
Derivative financial instruments	104.6	—	104.6
Income taxes receivable	319.0	0.7	319.7
Advances paid to suppliers	424.7	—	424.7
Other current assets	1,153.7	—	1,153.7
Total current assets	13,173.5	(460.8)	12,712.7
Investments in equity affiliates	287.1	—	287.1
Property, plant and equipment, net of accumulated depreciation	3,900.3	—	3,900.3
Goodwill	9,012.2	—	9,012.2
Intangible assets, net of accumulated amortization	1,301.6	—	1,301.6
Deferred income taxes	480.2	(23.8)	456.4
Derivative financial instruments	74.5	—	74.5
Other assets	298.4	1.0	299.4
Total assets	$28,527.8	$(483.6)	$28,044.2

Liabilities and equity
Short-term debt and current portion of long-term debt	$87.2	$—	$87.2
Accounts payable, trade	3,729.2	20.1	3,749.3
Contract liabilities	3,914.2	(549.7)	3,364.5
Accrued payroll	401.8	—	401.8
Derivative financial instruments	63.2	—	63.2
Income taxes payable	233.0	(2.0)	231.0
Other current liabilities	1,842.1	(26.7)	1,815.4
Total current liabilities	10,270.7	(558.3)	9,712.4
Long-term debt, less current portion	3,735.8	—	3,735.8
Accrued pension and other post-retirement benefits, less current portion	266.2	—	266.2
Derivative financial instruments	52.7	—	52.7
Deferred income taxes	412.7	(2.6)	410.1
Other liabilities	507.9	—	507.9
Commitments and contingent liabilities
Stockholders’ equity
Ordinary shares	462.2	—	462.2
Ordinary shares held in employee benefit trust	(4.0)	—	(4.0)
Capital in excess of par value of ordinary shares	10,429.3	—	10,429.3
Retained earnings	3,369.5	77.5	3,447.0
Accumulated other comprehensive loss	(991.9)	—	(991.9)
Total TechnipFMC plc stockholders’ equity	13,265.1	77.5	13,342.6
Noncontrolling interests	16.7	(0.2)	16.5
Total equity	13,281.8	77.3	13,359.1
Total liabilities and equity	$28,527.8	$(483.6)	$28,044.2

NOTE 5. BUSINESS SEGMENTS
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
Our reportable segments are:

•
Subsea - manufactures and designs products and systems, performs engineering, procurement and project management and provides services used by oil and gas companies involved in offshore exploration and production of crude oil and natural gas.

•
Onshore/Offshore - designs and builds onshore facilities related to the production, treatment and transportation of oil and gas; and designs, manufactures and installs fixed and floating platforms for the production and processing of oil and gas reserves.

•
Surface Technologies - designs and manufactures systems and provides services used by oil and gas companies involved in land and shallow water exploration and production of crude oil and natural gas; designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services.

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

Segment revenue and segment operating profit were as follows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Segment revenue
Subsea	$1,180.2	$1,376.7
Onshore/Offshore	1,573.4	1,764.0
Surface Technologies	371.6	248.4
Other revenue	—	(1.1)
Total revenue	3,125.2	3,388.0

Segment operating profit (loss)
Subsea	54.4	54.2
Onshore/Offshore	202.9	142.8
Surface Technologies	30.6	(18.6)
Total segment operating profit	287.9	178.4

Corporate items
Corporate expense(a)	(59.8)	(59.7)
Net interest expense	(87.4)	(82.1)
Total corporate items	(147.2)	(141.8)
Income before income taxes(b)	$140.7	$36.6

a.
Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger-related transaction expenses.

b.	Includes amounts attributable to noncontrolling interests.
NOTE 6. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2018	2017
Net income (loss) attributable to TechnipFMC plc	$95.1	$(18.7)

Weighted average number of shares outstanding	464.3	466.6
Dilutive effect of stock options	0.1	—
Dilutive effect of performance shares	1.3	—
Total shares and dilutive securities	465.7	466.6

Basic earnings per share attributable to TechnipFMC plc	$0.20	$(0.04)
Diluted earnings per share attributable to TechnipFMC plc	$0.20	$(0.04)

NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Raw materials	$283.0	$271.4
Work in process	150.0	130.2
Finished goods	603.8	585.4
Inventories, net	$1,036.8	$987.0
NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Value-added tax receivables	$552.0	$532.5
Prepaid expenses	140.7	136.2
Other taxes receivables	129.2	155.8
Held-to-maturity investments (short - term)	60.0	60.0
Asset held for sale	25.0	50.2
Available-for-sale securities (short - term)	—	9.9
Other	246.8	261.6
Total other current assets	$1,153.7	$1,206.2
Other current liabilities consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Warranty accruals	$373.4	$321.3
Contingencies related to completed contracts	234.6	214.9
Provisions	216.1	223.0
Social security liability	139.3	145.0
Redeemable financial liability	124.2	69.7
Other taxes payable	216.8	204.4
Compensation accrual	63.1	123.5
Current accounts on contracts under joint arrangements	23.8	23.5
Liabilities held for sale	12.8	13.7
Current portion of accrued pension and other post-retirement benefits	10.4	10.3
Other accrued liabilities	427.6	338.6
Total other current liabilities	$1,842.1	$1,687.9

NOTE 9. DEBT
Long-term debt consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	1,356.7	1,450.4
Synthetic bonds due 2021	519.9	502.4
3.45% Senior Notes due 2022	500.0	500.0
5.00% Notes due 2020	246.9	239.9
3.40% Notes due 2022	185.2	179.9
3.15% Notes due 2023	160.5	155.9
3.15% Notes due 2023	154.3	149.9
4.00% Notes due 2027	92.6	89.9
4.00% Notes due 2032	123.5	119.9
3.75% Notes due 2033	123.5	119.9
Bank borrowings	337.8	332.5
Other	35.6	28.2
Unamortized debt issuance costs and discounts	(13.5)	(13.8)
Total debt	3,823.0	3,855.0
Less: current borrowings	87.2	77.1
Long-term debt	$3,735.8	$3,777.9
Revolving credit facility - On January 17, 2017, we acceded to a new $2.5 billion senior unsecured revolving credit facility agreement (“facility agreement”) among FMC Technologies, Inc. and Technip Eurocash SNC (the “Borrowers”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as agent and an arranger, SG Americas Securities LLC as an arranger, and the lenders party thereto.
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
The facility agreement contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type, including financial covenants requiring that our total capitalization ratio not exceed 60% at the end of any financial quarter. The facility agreement also contains covenants restricting our ability and our subsidiaries ability to incur additional liens and indebtedness, enter into asset sales or, make certain investments.
As of March 31, 2018, we were in compliance with all restrictive covenants under our revolving credit facility.

Bilateral credit facilities - We have access to four bilateral credit facilities in the aggregate of €340.0 million. The bilateral credit facilities consist of:

•	two credit facilities of €80.0 million each expiring in May 2019;

•	a credit facility of €80.0 million expiring in June 2019; and

•	a credit facility of €100.0 million expiring in May 2021.
Each bilateral credit facility contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type.
Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the consolidated balance sheets as of March 31, 2018 and December 31, 2017. Commercial paper borrowings are issued at market interest rates. As of March 31, 2018, our commercial paper borrowings had a weighted average interest rate of 2.44% on the U.S. dollar denominated borrowings and (0.32)% on the Euro denominated borrowings.
NOTE 10. STOCKHOLDERS’ EQUITY
There were no cash dividends paid during the three months ended March 31, 2018 and 2017. However, the dividend declared on February 20, 2018 was subsequently paid on April 4, 2018.
As an English public limited company, we are required under U.K. law to have available “distributable reserves” to conduct share repurchases or pay dividends to shareholders. Distributable reserves are a statutory requirement and are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of March 31, 2018 we had distributable reserves in excess of $10.1 billion.
In April 2017, the Board of Directors authorized the repurchase of up to $500.0 million in ordinary shares under our share repurchase program. We implemented our share repurchase program in September 2017, and we repurchased 3 million of ordinary shares for a total consideration of $92.6 million during the three months ended March 31, 2018 under this program. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.
Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss attributable to Non-controlling interest
December 31, 2017	$(1,014.6)	$27.8	$(16.9)	$(1,003.7)	$0.6
Other comprehensive income (loss) before reclassifications, net of tax	0.8	11.2	(0.4)	11.6	1.6
Reclassification adjustment for net losses included in net income, net of tax	—	0.2	—	0.2	—
Other comprehensive income (loss), net of tax	0.8	11.4	(0.4)	11.8	1.6
March 31, 2018	$(1,013.8)	$39.2	$(17.3)	$(991.9)	$2.2

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$2.5	$(14.6)	Revenue
	1.6	(0.1)	Cost of sales
	0.1	—	Selling, general and administrative expense
	—	(0.1)	Research and development expense
	(4.6)	(28.4)	Other income (expense), net
	(0.4)	(43.2)	Income before income taxes
	(0.2)	(8.8)	Provision for income taxes
	$(0.2)	$(34.4)	Net income (loss)
Pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$—	$(0.5)	(a)
Amortization of prior service credit (cost)	—	(0.2)	(a)
	—	(0.7)	Income before income taxes
	—	(0.2)	Provision for income taxes
	$—	$(0.5)	Net income (loss)

a.	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
NOTE 11. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Restructuring and impairment expenses were as follows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Subsea	$3.1	$6.7
Onshore/Offshore	3.5	(0.3)
Surface Technologies	2.4	1.4
Corporate and other	2.5	1.9
Total impairment, restructuring and other expenses	$11.5	$9.7
Asset impairments - We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition over the asset’s remaining useful life. Our review of recoverability of the carrying value of our assets considers several assumptions including the intended use and service potential of the asset.
Restructuring charges during the first quarter 2018 primarily consisted of severance and similar costs.
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Contingent liabilities associated with guarantees - In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds and other guarantees with financial institutions for the benefit of our customers, vendors and other parties. The majority of these financial instruments expire within five years. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Guarantees consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Financial guarantees(a)	$915.3	$933.3
Performance guarantees(b)	3,942.4	3,670.3
Maximum potential undiscounted payments	$4,857.7	$4,603.6

a.
Financial guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on changes in an underlying agreement that is related to an asset, a liability, or an equity security of the guaranteed party. These tend to be drawn down only if there is a failure to fulfill our financial obligations.

b.
Performance guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on another entity's failure to perform under a nonfinancial obligating agreement. Events that trigger payment are performance-related, such as failure to ship a product or provide a service.

Management believes the ultimate resolution of our known contingencies will not materially affect our consolidated financial position, results of operations, or cash flows.
Contingent liabilities associated with legal matters
A purported shareholder class action filed in 2017 and amended in January 2018 and captioned Prause v. TechnipFMC, et al., No. 4:17-cv-02368 (S.D. Texas) is pending in the U.S. District Court for the Southern District of Texas against the Company and certain current officers and a former employee of the Company. The suit alleges violations of the federal securities laws in connection with the Company's restatement of our first quarter 2017 financial results and a material weakness in our internal control over financial reporting announced on July 24, 2017. The Company is vigorously contesting the litigation and cannot predict its duration or outcome.
On March 28, 2016, FMC Technologies received an inquiry from the U.S. Department of Justice ("DOJ") related to the DOJ's investigation of whether certain services Unaoil S.A.M. provided to its clients, including FMC Technologies, violated the U.S. Foreign Corrupt Practices Act ("FCPA"). On March 29, 2016, Technip S.A. also received an inquiry from the DOJ related to Unaoil. We are cooperating with the DOJ's investigations and, with regard to FMC Technologies, a related investigation by the U.S. Securities and Exchange Commission.
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

In addition to the above-referenced matters, we are involved in various pending or potential legal actions or disputes in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 13. INCOME TAXES
Our provision for income taxes for the three months ended March 31, 2018 and 2017 reflected effective tax rates of 35.0% and 141.5%, respectively. The year-over-year decrease in the effective tax rate was primarily due to favorable changes in forecasted earnings mix and reduced impact of losses in jurisdictions with a full valuation allowance. In addition, individual tax items, combined with higher profitability in the current period, had less of an impact on the effective rate in the three months ended March 31, 2018 as compared to the same periods in 2017. In particular, several items that increased the rate in Q1 2017, such as branch profits tax, deemed dividends and return to provision adjustments did not recur during Q1 2018.
The effective tax rate for the three months ended March 31, 2018 reflects the reduced US federal corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act. The Company also reflected provisional estimates related to the tax imposed on the deemed repatriation to the United States of the undistributed earnings of certain of the Company’s non-U.S. subsidiaries in 2017. During the quarter, we did not make any adjustments to the provisional amounts. However, we are continuing to gather additional information to complete our accounting for this item. In addition, the Company is also assessing the other aspects of tax reform that apply in 2018, such as Global Intangible Low Tax Income (“GILTI”), Base Erosion Anti-Abuse Tax (“BEAT”), Foreign Derived Intangible Income (“FDII”), and the new limit on interest deductions. While applicable, the impacts are not expected to be significant during 2018 and we will continue to evaluate these provisions during subsequent quarters.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.
NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS
For purposes of mitigating the effect of changes in exchange rates, we hold derivative financial instruments to hedge the risks of certain identifiable and anticipated transactions and recorded assets and liabilities in our consolidated balance sheets. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. Our policy is to hold derivatives only for the purpose of hedging risks associated with anticipated foreign currency purchases and sales created in the normal course of business, and not for trading purposes where the objective is solely to generate profit.
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At March 31, 2018, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	265.0	204.8
Brazilian real	679.0	204.3
British pound	222.7	315.0
Canadian dollar	(175.4)	(136.0)
Euro	326.4	402.9
Mexican peso	(203.0)	(11.0)
Norwegian krone	(2,928.1)	(373.4)
Singapore dollar	65.0	49.7
Japanese yen	1,940.8	18.5
U.S. dollar	(19.1)	(19.1)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2018, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(37.7)	(11.3)
Norwegian krone	(111.2)	(14.2)
U.S. dollar	17.5	17.5
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 15 to our condensed consolidated financial statements of this Quarterly Report for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	March 31, 2018		December 31, 2017
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$92.6	$49.0	$65.6	$51.0
Long-term - Derivative financial instruments	23.9	4.6	28.0	1.7
Total derivatives designated as hedging instruments	116.5	53.6	93.6	52.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	12.0	14.2	12.7	18.0
Long-term - Derivative financial instruments	7.6	5.1	4.7	4.2
Total derivatives not designated as hedging instruments	19.6	19.3	17.4	22.2
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	43.0	—	62.2	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	43.0	—	62.2
Total derivatives	$179.1	$115.9	$173.2	$137.1
We recognized losses of $3.9 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow derivative hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive income of $49.8 million and $28.5 million at March 31, 2018 and December 31, 2017, respectively. We expect to transfer an approximate $51.1 million income from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2022.
The following table presents the location of gains on the consolidated statements of income related to derivative instruments designated as fair value hedges:

	Gain Recognized in Income
Location of Fair Value Hedge Gain Recognized in Income	Three Months Ended
	March 31,
(In millions)	2018	2017
Other income (expense), net	$2.9	$20.8
The following tables present the location of gains (losses) on the consolidated statements of other comprehensive income and/or the consolidated statements of income related to derivative instruments designated as cash flow hedges:

	Gain Recognized in OCI (Effective Portion)
	Three Months Ended
	March 31,
(In millions)	2018	2017
Foreign exchange contracts	$14.2	$34.5

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Cash Flow Hedge Gain (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended
	March 31,
(In millions)	2018	2017
Foreign exchange contracts
Revenue	$2.5	$(14.6)
Cost of sales	1.6	(0.1)
Selling, general and administrative expense	0.1	—
Research and development expense	—	(0.1)
Other income (expense), net	(4.6)	(28.4)
Total	$(0.4)	$(43.2)

	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Location of Cash Flow Hedge Gain (Loss) Recognized in Income	Three Months Ended
	March 31,
(In millions)	2018	2017
Foreign exchange contracts
Revenue	$0.5	$1.8
Cost of sales	(1.1)	(1.2)
Other income (expense), net	2.5	(3.1)
Total	$1.9	$(2.5)
The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments not designated as hedging instruments:

	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
Location of Gain (Loss) Recognized in Income	Three Months Ended
	March 31,
(In millions)	2018	2017
Foreign exchange contracts
Revenue	$0.3	$0.3
Cost of sales	0.1	(0.5)
Other income (expense), net	(13.4)	28.0
Total	$(13.0)	$27.8

Balance Sheet Offsetting - We execute derivative contracts only with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2018 and December 31, 2017, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2018			December 31, 2017
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$179.1	$(101.7)	$77.4	$173.2	$(114.4)	$58.8
Derivative liabilities	$115.9	$(101.7)	$14.2	$137.1	$(114.4)	$22.7
NOTE 15. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2018				December 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Nonqualified Plan
Traded securities(a)	$27.1	$27.1	$—	$—	$26.2	$26.2	$—	$—
Money market fund	2.2	—	2.2	—	2.4	—	2.4	—
Stable value fund(b)	0.6	—	—	—	0.6	—	—	—
Available-for-sale securities	25.7	25.7	—	—	37.5	37.5	—	—
Derivative financial instruments
Synthetic bonds - call option premium	43.0	—	43.0	—	62.2	—	62.2	—
Foreign exchange contracts	136.1	—	136.1	—	111.0	—	111.0	—
Asset held for sale	25.0	—	—	25.0	50.2	—	—	50.2
Total assets	$259.7	$52.8	$181.3	$25.0	$290.1	$63.7	$175.6	$50.2
Liabilities
Redeemable financial liability	$383.2	$—	$—	$383.2	$312.0	$—	$—	$312.0
Derivative financial instruments
Synthetic bonds - embedded derivatives	43.0	—	43.0	—	62.2	—	62.2	—
Foreign exchange contracts	72.9	—	72.9	—	74.9	—	74.9	—
Liabilities held for sale	12.8	—	—	12.8	13.7	—	—	13.7
Total liabilities	$511.9	$—	$115.9	$396.0	$462.8	$—	$137.1	$325.7

a.	Includes equity securities, fixed income and other investments measured at fair value.

b.	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Non-qualified plan - The fair value measurement of our traded securities is based on quoted prices that we have the ability to access in public markets. Our stable value fund and money market fund are valued at the net asset value of the shares held at the end of the quarter, which is based on the fair value of the underlying investments using information reported by our investment advisor at quarter-end.
Available-for-sale investments - The fair value measurement of our available-for-sale investments is based on quoted prices that we have the ability to access in public markets.

Mandatorily redeemable financial liability - In the fourth quarter of 2016, we obtained voting control interests in legal Onshore/Offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. As part of this transaction, we recognized the fair value of the mandatorily redeemable financial liability using a discounted cash flow model. The key assumptions used in applying the income approach are the selected discount rates and the expected dividends to be distributed in the future to the noncontrolling interest holders. Expected dividends to be distributed are based on the noncontrolling interests’ share of the expected profitability of the underlying contract, the selected discount rate, and the overall timing of completion of the project.
A mandatorily redeemable financial liability of $312.0 million was recognized as of December 31, 2017 to account for the fair value of the non-controlling interests. During the three months ended March 31, 2018, we revalued the liability to reflect current expectations about the obligation, which resulted in the recognition of a loss of $71.2 million.
A decrease of one percentage point in the discount rate would have increased the liability by $6.1 million as of March 31, 2018. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.
Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and is presented below:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Balance at beginning of period	$312.0	$174.8
Less: Gains (losses) recognized in profit and loss statement	(71.2)	(68.1)
Balance at end of period	$383.2	$242.9
Derivative financial instruments - We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread, and the credit spread of other counterparties not publicly available, are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating.
At the present time, we have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position.
See Note 14 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to derivative financial instruments.
Other fair value disclosures
Fair value of debt - The respective carrying value and fair value of our Synthetic bonds, Senior Notes and private placement notes on a combined basis as of March 31, 2018 was $2,092.9 million and $2,307.5 million. The respective carrying value and fair value of our Synthetic bonds, Senior Notes and private placement notes on a combined basis as of December 31, 2017 was $2,043.8 million and $2,308.2 million, respectively.
Other fair value disclosures - The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, debt associated with our bank borrowings, credit facilities, convertible bonds, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.

Credit risk - By their nature, financial instruments involve risk, including credit risk, for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses on trade receivables are established based on collectability assessments. We mitigate credit risk on derivative contracts by executing contracts only with counterparties that consent to a master netting agreement, which permits the net settlement of gross derivative assets against gross derivative liabilities.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OUTLOOK
Overall Outlook - The price of crude oil continued recovering in 2017 and the price has been steadily increasing over the last nine months. Nonetheless, the oil and natural gas industry continues to experience the overall impacts of the steep decline in crude oil prices that were experienced in prior years and there are some lingering uncertainties in the crude oil price outlook. Despite OPEC’s implementation of a cap on crude oil production in 2017, ongoing uncertainty in the crude oil price outlook remains. The sustainability of the 2017 crude oil price recovery and business activity levels is dependent on a number of variables. As long-term demand continues to rise and base production continues to naturally decline, we believe commodity prices should demonstrate an ongoing ability for continued improvement, increasing the confidence of our customers to increase their investments in new sources of oil and natural gas production.
Subsea - The impact of the low crude oil price environment over the last two years led many of our customers to reduce their capital spending plans or defer new offshore projects. We began to reduce our workforce and adjust manufacturing capacity to align our operations with the anticipated decreases in activity in 2016 due to delayed Subsea project inbound orders, and to mitigate the impact to operating margins. We continued such actions in 2017 and we have been realizing the benefits from these restructuring actions by attaining more cost-effective manufacturing. We expect to continue to take additional actions in 2018, but we are mindful that increased market activity levels are likely to be experienced in 2018 as a result of the improved industry economic environment, which is leading to increased order activity going forward. The operational improvements and cost reductions made in prior years are providing us with the capability to respond to the market recovery that we believe has commenced. We also recognize the need to continue to invest in our people to ensure that we preserve the core competencies and capabilities that historically delivered strong results in 2017 and will be necessary for continued success during the market recovery. Our customers are continuing to take aggressive actions to improve their project economics and to capitalize upon the improved commodity price environment, and we are monitoring customer activity in the context of these improved oil and gas prices. There is always risk of project sanctioning delays, however, as described above, project economics have improved considerably, and consequently, many offshore discoveries are being developed economically at today’s crude oil prices. Accordingly, we continue to work closely with our customers and believe that with our unique business model we can further reduce their project break-even levels by offering cost-effective approaches to their project developments, including customer acceptance of integrated business models to help achieve the cost reduction goals and accelerate achievement of first oil. In the long term, we continue to believe that offshore and deepwater developments will remain a significant part of our customers’ portfolios.
Onshore/Offshore - The Offshore market faces many of the same constraints as the Subsea business due to lingering industry challenges to improve project economics. Meanwhile, Onshore market activity continues to provide a tangible set of opportunities, and in particular for natural gas projects as natural gas continues to take a larger share of global energy demand. Activity in Liquefied natural gas (“LNG”) is fueled by the potential for sustained modest natural gas prices, representing an important opportunity set for our business. We remain confident that the industry will make further LNG investments in the near to intermediate term. We also see opportunities for refining petrochemical and fertilizer projects. As Onshore market activity levels remain stable, it provides our business with the opportunity to remain actively engaged in and pursue front end engineering studies that provide the platform for early engagement with clients, which can significantly derisk project execution. Market opportunities for downstream front end engineering studies and full EPC projects are most prevalent in the Middle East, Africa and Asia markets in LNG, refining and petrochemicals.

Surface Technologies - North America rig count and operating activity have steadily improved since the fall of 2016. The market recovery began in late 2016 in North America and continued throughout 2017. We have experienced increased demand for pressure control equipment driven by this increased activity. The pace of improvement is likely to slow down somewhat in 2018 with expectations of more moderate rig count growth compared to 2017. Our restructuring actions that were taken in 2016 and 2017 have reduced costs. Activity in our international surface business has been strengthening, but continues to experience pressure from competitive pricing that began in 2016. We expect this competitive pricing environment to continue and to have downward pressure on operating margins into the first half of 2018, with the benefit of improved pricing beginning to materialize in the second half of 2018.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC

	Three Months Ended
	March 31,		Change
(In millions, except %)	2018	2017	$	%
Revenue	$3,125.2	$3,388.0	(262.8)	(7.8)

Costs and expenses
Cost of sales	2,524.6	2,980.3	(455.7)	(15.3)
Selling, general and administrative expense	303.1	254.1	49.0	19.3
Research and development expense	41.1	43.4	(2.3)	(5.3)
Impairment, restructuring and other expenses	11.5	9.7	1.8	18.6
Merger transaction and integration costs	5.6	54.7	(49.1)	(89.8)
Total costs and expenses	2,885.9	3,342.2	(456.3)	(13.7)

Other income (expense), net	(25.2)	63.5	(88.7)	(139.7)
Income from equity affiliates	14.0	9.4	4.6	48.9
Net interest expense	(87.4)	(82.1)	(5.3)	(6.5)
Income before income taxes	140.7	36.6	104.1	284.4
Provision for income taxes	49.3	51.8	(2.5)	(4.8)
Net income (loss)	91.4	(15.2)	106.6	701.3
Net (income) loss attributable to noncontrolling interests	3.7	(3.5)	7.2	205.7
Net income (loss) attributable to TechnipFMC plc	$95.1	$(18.7)	113.8	608.6
Revenue
Revenue decreased $262.8 million and 7.8% in the first quarter of 2018 compared to the first quarter of 2017, primarily as a result of declining activity of certain Subsea projects in Africa that progressed toward completion and decreased activity on certain Onshore/Offshore projects, including Yamal LNG. This activity was partially offset by increase in new Onshore/Offshore projects in Europe, Middle East, India and Africa (“EMIA”) and Asia Pacific as well as increased revenue in all of our Surface Technologies business lines led by Surface Americas business. The Surface Americas growth was driven by higher activity in North America due to strong increase in demand for hydraulic fracturing, wellhead and flow metering equipment.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales increased to 19.2% in the first quarter of 2018, from 12.0% in the first quarter of 2017 primarily due to the reduction of cost of sales year-over-year as a result of strong project execution and a more favorable operating cost structure.
Selling, general and administrative expense
Selling, general and administrative expense increased $49.0 million year-over-year. The first quarter of 2017 does not include FMC Technologies operations prior to the merger date of January 17, 2017. FMC Technologies’ selling general and administrative expenses for this period were $63.0 million. On a comparable basis, selling, general and administrative expense decreased by $14.0 million, primarily due to the benefit of cost reductions and lower headcount across the company.
Research and Development Expense
Research and development expenses decreased $2.3 million year-over-year.
Impairment, Restructuring and Other Expenses
Impairment, restructuring and other expense increased by $1.8 million year-over-year. Impairment, restructuring and other expenses for the first quarter of 2018 included $8.5 million of restructuring expense. In recent years, we have implemented restructuring plans across our businesses to reduce costs and better align our workforce with anticipated activity levels.

Merger Transaction and Integration Costs
Merger transaction and integration costs of $5.6 million were incurred in the first quarter of 2018 due to integration expenses associated with the Merger, a significant portion of which related to facility lease termination charges, with a substantially lower portion related to integration activities pertaining to combining the two legacy companies. See Note 2 to our condensed consolidated financial statements of this Quarterly Report for more information.
Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first quarter of 2018, we recognized $19.0 million of net foreign exchange loss, compared with $43.0 million of foreign exchange gains in the first quarter of 2017.
Net Interest Expense
Net interest expense increased $5.3 million in the first quarter of 2018 compared to 2017 due to the changes in the fair value of the financial liability. During the three months ended March 31, 2018, we revalued the liability to reflect current expectations about the obligation and recognized a loss of $71.2 million. See Note 15 to our condensed consolidated financial statements of this Quarterly Report for more information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2018 and 2017 reflected effective tax rates of 35.0% and 141.5%, respectively. The year-over-year decrease in the effective tax rate was primarily due to favorable changes in forecasted earnings mix and reduced impact of losses in jurisdictions with a full valuation allowance. In addition, individual tax items, combined with higher profitability in the current period, had less of an impact on the effective rate in the three months ended March 31, 2018 as compared to the same periods in 2017. In particular, several items that increased the rate in Q1 2017, such as branch profits tax, deemed dividends and return to provision adjustments did not recur during Q1 2018.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Revenue	$1,180.2	$1,376.7	(196.5)	(14.3)
Operating profit	$54.4	$54.2	0.2	0.4

Operating profit as a percentage of revenue	4.6%	3.9%		0.7	pts.
Subsea revenue decreased $196.5 million or 14.3% year-over-year, primarily driven by projects in Africa progressed towards completion. Asia Pacific experienced lower activity in Engineering Procurement Construction and Installation (“EPCI”) projects and South America had lower levels of buoy deliveries, partially offset by higher activity in Europe as a result of strong performance of Bahr Essalam. Overall, Subsea revenue was negatively impacted by prior period lower inbound order activity related to the offshore market downturn.
Subsea operating profit as a percentage of revenue increased year-over-year, primarily as a result of strong project execution and as a result of lower operating costs from prior year restructuring programs.
Subsea operating profit in the first quarter of 2018 included $3.1 million of impairment, restructuring and other severance charges compared to $6.7 million in the first quarter of 2017.
Onshore/Offshore

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Revenue	$1,573.4	$1,764.0	(190.6)	(10.8)
Operating profit	$202.9	$142.8	60.1	42.1

Operating profit as a percentage of revenue	12.9%	8.1%		4.8	pts.
Onshore/Offshore revenue decreased $190.6 million or 10.8% year-over-year. The decrease was primarily driven by major projects, including Yamal LNG, progressed towards completion. This was partially offset by achieving strong progress on Shell Prelude FLNG, Total Martin Linge, ENOC Jebel Ali and Aasta Hansteen projects.
Onshore/Offshore operating profit as a percentage of revenue improved significantly year-over-year due to strong project execution on several major projects in Europe and a positive contribution of Front End Engineering Design (“FEED”) and EPC contracts.
Operating profit in the first quarter of 2018 included $3.5 million of impairment, restructuring and other severance charges compared to $(0.3) million in the first quarter of 2017.

Surface Technologies

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Revenue	$371.6	$248.4	123.2	49.6
Operating profit (loss)	$30.6	$(18.6)	49.2	264.5

Operating profit (loss) as a percentage of revenue	8.2%	(7.5)%		15.7
Surface Technologies revenue increased $123.2 million or 49.6% year-over-year. Revenue increased in all of our Surface Technologies businesses primary led by Surface Americas. The growth was driven by higher activity in North America due to a strong increase in demand for hydraulic fracturing and wellhead and flow metering equipment. The growth in revenue was partially offset by timing of orders in Surface International and Measurement Solutions.
Surface Technologies operating profit increased $49.2 million year-over-year. This significant increase was primarily driven by higher global activity levels and improved pricing in North America. Operating profit was negatively affected by the unfavorable pricing in our Surface International business.
Operating profit in the first quarter of 2018 included $2.4 million of impairment, restructuring and other severance charges compared to $1.4 million in the first quarter of 2017.
Corporate Items

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Corporate expense	$(59.8)	$(59.7)	(0.1)	(0.2)
Corporate expense remained flat year-over-year. Corporate expense in the first quarter of 2018 included $5.6 million of business combination transaction and integration costs related to the Merger, $2.5 million of impairment, restructuring and other severance charges, and $19.0 million of foreign currency exchange loss.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended
	March 31,
(In millions)	2018	2017
Subsea	$1,227.8	$666.0
Onshore/Offshore	1,849.6	682.0
Surface Technologies	409.6	241.5
Total inbound orders	$3,487.0	$1,589.5
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2018	December 31, 2017
Subsea	$6,110.9	$6,203.9
Onshore/Offshore	7,491.6	6,369.1
Surface Technologies	409.5	409.8
Total order backlog	$14,012.0	$12,982.8
Subsea - Order backlog for Subsea at March 31, 2018 decreased by $93.0 million compared to December 31, 2017. The decrease includes a one-time reduction of $50.8 million related to the adoption of ASC Topic 606. Subsea backlog of $6.1 billion at March 31, 2018 was composed of various subsea projects, including Energean’s Karish; Total’s Kaombo; Petrobras’ pipelay support vessel and pre-salt tree awards; Mellitah’s Bahr Essalam; Eni’s Coral; Woodside’s Greater Enfield; Statoil’s Peregrino Phase II; and VNG’s Fenja.
Onshore/Offshore - Onshore/Offshore order backlog at March 31, 2018 increased by $1.1 billion compared to December 31, 2017. The increase includes a one-time adjustment of $800.8 million related to the adoption of ASC Topic 606. The adjustment is primarily related to additional revenue for future reimbursable work that are now included in backlog, reflecting a change in the timing of order recognition. Onshore/Offshore backlog of $7.5 billion was composed of various projects, including Yamal LNG; Energean’s Karish; Enoc’s Jebel Ali; Sibur’s Zapsib-2; Socar’s Azerikimya; Shell’s Prelude FLNG; Eni’s Coral FLNG and Zadco’s Upper Zakum.
Surface Technologies - Order backlog for Surface Technologies at March 31, 2018 increased by $0.3 million compared to December 31, 2017. The change includes a one-time reduction of $37.9 million related to the adoption of ASC Topic 606. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within twelve months.

LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flowed through centralized bank accounts controlled and maintained by TechnipFMC domestically and in foreign jurisdictions to best meet the liquidity needs of our global operations. The majority of cash held by subsidiaries of our U.S. domiciled companies could be repatriated to the United States. Under current U.S. law, as amended by the Tax Cuts and Jobs Act, signed into law on December 22, 2017, any such repatriation to the U.S. in the form of a dividend would be eligible for a 100% dividend received deduction and therefore would not be subject to U.S. federal income tax.
We expect to meet the continuing funding requirements of our global operations with cash generated by such operations and our existing revolving credit facility.
Net (Debt) Cash - Net (debt) cash, is a non-GAAP financial measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP financial measure to evaluate our capital structure and financial leverage. We believe net debt, or net cash, is a meaningful financial measure that may assist investors in understanding our financial condition and recognizing underlying trends in our capital structure. Net (debt) cash should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with U.S. GAAP or as an indicator of our operating performance or liquidity.
The following table provides a reconciliation of our cash and cash equivalents to net (debt) cash, utilizing details of classifications from our condensed consolidated balance sheets.

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$6,220.6	$6,737.4
Less: Short-term debt and current portion of long-term debt	87.2	77.1
Less: Long-term debt, less current portion	3,735.8	3,777.9
Net (debt) cash	$2,397.6	$2,882.4
Cash Flows
We used $201.6 million of cash from operating activities during the three months ended March 31, 2018 as compared to the $151.0 million cash generated from operating activities during the same period in 2017. The change was primarily due to a decrease in trade accounts payable. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts in our portfolio of projects.
Investing activities consumed $113.6 million of cash during the three months ended March 31, 2018 as compared to the $1,442.9 million cash provided by investing activities during the same period in 2017. The decrease in cash provided by investing activities was due to the Merger in 2017. See Note 2 to our condensed consolidated financial statements of this Quarterly Report for more information on the Merger. During the first quarter we completed acquisitions for a total cash consideration of $62.0 million.
Financing activities used $211.2 million and $865.5 million of cash during the three months ended March 31, 2018 and 2017, respectively. The decrease in cash used by financing activities was due to repayments of long-term debt in the first quarter of 2017.

Debt and Liquidity
Credit Facility - The following is a summary of our revolving credit facility at March 31, 2018:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding(a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$—	$1,356.7	$—	$1,143.3	January 2022

a.
Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $1,356.7 million of commercial paper issued under our facility at March 31, 2018. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at March 31, 2018.
As of March 31, 2018, we were in compliance with all restrictive covenants under our revolving credit facility.
See Note 9 to our condensed consolidated financial statements of this Quarterly Report for more information related to our credit facility.
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
Additional information about credit risk is incorporated herein by reference to Note 15 to our condensed consolidated financial statements of this Quarterly Report.
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $1,143.3 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets.
We project spending approximately $300 million in 2018 for capital expenditures, largely on expenditures in our subsea business. However, projected capital expenditures for 2018 do not include any contingent capital that may be needed to respond to a contract award.
We implemented a U.K. court-approved reduction of our capital, which completed on June 29, 2017, in order to create distributable profits to support the payment of future dividends or future share repurchases. Our board of directors has authorized a $500.0 million share repurchase program that we began executing in 2017 and expect to complete in 2018. On February 20, 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.13 per ordinary share.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates, judgments and assumptions about future events that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the periods presented and the related disclosures in the accompanying notes to the financial statements. Management has reviewed these critical accounting estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting estimates used in preparing our financial statements address all important accounting areas where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. See Note 1 to our condensed consolidated financial statements of this Quarterly Report for a description of our significant accounting policies. We have adopted new accounting standards that did not have a material impact to our critical accounting estimates. See Note 3 to our condensed consolidated financial statements of this Quarterly Report for a description of the recently adopted accounting standards.
Revenue Recognition
The majority of our revenue is derived from long-term contracts that can span several years. We account for revenue in accordance with ASC Topic 606. The unit of account in ASC Topic 606 is a performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our performance obligations are satisfied over time as work progresses or at a point in time.
A significant portion of our total revenue recognized over time relates to our Onshore/Offshore and Subsea segments, primarily for the entire range of onshore facilities, fixed and floating offshore oil and gas facilities and subsea exploration and production equipment projects that involve the design, engineering, manufacturing, construction, and assembly of complex, customer-specific systems. Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.
Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. We include estimated amounts in the transaction price when we believe we have an enforceable right to the modification, the amount can be estimated reliably and its realization is probable. The estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
We execute contracts with our customers that clearly describe the equipment, systems and/or services. After analyzing the drawings and specifications of the contract requirements, our project engineers estimate total contract costs based on their experience with similar projects and then adjust these estimates for specific risks associated with each project, such as technical risks associated with a new design. Costs associated with specific risks are estimated by assessing the probability that conditions arising from these specific risks will affect our total cost to complete the project. After work on a project begins, assumptions that form the basis for our calculation of total project cost are examined on a regular basis and our estimates are updated to reflect the most current information and management’s best judgment.

Adjustments to estimates of contract revenue, total contract cost, or extent of progress toward completion are often required as work progresses under the contract and as experience is gained, even though the scope of work required under the contract may not change. The nature of accounting for long-term contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Consequently, the amount of revenue recognized over time is sensitive to changes in our estimates of total contract costs. There are many factors, including, but not limited to, the ability to properly execute the engineering and design phases consistent with our customers’ expectations, the availability and costs of labor and material resources, productivity and weather, that can affect the accuracy of our cost estimates, and ultimately, our future profitability.
Our operating profit for the quarter ended March 31, 2018 was positively impacted by approximately $177.9 million, as a result of changes in contract estimates related to projects that were in progress at December 31, 2017. During the quarter ended March 31, 2018, we recognized favorable changes in our estimates which had an impact on our operating profit in the amounts of $136.4 million and $41.5 million in our Onshore/Offshore and Subsea segment’s, respectively. The changes in contract estimates are attributed to better than expected performance throughout our execution of our projects.
OTHER MATTERS
On March 28, 2016, FMC Technologies received an inquiry from the U.S. Department of Justice ("DOJ") related to the DOJ's investigation of whether certain services Unaoil S.A.M. provided to its clients, including FMC Technologies, violated the U.S. Foreign Corrupt Practices Act ("FCPA"). On March 29, 2016, Technip S.A. also received an inquiry from the DOJ related to Unaoil. We are cooperating with the DOJ's investigations and, with regard to FMC Technologies, a related investigation by the U.S. Securities and Exchange Commission.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting TechnipFMC, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Form 10-K for the year ended December 31, 2017. Our exposure to market risk has not changed materially since December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2018, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2018, that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting that were disclosed in our Form 10-K for the year ended December 31, 2017 (“Form 10-K”).
As disclosed in Part II, Item 9A, “Controls and Procedures” in our Form 10-K (“Item 9A”), we identified material weaknesses in internal control over financial reporting in the following areas: (i) controls relating to the calculation of temporary gains and losses from natural hedges on certain of our projects and related foreign exchange adjustments; (ii) controls over the period-end financial reporting process specifically related to journal entries and account reconciliation in certain regions and locations; and (iii) controls relating to certain information technology systems.
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
A purported shareholder class action filed in 2017 and amended in January 2018 and captioned Prause v. TechnipFMC, et al., No. 4:17-cv-02368 (S.D. Texas) is pending in the U.S. District Court for the Southern District of Texas against the Company and certain current officers and a former employee of the Company. The suit alleges violations of the federal securities laws in connection with the Company's restatement of our first quarter 2017 financial results and a material weakness in our internal control over financial reporting announced on July 24, 2017. The Company is vigorously contesting the litigation and cannot predict its duration or outcome.
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
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2018.
The following table summarizes repurchases of our ordinary shares during the three months ended March 31, 2018.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2018 - January 31, 2018	587,600	$33.35	587,600	15,804,571
February 1, 2018 - February 28, 2018	585,940	$30.28	585,400	15,219,171
March 1, 2018 - March 31, 2018	1,831,268	$29.85	1,831,268	13,387,903
Total	3,004,808		3,004,268	13,387,903

a.
Represents 3,004,268 ordinary shares repurchased and canceled and 540 ordinary shares purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 24,140 shares of registered ordinary shares held in this trust, as directed by the beneficiaries during the three months ended March 31, 2018.

b.
In April 2017, we announced a repurchase program approved by our Board of Directors authorizing up to $500 million to repurchase our issued and outstanding ordinary shares through open market purchases. Following a court-approved reduction of our capital, we implemented our share repurchase program on September 25, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Pursuant to section 13(r) of the Exchange Act, two of our non-U.S. subsidiaries have contracts with entities in Iran. We have prepared a feasibility study related to improvements to an olefins plant in Iran. We are also providing engineering and design services for the construction of an ethylene plant in Iran, which is expected to be completed by the end of 2018. All activities were conducted, and will be conducted, outside the United States by non-U.S. entities in compliance with applicable law. We received no revenue under either contract for the three months ended March 31, 2018. The expected gross revenue from the olefins plant and the ethylene plant is 250,000 Euros and 8,000,000 Euros, respectively, which is less than 0.1% of our revenues for the fiscal year ended December 31, 2017. Net profit from the two contracts is unknown at this time.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Quarterly Report on Form 10Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Maryann T. Mannen
Maryann T. Mannen
Executive Vice President and Chief Financial Officer (Principal Financial Officer and a Duly Authorized Officer)
Date: May 15, 2018