Form 10-Q
period 2018-06-30
TechnipFMC plc
filed 2018-08-06
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2018
Ordinary shares, $1.00 par value per share	454,499,815

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

•
risks associated with tax liabilities, the impact of changes in the U.S. federal tax code as a result of recent U.S. federal tax legislation and uncertainty as to how some of those changes may be applied, or other changes in U.S. federal or international tax laws or interpretations to which we are subject; and

•
such other risk factors set forth in our filings with the United States Securities and Exchange Commission and in our filings with the Autorité des marchés financiers or the U.K. Financial Conduct Authority.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenue
Service revenue	$2,243.9	$3,134.3	$4,671.3	$5,926.1
Product revenue	663.7	654.8	1,312.1	1,217.3
Lease and other revenue	53.3	55.9	102.7	89.6
Total revenue	2,960.9	3,845.0	6,086.1	7,233.0

Costs and expenses
Cost of service revenue	1,846.9	2,509.5	3,799.4	4,887.1
Cost of product revenue	544.1	614.8	1,078.9	1,192.5
Cost of lease and other revenue	31.2	37.7	68.5	62.7
Selling, general and administrative expense	281.4	268.0	584.5	522.1
Research and development expense	53.6	49.1	94.7	92.5
Impairment, restructuring and other expenses (Note 14)	11.4	(12.3)	22.9	(2.6)
Merger transaction and integration costs (Note 2)	9.0	23.3	14.6	78.0
Total costs and expenses	2,777.6	3,490.1	5,663.5	6,832.3

Other income (expense), net	2.2	(50.3)	(23.0)	13.2
Income from equity affiliates (Note 9)	40.2	12.7	54.2	22.1
Income before net interest expense and income taxes	225.7	317.3	453.8	436.0
Net interest expense	(50.9)	(72.1)	(138.3)	(154.2)
Income before income taxes	174.8	245.2	315.5	281.8
Provision for income taxes (Note 16)	64.7	86.2	114.0	138.0
Net income	110.1	159.0	201.5	143.8
Net (income) loss attributable to noncontrolling interests	(4.4)	5.9	(0.7)	2.4
Net income attributable to TechnipFMC plc	$105.7	$164.9	$200.8	$146.2

Earnings per share attributable to TechnipFMC plc (Note 6)
Basic	$0.23	$0.35	$0.43	$0.31
Diluted	$0.23	$0.35	$0.43	$0.31

Weighted average shares outstanding (Note 6)
Basic	461.4	466.7	462.8	466.7
Diluted	463.3	468.4	464.2	468.2

Cash dividends declared per share	$0.13	$—	$0.26	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Net income	$110.1	$159.0	$201.5	$143.8
Foreign currency translation adjustments(a)	(142.5)	(41.5)	(140.1)	(34.9)

Net unrealized gains on available-for-sale securities
Net unrealized gains arising during the period	—	(0.8)	—	—
Net unrealized gains on available-for-sale securities(b)	—	(0.8)	—	—

Net gains (losses) on hedging instruments
Net gain (losses) arising during the period	(43.4)	17.6	(32.2)	42.3
Reclassification adjustment for net (gains) losses included in net income	(3.6)	20.3	(3.4)	54.7
Net gain (loss) on hedging instruments(c)	(47.0)	37.9	(35.6)	97.0

Pension and other post-retirement benefits
Net gains (losses) arising during the period	0.4	(1.2)	—	(1.2)
Reclassification adjustment for amortization of prior service cost included in net income	0.3	0.1	0.3	0.2
Reclassification adjustment for amortization of net actuarial loss included in net income	—	0.5	—	0.9
Net pension and other postretirement benefits(d)	0.7	(0.6)	0.3	(0.1)
Other comprehensive income (loss), net of tax	(188.8)	(5.0)	(175.4)	62.0
Comprehensive income (loss)	(78.7)	154.0	26.1	205.8
Comprehensive (income) loss attributable to noncontrolling interest	(3.8)	5.9	(1.7)	2.2
Comprehensive income (loss) attributable to TechnipFMC plc	$(82.5)	$159.9	$24.4	$208.0

a.
Net of income tax (expense) benefit of $(0.5) and $(3.2) for the three months ended June 30, 2018 and 2017, respectively, and $(0.5) and $(3.9) for the six months ended June 30, 2018 and 2017, respectively.

b.	Net of income tax (expense) benefit of nil and nil for the three months ended June 30, 2018 and 2017, respectively, and nil and nil for the six months ended June 30, 2018 and 2017, respectively.

c.
Net of income tax (expense) benefit of $12.1 and $(18.7) for the three months ended June 30, 2018 and 2017, respectively, and $8.9 and $(37.3) for the six months ended June 30, 2018 and 2017, respectively.

d.
Net of income tax (expense) benefit of $(0.4) and $0.2 for the three months ended June 30, 2018 and 2017, respectively, and $(0.2) and $0.4 for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$5,555.4	$6,737.4
Trade receivables, net of allowances of $127.2 in 2018 and $117.4 in 2017	2,198.6	1,484.4
Contract assets	1,412.9	1,755.5
Inventories, net (Note 7)	1,085.6	987.0
Derivative financial instruments (Note 17)	83.9	78.3
Income taxes receivable	338.7	337.0
Advances paid to suppliers	300.0	391.3
Other current assets (Note 8)	866.4	1,206.2
Total current assets	11,841.5	12,977.1
Investments in equity affiliates	346.6	272.5
Property, plant and equipment, net of accumulated depreciation of $1,964.5 in 2018 and $1,947.9 in 2017	3,697.8	3,871.5
Goodwill	9,009.8	8,929.8
Intangible assets, net of accumulated amortization of $571.9 in 2018 and $486.9 in 2017	1,253.8	1,333.8
Deferred income taxes	442.0	454.7
Derivative financial instruments (Note 17)	84.6	94.9
Other assets	382.4	329.4
Total assets	$27,058.5	$28,263.7

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 11)	$78.5	$77.1
Accounts payable, trade	2,924.6	3,958.7
Contract liabilities	3,973.3	3,314.2
Accrued payroll	350.7	402.2
Derivative financial instruments (Note 17)	97.9	69.0
Income taxes payable	255.3	320.3
Other current liabilities (Note 8)	1,477.4	1,687.9
Total current liabilities	9,157.7	9,829.4
Long-term debt, less current portion (Note 11)	3,787.5	3,777.9
Accrued pension and other post-retirement benefits, less current portion	242.4	282.0
Derivative financial instruments (Note 17)	88.3	68.1
Deferred income taxes	355.8	419.7
Other liabilities	379.2	477.2
Total Liabilities	14,010.9	14,854.3
Commitments and contingent liabilities (Note 15)
Mezzanine equity
Redeemable noncontrolling interest	39.7	—
Stockholders’ equity (Note 12)
Ordinary shares, $1.00 par value; 618.3 shares and 525.0 shares authorized in 2018 and 2017, respectively; 457.5 shares and 465.1 shares issued and outstanding in 2018 and 2017, respectively; 7.7 and 2.1 shares canceled in 2018 and 2017, respectively	457.5	465.1
Ordinary shares held in employee benefit trust, at cost; 0.1 shares in 2018 and 2017	(3.9)	(4.8)
Capital in excess of par value of ordinary shares	10,335.5	10,483.3
Retained earnings	3,376.5	3,448.0
Accumulated other comprehensive loss	(1,180.1)	(1,003.7)
Total TechnipFMC plc stockholders’ equity	12,985.5	13,387.9
Noncontrolling interests	22.4	21.5
Total equity	13,007.9	13,409.4
Total liabilities and equity	$27,058.5	$28,263.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Six Months Ended
	June 30,
	2018	2017
Cash provided (required) by operating activities
Net income	$201.5	$143.8
Adjustments to reconcile net income (loss) to cash provided (required) by operating activities
Depreciation	179.6	183.3
Amortization	90.9	127.4
Employee benefit plan and share-based compensation costs	15.9	16.2
Deferred income tax provision (benefit), net	(36.2)	(49.7)
Unrealized loss (gain) on derivative instruments and foreign exchange	31.5	(36.1)
Impairments	12.5	0.8
Income from equity affiliates, net of dividends received	(51.8)	(19.8)
Other	51.0	8.4
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(173.6)	715.1
Inventories, net	(154.2)	190.2
Accounts payable, trade	(912.1)	(245.3)
Contract liabilities	308.1	(376.2)
Income taxes payable (receivable), net	(77.4)	(82.4)
Other assets and liabilities, net	29.1	(281.4)
Cash provided (required) by operating activities	(485.2)	294.3

Cash provided (required) by investing activities
Capital expenditures	(134.8)	(107.5)
Cash acquired in merger of FMC Technologies, Inc. and Technip S.A.	—	1,479.2
Acquisitions, net of cash acquired	(103.4)	—
Cash divested from deconsolidation	1.7	—
Proceeds from sale of assets	6.2	3.3
Other	(5.4)	11.8
Cash provided (required) by investing activities	(235.7)	1,386.8

Cash required by financing activities
Net decrease in short-term debt	(22.4)	(16.7)
Net increase (decrease) in commercial paper	83.7	(98.2)
Proceeds from issuance of long-term debt	2.5	5.6
Repayments of long-term debt	—	(554.6)
Payments related to taxes withheld on share-based compensation	—	(46.6)
Purchase of treasury shares	(226.3)	—
Dividends paid	(120.2)	—
Settlements of mandatorily redeemable financial liability	(124.2)	(76.6)
Other	1.0	1.9
Cash required by financing activities	(405.9)	(785.2)
Effect of changes in foreign exchange rates on cash and cash equivalents	(55.2)	13.9
Increase (decrease) in cash and cash equivalents	(1,182.0)	909.8
Cash and cash equivalents, beginning of period	6,737.4	6,269.3
Cash and cash equivalents, end of period	$5,555.4	$7,179.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	$465.1	$(4.8)	$10,483.3	$3,448.0	$(1,003.7)	$21.5	$13,409.4
Adoption of accounting standards (Note 4)	—	—	—	(91.5)	—	0.1	(91.4)
Net income (loss)	—	—	—	200.8	—	0.7	201.5
Other comprehensive income (loss)	—	—	—	—	(176.4)	1.0	(175.4)
Cancellation of treasury shares	(7.7)	—	(173.7)	(60.6)	—	—	(242.0)
Issuance of ordinary shares	0.1	—	0.1	—	—	—	0.2
Net sales of ordinary shares for employee benefit trust	—	0.9	—	—	—	—	0.9
Dividends	—	—	—	(120.2)	—	—	(120.2)
Share-based compensation	—	—	25.8	—	—	—	25.8
Other	—	—	—	—	—	(0.9)	(0.9)
Balance as of June 30, 2018	$457.5	$(3.9)	$10,335.5	$3,376.5	$(1,180.1)	$22.4	$13,007.9

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
Investments in the common stock of unconsolidated affiliates - The equity method of accounting is used to account for investments in unconsolidated affiliates where we have the ability to exert significant influence over the affiliates’ operating and financial policies. The cost method of accounting is used where significant influence over the affiliate is not present. For certain construction joint ventures, we use the proportionate consolidation method, whereby our proportionate share of each entity’s assets, liabilities, revenues and expenses are included in the appropriate classifications in the accompanying consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying consolidated financial statements.
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

We determine whether investments involve a variable interest entity (“VIE”) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if we are the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. If we are deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest. Our unconsolidated VIEs are accounted for using the equity method of accounting.
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
Amortization of deferred commissions is included in selling, general and administrative expenses.
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
Property, plant and equipment - Property, plant and equipment are recorded at cost. Depreciation is principally provided on the straight-line basis over the estimated useful lives of the assets (vessels - 10 to 30 years; buildings - 10 to 50 years; and machinery and equipment - 3 to 20 years). Gains and losses are realized upon the sale or retirement of assets and are recorded in other income (expense), net, on our consolidated statements of income. Maintenance and repair costs are expensed as incurred. Expenditures that extend the useful lives of property, plant and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

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
A lower fair value estimate in the future for any of our reporting units could result in goodwill impairments. Factors that could trigger a lower fair value estimate include sustained price declines of the reporting unit’s products and services, cost increases, regulatory or political environment changes, changes in customer demand and other changes in market conditions, which may affect certain market participant assumptions used in the discounted future cash flow model.
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
Debt instruments - Debt instruments include synthetic bonds, senior and private placement notes and other borrowings. Issuance fees and redemption premiums on debt instruments are included in the cost of debt in the consolidated balance sheets, as an adjustment to the nominal amount of the debt. Loan origination costs for revolving credit facilities are recorded as an asset and amortized over the life of the underlying debt.
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
Share-based employee compensation - The measurement of share-based compensation expense on restricted share awards and performance share awards is based on the market price at the grant date and the number of shares awarded. We used the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted prior to December 31, 2016 and the Black-Scholes options pricing model to measure the fair value of stock options granted on or after January 1, 2017. The share-based compensation expense for each award is recognized ratably over the applicable service period or the period beginning at the start of the service period and ending when an employee becomes eligible for retirement, after taking into account estimated forfeitures.
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
NOTE 2. MERGERS AND ACQUISITIONS
Merger of FMC Technologies and Technip
Description of the merger - On June 14, 2016, FMC Technologies, Inc (“FMC Technologies”) and Technip S.A. (“Technip”) entered into a definitive business combination agreement (the “Merger Agreement”) providing for the business combination among FMC Technologies, FMC Technologies SIS Limited, a private limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of FMC Technologies, and Technip. On August 4, 2016, the legal name of FMC Technologies SIS Limited was changed to TechnipFMC Limited, and on January 11, 2017, was subsequently re-registered as TechnipFMC plc, a public limited company incorporated under the laws of England and Wales.
On January 16, 2017, the business combination was completed. Pursuant to the terms of the definitive business combination agreement, Technip merged with and into TechnipFMC, with TechnipFMC continuing as the surviving company (the “Technip Merger”), and each ordinary share of Technip (the “Technip Shares”), other than Technip Shares owned by Technip or its wholly-owned subsidiaries, were exchanged for 2.0 ordinary shares of TechnipFMC, subject to the terms of the Merger Agreement. Immediately following the Technip Merger, a wholly-owned indirect subsidiary of TechnipFMC (“Merger Sub”) merged with and into FMC Technologies, with FMC Technologies continuing as the surviving company and as a wholly-owned indirect subsidiary of TechnipFMC, and each share of common stock of FMC Technologies (the “FMCTI Shares”), other than FMCTI Shares owned by FMC Technologies, TechnipFMC, Merger Sub or their wholly-owned subsidiaries, was exchanged for 1.0 ordinary share of TechnipFMC, subject to the terms of the Merger Agreement.
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
We incurred merger transaction and integration costs of $9.0 million and $14.6 million during the three and six months ended June 30, 2018 , respectively, and $23.3 million and $78.0 million during the three and six months ended June 30, 2017, respectively.
Description of FMC Technologies as Accounting Acquiree - FMC Technologies is a global provider of technology solutions for the energy industry. FMC Technologies designs, manufactures and services technologically sophisticated systems and products, including subsea production and processing systems, surface wellhead production systems, high pressure fluid control equipment, measurement solutions and marine loading systems for the energy industry. Subsea systems produced by FMC Technologies are used in the offshore production of crude oil and natural gas and are placed on the seafloor to control the flow of crude oil and natural gas from the reservoir to a host processing facility. Additionally, FMC Technologies provides a full range of drilling, completion and production wellhead systems for both standard and custom-engineered applications. Surface wellhead production systems, or trees, are used to control and regulate the flow of crude oil and natural gas from the well and are used in both onshore and offshore applications.
Consideration Transferred - The acquisition-date fair value of the consideration transferred consisted of the following:

(In millions, except per share data)
Total FMC Technologies, Inc. shares subject to exchange as of January 16, 2017	228.9
FMC Technologies Inc. exchange ratio(a)	0.5
Shares of TechnipFMC issued	114.4
Value per share of Technip as of January 16, 2017(b)	$71.4
Total purchase consideration	$8,170.7

a.
As the calculation is deemed to reflect a share capital increase of the accounting acquirer, the FMC Technologies exchange ratio (1 share of TechnipFMC for 1 share of FMC Technologies as provided in the Merger Agreement) is adjusted by dividing the FMC Technologies exchange ratio by the Technip exchange ratio (2 shares of TechnipFMC for 1 share of Technip as provided in the Merger Agreement), i.e., 1 / 2 = 0.5 in order to reflect the number of shares of Technip that FMC Technologies stockholders would have received if Technip were to have issued its own shares.

b.	Closing price of Technip’s ordinary shares on Euronext Paris on January 16, 2017 in Euro converted at the Euro to U.S. dollar exchange rate of $1.0594 on January 16, 2017.

Assets Acquired and Liabilities Assumed - The following table summarizes the final allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date:

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
Segment Allocation of Goodwill - The final allocation of goodwill to the reporting segments based on the final valuation is as follows:

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
Acquired Identifiable Intangible Assets - The identifiable intangible assets acquired include the following:

(In millions, except estimated useful lives)	Fair Value	Estimated Useful Lives
Acquired technology	$240.0	10
Backlog	175.0	2
Customer relationships	285.0	10
Tradenames	635.0	20
Software	55.3	Various
Total identifiable intangible assets acquired	$1,390.3

As part of the ongoing review of the purchase price allocation, a $19.7 million adjustment to our deferred tax liability balance was recorded during the first quarter of 2018 which increased Surface Technologies goodwill.
Pro Forma Impact of the Merger (unaudited) - The following unaudited supplemental pro forma results present consolidated information as if the Merger had been completed as of January 1, 2017. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the Merger. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the Merger had been consummated as of January 1, 2017, nor are they indicative of future results.

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions, except per share data)	2017 Pro Forma	2017 Pro Forma
Revenue	$3,845.0	$7,345.9
Net income attributable to TechnipFMC adjusted for dilutive effects	$164.9	$61.4
Diluted earnings per share	0.35	0.13
Other Acquisitions
On January 29, 2018, we entered into a share purchase agreement with the Island Offshore group to acquire a 51% stake in Island Offshore Subsea AS (“Island Offshore”). Island Offshore provides Riserless Light Well Intervention (“RLWI”) project management and engineering services for plug and abandonment (“P&A”), riserless coiled tubing and well completion operations. Island Offshore has developed proprietary designs related to subsea P&A and riserless coiled tubing. We will enter into a strategic cooperation agreement to deliver RLWI services on a worldwide basis, which will also include our RLWI capabilities. The acquisition was completed on April 18, 2018 for total cash consideration of $42.4 million. As a result of the acquisition, we recorded redeemable financial liability equal to the fair value of a written put option. Finally, we preliminarily increased goodwill by $85.0 million.
Additional acquisitions, including purchased interests in equity method investments, during the six months ended June 30, 2018 totaled $61.0 million in consideration paid and preliminarily increased goodwill by $0.5 million.
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
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies the implementation guidance on principal versus agent considerations. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this update did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, we adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other amendments, this update requires equity investments not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This updated guidance also simplifies the impairment assessment of equity investments without readily determinable fair values and eliminates the requirement to disclose significant assumptions and methods used to estimate the fair value of financial instruments measured at amortized cost. The updated guidance further requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes. All amendments are required to be adopted on a modified retrospective basis, with two exceptions. The amendments related to equity investments without readily determinable fair values and the requirement to use an exit price notion are required to be adopted prospectively. In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. These amendments clarify the guidance in ASU No. 2016-01, on the following issues (among other things): Equity Securities without a Readily Determinable Fair Value-Discontinuation; Equity Securities without a Readily Determinable Fair Value - Adjustment; Forward Contracts and Purchase Options; Presentation Requirements for Certain Fair Value Option Liabilities; Fair Value Option Liabilities Denominated in a Foreign Currency; and Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The amendments in this ASU are effective in conjunction with the adoption of ASU No. 2016-01. In March 2018, the FASB issued ASU No. 2018-04, “Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273.” This ASU supersedes SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 117, which brings existing guidance into conformity with Topic 321, Investments-Equity Securities, and SEC Release No. 33-9273, which removed Regulation S-X Rule 3A-05, Special Requirements as to Public Utility Holding Companies. The adoption of these updates did not have a material impact on our consolidated financial statements.
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

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) (the “Tax Cuts and Jobs Act”) was signed into law. The amendments in this ASU are effective upon issuance. The adoption of this update did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards under U.S. GAAP
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. Early application is permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The guidance will become effective for us on January 1, 2019. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. As part of our assessment work-to-date, we have formed an implementation work team, conducted training for the relevant staff regarding the potential impacts of the new ASU and are continuing our contract analysis and policy review. We have engaged external resources to assist us in our efforts of completing the analysis of potential changes to current accounting practices. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses.” This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The updated guidance applies to (i) loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, (ii) loan commitments and other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income and (iv) beneficial interests in securitized financial assets. The amendments in this ASU are effective for us on January 1, 2020 and are required to be adopted on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI).” This update provides an option to reclassify stranded tax effects with AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires financial statement disclosures that indicate a description of the accounting policy for releasing income tax effects from AOCI; whether there is an election to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act and information about the other income tax effects are reclassified. These amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this ASU are effective for us January 1, 2019. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This update expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. The amendments in this update also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. The amendments in this update are effective for us on January 1, 2019, with early adoption permitted, but no earlier than our adoption of ASC Topic 606. We are currently evaluating the impact of this ASU on our consolidated financial statements.
NOTE 4. REVENUE
The majority of our revenue is from long-term contracts associated with designing and manufacturing products and systems and providing services to customers involved in exploration and production of crude oil and natural gas. On January 1, 2018, we adopted ASC Topic 606 of GAAP using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018 resulting in a $91.5 million reduction to retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
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

Payment terms - Progress billings are generally issued upon completion of certain phases of the work as stipulated in the contract. Payment terms may either be fixed, lump-sum or driven by time and materials (e.g., daily or hourly rates, plus materials). Because typically the customer retains a small portion of the contract price until completion of the contract, our contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities on the balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.
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
Revenue recognized over time - Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for approximately 83.1% and 83.3% of our revenue for the three and six months ended June 30, 2018, respectively. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress.
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
Contract modifications - Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
Revenue Recognition by Segment
The following is a description of principal activities separated by reportable segments from which the Company generates its revenue. See Note 5 to our condensed consolidated financial statements of this Quarterly Report for more detailed information about reportable segments.

a.	Subsea
Our Subsea segment manufactures and designs products and systems, performs engineering, procurement and project management and provides services used by oil and gas companies involved in offshore exploration and production of crude oil and natural gas. Systems and services may be sold separately or as combined integrated systems and services offered within one contract. Many of the systems and products the Company supplies for subsea applications are highly engineered to meet the unique demands of our customers’ field properties and are typically ordered one to two years prior to installation. We often receive advance payments and progress billings from our customers in order to fund initial development and working capital requirements.
Under Subsea engineering, procurement, construction and installation contracts, revenue is principally generated from long-term contracts with customers. We have determined these contracts generally have one performance obligation as the delivered product is highly customized to customer and field specifications. We generally recognize revenue over time for such contracts as the customized products do not have an alternative use for the Company and we have an enforceable right to payment plus a reasonable profit for performance completed to date.
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
Our Onshore/Offshore segment designs and builds onshore facilities related to the production, treatment, transformation and transportation of oil and gas; and designs, manufactures and installs fixed and floating platforms for the offshore production and processing of oil and gas reserves.
Our onshore business combines the design, engineering, procurement, construction and project management of the entire range of onshore facilities. Our onshore activity covers all types of onshore facilities related to the production, treatment and transportation of oil and gas, as well as transformation with petrochemicals such as ethylene, polymers and fertilizers. Some of the onshore activities include the development of onshore fields, refining, natural gas treatment and liquefaction, and design and construction of hydrogen and synthesis gas production units.
Many of these contracts provide a combination of engineering, procurement, construction, project management and installation services, which may last several years. We have determined that contracts of this nature have generally one performance obligation. In these contracts, the final product is highly customized to the specifications of the field and the customer’s requirements. Therefore, the customer obtains control of the asset over time, and thus revenue is recognized over time.
Our offshore business combines the design, engineering, procurement, construction and project management within the entire range of fixed and floating offshore oil and gas facilities, many of which were the first of their kind, including the development of floating liquefied natural gas (“FLNG”) facilities. Similar to onshore contracts, contracts grouped under this segment provide a combination of services, which may last several years.
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
The following tables present products and services revenue by geography for each reportable segment for the three and six months ended June 30, 2018:

	Reportable Segments
	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
(In millions)	Subsea	Onshore/Offshore	Surface Technologies	Subsea	Onshore/Offshore	Surface Technologies
Europe, Russia, Central Asia	$409.4	$705.5	$58.3	714.9	1,706.4	106.5
America	331.3	90.9	237.5	781.9	163.6	445.0
Asia Pacific	137.9	310.6	29.7	249.9	605.9	51.8
Africa	261.6	76.9	11.4	541.4	147.5	27.1
Middle East	43.8	158.5	44.3	50.3	292.4	98.8
Total products and services revenue	$1,184.0	$1,342.4	$381.2	$2,338.4	$2,915.8	$729.2
The following tables represent revenue by contract type for each reportable segment for the three and six months ended June 30, 2018:

	Reportable Segments
	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
(In millions)	Subsea	Onshore/Offshore	Surface Technologies	Subsea	Onshore/Offshore	Surface Technologies
Services	$834.4	$1,342.4	$67.1	1,640.7	2,915.8	114.8
Products	349.6	—	314.1	697.7	—	614.4
Total products and services revenue	1,184.0	1,342.4	381.2	2,338.4	2,915.8	729.2
Lease and other(a)	33.4	—	19.9	59.2	—	43.5
Total revenue	$1,217.4	$1,342.4	$401.1	$2,397.6	$2,915.8	$772.7

a.	Represents revenue not subject to ASC Topic 606.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the consolidated balance sheets.
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
The following table provides information about net contract assets (liabilities) as of June 30, 2018 and December 31, 2017:

(In millions)	June 30, 2018	December 31, 2017	$ change	% change
Contract assets	$1,412.9	$1,755.5	$(342.6)	(19.5)
Contract (liabilities)	(3,973.3)	(3,314.2)	(659.1)	(19.9)
Net contract assets (liabilities)	$(2,560.4)	$(1,558.7)	$(1,001.7)	(64.3)
The majority of the change in net contract assets (liabilities) was due to the adoption of ASC Topic 606. The adoption resulted in a net reclassification from net contract assets (liabilities) to trade receivables. See ‘Impact on Primary Financial Statements’ below. Certain amounts that were previously reported in contract assets and contract liabilities have been reclassified to trade receivables as of June 30, 2018.
The remaining decrease not related to the adoption of ASC Topic 606 in our contract assets from December 31, 2017 to June 30, 2018 was primarily due to the timing of milestone payments, partially offset by an increase of $5.7 million in contract assets due to acquisitions.
The remaining increase not related to the adoption of ASC Topic 606 in our contract liabilities was primarily due to cash received, excluding amounts recognized as revenue during the period.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Revenue recognized for the three and six months ended June 30, 2018 that were included in the contract liabilities balance at December 31, 2017 was $601.4 million and $1,437.7 million, respectively.
In addition, net revenue recognized for the three and six months ended June 30, 2018 from our performance obligations satisfied in previous periods has unfavorable impact of $21.3 million and favorable impact of $66.8 million, respectively. This primarily relates to the changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO”) represent the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the RUPO includes the base transaction price, variable consideration and changes in transaction price. The RUPO table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of RUPO related to unfilled, confirmed customer orders is estimated at each reporting date. As of June 30, 2018, the aggregate amount of the transaction price allocated to RUPO was $14,871.8 million. The Company expects to recognize revenue on approximately 73.0% of the RUPO through 2019 and 27.0% thereafter.

The following table details the RUPO for each business segment as of June 30, 2018:

(In millions)	2018	2019	Thereafter
Subsea	$1,883.4	$2,286.1	$2,007.5
Onshore/Offshore	2,874.0	3,403.2	2,002.3
Surface Technologies	374.7	40.6	—
Total remaining unsatisfied performance obligations	$5,132.1	$5,729.9	$4,009.8

Impact on Primary Financial Statements
The impact to revenues for the three and six months ended June 30, 2018 was a decrease of $47.1 million and $10.9 million, respectively, as a result of applying ASC Topic 606. A difference between revenue recognized under ASC Topic 606 as compared to ASC Topic 605 exists for certain contracts in which physical progress was used as the measure of progress for which the cost-to-cost method best depicts the transfer of control to the customer.
A difference exists in the presentation of trade receivables, contract assets and contract liabilities. Upon adoption of ASC Topic 606, we recognize trade receivables when we have the unconditional right to payment. Previously, we reported certain billed amounts on a net basis within contract assets and contract liabilities when the legal right of offset was present within the contract.
Consolidated Statements of Income for the three and six months ended June 30, 2018:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
(In millions, except per share data)	As reported	Effect of ASC Topic 606	Under ASC Topic 605	As reported	Effect of ASC Topic 606	Under ASC Topic 605
Revenue
Service revenue	$2,243.9	$46.2	$2,290.1	$4,671.3	$13.6	$4,684.9
Product revenue	663.7	0.9	664.6	1,312.1	(2.7)	1,309.4
Lease and other revenue	53.3	—	53.3	102.7	—	102.7
Total revenue	2,960.9	47.1	3,008.0	6,086.1	10.9	6,097.0

Costs and expenses
Cost of service revenue	1,846.9	(4.8)	1,842.1	3,799.4	(18.7)	3,780.7
Cost of product revenue	544.1	2.1	546.2	1,078.9	(0.9)	1,078.0
Cost of lease and other revenue	31.2	—	31.2	68.5	—	68.5
Selling, general and administrative expense	281.4	—	281.4	584.5	—	584.5
Research and development expense	53.6	—	53.6	94.7	—	94.7
Impairment, restructuring and other expenses (Note 14)	11.4	—	11.4	22.9	—	22.9
Merger transaction and integration costs (Note 2)	9.0	—	9.0	14.6	—	14.6
Total costs and expenses	2,777.6	(2.7)	2,774.9	5,663.5	(19.6)	5,643.9

Other income (expense), net	2.2	—	2.2	(23.0)	—	(23.0)
Income from equity affiliates	40.2	—	40.2	54.2	—	54.2
Income before net interest expense and income taxes	225.7	49.8	275.5	453.8	30.5	484.3
Net interest expense	(50.9)	—	(50.9)	(138.3)	—	(138.3)
Income before income taxes	174.8	49.8	224.6	315.5	30.5	346.0
Provision for income taxes (Note 16)	64.7	18.4	83.1	114.0	13.2	127.2
Net income	110.1	31.4	141.5	201.5	17.3	218.8
Net (income) loss attributable to noncontrolling interests	(4.4)	(0.6)	(5.0)	(0.7)	(0.5)	(1.2)
Net income attributable to TechnipFMC plc	$105.7	$30.8	$136.5	$200.8	$16.8	$217.6

Consolidated Balance Sheets as of June 30, 2018:

	June 30, 2018
(In millions, except par value data)	As reported	Effect of ASC Topic 606	Under ASC Topic 605
Assets
Cash and cash equivalents	$5,555.4	$—	$5,555.4
Trade receivables, net	2,198.6	(1,116.4)	1,082.2
Contract assets	1,412.9	409.9	1,822.8
Inventories, net (Note 7)	1,085.6	25.0	1,110.6
Derivative financial instruments (Note 17)	83.9	—	83.9
Income taxes receivable	338.7	0.1	338.8
Advances paid to suppliers	300.0	—	300.0
Other current assets (Note 8)	866.4	—	866.4
Total current assets	11,841.5	(681.4)	11,160.1
Investments in equity affiliates	346.6	—	346.6
Property, plant and equipment, net of accumulated depreciation	3,697.8	—	3,697.8
Goodwill	9,009.8	—	9,009.8
Intangible assets, net of accumulated amortization	1,253.8	—	1,253.8
Deferred income taxes	442.0	(23.1)	418.9
Derivative financial instruments (Note 17)	84.6	—	84.6
Other assets	382.4	(1.0)	381.4
Total assets	$27,058.5	$(705.5)	$26,353.0

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 11)	$78.5	$—	$78.5
Accounts payable, trade	2,924.6	20.4	2,945.0
Contract liabilities	3,973.3	(816.8)	3,156.5
Accrued payroll	350.7	—	350.7
Derivative financial instruments (Note 17)	97.9	—	97.9
Income taxes payable	255.3	18.3	273.6
Other current liabilities (Note 8)	1,477.4	(27.7)	1,449.7
Total current liabilities	9,157.7	(805.8)	8,351.9
Long-term debt, less current portion (Note 11)	3,787.5	—	3,787.5
Accrued pension and other post-retirement benefits, less current portion	242.4	—	242.4
Derivative financial instruments (Note 17)	88.3	—	88.3
Deferred income taxes	355.8	(8.4)	347.4
Other liabilities	379.2	—	379.2
Commitments and contingent liabilities (Note 15)
Mezzanine equity
Redeemable noncontrolling interest	39.7	—	39.7
Stockholders’ equity (Note 12)
Ordinary shares	457.5	—	457.5
Ordinary shares held in employee benefit trust	(3.9)	—	(3.9)
Capital in excess of par value of ordinary shares	10,335.5	—	10,335.5
Retained earnings	3,376.5	108.3	3,484.8
Accumulated other comprehensive loss	(1,180.1)	—	(1,180.1)
Total TechnipFMC plc stockholders’ equity	12,985.5	108.3	13,093.8
Noncontrolling interests	22.4	0.4	22.8
Total equity	13,007.9	108.7	13,116.6
Total liabilities and equity	$27,058.5	$(705.5)	$26,353.0

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

•
Onshore/Offshore - designs and builds onshore facilities related to the production, treatment, transformation and transportation of oil and gas; and designs, manufactures and installs fixed and floating platforms for the production and processing of oil and gas reserves.

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

Segment revenue and segment operating profit were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Segment revenue
Subsea	$1,217.4	$1,730.3	$2,397.6	$3,107.0
Onshore/Offshore	1,342.4	1,812.9	2,915.8	3,576.9
Surface Technologies	401.1	300.0	772.7	548.4
Other revenue	—	1.8	—	0.7
Total revenue	2,960.9	3,845.0	$6,086.1	$7,233.0

Segment operating profit (loss)
Subsea	75.9	236.1	$130.3	$290.3
Onshore/Offshore	171.3	204.5	374.2	347.3
Surface Technologies	51.5	(1.0)	82.1	(19.6)
Total segment operating profit	298.7	439.6	586.6	618.0

Corporate items
Corporate expense(a)	(73.0)	(122.3)	(132.8)	(182.0)
Net interest expense	(50.9)	(72.1)	(138.3)	(154.2)
Total corporate items	(123.9)	(194.4)	(271.1)	(336.2)
Income before income taxes(b)	$174.8	$245.2	$315.5	$281.8

a.
Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger-related transaction expenses.

b.	Includes amounts attributable to noncontrolling interests.
Segment assets were as follows:

(In millions)	June 30, 2018	December 31, 2017
Segment assets:
Subsea	$13,837.8	$12,944.4
Onshore/Offshore	4,458.8	4,604.8
Surface Technologies	2,647.2	2,453.3
Intercompany eliminations	(20.2)	(24.3)
Total segment assets	20,923.6	19,978.2
Corporate (1)	6,134.9	8,285.5
Total assets	$27,058.5	$28,263.7
______________________

(1)
Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

NOTE 6. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2018	2017	2018	2017
Net income attributable to TechnipFMC plc	$105.7	$164.9	$200.8	$146.2

Weighted average number of shares outstanding	461.4	466.7	462.8	466.7
Dilutive effect of restricted stock units	0.2	0.2	—	0.1
Dilutive effect of stock options	0.4	0.1	0.1	0.2
Dilutive effect of performance shares	1.3	1.4	1.3	1.2
Total shares and dilutive securities	463.3	468.4	464.2	468.2

Basic earnings per share attributable to TechnipFMC plc	$0.23	$0.35	$0.43	$0.31
Diluted earnings per share attributable to TechnipFMC plc	$0.23	$0.35	$0.43	$0.31

NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Raw materials	$297.4	$271.4
Work in process	159.8	130.2
Finished goods	628.4	585.4
Inventories, net	$1,085.6	$987.0
NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Value-added tax receivables	$323.1	$532.5
Prepaid expenses	152.2	136.2
Other taxes receivables	92.2	155.8
Held-to-maturity investments	60.0	60.0
Asset held for sale	33.9	50.2
Available-for-sale securities	—	9.9
Other	205.0	261.6
Total other current assets	$866.4	$1,206.2

Other current liabilities consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Warranty accruals	$335.4	$321.3
Contingencies related to completed contracts	177.5	214.9
Provisions	176.3	223.0
Social security liability	120.4	145.0
Redeemable financial liability	123.9	69.7
Other taxes payable	93.9	204.4
Compensation accrual	83.8	123.5
Liabilities held for sale	22.9	13.7
Current portion of accrued pension and other post-retirement benefits	10.1	10.3
Other accrued liabilities	333.2	362.1
Total other current liabilities	$1,477.4	$1,687.9
NOTE 9. EQUITY METHOD INVESTMENTS
Our income (loss) from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Subsea	$19.7	$12.3	$36.3	$21.7
Onshore/Offshore	20.5	0.4	17.9	0.4
Income (loss) from equity affiliates	$40.2	$12.7	$54.2	$22.1

NOTE 10. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows:

(In millions)	June 30, 2018	December 31, 2017
Trade receivables	$100.0	$98.4
Trade payables	(16.7)	(121.8)
Net trade receivables/(payables)	$83.3	$(23.4)

Note receivables	$129.5	$140.9
The table above includes trade receivables balances at June 30, 2018 of $66.5 million to TP JGC Coral France SNC and $10.6 million to Technip Odebrecht PLSV CV, as both companies are equity method affiliates. A member of our Board of Directors serves on the Board of Directors of Anadarko Petroleum Company (“Anadarko”), and the trade receivables balance at December 31, 2017 includes $22.3 million from Anadarko, as well as $42.5 million from TP JGC Coral France SNC and $13.8 million from Technip Odebrecht PLSV CV.
The balance in trade payables includes $12.1 million to Dofcon Brasil AS at June 30, 2018. Dofcon Brasil AS is a VIE and accounted for as an equity method affiliate. The trade payables balance at December 31, 2017 includes $52.4 million to JGC Corporation and $48.3 million to Chiyoda, both joint venture partners on our Yamal project.

The note receivables balance includes $117.1 million and $114.9 million with Dofcon Brasil AS at June 30, 2018 and December 31, 2017, respectively. These are included in other noncurrent assets on our consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Revenue	$60.2	$33.0	$152.7	$68.4
Expenses	$2.6	$22.3	$6.0	$62.9
Revenue in the table above includes $33.2 million from TP JGC Coral France SNC and $25.2 million from Anadarko for the three months ended June 30, 2018, and $75.5 million from Anadarko and $61.4 million from TP JGC Coral France SNC for the six months ended June 30, 2018. Revenue for the three months ended June 30, 2017 includes $20.6 million from Anadarko and $4.3 million from Technip Odebrecht PLSV CV. Revenue for the six months ended June 30, 2017 includes $37.3 million from Anadarko and $6.5 million from Technip Odebrecht PLSV CV.
For the three months and six months ended June 30, 2018, there was no expense activity with an individually significant related party. Expense activity for the three months ended 2017 includes $12.3 million to JGC Corporation, and $5.2 million to Chiyoda. Expense activity for the six months ended June 30, 2017 includes $20.4 million to JGC Corporation and $13.6 million to Chiyoda.
NOTE 11. DEBT
Long-term debt consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	1,523.2	1,450.4
Synthetic bonds due 2021	495.9	502.4
3.45% Senior Notes due 2022	500.0	500.0
5.00% 2010 Private placement notes due 2020	234.0	239.9
3.40% 2012 Private placement notes due 2022	175.5	179.9
3.15% 2013 Private placement notes due 2023	152.1	155.9
3.15% 2013 Private placement notes due 2023	146.3	149.9
4.00% 2012 Private placement notes due 2027	87.8	89.9
4.00% 2012 Private placement notes due 2032	117.0	119.9
3.75% 2013 Private placement notes due 2033	117.0	119.9
Bank borrowings	297.7	332.5
Other	32.1	28.2
Unamortized issuing fees	(12.6)	(13.8)
Total long-term debt	3,866.0	3,855.0
Less: current borrowings	78.5	77.1
Long-term debt	$3,787.5	$3,777.9
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
The facility agreement contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type, including financial covenants requiring that our total capitalization ratio not exceed 60% at the end of any financial quarter. The facility agreement also contains covenants restricting our ability and our subsidiaries’ ability to incur additional liens and indebtedness, enter into asset sales or make certain investments.
As of June 30, 2018, we were in compliance with all restrictive covenants under our revolving credit facility.
Bilateral credit facilities - We have access to four bilateral credit facilities in the aggregate of €320.0 million. The bilateral credit facilities consist of:

•	two credit facilities of €80.0 million each expiring in May 2019;

•	a credit facility of €60.0 million expiring in June 2019; and

•	a credit facility of €100.0 million expiring in May 2021.
Each bilateral credit facility contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type.
Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the consolidated balance sheets as of June 30, 2018 and December 31, 2017. Commercial paper borrowings are issued at market interest rates. As of June 30, 2018, our commercial paper borrowings had a weighted average interest rate of 2.49% on the U.S. dollar denominated borrowings and (0.27)% on the Euro denominated borrowings.
NOTE 12. STOCKHOLDERS’ EQUITY
Cash dividends paid during the six months ended June 30, 2018 for dividends declared on February 20, 2018 and April 24, 2018 were $120.2 million. There were no cash dividends paid during the six months ended June 30, 2017.
As an English public limited company, we are required under U.K. law to have available “distributable reserves” to conduct share repurchases or pay dividends to shareholders. Distributable reserves are a statutory requirement and are not linked to a U.S. GAAP reported amount (e.g., retained earnings).
In April 2017, the Board of Directors authorized the repurchase of up to $500.0 million in ordinary shares under our share repurchase program. We implemented our share repurchase program in September 2017, and we repurchased 7.7 million of ordinary shares for a total consideration of $242.0 million during the six months ended June 30, 2018 under this program. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss attributable to Non-controlling interest
December 31, 2017	$(1,014.6)	$27.8	$(16.9)	$(1,003.7)	$0.6
Other comprehensive income (loss) before reclassifications, net of tax	(141.1)	(32.2)	—	(173.3)	1.0
Reclassification adjustment for net losses included in net income, net of tax	—	(3.4)	0.3	(3.1)	—
Other comprehensive income (loss), net of tax	(141.1)	(35.6)	0.3	(176.4)	1.0
June 30, 2018	$(1,155.7)	$(7.8)	$(16.6)	$(1,180.1)	$1.6
Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$1.1	$(10.7)	$3.6	$(25.4)	Revenue
	3.5	1.6	5.1	1.5	Cost of sales
	(0.1)	0.2	—	0.2	Selling, general and administrative expense
	—	—	—	(0.1)	Research and development expense
	(0.1)	(21.8)	(4.7)	(50.2)	Other income (expense), net
	4.4	(30.7)	4.0	(74.0)	Income before income taxes
	0.8	(10.4)	0.6	(19.3)	Provision for income taxes (Note 16)
	$3.6	$(20.3)	$3.4	$(54.7)	Net income
Pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$—	$(0.7)	$—	$(1.2)	(a)
Amortization of prior service credit (cost)	(0.3)	(0.1)	(0.3)	(0.3)	(a)
	(0.3)	(0.8)	(0.3)	(1.5)	Income before income taxes
	—	(0.2)	—	(0.4)	Provision for income taxes (Note 16)
	$(0.3)	$(0.6)	$(0.3)	$(1.1)	Net income

a.	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
NOTE 13. SHARE-BASED COMPENSATION
On January 11, 2017, we adopted the TechnipFMC plc Incentive Award Plan (the “Plan”). The Plan provides certain incentives and awards to officers, employees, non-employee directors and consultants of TechnipFMC and its subsidiaries. The Plan allows our Board of Directors to make various types of awards to non-employee directors and the Compensation Committee of the Board of Directors to make various types of awards to other eligible individuals. Awards may include share options, share appreciation rights, performance stock units, restricted stock units, restricted shares or other awards authorized under the Plan. All awards are subject to the Plan’s provisions, including all share-based grants previously issued by FMC Technologies and Technip prior to consummation of the Merger. Under the Plan, 24.1 million ordinary shares were authorized for awards.

We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for nonvested share options and time-based and performance-based restricted stock units was $12.9 million and $13.3 million for the three months ended June 30, 2018 and 2017, respectively, and $25.8 million and $24.7 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 14. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Subsea	$11.0	$6.0	$14.1	$12.7
Onshore/Offshore	(9.1)	(27.7)	(5.6)	(28.0)
Surface Technologies	4.3	2.8	6.7	4.2
Corporate and other	5.2	6.6	7.7	8.5
Total impairment, restructuring and other expenses	$11.4	$(12.3)	$22.9	$(2.6)
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
Restructuring charges during the three and six months ended June 30, 2018 primarily consisted of severance and other employee related costs.
NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES
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
Guarantees consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Financial guarantees(a)	$848.2	$933.3
Performance guarantees(b)	3,878.3	3,670.3
Maximum potential undiscounted payments	$4,726.5	$4,603.6

a.
Financial guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on changes in an underlying agreement that is related to an asset, a liability or an equity security of the guaranteed party. These tend to be drawn down only if there is a failure to fulfill our financial obligations.

b.
Performance guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on another entity's failure to perform under a nonfinancial obligating agreement. Events that trigger payment are performance-related, such as failure to ship a product or provide a service.

Management believes the ultimate resolution of our known contingencies will not materially affect our consolidated financial position, results of operations or cash flows.

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
In late 2016, Technip S.A. was contacted by the DOJ regarding its investigation of offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant, and we have also raised with DOJ certain other projects performed by Technip S.A. subsidiaries in Brazil between 2002 and 2013. The DOJ has also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We are cooperating with the DOJ in its investigation into potential violations of the FCPA in connection with these projects. We have contacted the Brazilian authorities and are cooperating with their investigation concerning the projects in Brazil and have also contacted French authorities about certain of the existing matters.
Certain of the government investigations have identified issues relating to potential non-compliance with applicable laws and regulations, including the FCPA, Brazilian and French law, related to these historic matters. U.S. authorities have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations, which they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, fines, penalties and modifications to business practices and compliance programs. These authorities have entered into agreements with, and obtained a range of sanctions against, numerous public corporations and individuals arising from allegations of improper payments whereby civil and/or criminal penalties were imposed. Recent civil and criminal settlements have included fines of tens or hundreds of millions of dollars, deferred prosecution agreements, guilty pleas and other sanctions, including the requirement that the relevant corporation retain a monitor to oversee its compliance with the FCPA. Brazilian and French authorities also have a range of sanctions available to them and have recently imposed substantial fines on corporations for anti-corruption violations. Any of these remedial measures, if applicable to us, as well as potential customer reaction to such remedial measures, could have a material adverse impact on our business, results of operations and financial condition.
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
NOTE 16. INCOME TAXES
Our provision for income taxes for the three months ended June 30, 2018 and 2017 reflected effective tax rates of 37.0% and 35.1%, respectively. Our provision (benefit) for income tax for the six months ended June 30, 2018 and 2017 reflected effective tax rates of 36.1% and 48.9%, respectively. The year-over-year decrease in the effective tax rate was primarily due to favorable changes in forecasted earnings mix and reduced impact of losses in jurisdictions with a full valuation allowance. In addition, individual tax items, combined with higher profitability in the current period, had less of an impact on the effective rate in the six months ended June 30, 2018 as compared to the same periods in 2017.

The effective tax rates for the three and six months ended June 30, 2018 reflect the reduced U.S. federal corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act. The Company also reflected provisional estimates related to the tax imposed on the deemed repatriation to the United States of the undistributed earnings of certain of the Company’s non-U.S. subsidiaries in 2017. During the second quarter of 2018, we did not make any adjustments to the provisional amounts. However, we are continuing to gather additional information to complete our accounting for this item. In addition, the Company is also assessing the other aspects of tax reform that apply in 2018, such as Global Intangible Low Tax Income, Base Erosion Anti-Abuse Tax, Foreign Derived Intangible Income, and the new limit on interest deductions. While applicable, the impacts are not expected to be significant during 2018 and we will continue to evaluate these provisions during subsequent quarters.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At June 30, 2018, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	200.0	148.6
Brazilian real	417.7	108.3
British pound	181.5	125.4
Canadian dollar	(237.6)	(179.7)
Euro	538.6	629.6
Mexican peso	(203.0)	(10.1)
Norwegian krone	(2,541.4)	(310.3)
Singapore dollar	68.5	50.2
Japanese yen	3,107.1	28.4
U.S. dollar	(308.1)	(308.1)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2018, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Norwegian krone	(158.9)	(19.4)
U.S. dollar	18.7	18.7
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 18 to our condensed consolidated financial statements of this Quarterly Report for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	June 30, 2018		December 31, 2017
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$72.2	$86.1	$65.6	$51.0
Long-term - Derivative financial instruments	7.8	12.0	28.0	1.7
Total derivatives designated as hedging instruments	80.0	98.1	93.6	52.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	11.7	11.8	12.7	18.0
Long-term - Derivative financial instruments	0.5	—	4.7	4.2
Total derivatives not designated as hedging instruments	12.2	11.8	17.4	22.2
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	76.3	—	62.2	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	76.3	—	62.2
Total derivatives	$168.5	$186.2	$173.2	$137.1
We recognized loss of $1.2 million and gain of $18.9 million for the three months ended June 30, 2018 and 2017, respectively, and loss of $5.1 million and gain of $16.1 million for the six months ended June 30, 2018 and 2017, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow derivative hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive loss of $7.8 million and accumulated other comprehensive income of $28.5 million at June 30, 2018 and December 31, 2017, respectively. We expect to transfer approximately $8.3 million of income from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2020.

The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments designated as fair value hedges:

	Gain (Loss) Recognized in Income
Location of Fair Value Hedge Gain (Loss) Recognized in Income	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Other income (expense), net	$(13.6)	$28.8	$(10.7)	$49.7
The following tables present the location of gains (losses) on the consolidated statements of other comprehensive income and/or the consolidated statements of income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Foreign exchange contracts	$(54.7)	$25.9	$(40.5)	$60.3

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Cash Flow Hedge Gain (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Foreign exchange contracts
Revenue	$1.1	$(10.7)	$3.6	$(25.4)
Cost of sales	3.5	1.6	5.1	1.5
Selling, general and administrative expense	(0.1)	0.2	—	0.2
Research and development expense	—	—	—	(0.1)
Other income (expense), net	(0.1)	(21.8)	(4.7)	(50.2)
Total	$4.4	$(30.7)	$4.0	$(74.0)

	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Location of Cash Flow Hedge Gain (Loss) Recognized in Income	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Foreign exchange contracts
Revenue	$0.3	$2.4	$0.8	$4.2
Cost of sales	(0.9)	(3.4)	(2.0)	(4.5)
Other income (expense), net	0.7	16.8	3.2	13.8
Total	$0.1	$15.8	$2.0	$13.5

The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments not designated as hedging instruments:

	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
Location of Gain (Loss) Recognized in Income	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Foreign exchange contracts
Revenue	$(1.2)	$(0.3)	$(0.9)	$—
Cost of sales	0.1	—	0.2	(0.5)
Other income (expense), net	11.8	(0.6)	(1.6)	32.1
Total	$10.7	$(0.9)	$(2.3)	$31.6
Balance Sheet Offsetting - We execute derivative contracts only with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2018 and December 31, 2017, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2018			December 31, 2017
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$168.5	$(146.5)	$22.0	$173.2	$(114.4)	$58.8
Derivative liabilities	$186.2	$(146.5)	$39.7	$137.1	$(114.4)	$22.7

NOTE 18. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2018				December 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Nonqualified Plan
Traded securities(a)	$26.6	$26.6	$—	$—	$26.2	$26.2	$—	$—
Money market fund	1.3	—	1.3	—	2.4	—	2.4	—
Stable value fund(b)	0.5	—	—	—	0.6	—	—	—
Available-for-sale securities	22.4	22.4	—	—	37.5	37.5	—	—
Derivative financial instruments
Synthetic bonds - call option premium	76.3	—	76.3	—	62.2	—	62.2	—
Foreign exchange contracts	92.2	—	92.2	—	111.0	—	111.0	—
Asset held for sale	33.9	—	—	33.9	50.2	—	—	50.2
Total assets	$253.2	$49.0	$169.8	$33.9	$290.1	$63.7	$175.6	$50.2
Liabilities
Redeemable financial liability	$308.1	$—	$—	$308.1	$312.0	$—	$—	$312.0
Derivative financial instruments
Synthetic bonds - embedded derivatives	76.3	—	76.3	—	62.2	—	62.2	—
Foreign exchange contracts	109.9	—	109.9	—	74.9	—	74.9	—
Liabilities held for sale	22.9	—	—	22.9	13.7	—	—	13.7
Total liabilities	$517.2	$—	$186.2	$331.0	$462.8	$—	$137.1	$325.7

a.	Includes equity securities, fixed income and other investments measured at fair value.

b.	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
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
Mandatorily redeemable financial liability - In the fourth quarter of 2016, we obtained voting control interests in legal Onshore/Offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. As part of this transaction, we recognized the fair value of the mandatorily redeemable financial liability using a discounted cash flow model. The key assumptions used in applying the income approach are the selected discount rates and the expected dividends to be distributed in the future to the noncontrolling interest holders. Expected dividends to be distributed are based on the noncontrolling interests’ share of the expected profitability of the underlying contract, the selected discount rate and the overall timing of completion of the project.
A mandatorily redeemable financial liability of $312.0 million was recognized as of December 31, 2017 to account for the fair value of the non-controlling interests. During the three and six months ended June 30, 2018, we revalued the liability to reflect current expectations about the obligation, which resulted in the recognition of a loss of $49.1 million and $120.3 million, respectively.
A decrease of one percentage point in the discount rate would have increased the liability by $6.6 million as of June 30, 2018. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.

Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and is presented below:

	Six Months Ended
	June 30,
(In millions)	2018	2017
Balance at beginning of period	$312.0	$174.8
Less: Gains (losses) recognized in net interest expense	(120.3)	(129.6)
Less: Settlements	124.2	76.6
Balance at end of period	$308.1	$227.8
Redeemable noncontrolling interest - In the first quarter of 2018, we acquired a 51% share in Island Offshore. The noncontrolling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement. See Note 2 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the acquisition.
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
See Note 17 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to derivative financial instruments.
Other fair value disclosures
Fair value of debt - The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of June 30, 2018 was $2,012.9 million and $2,280.7 million, respectively. The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of December 31, 2017 were $2,043.8 million and $2,308.2 million.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook - Following the steep decline in pricing from prior years, the price of crude oil has been on a gradual upward trend since the cyclical trough experienced in early 2016. Though the price of crude oil remains quite volatile, the sustainability of the price recovery and business activity levels is dependent on several variables, including geopolitical stability, OPEC’s actions to regulate its production capacity, changes in demand patterns and international sanctions and tariffs. However, as long-term demand is forecasted to rise and base production continues to naturally decline, we believe commodity prices should demonstrate an ongoing ability for continued improvement, providing our customers with greater confidence to increase their investments in new sources of oil and natural gas production.
Subsea - The impact of the low crude oil price environment over the last two years led many of our customers to reduce their capital spending plans or defer new offshore projects. We began to reduce our workforce and adjust manufacturing capacity in 2016 to align our operations with the anticipated decreases in activity due to delayed Subsea project inbound orders, and to mitigate the impact of the activity decline on our operating margin. We continued such actions in 2017 and we have been realizing the benefits from these restructuring actions by attaining more cost-effective manufacturing. We have taken additional actions in 2018, but have balanced reductions against increased market activity levels that have been materializing as a result of the improved industry economic environment, which is leading to our expectations for increased order activity going forward. The operational improvements and cost reductions made in prior years are providing us with the capability to respond to such an increase in order activity despite the reductions in both personnel and manufacturing capacity. We also recognize the need to continue to invest in our people to ensure that we preserve the core competencies and capabilities that historically delivered strong results and will be necessary for continued success during the market recovery. Our customers are continuing to take aggressive actions to improve their project economics and to capitalize on the oil and gas prices. There is always risk of project sanctioning delays, however, as described above, project economics have improved, and consequently, many offshore discoveries are being developed economically at today’s crude oil prices. Accordingly, we continue to work closely with our customers through early engagement in front-end studies and the use of our unique integrated approach to subsea development -- integrated engineering, procurement, construction and installation (“iEPCI™”), to support clients’ initiatives to improve project economics. iEPCI™ offers integrated solutions for subsea project developments, helping to reduce cost and accelerate time to first oil. In the long term, we continue to believe that offshore and deepwater developments will remain a significant part of our customers’ portfolios.
Onshore/Offshore - The offshore market faces many of the same constraints as the Subsea business due to lingering industry challenges to improve project economics. Meanwhile, onshore market activity continues to provide a tangible set of opportunities, and in particular for natural gas projects, as natural gas continues to take a larger share of global energy demand. Activity in liquefied natural gas (“LNG”) is fueled by the potential for growing demand and the expectation for sustained, modest natural gas prices, representing an important opportunity set for our business. We remain confident that the pace of LNG investments will continue to grow in the near and intermediate term. We also see opportunities for refining petrochemical and fertilizer projects. As onshore market activity levels are improving, they provide our business with the opportunity to remain actively engaged in and pursue front-end engineering studies (“FEED”) that provide the platform for early engagement with clients, which can significantly derisk project execution. Market opportunities for downstream FEED studies and full engineering, procurement and construction (“EPC”) projects are most prevalent in the Middle East, Africa and Asia markets in LNG, refining and petrochemicals.
Surface Technologies - North America rig count and operating activity have steadily improved since the fall of 2016 and has continued through June of 2018. We have experienced increased demand for our products and services, particularly pressure control equipment, driven by this increased activity. When we look to the remainder of the year, we recognize that the pace of improvement in North America has the potential to slow going forward due to the take-out capability in the Permian along with uncertainties related to tariffs and price inflation. Activity in our international surface business has been strengthening, but continues to experience pressure from competitive pricing.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended
	June 30,		Change
(In millions, except %)	2018	2017	$	%
Revenue	$2,960.9	$3,845.0	(884.1)	(23.0)

Costs and expenses
Cost of sales	2,422.2	3,162.0	(739.8)	(23.4)
Selling, general and administrative expense	281.4	268.0	13.4	5.0
Research and development expense	53.6	49.1	4.5	9.2
Impairment, restructuring and other expenses (Note 14)	11.4	(12.3)	23.7	192.7
Merger transaction and integration costs (Note 2)	9.0	23.3	(14.3)	(61.4)
Total costs and expenses	2,777.6	3,490.1	(712.5)	(20.4)

Other income (expense), net	2.2	(50.3)	52.5	104.4
Income from equity affiliates (Note 9)	40.2	12.7	27.5	216.5
Net interest expense	(50.9)	(72.1)	21.2	29.4
Income before income taxes	174.8	245.2	(70.4)	(28.7)
Provision for income taxes (Note 16)	64.7	86.2	(21.5)	(24.9)
Net income	110.1	159.0	(48.9)	(30.8)
Net (income) loss attributable to noncontrolling interests	(4.4)	5.9	(10.3)	(174.6)
Net income attributable to TechnipFMC plc	$105.7	$164.9	(59.2)	(35.9)
Revenue
Revenue decreased $884.1 million or 23.0% in the second quarter of 2018 compared to the second quarter of 2017, primarily as a result of declining Subsea project activity in Africa, Asia Pacific and North America where projects progressed toward completion, as well as decreased activity on certain Onshore/Offshore projects, including Yamal LNG. This activity was partially offset by an increase in Onshore/Offshore projects in the Middle East and Asia Pacific, as well as increased revenue in our Surface Technologies business due to the North American land market recovery. The revenue growth was driven by strong increase in demand for flowline, hydraulic fracturing, wellhead and well service pump equipment.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales increased to 18.2% in the second quarter of 2018, from 17.8% in the prior year period primarily due to the reduction of cost of sales year-over-year as a result of strong project execution and a lower operating cost structure.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $13.4 million year-over-year, primarily driven by the incremental processes and controls investment to support company growth.
Impairment, Restructuring and Other Expenses
Impairment, restructuring and other expense increased by $23.7 million year-over-year. Impairment, restructuring and other expenses for the second quarter of 2018 included $1.9 million of restructuring expense.
In recent years, we have implemented restructuring plans across our businesses to reduce costs and better align our workforce and our facilities with anticipated activity levels.

Merger Transaction and Integration Costs
Merger transaction and integration costs of $9.0 million were incurred in the second quarter of 2018 due to integration expenses associated with the Merger, a portion of which related to facility lease termination charges, with a portion related to integration activities pertaining to combining the two legacy companies. See Note 2 to our condensed consolidated financial statements of this Quarterly Report for more information.
Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the second quarter of 2018, we recognized $24.3 million of net foreign exchange losses, compared with $62.0 million of foreign exchange losses in the second quarter of 2017.
Net Interest Expense
Net interest expense decreased $21.2 million in the second quarter of 2018 compared to 2017. The primary reason was the decrease in the fair value of the redeemable financial liability. See Note 18 to our condensed consolidated financial statements of this Quarterly Report for more information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.
Provision for Income Taxes
Our provision for income taxes for the three months ended June 30, 2018 and 2017 reflected effective tax rates of 37.0% and 35.1%, respectively. The year-over-year increase in the effective tax rate was primarily due to individual tax items having more of an impact on lower profitability in the three months ended June 30, 2018 as compared to the same period in 2017.
The effective tax rates for the three and six months ended June 30, 2018 reflect the reduced U.S. federal corporate tax rate of 21% as a result as a result of the Tax Cuts and Jobs Act. The Company also reflected provisional estimates related to the tax imposed on the deemed repatriation to the United States of the undistributed earnings of certain of the Company’s non-U.S. subsidiaries in 2017. During the second quarter of 2018, we did not make any adjustments to the provisional amounts. However, we are continuing to gather additional information to complete our accounting for this item. In addition, the Company is also assessing the other aspects of tax reform that apply in 2018, such as Global Intangible Low Tax Income (“GILTI”), Base Erosion Anti-Abuse Tax (“BEAT”), Foreign Derived Intangible Income (“FDII”), and the new limit on interest deductions. While applicable, the impacts are not expected to be significant during 2018 and we will continue to evaluate these provisions during subsequent quarters.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Six Months Ended
	June 30,		Change
(In millions, except %)	2018	2017	$	%
Revenue	$6,086.1	$7,233.0	$(1,146.9)	(15.9)

Costs and expenses
Cost of sales	4,946.8	6,142.3	(1,195.5)	(19.5)
Selling, general and administrative expense	584.5	522.1	62.4	12.0
Research and development expense	94.7	92.5	2.2	2.4
Impairment, restructuring and other expenses (Note 14)	22.9	(2.6)	25.5	n/a
Merger transaction and integration costs (Note 2)	14.6	78.0	(63.4)	(81.3)
Total costs and expenses	5,663.5	6,832.3	(1,168.8)	(17.1)

Other income (expense), net	(23.0)	13.2	(36.2)	(274.2)
Income from equity affiliates (Note 9)	54.2	22.1	32.1	145.2
Net interest expense	(138.3)	(154.2)	15.9	10.3
Income before income taxes	315.5	281.8	33.7	12.0
Provision for income taxes (Note 16)	114.0	138.0	(24.0)	(17.4)
Net income	201.5	143.8	57.7	40.1
Net loss (income) attributable to noncontrolling interests	(0.7)	2.4	(3.1)	(129.2)
Net income attributable to TechnipFMC plc	$200.8	$146.2	$54.6	37.3
Revenue
Revenue decreased $1,146.9 million or 15.9% in the first six months of 2018 compared to the prior-year period, primarily as a result of declining project activity. Subsea project activity declined in Africa, Asia Pacific and North America. The decline in Onshore/Offshore activity occurred as projects progressed toward completion, driven primarily by Yamal LNG. This activity was partially offset by an increase in Onshore/Offshore project activity in the Middle East and Asia Pacific, as well as increased revenue in our Surface Technologies business due to the North American land market recovery. The revenue growth was driven by strong increase in demand for flowline, hydraulic fracturing, wellhead and well service pump equipment.
Gross Profit
Gross profit (revenue less cost of sales) increased as a percentage of sales to 18.7% in the first six months of 2018, from 15.1% in the prior-year period. The improvement in gross profit as a percentage of sales was primarily due to the reduction of cost of sales year-over-year as a result of the realization of a lower operating cost structure.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $62.4 million year-over-year. The first six months of 2017 do not include FMC Technologies operations prior to the Merger date of January 17, 2017. FMC Technologies’ selling, general and administrative expenses for this period were $63.0 million. On a comparable basis, selling, general and administrative expense remained flat.
Impairment, Restructuring and Other Expense
Impairment, restructuring and other expense increased by $25.5 million year-over-year. Impairment, restructuring and other expense for the first six months of 2018 included $10.4 million of restructuring expense.
In recent years, we have implemented restructuring plans across our businesses to reduce costs and better align our workforce and our facilities with anticipated activity levels.

Merger Transaction and Integration Costs
We incurred Merger transaction and integration costs of $14.6 million during the first six months of 2018 due to the Merger. A significant portion of the expenses recorded in the period are related to transaction and leased facility termination fees, with a lower portion related to integration activities pertaining to combining the two legacy companies. See Note 2 to our consolidated financial statements of this Quarterly Report for more information
Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first six months of 2018, we recognized $43.3 million of net foreign exchange losses, compared with $19.0 million of net foreign exchange losses in the prior year period.
Net Interest Expense
Net interest expense decreased $15.9 million in the first two quarters of 2018 compared to 2017. Most of the decrease is resulted from the second quarter, due primarily to the decrease in the fair value of the redeemable financial liability. See Note 18 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.

Provision for Income Taxes
Our income tax provisions for the first six months of 2018 and 2017 reflected effective tax rates of 36.1% and 48.9%, respectively. The year-over-year decrease in the effective tax rate was primarily due to favorable changes in forecasted earnings mix and reduced impact of losses in jurisdictions with a full valuation allowance. In addition, individual tax items, combined with higher profitability in the current period, had less of an impact on the effective rate in the six months ended June 30, 2018 as compared to the same period in 2017.
The effective tax rates for the three and six months ended June 30, 2018 reflect the reduced U.S. federal corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act. We also reflected provisional estimates related to the tax imposed on the deemed repatriation to the United States of the undistributed earnings of certain of our non-U.S. subsidiaries in 2017. During the second quarter of 2018, we did not make any adjustments to the provisional amounts. However, we are continuing to gather additional information to complete our accounting for this item. In addition, we are also assessing the other aspects of tax reform that apply in 2018, such as GILTI, BEAT, FDII, and the new limit on interest deductions. While applicable, the impacts are not expected to be significant during 2018 and we will continue to evaluate these provisions during subsequent quarters.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2018 AND 2017
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2018	2017	$	%
Revenue	$1,217.4	$1,730.3	(512.9)	(29.6)
Operating profit	$75.9	$236.1	(160.2)	(67.9)

Operating profit as a percentage of revenue	6.2%	13.6%		(7.4	) pts.
Subsea revenue decreased $512.9 million or 29.6% year-over-year, primarily driven by projects in Asia Pacific, Africa and North America that progressed towards completion. Subsea revenue continues to be negatively impacted by prior period lower inbound orders related to the market downturn.
Subsea operating profit as a percentage of revenue decreased year-over-year, primarily due to the anticipated revenue decline, partially offset by Merger synergies and other cost reduction activities, and the successful conclusion of key project milestones.
Subsea operating profit in the second quarter of 2018 included $11.0 million of impairment, restructuring and other severance charges compared to $6.0 million in the second quarter of 2017.
Onshore/Offshore

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2018	2017	$	%
Revenue	$1,342.4	$1,812.9	(470.5)	(26.0)
Operating profit	$171.3	$204.5	(33.2)	(16.2)

Operating profit as a percentage of revenue	12.8%	11.3%		1.5	pts.
Onshore/Offshore revenue decreased $470.5 million or 26.0% year-over-year. The decrease was primarily driven by the progress towards completion on major projects, primarily Yamal LNG. This decrease was partially offset by increased project activity notably for Emirates National Oil Company’s (“ENOC”) Jebel Ali refinery expansion project as well as Shell’s Prelude FLNG and State Oil Company of Azerbaijan Republic’s (“SOCAR”) Azerikimya petrochemical projects.
Onshore/Offshore operating profit as a percentage of revenue increased year-over-year due to strong project execution across many portfolio projects, partially offset by lower revenue.
Operating profit in the second quarter of 2018 resulted from increased costs year-over-year. Additionally, the prior quarter included a favorable impact of $27.7 million in restructuring and other expense related to the settlements on restructured projects and operations as compared to a favorable impact of $9.1 million during the current quarter.

Surface Technologies

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2018	2017	$	%
Revenue	$401.1	$300.0	101.1	33.7
Operating profit (loss)	$51.5	$(1.0)	52.5	n/a

Operating profit (loss) as a percentage of revenue	12.8%	(0.3)%		13.1
Surface Technologies revenue increased $101.1 million or 33.7% year-over-year primarily driven by increased activity in the North American market. The solid growth in North America reflected increased demand for hydraulic fracturing services, wellhead systems and pressure control equipment and services. Outside of North America, revenues also increased year-over-year primarily driven by the Asia Pacific region.
Surface Technologies operating profit as a percentage of revenue increased significantly year-over-year. This increase was primarily driven by higher volume in North America and an improved cost structure, partially offset by continued international pricing pressures.
Operating profit in the second quarter of 2018 included $4.3 million of impairment, restructuring and other severance charges compared to $2.8 million in the second quarter of 2017.
Corporate Items

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Corporate expense	$(73.0)	$(122.3)	49.3	40.3
Corporate expense decreased $49.3 million or 40.3% year-over-year, primarily as a result of a reduction of Merger transaction and integration costs of $14.3 million and reduction of $37.7 million of foreign currency exchange losses.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Revenue	$2,397.6	$3,107.0	(709.4)	(22.8)
Operating profit	$130.3	$290.3	(160.0)	(55.1)

Operating profit as a percentage of revenue	5.4%	9.3%		(3.9	) pts.
Subsea revenue decreased $709.4 million year-over-year, primarily driven by projects in Asia Pacific, Africa and North America that progressed towards completion. Subsea revenue continues to be negatively impacted by prior period lower inbound orders related to the market downturn.
Subsea operating profit as a percentage of revenue decreased year-over-year, primarily due to the anticipated revenue decline, partially offset by Merger synergies and other cost reduction activities, and the successful conclusion of key project milestones.

Subsea operating profit for the first six months of 2018 included $14.1 million in restructuring, impairment and other severance charges compared to $12.7 million in the prior year.
Onshore/Offshore

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Revenue	$2,915.8	$3,576.9	(661.1)	(18.5)
Operating profit	$374.2	$347.3	26.9	7.7

Operating profit as a percentage of revenue	12.8%	9.7%		3.1	pts.
Onshore/Offshore revenue decreased $661.1 million year-over-year. The decrease was primarily driven by major projects, including Yamal LNG and BP Juniper, that progressed towards completion. This decrease was partially offset by achieving strong progress on ENOC’s Jebel Ali refinery expansion project, Shell’s Prelude FLNG and SOCAR’s Azerikimya petrochemical projects.
Onshore/Offshore operating profit as a percentage of revenue increased year-over-year due to a favorable mix of project margins.
Operating profit in the first six months of 2018 was favorably impacted by $5.6 million of restructuring and other expense related to settlements on restructured projects and operations.

Surface Technologies

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Revenue	$772.7	$548.4	224.3	40.9
Operating profit (loss)	$82.1	$(19.6)	101.7	n/a

Operating profit (loss) as a percentage of revenue	10.6%	(3.6)%		14.2
Surface Technologies revenue increased $224.3 million year-over-year primarily driven by increased activity in the North American market. The solid growth in North America reflected increased demand for hydraulic fracturing services, wellhead systems and pressure control equipment and services. Outside of North America, revenues also increased year-over-year primarily driven by the Asia Pacific region.
Surface Technologies operating profit as a percentage of revenue increased significantly year-over-year. This increase was primarily driven by higher volume in North America and an improved cost structure, partially offset by continued international pricing pressures.
Operating profit in the first six months of 2018 compared to the first six months of 2017 was negatively impacted by an increase of $2.5 million related to impairment, restructuring and other severance charges.
Corporate Items

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Corporate expense	$(132.8)	$(182.0)	49.2	27.0
Corporate expense decreased $49.2 million or 27.0% year-over-year, primarily as a result of a reduction of Merger transaction and integration costs of $63.4 million.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Subsea	$1,516.2	$1,773.0	$2,744.0	$2,439.0
Onshore/Offshore	2,300.8	1,103.7	4,150.4	1,785.7
Surface Technologies	414.7	276.3	824.3	517.8
Total inbound orders	$4,231.7	$3,153.0	$7,718.7	$4,742.5
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. See “Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations” Note 4 to our condensed consolidated financial statements of this Quarterly Report for more information on order backlog.

	Order Backlog
(In millions)	June 30, 2018	December 31, 2017
Subsea	$6,177.0	$6,203.9
Onshore/Offshore	8,279.5	6,369.1
Surface Technologies	415.3	409.8
Total order backlog	$14,871.8	$12,982.8
Subsea - Order backlog for Subsea at June 30, 2018 decreased by $26.9 million compared to December 31, 2017. The decrease includes a one-time reduction of $50.8 million related to the adoption of ASC Topic 606. Subsea backlog of $6.2 billion at June 30, 2018 was composed of various Subsea projects, including Energean’s Karish; Eni’s Coral; Petrobras’s PLSV service contracts and flexible pipe projects; VNG Norge’s Fenja and Total’s Kaombo.
Onshore/Offshore - Onshore/Offshore order backlog at June 30, 2018 increased by $1.9 billion compared to December 31, 2017. The increase includes a one-time adjustment of $800.8 million related to the adoption of ASC Topic 606. The adjustment is primarily related to additional revenue for future reimbursable work that is now included in backlog, reflecting a change in the timing of order recognition. Onshore/Offshore backlog of $8.3 billion was composed of various projects, including Yamal LNG; Hindustan Urvarak and Rasayan Limited's (“HURL”) fertilizer projects; Energean’s Karish; ENOC’s Jebel Ali; Shell’s Prelude FLNG; and Hindustan Petroleum Corporation Ltd.'s (“HPCL”) Visakh Refinery.
Surface Technologies - Order backlog for Surface Technologies at June 30, 2018 increased by $5.5 million compared to December 31, 2017. The change includes a one-time reduction of $37.9 million related to the adoption of ASC Topic 606. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within twelve months.

Non-consolidated backlog - Non-consolidated backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.

Non-consolidated backlog
(In millions of US dollars)	June 30, 2018
Subsea	$1,051.5
Onshore/Offshore	2,005.7
Total order backlog	$3,057.2

LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flowed through centralized bank accounts controlled and maintained by TechnipFMC domestically and in foreign jurisdictions to best meet the liquidity needs of our global operations. The majority of cash held by subsidiaries of our U.S.-domiciled companies could be repatriated to the United States. Under current U.S. law, as amended by the Tax Cuts and Jobs Act, signed into law on December 22, 2017, any such repatriation to the United States in the form of a dividend would be eligible for a 100% dividend received deduction and therefore would not be subject to U.S. federal income tax.
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

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$5,555.4	$6,737.4
Less: Short-term debt and current portion of long-term debt	78.5	77.1
Less: Long-term debt, less current portion	3,787.5	3,777.9
Net (debt) cash	$1,689.4	$2,882.4
Cash Flows
We used $485.2 million of cash from operating activities during the six months ended June 30, 2018 as compared to $294.3 million cash generated from operating activities during the same period in 2017. The change was primarily due to a decrease in trade accounts payable. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts in our portfolio of projects.
Investing activities consumed $235.7 million of cash during the six months ended June 30, 2018 as compared to $1,386.8 million cash provided by investing activities during the same period in 2017. Excluding the impact of the Merger in 2017, the cash consumed in 2018 increased by $143.3 million, primarily related to increased spending on capital expenditures and acquisitions. See Note 2 to our condensed consolidated financial statements of this Quarterly Report for more information on the Merger. During the first six months of 2018 we completed acquisitions for a total cash consideration of $103.4 million.
Financing activities used $405.9 million and $785.2 million of cash during the six months ended June 30, 2018 and 2017, respectively. The decrease in cash used by financing activities was due to repayments of long-term debt in the first quarter of 2017.

Debt and Liquidity
Credit Facility - The following is a summary of our revolving credit facility at June 30, 2018:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding(a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$—	$1,523.2	$—	$976.8	January 2022

a.
Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $1,523.2 million of commercial paper issued under our facility at June 30, 2018. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at June 30, 2018.
As of June 30, 2018, we were in compliance with all restrictive covenants under our revolving credit facility.
See Note 11 to our condensed consolidated financial statements of this Quarterly Report for more information related to our credit facility.
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
Additional information about credit risk is incorporated herein by reference to Note 18 to our condensed consolidated financial statements of this Quarterly Report.
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $976.8 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets.
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
On July 24, 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.13 per ordinary share payable on or shortly after September 5, 2018.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions about future events that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the periods presented and the related disclosures in the accompanying notes to the financial statements. Management has reviewed these critical accounting estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting estimates used in preparing our financial statements address all important accounting areas where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. See Note 1 to our condensed consolidated financial statements of this Quarterly Report for a description of our significant accounting policies. We have adopted new accounting standards that did not have a material impact to our critical accounting estimates. See Note 3 to our condensed consolidated financial statements of this Quarterly Report for a description of the recently adopted accounting standards.
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
A significant portion of our total revenue recognized over time relates to our Onshore/Offshore and Subsea segments, primarily for the entire range of onshore facilities, fixed and floating offshore oil and gas facilities and subsea exploration and production equipment projects that involve the design, engineering, manufacturing, construction and assembly of complex, customer-specific systems. Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.
Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. We include estimated amounts in the transaction price when we believe we have an enforceable right to the modification, the amount can be estimated reliably and its realization is probable. The estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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

Adjustments to estimates of contract revenue, total contract cost or extent of progress toward completion are often required as work progresses under the contract and as experience is gained, even though the scope of work required under the contract may not change. The nature of accounting for long-term contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Consequently, the amount of revenue recognized over time is sensitive to changes in our estimates of total contract costs. There are many factors, including, but not limited to, the ability to properly execute the engineering and design phases consistent with our customers’ expectations, the availability and costs of labor and material resources, productivity and weather, that can affect the accuracy of our cost estimates, and ultimately, our future profitability.
Our operating profit for the three and six months ended June 30, 2018 was positively impacted by approximately $83.4 million and $261.4 million, respectively, as a result of changes in contract estimates related to projects that were in progress at December 31, 2017. During the three months ended June 30, 2018, we recognized changes in our estimates which had a favorable impact on our operating profit in the amounts of $126.4 million and unfavorable impact of $43.0 million in our Onshore/Offshore and Subsea segments, respectively. During the six months ended June 30, 2018, we recognized changes in our estimates which had a favorable impact on our operating profit in the amounts of $262.8 million and unfavorable impact of $1.4 million in our Onshore/Offshore and Subsea segments, respectively. The changes in contract estimates are attributed to better than expected performance throughout our execution of our projects.
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

In late 2016, Technip S.A. was contacted by the DOJ regarding its investigation of offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant, and we have also raised with DOJ certain other projects performed by Technip S.A. subsidiaries in Brazil between 2002 and 2013. The DOJ has also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We are cooperating with the DOJ in its investigation into potential violations of the FCPA in connection with these projects. We have contacted the Brazilian authorities and are cooperating with their investigation concerning the projects in Brazil and have also contacted French authorities about certain of the existing matters.

Certain of the government investigations have identified issues relating to potential non-compliance with applicable laws and regulations, including the FCPA,  Brazilian and French law, related to these historic matters. U.S. authorities have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations, which they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, fines, penalties and modifications to business practices and compliance programs. These authorities have entered into agreements with, and obtained a range of sanctions against, numerous public corporations and individuals arising from allegations of improper payments whereby civil and/or criminal penalties were imposed. Recent civil and criminal settlements have included fines of tens or hundreds of millions of dollars, deferred prosecution agreements, guilty pleas and other sanctions, including the requirement that the relevant corporation retain a monitor to oversee its compliance with the FCPA. Brazilian and French authorities also have a range of sanctions available to them and have recently imposed substantial fines on corporations for anti-corruption violations. Any of these remedial measures, if applicable to us, as well as potential customer reaction to such remedial measures, could have a material adverse impact on our business, results of operations and financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting TechnipFMC, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposure to market risk has not changed materially since December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2018, that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”).
As disclosed in Part II, Item 9A, “Controls and Procedures” in our Form 10-K, we identified material weaknesses in internal control over financial reporting in the following areas:
(i) controls relating to the calculation of temporary gains and losses from natural hedges on certain of our projects and related foreign exchange adjustments;
(ii) controls over the period-end financial reporting process specifically related to journal entries and account reconciliation in certain regions and locations; and
(iii) controls relating to certain information technology systems.
Status of Remediation Efforts
In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, continued through 2018 to dedicate significant effort and resources to further improve our control environment and continue to take steps to remediate the material weaknesses identified and described above.
Changes in Internal Controls over Financial Reporting
Except for changes in connection with our implementation of the remediation measures, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2018.
The following table summarizes repurchases of our ordinary shares during the three months ended June 30, 2018.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2018 - April 30, 2018	519,027	$30.59	518,507	12,869,396
May 1, 2018 - May 31, 2018	333,430	$32.61	333,300	12,536,096
June 1, 2018 - June 30, 2018	3,849,669	$31.76	3,849,199	8,686,897
Total	4,702,126		4,701,006	8,686,897

a.
Represents 4,701,006 ordinary shares repurchased and canceled and 1,120 ordinary shares purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 4,650 ordinary shares held in this trust, as directed by the beneficiaries during the three months ended June 30, 2018.

b.
In April 2017, we announced a repurchase program approved by our Board of Directors authorizing up to $500 million to repurchase our issued and outstanding ordinary shares through open market purchases. Following a court-approved reduction of our capital, we implemented our share repurchase program on September 25, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Within the quarter management decided to wind down all business related to Iran, with the exception of seeking to collect outstanding receivables for work previously completed in Iran, and the Company will not accept any new work related to Iran.
Pursuant to section 13(r) of the Exchange Act, two of our non-U.S. subsidiaries have contracts with entities in Iran. We have prepared a feasibility study related to improvements to an olefins plant in Iran. We are also providing engineering and design services for the construction of an ethylene plant in Iran. We received no revenue under any of the contracts for the three months ended June 30, 2018. The expected revenue from the olefins plant and the ethylene plant is 250,000 Euros and 8,000,000 Euros, respectively, which is less than 0.1% of our revenues for the fiscal year ended December 31, 2017.  We also have a non-binding arrangement with an engineering, procurement and construction company in Iran for the purpose of jointly bidding and negotiating for work on two projects in Iran. We do not intend to pursue any of the projects under the non-binding arrangement, and it is not expected to generate any revenue.
We have submitted bids to or had discussions with companies in Iran, including some that may be owned or controlled by the Government of Iran, regarding potential future projects in Iran.  We intend to withdraw all pending bids related to Iran and will not accept a contract award related to such a project.
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
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: August 6, 2018