Form 10-Q
period 2018-09-30
TechnipFMC plc
filed 2018-11-06
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2018
Ordinary shares, $1.00 par value per share	452,633,699

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenue
Service revenue	$2,487.9	$3,374.9	$7,159.2	$9,301.0
Product revenue	595.2	710.9	1,907.3	1,928.2
Lease and other revenue	60.7	55.1	163.4	144.7
Total revenue	3,143.8	4,140.9	9,229.9	11,373.9

Costs and expenses
Cost of service revenue	2,046.6	2,841.3	5,846.0	7,728.4
Cost of product revenue	481.0	589.4	1,559.9	1,781.9
Cost of lease and other revenue	30.9	37.5	99.4	100.2
Selling, general and administrative expense	250.6	284.4	835.1	806.5
Research and development expense	38.6	51.1	133.3	143.6
Impairment, restructuring and other expenses (Note 14)	9.7	59.4	32.6	56.8
Merger transaction and integration costs (Note 2)	6.3	9.2	20.9	87.2
Total costs and expenses	2,863.7	3,872.3	8,527.2	10,704.6

Other income (expense), net	10.4	30.0	(12.6)	43.2
Income from equity affiliates (Note 9)	16.4	17.3	70.6	39.4
Income before net interest expense and income taxes	306.9	315.9	760.7	751.9
Net interest expense	(106.0)	(86.3)	(244.3)	(240.5)
Income before income taxes	200.9	229.6	516.4	511.4
Provision for income taxes (Note 16)	66.7	111.7	180.7	249.7
Net income	134.2	117.9	335.7	261.7
Net loss attributable to noncontrolling interests	2.7	3.1	2.0	5.5
Net income attributable to TechnipFMC plc	$136.9	$121.0	$337.7	$267.2

Earnings per share attributable to TechnipFMC plc (Note 6)
Basic	$0.30	$0.26	$0.73	$0.57
Diluted	$0.30	$0.26	$0.73	$0.57

Weighted average shares outstanding (Note 6)
Basic	454.5	467.2	460.0	466.8
Diluted	459.0	469.7	464.0	468.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Net income	$134.2	$117.9	$335.7	$261.7
Foreign currency translation adjustments
Net gain (losses) arising during the period	(100.9)	0.2	(241.0)	(34.7)
Reclassification adjustment for net gains included in net income	(41.1)	—	(41.1)	—
Net gains (losses) on foreign currency translation adjustments(a)	(142.0)	0.2	(282.1)	(34.7)

Net gains (losses) on hedging instruments
Net gain (losses) arising during the period	11.2	32.7	(21.0)	74.9
Reclassification adjustment for net (gains) losses included in net income	(3.8)	19.5	(7.2)	74.3
Net gain (loss) on hedging instruments(b)	7.4	52.2	(28.2)	149.2

Pension and other post-retirement benefits
Net gains (losses) arising during the period	0.3	(2.8)	0.3	(4.0)
Reclassification adjustment for amortization of prior service cost included in net income	0.3	0.2	0.6	0.4
Reclassification adjustment for amortization of net actuarial loss included in net income	—	0.5	—	1.4
Net pension and other postretirement benefits(c)	0.6	(2.1)	0.9	(2.2)
Other comprehensive income (loss), net of tax	(134.0)	50.3	(309.4)	112.3
Comprehensive income (loss)	0.2	168.2	26.3	374.0
Comprehensive (income) loss attributable to noncontrolling interest	2.9	2.6	1.2	4.8
Comprehensive income (loss) attributable to TechnipFMC plc	$3.1	$170.8	$27.5	$378.8

(a)
Net of income tax (expense) benefit of nil and $(0.9) for the three months ended September 30, 2018 and 2017, respectively, and $(0.5) and $(4.8) for the nine months ended September 30, 2018 and 2017, respectively.

(b)
Net of income tax (expense) benefit of $(4.1) and $(12.1) for the three months ended September 30, 2018 and 2017, respectively, and $4.8 and $(49.4) for the nine months ended September 30, 2018 and 2017, respectively.

(c)
Net of income tax (expense) benefit of $(0.3) and $0.7 for the three months ended September 30, 2018 and 2017, respectively, and $(0.5) and $1.1 for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$5,553.3	$6,737.4
Trade receivables, net of allowances of $118.9 in 2018 and $117.4 in 2017	2,079.3	1,484.4
Contract assets	1,286.9	1,755.5
Inventories, net (Note 7)	1,171.0	987.0
Derivative financial instruments (Note 17)	97.0	78.3
Income taxes receivable	333.3	337.0
Advances paid to suppliers	211.5	391.3
Other current assets (Note 8)	830.9	1,206.2
Total current assets	11,563.2	12,977.1
Investments in equity affiliates	360.3	272.5
Property, plant and equipment, net of accumulated depreciation of $2,070.7 in 2018 and $1,947.9 in 2017	3,670.5	3,871.5
Goodwill	9,003.4	8,929.8
Intangible assets, net of accumulated amortization of $618.3 in 2018 and $486.9 in 2017	1,223.1	1,333.8
Deferred income taxes	426.8	454.7
Derivative financial instruments (Note 17)	80.0	94.9
Other assets	332.7	329.4
Total assets	$26,660.0	$28,263.7

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 11)	$78.4	$77.1
Accounts payable, trade	2,800.9	3,958.7
Contract liabilities	3,711.9	3,314.2
Accrued payroll	375.5	402.2
Derivative financial instruments (Note 17)	92.1	69.0
Income taxes payable	208.2	320.3
Other current liabilities (Note 8)	1,435.8	1,687.9
Total current liabilities	8,702.8	9,829.4
Long-term debt, less current portion (Note 11)	4,017.1	3,777.9
Accrued pension and other post-retirement benefits, less current portion	230.1	282.0
Derivative financial instruments (Note 17)	81.2	68.1
Deferred income taxes	351.8	419.7
Other liabilities	413.0	477.2
Total liabilities	13,796.0	14,854.3
Commitments and contingent liabilities (Note 15)
Mezzanine equity
Redeemable noncontrolling interest	39.7	—
Stockholders’ equity (Note 12)
Ordinary shares, $1.00 par value; 618.3 shares and 525.0 shares authorized in 2018 and 2017, respectively; 452.9 shares and 465.1 shares issued and outstanding in 2018 and 2017, respectively; 12.3 and 2.1 shares canceled in 2018 and 2017, respectively	452.9	465.1
Ordinary shares held in employee benefit trust, at cost; 0.1 shares in 2018 and 2017	(2.4)	(4.8)
Capital in excess of par value of ordinary shares	10,247.1	10,483.3
Retained earnings	3,421.1	3,448.0
Accumulated other comprehensive loss	(1,313.9)	(1,003.7)
Total TechnipFMC plc stockholders’ equity	12,804.8	13,387.9
Noncontrolling interests	19.5	21.5
Total equity	12,824.3	13,409.4
Total liabilities and equity	$26,660.0	$28,263.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended
	September 30,
	2018	2017
Cash provided (required) by operating activities
Net income	$335.7	$261.7
Adjustments to reconcile net income (loss) to cash provided (required) by operating activities
Depreciation	276.3	276.8
Amortization	136.2	184.9
Employee benefit plan and share-based compensation costs	27.1	30.5
Deferred income tax provision (benefit), net	(44.6)	3.5
Unrealized loss (gain) on derivative instruments and foreign exchange	19.0	(70.5)
Impairments	14.1	9.0
Income from equity affiliates, net of dividends received	(67.3)	(36.3)
Other	58.9	20.9
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(25.9)	225.8
Inventories, net	(259.6)	198.0
Accounts payable, trade	(938.2)	150.2
Contract liabilities	(18.6)	(1,195.3)
Income taxes payable (receivable), net	(91.8)	(88.1)
Other current assets and liabilities, net	416.6	217.3
Other noncurrent assets and liabilities, net	(182.6)	90.6
Cash provided (required) by operating activities	(344.7)	279.0

Cash provided (required) by investing activities
Capital expenditures	(255.2)	(170.4)
Cash acquired in merger of FMC Technologies, Inc. and Technip S.A.	—	1,479.2
Acquisitions, net of cash acquired	(103.4)	—
Cash divested from deconsolidation	(7.5)	—
Proceeds from sale of assets	7.9	13.6
Other	—	12.0
Cash provided (required) by investing activities	(358.2)	1,334.4

Cash required by financing activities
Net decrease in short-term debt	(29.5)	(28.4)
Net increase (decrease) in commercial paper	309.3	(363.0)
Proceeds from issuance of long-term debt	2.5	7.3
Repayments of long-term debt	—	(547.2)
Payments related to taxes withheld on share-based compensation	—	(46.6)
Purchase of treasury shares	(384.2)	(1.3)
Dividends paid	(179.2)	—
Settlements of mandatorily redeemable financial liability	(124.2)	(76.6)
Other	2.3	(0.3)
Cash required by financing activities	(403.0)	(1,056.1)
Effect of changes in foreign exchange rates on cash and cash equivalents	(78.2)	69.5
Increase (decrease) in cash and cash equivalents	(1,184.1)	626.8
Cash and cash equivalents, beginning of period	6,737.4	6,269.3
Cash and cash equivalents, end of period	$5,553.3	$6,896.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	$465.1	$(4.8)	$10,483.3	$3,448.0	$(1,003.7)	$21.5	$13,409.4
Adoption of accounting standards (Note 4)	—	—	—	(91.5)	—	0.1	(91.4)
Net income (loss)	—	—	—	337.7	—	(2.0)	335.7
Other comprehensive income (loss)	—	—	—	—	(310.2)	0.8	(309.4)
Cancellation of treasury shares	(12.3)	—	(278.0)	(93.9)	—	—	(384.2)
Issuance of ordinary shares	0.1	—	0.1	—	—	—	0.2
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Dividends	—	—	—	(179.2)	—	—	(179.2)
Share-based compensation	—	—	41.7	—	—	—	41.7
Other	—	—	—	—	—	(0.9)	(0.9)
Balance as of September 30, 2018	$452.9	$(2.4)	$10,247.1	$3,421.1	$(1,313.9)	$19.5	$12,824.3

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
Investments in which ownership is less than 20% or that do not represent significant investments are reported in other assets on the consolidated balance sheets. Where no active market exists and where no other valuation method can be used, these financial assets are maintained at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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
During the second half of 2018, Argentina’s three year cumulative inflation rate exceeded 100% based on published inflation data, and effective July 1, 2018, Argentina’s currency is considered hyperinflationary. Our local operations in Argentina use U.S. dollars as the functional currency and both monetary and non-monetary assets and liabilities denominated in Argentina pesos were remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations. This event did not have a material impact on the Company’s condensed consolidated financial statements.
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

NOTE 2. BUSINESS COMBINATION TRANSACTIONS
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
We incurred merger transaction and integration costs of $6.3 million and $20.9 million during the three and nine months ended September 30, 2018 , respectively, and $9.2 million and $87.2 million during the three and nine months ended September 30, 2017, respectively.

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

(a)
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

(b)	Closing price of Technip’s ordinary shares on Euronext Paris on January 16, 2017 in Euro converted at the Euro to U.S. dollar exchange rate of $1.0594 on January 16, 2017.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions, except per share data)	2017 Actual	2017 Pro Forma
Revenue	$4,140.9	$11,486.8
Net income attributable to TechnipFMC adjusted for dilutive effects	$121.0	$182.4
Diluted earnings per share	0.26	0.39
Other Transactions
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
On July 18, 2018, we entered into a share sale and purchase agreement with POC Holding Oy to sell 100% of the outstanding shares of Technip Offshore Finland Oy. The total gain before tax recognized in the third quarter of 2018 is $27.8 million.
Additional acquisitions, including purchased interests in equity method investments, during the nine months ended September 30, 2018 totaled $61.0 million in consideration paid and preliminarily increased goodwill by $0.5 million.
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
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) was signed into law. The amendments in this ASU are effective upon issuance. The adoption of this update did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards under U.S. GAAP
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This update requires that a lessee recognize a liability to make lease payments and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. Early application is permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The guidance will become effective for us on January 1, 2019.
In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” The amendments in this update permit an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. We do not expect to elect this practical expedient.
In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in this update affect narrow aspects of the guidance issued in ASU 2016-02 and is intended to alleviate unintended consequences from applying the new standard. The amendments do not make substantive changes to the core provisions or principles of the new standard and will be considered during our implementation process.
In July 2018, the FASB also issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” The amendments in this update provide entities with an optional transition method, which permits an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the amendments in this update also provide lessors with a practical expedient (provided certain conditions are met), by class of underlying asset, to not separate the nonlease component(s) from the associated lease component for purposes of income statement presentation.
We will adopt Topic 842 on January 1, 2019, electing the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and, as a result, we will not restate prior periods. We expect to elect certain practical expedients permitted under Topic 842, including the practical expedient for short-term leases in which a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities for leases with a term of 12 months or less. In addition, we expect to elect the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allows us to carry forward the historical lease classification.
We are still evaluating the impacts of the adoption of Topic 842 on our consolidated financial statements and related disclosures. We currently expect the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases in our consolidated balance sheets. Additionally, we do not expect the adoption to materially impact our consolidated statements of income. As part of our assessment work-to-date, we have formed an implementation work team, conducted region-specific training for the relevant staff regarding the potential impacts of Topic 842 and are continuing our contract analysis and policy review. We have engaged external resources to assist us in our efforts of completing the analysis of potential changes to current accounting practices and are in the process of implementing a new lease accounting system in connection with the adoption of the updated guidance. We are also evaluating the impact of Topic 842 on our internal control over financial reporting and other changes in business practices and processes.

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
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the disclosure requirement on fair value measurements in Topic 820. The amendments in this ASU are effective for us January 1, 2020. Early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendments in this ASU are effective for us January 1, 2021. Early adoption is permitted. The amendments in this update is required to be adopted retrospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” This update requires that the implementation costs incurred in a cloud computing arrangement that is a service contract are deferred if they would be capitalized based on the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for us January 1, 2020. Early adoption is permitted. The amendments in this update is required to be adopted either retrospectively or prospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
Revenue recognized over time - Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for approximately 83.3% and 83.1% of our revenue for the three and nine months ended September 30, 2018, respectively. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress.
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
The following tables present products and services revenue by geography for each reportable segment for the three and nine months ended September 30, 2018:

	Reportable Segments
	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
(In millions)	Subsea	Onshore/Offshore	Surface Technologies	Subsea	Onshore/Offshore	Surface Technologies
Europe, Russia, Central Asia	$421.4	$831.5	$66.0	$1,136.3	$2,537.9	$172.5
America	437.4	89.4	208.3	1,219.3	253.0	653.3
Asia Pacific	118.2	300.6	34.1	368.1	906.5	85.9
Africa	162.5	54.8	16.3	703.9	202.3	43.4
Middle East	38.8	256.2	47.6	89.1	548.6	146.4
Total products and services revenue	$1,178.3	$1,532.5	$372.3	$3,516.7	$4,448.3	$1,101.5
The following tables represent revenue by contract type for each reportable segment for the three and nine months ended September 30, 2018:

	Reportable Segments
	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
(In millions)	Subsea	Onshore/Offshore	Surface Technologies	Subsea	Onshore/Offshore	Surface Technologies
Services	$885.2	$1,532.5	$70.2	$2,525.9	$4,448.3	$185.0
Products	293.1	—	302.1	990.8	—	916.5
Total products and services revenue	1,178.3	1,532.5	372.3	3,516.7	4,448.3	1,101.5
Lease and other(a)	30.8	—	29.9	90.0	—	73.4
Total revenue	$1,209.1	$1,532.5	$402.2	$3,606.7	$4,448.3	$1,174.9

(a)	Represents revenue not subject to ASC Topic 606.
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
The following table provides information about net contract assets (liabilities) as of September 30, 2018 and December 31, 2017:

(In millions)	September 30, 2018	December 31, 2017	$ change	% change
Contract assets	$1,286.9	$1,755.5	$(468.6)	(26.7)
Contract (liabilities)	(3,711.9)	(3,314.2)	(397.7)	(12.0)
Net contract assets (liabilities)	$(2,425.0)	$(1,558.7)	$(866.3)	(55.6)
The majority of the change in net contract assets (liabilities) was due to the adoption of ASC Topic 606. The adoption resulted in a net reclassification from net contract assets (liabilities) to trade receivables. A difference exists in the presentation of trade receivables, contract assets and contract liabilities. Upon adoption of ASC Topic 606, we recognize trade receivables when we have the unconditional right to payment. Previously, we reported certain billed amounts on a net basis within contract assets and contract liabilities when the legal right of offset was present within the contract; therefore certain amounts that were previously reported in contract assets and contract liabilities have been reclassified to trade receivables as of September 30, 2018.
The remaining decrease not related to the adoption of ASC Topic 606 in our contract assets from December 31, 2017 to September 30, 2018 was primarily due to the timing of milestone payments, partially offset by an increase of $5.7 million in contract assets due to acquisitions.
The remaining increase not related to the adoption of ASC Topic 606 in our contract liabilities was primarily due to cash received, excluding amounts recognized as revenue during the period.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Revenue recognized for the three and nine months ended September 30, 2018 that were included in the contract liabilities balance at December 31, 2017 was $678.1 million and $2,115.8 million, respectively.
In addition, net revenue recognized for the three and nine months ended September 30, 2018 from our performance obligations satisfied in previous periods has unfavorable impact of $66.4 million and favorable impact of $0.4 million, respectively. This primarily relates to the changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the RUPO includes the base transaction price, variable consideration and changes in transaction price. The RUPO table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of RUPO related to unfilled, confirmed customer orders is estimated at each reporting date. As of September 30, 2018, the aggregate amount of the transaction price allocated to RUPO was $15,178.0 million. The Company expects to recognize revenue on approximately 66.9% of the RUPO through 2019 and 33.1% thereafter.
The following table details the RUPO for each business segment as of September 30, 2018:

(In millions)	2018	2019	Thereafter
Subsea	$1,102.7	$2,798.2	$2,442.5
Onshore/Offshore	1,602.0	4,194.7	2,582.1
Surface Technologies	352.5	103.3	—
Total remaining unsatisfied performance obligations	$3,057.2	$7,096.2	$5,024.6

Impact on Primary Financial Statements
The impact to revenues for the three and nine months ended September 30, 2018 was a decrease of $6.0 million and $16.9 million, respectively, as a result of applying ASC Topic 606. A difference between revenue recognized under ASC Topic 606 as compared to ASC Topic 605 exists for certain contracts in which physical progress was used as the measure of progress for which the cost-to-cost method best depicts the transfer of control to the customer.
Consolidated Statements of Income for the three and nine months ended September 30, 2018:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
(In millions, except per share data)	As reported	Effect of ASC Topic 606	Under ASC Topic 605	As reported	Effect of ASC Topic 606	Under ASC Topic 605
Revenue
Service revenue	$2,487.9	$5.4	$2,493.3	$7,159.2	$19.0	$7,178.2
Product revenue	595.2	0.6	595.8	1,907.3	(2.1)	1,905.2
Lease and other revenue	60.7	—	60.7	163.4	—	163.4
Total revenue	3,143.8	6.0	3,149.8	9,229.9	16.9	9,246.8

Costs and expenses
Cost of service revenue	2,046.6	(2.4)	2,044.2	5,846.0	(21.1)	5,824.9
Cost of product revenue	481.0	1.3	482.3	1,559.9	0.4	1,560.3
Cost of lease and other revenue	30.9	—	30.9	99.4	—	99.4
Selling, general and administrative expense	250.6	—	250.6	835.1	—	835.1
Research and development expense	38.6	—	38.6	133.3	—	133.3
Impairment, restructuring and other expenses (Note 14)	9.7	—	9.7	32.6	—	32.6
Merger transaction and integration costs (Note 2)	6.3	—	6.3	20.9	—	20.9
Total costs and expenses	2,863.7	(1.1)	2,862.6	8,527.2	(20.7)	8,506.5

Other income (expense), net	10.4	—	10.4	(12.6)	—	(12.6)
Income from equity affiliates	16.4	—	16.4	70.6	—	70.6
Income before net interest expense and income taxes	306.9	7.1	314.0	760.7	37.6	798.3
Net interest expense	(106.0)	—	(106.0)	(244.3)	—	(244.3)
Income before income taxes	200.9	7.1	208.0	516.4	37.6	554.0
Provision for income taxes (Note 16)	66.7	(18.5)	48.2	180.7	(5.3)	175.4
Net income	134.2	25.6	159.8	335.7	42.9	378.6
Net loss attributable to noncontrolling interests	2.7	0.1	2.8	2.0	(0.4)	1.6
Net income attributable to TechnipFMC plc	$136.9	$25.7	$162.6	$337.7	$42.5	$380.2

Consolidated Balance Sheets as of September 30, 2018:

	September 30, 2018
(In millions, except par value data)	As reported	Effect of ASC Topic 606	Under ASC Topic 605
Assets
Cash and cash equivalents	$5,553.3	$—	$5,553.3
Trade receivables, net	2,079.3	(1,153.2)	926.1
Contract assets	1,286.9	519.5	1,806.4
Inventories, net (Note 7)	1,171.0	23.4	1,194.4
Derivative financial instruments (Note 17)	97.0	—	97.0
Income taxes receivable	333.3	—	333.3
Advances paid to suppliers	211.5	—	211.5
Other current assets (Note 8)	830.9	—	830.9
Total current assets	11,563.2	(610.3)	10,952.9
Investments in equity affiliates	360.3	—	360.3
Property, plant and equipment, net of accumulated depreciation	3,670.5	—	3,670.5
Goodwill	9,003.4	—	9,003.4
Intangible assets, net of accumulated amortization	1,223.1	—	1,223.1
Deferred income taxes	426.8	(13.9)	412.9
Derivative financial instruments (Note 17)	80.0	—	80.0
Other assets	332.7	0.8	333.5
Total assets	$26,660.0	$(623.4)	$26,036.6

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 11)	$78.4	$—	$78.4
Accounts payable, trade	2,800.9	31.5	2,832.4
Contract liabilities	3,711.9	(757.3)	2,954.6
Accrued payroll	375.5	—	375.5
Derivative financial instruments (Note 17)	92.1	—	92.1
Income taxes payable	208.2	4.9	213.1
Other current liabilities (Note 8)	1,435.8	(32.8)	1,403.0
Total current liabilities	8,702.8	(753.7)	7,949.1
Long-term debt, less current portion (Note 11)	4,017.1	—	4,017.1
Accrued pension and other post-retirement benefits, less current portion	230.1	—	230.1
Derivative financial instruments (Note 17)	81.2	—	81.2
Deferred income taxes	351.8	(4.0)	347.8
Other liabilities	413.0	—	413.0
Total liabilities	13,796.0	(757.7)	13,038.3
Commitments and contingent liabilities (Note 15)
Mezzanine equity
Redeemable noncontrolling interest	39.7	—	39.7
Stockholders’ equity (Note 12)
Ordinary shares	452.9	—	452.9
Ordinary shares held in employee benefit trust	(2.4)	—	(2.4)
Capital in excess of par value of ordinary shares	10,247.1	—	10,247.1
Retained earnings	3,421.1	134.0	3,555.1
Accumulated other comprehensive loss	(1,313.9)	—	(1,313.9)
Total TechnipFMC plc stockholders’ equity	12,804.8	134.0	12,938.8
Noncontrolling interests	19.5	0.3	19.8
Total equity	12,824.3	134.3	12,958.6
Total liabilities and equity	$26,660.0	$(623.4)	$26,036.6

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

Segment revenue and segment operating profit were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Segment revenue
Subsea	$1,209.1	$1,478.2	$3,606.7	$4,585.2
Onshore/Offshore	1,532.5	2,308.1	4,448.3	5,885.0
Surface Technologies	402.2	353.9	1,174.9	902.3
Other revenue	—	0.7	—	1.4
Total revenue	$3,143.8	$4,140.9	$9,229.9	$11,373.9

Segment operating profit (loss)
Subsea	$79.7	$102.8	$210.0	$393.1
Onshore/Offshore	243.4	206.4	617.6	553.7
Surface Technologies	51.9	49.0	134.0	29.4
Total segment operating profit	375.0	358.2	961.6	976.2

Corporate items
Corporate expense(a)	(68.1)	(42.3)	(200.9)	(224.3)
Net interest expense	(106.0)	(86.3)	(244.3)	(240.5)
Total corporate items	(174.1)	(128.6)	(445.2)	(464.8)
Income before income taxes(b)	$200.9	$229.6	$516.4	$511.4

(a)
Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger-related transaction expenses.

(b)	Includes amounts attributable to noncontrolling interests.
Segment assets were as follows:

(In millions)	September 30, 2018	December 31, 2017
Segment assets
Subsea	$12,980.7	$12,944.4
Onshore/Offshore	3,878.6	4,604.8
Surface Technologies	2,725.7	2,453.3
Intercompany eliminations	(11.0)	(24.3)
Total segment assets	19,574.0	19,978.2
Corporate (a)	7,086.0	8,285.5
Total assets	$26,660.0	$28,263.7

(a)
Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

NOTE 6. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2018	2017	2018	2017
Net income attributable to TechnipFMC plc	$136.9	$121.0	$337.7	$267.2

Weighted average number of shares outstanding	454.5	467.2	460.0	466.8
Dilutive effect of restricted stock units	1.2	0.7	1.0	0.1
Dilutive effect of stock options	0.1	—	0.1	0.1
Dilutive effect of performance shares	3.2	1.8	2.9	1.3
Total shares and dilutive securities	459.0	469.7	464.0	468.3

Basic earnings per share attributable to TechnipFMC plc	$0.30	$0.26	$0.73	$0.57
Diluted earnings per share attributable to TechnipFMC plc	$0.30	$0.26	$0.73	$0.57

NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2018	December 31, 2017
Raw materials	$325.3	$271.4
Work in process	174.5	130.2
Finished goods	671.2	585.4
Inventories, net	$1,171.0	$987.0
NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	September 30, 2018	December 31, 2017
Value-added tax receivables	$326.7	$532.5
Prepaid expenses	126.5	136.2
Other taxes receivables	94.2	155.8
Held-to-maturity investments	60.0	60.0
Asset held for sale	20.9	50.2
Other	202.6	271.5
Total other current assets	$830.9	$1,206.2

Other current liabilities consisted of the following:

(In millions)	September 30, 2018	December 31, 2017
Warranty accruals	$316.0	$321.3
Contingencies related to completed contracts	140.3	214.9
Provisions	258.8	223.0
Social security liability	101.5	145.0
Redeemable financial liability	174.2	69.7
Other taxes payable	123.8	204.4
Compensation accrual	81.2	123.5
Liabilities held for sale	14.9	13.7
Current portion of accrued pension and other post-retirement benefits	11.1	10.3
Other accrued liabilities	214.0	362.1
Total other current liabilities	$1,435.8	$1,687.9
NOTE 9. EQUITY METHOD INVESTMENTS
Our income (loss) from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Subsea	$15.7	$18.7	$52.0	$40.4
Onshore/Offshore	0.7	(1.4)	18.6	(1.0)
Income (loss) from equity affiliates	$16.4	$17.3	$70.6	$39.4

NOTE 10. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows:

(In millions)	September 30, 2018	December 31, 2017
Trade receivables	$55.8	$98.4
Trade payables	(18.5)	(121.8)
Net trade receivables/(payables)	$37.3	$(23.4)

Note receivables	$127.8	$140.9

Trade receivables consisted of receivables due from following related parties:

(In millions)	September 30, 2018	December 31, 2017
TP JGC Coral France SNC	$25.4	$42.5
Technip Odebrecht PLSV CV	10.7	13.8
Anadarko Petroleum Company	8.0	22.3
Others	11.7	19.8
Total trade receivables	$55.8	$98.4
TP JGC Coral France SNC and Technip Odebrecht PLSV CV are equity method affiliates. A member of our Board of Directors serves on the Board of Directors of Anadarko Petroleum Company.
Trade payables consisted of payables due to following related parties:

(In millions)	September 30, 2018	December 31, 2017
Dofcon Navegacao	$11.4	$12.3
Chiyoda	—	48.3
JGC Corporation	—	52.4
Others	7.1	8.8
Total trade payables	$18.5	$121.8
Dofcon Navegacao is an equity affiliate. JGC Corporation and Chiyoda are joint venture partners on our Yamal project.
The note receivables balance includes $118.4 million and $114.9 million with Dofcon Brasil AS at September 30, 2018 and December 31, 2017, respectively. Dofcon Brasil AS is a VIE and accounted for as an equity method affiliate. These are included in other noncurrent assets on our consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Revenue	$72.8	$34.2	$225.6	$102.6
Expenses	$7.2	$34.2	$13.3	$97.2
Revenue consisted of amount from following related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Anadarko Petroleum Company	$33.6	$12.0	$109.1	$49.3
TP JGC Coral France SNC	26.4	—	87.8	—
Others	12.8	22.2	28.7	53.3
Total revenue	$72.8	$34.2	$225.6	$102.6

Expenses consisted of amount to following related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Chiyoda	$—	$14.5	$—	$28.1
JGC Corporation	—	9.9	—	30.3
Others	7.2	9.8	13.3	38.8
Total expenses	$7.2	$34.2	$13.3	$97.2
NOTE 11. DEBT
Long-term debt consisted of the following:

(In millions)	September 30, 2018	December 31, 2017
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	1,755.8	1,450.4
Synthetic bonds due 2021	502.0	502.4
3.45% Senior Notes due 2022	500.0	500.0
5.00% 2010 Private placement notes due 2020	235.5	239.9
3.40% 2012 Private placement notes due 2022	176.7	179.9
3.15% 2013 Private placement notes due 2023	153.1	155.9
3.15% 2013 Private placement notes due 2023	147.2	149.9
4.00% 2012 Private placement notes due 2027	88.3	89.9
4.00% 2012 Private placement notes due 2032	117.8	119.9
3.75% 2013 Private placement notes due 2033	117.8	119.9
Bank borrowings	279.5	332.5
Other	33.9	28.2
Unamortized issuing fees	(12.1)	(13.8)
Total long-term debt	4,095.5	3,855.0
Less: current borrowings	78.4	77.1
Long-term debt	$4,017.1	$3,777.9
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
As of September 30, 2018, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the consolidated balance sheets as of September 30, 2018 and December 31, 2017. Commercial paper borrowings are issued at market interest rates. As of September 30, 2018, our commercial paper borrowings had a weighted average interest rate of 2.50% on the U.S. dollar denominated borrowings and (0.28)% on the Euro denominated borrowings.
NOTE 12. STOCKHOLDERS’ EQUITY
Cash dividends declared per share during the three and nine months ended September 30, 2018 were $0.13 and $0.39. There were no cash dividends declared during the three and nine months ended September 30, 2017.
Cash dividends paid during the nine months ended September 30, 2018 for dividends declared on February 20, 2018, April 24, 2018 and July 24, 2018 were $179.2 million. There were no cash dividends paid during the nine months ended September 30, 2017.
As an English public limited company, we are required under U.K. law to have available “distributable reserves” to conduct share repurchases or pay dividends to shareholders. Distributable reserves are a statutory requirement and are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of September 30, 2018, we had distributable reserves in excess of $9.5 billion.
In April 2017, the Board of Directors authorized the repurchase of up to $500.0 million in ordinary shares under our share repurchase program. We implemented our share repurchase program in September 2017, and we repurchased 12.3 million of ordinary shares for a total consideration of $384.2 million during the nine months ended September 30, 2018 under this program. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss attributable to Non-controlling interest
December 31, 2017	$(1,014.6)	$27.8	$(16.9)	$(1,003.7)	$0.6
Other comprehensive income (loss) before reclassifications, net of tax	(241.8)	(21.0)	0.3	(262.5)	0.8
Reclassification adjustment for net losses (gains) included in net income, net of tax	(41.1)	(7.2)	0.6	(47.7)	—
Other comprehensive income (loss), net of tax	(282.9)	(28.2)	0.9	(310.2)	0.8
September 30, 2018	$(1,297.5)	$(0.4)	$(16.0)	$(1,313.9)	$1.4
Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains on foreign currency translation	$41.1	$—	$41.1	$—	Other income (expense), net

Gains (losses) on hedging instruments
Foreign exchange contracts	$(0.8)	$(6.3)	$2.8	$(31.6)	Revenue
	1.1	0.2	6.2	1.7	Cost of sales
	(0.1)	0.5	(0.1)	0.7	Selling, general and administrative expense
	—	—	—	(0.1)	Research and development expense
	4.8	(20.4)	0.1	(70.6)	Other income (expense), net
	5.0	(26.0)	9.0	(99.9)	Income before income taxes
	1.2	(6.3)	1.8	(25.6)	Provision for income taxes (Note 16)
	$3.8	$(19.7)	$7.2	$(74.3)	Net income
Pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$—	$(0.7)	$—	$(1.9)	(a)
Amortization of prior service credit (cost)	(0.3)	(0.3)	(0.6)	(0.6)	(a)
	(0.3)	(1.0)	(0.6)	(2.5)	Income before income taxes
	—	(0.3)	—	(0.7)	Provision for income taxes (Note 16)
	$(0.3)	$(0.7)	$(0.6)	$(1.8)	Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
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

We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for nonvested share options and time-based and performance-based restricted stock units was $15.9 million and $10.2 million for the three months ended September 30, 2018 and 2017, respectively, and $41.7 million and $34.9 million for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 14. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Subsea	$5.0	$22.8	$19.1	$35.5
Onshore/Offshore	(0.2)	28.9	(5.8)	0.9
Surface Technologies	1.3	7.8	8.0	12.0
Corporate and other	3.6	(0.1)	11.3	8.4
Total impairment, restructuring and other expenses	$9.7	$59.4	$32.6	$56.8
Restructuring charges during the three and nine months ended September 30, 2018 primarily consisted of severance and other employee related costs and costs related to consolidation of facilities.
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
Guarantees consisted of the following:

(In millions)	September 30, 2018	December 31, 2017
Financial guarantees(a)	$830.7	$933.3
Performance guarantees(b)	4,101.3	3,670.3
Maximum potential undiscounted payments	$4,932.0	$4,603.6

(a)
Financial guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on changes in an underlying agreement that is related to an asset, a liability or an equity security of the guaranteed party. These tend to be drawn down only if there is a failure to fulfill our financial obligations.

(b)
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
NOTE 16. INCOME TAXES
Our provision for income taxes for the three months ended September 30, 2018 and 2017 reflected effective tax rates of 33.2% and 48.6%, respectively. Our provision (benefit) for income tax for the nine months ended September 30, 2018 and 2017 reflected effective tax rates of 35.0% and 48.8%, respectively. The year-over-year decrease in the effective tax rate was primarily due to favorable changes in forecasted earnings mix and reduced impact of losses in jurisdictions with a full valuation allowance. In addition, individual tax items, combined with higher profitability in the current period, had less of an impact on the effective rate in the nine months ended September 30, 2018 as compared to the same periods in 2017.
The effective tax rates for the three and nine months ended September 30, 2018 reflect the reduced U.S. federal corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act. The Company also reflected provisional estimates related to the tax imposed on the deemed repatriation to the United States of the undistributed earnings of certain of the Company’s non-U.S. subsidiaries in 2017. During the third quarter of 2018, we did not make any adjustments to the provisional amounts. However, we are continuing to gather additional information to complete our accounting for this item. In addition, the Company is also continuing to assess other aspects of U.S. tax reform that apply in 2018, including the Global Intangible Low Tax Income regime, the Base Erosion Anti-Abuse Tax, the Foreign Derived Intangible Income regime, and the new limitation on the deductibility of interest expense. We have included estimates for the impacts of these items, and they are not expected to be material for 2018.

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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At September 30, 2018, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	602.3	706.9
British pound	202.3	266.3
Norwegian krone	1,876.2	230.0
Australian dollar	219.0	158.9
Brazilian real	450.9	112.6
Malaysian ringgit	402.0	97.3
Japanese yen	4,034.0	35.8
Singapore dollar	42.8	31.3
Mexican peso	(248.0)	(13.1)
Argentinian peso	(717.4)	(18.0)
Canadian dollar	(243.5)	(187.6)
U.S. dollar	(906.1)	(906.1)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2018, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(37.9)	(9.5)
Norwegian krone	(72.6)	(8.9)
U.S. dollar	11.8	11.8

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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	September 30, 2018		December 31, 2017
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$81.0	$78.6	$65.6	$51.0
Long-term - Derivative financial instruments	13.6	14.8	28.0	1.7
Total derivatives designated as hedging instruments	94.6	93.4	93.6	52.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	16.0	13.5	12.7	18.0
Long-term - Derivative financial instruments	—	—	4.7	4.2
Total derivatives not designated as hedging instruments	16.0	13.5	17.4	22.2
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	66.4	—	62.2	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	66.4	—	62.2
Total derivatives	$177.0	$173.3	$173.2	$137.1
We recognized a gain of $3.2 million and $10.8 million for the three months ended September 30, 2018 and 2017, respectively, and a loss of $1.9 million and a gain of $26.9 million for the nine months ended September 30, 2018 and 2017, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow derivative hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive loss of $0.4 million and accumulated other comprehensive income of $28.5 million at September 30, 2018 and December 31, 2017, respectively. We expect to transfer approximately $11.5 million of income from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2023.
The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments designated as fair value hedges:

	Gain (Loss) Recognized in Income
Location of Fair Value Hedge Gain (Loss) Recognized in Income	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Other income (expense), net	$33.4	$12.2	$22.7	$61.9

The following tables present the location of gains (losses) on the consolidated statements of other comprehensive income and/or the consolidated statements of income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Foreign exchange contracts	$16.5	$38.3	$(24.0)	$98.7

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Cash Flow Hedge Gain (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Foreign exchange contracts
Revenue	$(0.8)	$(6.3)	$2.8	$(31.6)
Cost of sales	1.1	0.2	6.2	1.7
Selling, general and administrative expense	(0.1)	0.5	(0.1)	0.7
Research and development expense	—	—	—	(0.1)
Other income (expense), net	4.8	(20.4)	0.1	(70.6)
Total	$5.0	$(26.0)	$9.0	$(99.9)

	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Location of Cash Flow Hedge Gain (Loss) Recognized in Income	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Foreign exchange contracts
Revenue	$(5.7)	$3.7	$(4.9)	$7.9
Cost of sales	6.1	(2.8)	4.1	(7.3)
Other income (expense), net	(26.6)	10.6	(23.4)	24.6
Total	$(26.2)	$11.5	$(24.2)	$25.2
The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments not designated as hedging instruments:

	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
Location of Gain (Loss) Recognized in Income	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Foreign exchange contracts
Revenue	$—	$0.7	$(0.9)	$0.7
Cost of sales	0.2	0.1	0.4	(0.4)
Other income (expense), net	(5.3)	(5.6)	(6.9)	26.6
Total	$(5.1)	$(4.8)	$(7.4)	$26.9

Balance Sheet Offsetting - We execute derivative contracts only with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2018 and December 31, 2017, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2018			December 31, 2017
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$177.0	$(151.9)	$25.1	$173.2	$(114.4)	$58.8
Derivative liabilities	$173.3	$(151.9)	$21.4	$137.1	$(114.4)	$22.7

NOTE 18. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2018				December 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities(a)	$46.6	$46.6	$—	$—	$63.7	$63.7	$—	$—
Money market fund	1.5	—	1.5	—	2.4	—	2.4	—
Stable value fund(b)	0.5	—	—	—	0.6	—	—	—
Derivative financial instruments
Synthetic bonds - call option premium	66.4	—	66.4	—	62.2	—	62.2	—
Foreign exchange contracts	110.6	—	110.6	—	111.0	—	111.0	—
Asset held for sale	20.9	—	—	20.9	50.2	—	—	50.2
Total assets	$246.5	$46.6	$178.5	$20.9	$290.1	$63.7	$175.6	$50.2
Liabilities
Redeemable financial liability	$401.3	$—	$—	$401.3	$312.0	$—	$—	$312.0
Derivative financial instruments
Synthetic bonds - embedded derivatives	66.4	—	66.4	—	62.2	—	62.2	—
Foreign exchange contracts	106.9	—	106.9	—	74.9	—	74.9	—
Liabilities held for sale	14.9	—	—	14.9	13.7	—	—	13.7
Total liabilities	$589.5	$—	$173.3	$416.2	$462.8	$—	$137.1	$325.7

(a)	Includes fixed income and other investments measured at fair value.

(b)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Equity securities - The fair value measurement of our traded securities is based on quoted prices that we have the ability to access in public markets.
Stable value fund and Money market fund - Stable value fund and money market fund are valued at the net asset value of the shares held at the end of the quarter, which is based on the fair value of the underlying investments using information reported by our investment advisor at quarter-end.

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
A mandatorily redeemable financial liability of $312.0 million was recognized as of December 31, 2017 to account for the fair value of the non-controlling interests. During the three and nine months ended September 30, 2018, we revalued the liability to reflect current expectations about the obligation, which resulted in the recognition of a loss of $93.2 million and $213.5 million, respectively.
A decrease of one percentage point in the discount rate would have increased the liability by $7.2 million as of September 30, 2018. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.
Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and is presented below:

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Balance at beginning of period	$312.0	$174.8
Less: Gains (losses) recognized in net interest expense	(213.5)	(202.9)
Less: Settlements	124.2	76.6
Balance at end of period	$401.3	$301.1
Redeemable noncontrolling interest - In the first quarter of 2018, we acquired a 51% share in Island Offshore. The noncontrolling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement. As of September 30, 2018, the fair value of our redeemable noncontrolling interest was $39.7 million. See Note 2 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the acquisition.
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
Other fair value disclosures
Fair value of debt - The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of September 30, 2018 was $2,026.2 million and $2,229.2 million, respectively. The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of December 31, 2017 were $2,043.8 million and $2,308.2 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook - Following the steep decline from prior years, the price of crude oil has been on a gradual upward trend since the cyclical trough experienced in early 2016. Though the price of crude oil remains quite volatile, the sustainability of the price recovery and business activity levels is dependent on several variables, including geopolitical stability, OPEC’s actions to regulate its production capacity, changes in demand patterns, and international sanctions and tariffs. However, as long-term demand is forecast to rise and base production continues to naturally decline, we believe the macro backdrop will provide our customers with greater confidence to increase their investments in new sources of oil and natural gas production.
Subsea - The impact of the low crude oil price environment over the last three years led many of our customers to reduce their capital spending plans and defer new offshore projects. Through this period, we have lowered our cost base through reductions in workforce as well as in manufacturing and other fixed asset capacity. This has helped align our operations with the anticipated reductions in activity in order to mitigate the negative impact to our operating profit. We have been realizing the benefits from these restructuring actions through greater cost efficiency, most notably in our manufacturing operations. We have taken additional actions in 2018, but we have balanced further reductions against increased market activity and higher order inbound as industry conditions continue to improve. The operational improvements we have made through the downturn are providing us with the capability to respond to an increase in order activity despite the reductions in both personnel and manufacturing capacity. However, the subsea industry continues to have both underutilized manufacturing and vessel capacity, which may lead to continued pricing pressure. We also recognize the need to further to develop and invest in our people to ensure we have the core competencies and capabilities necessary for continued success during the market recovery.
When combined with the aggressive cost reductions taken by our customers, project economics have improved. Many current and future offshore projects are deemed to be economic at prices below those experienced in the third quarter. While customer investment decisions can be delayed for a variety of reasons, we continue to work closely with our customers through early engagement in front-end engineering design (“FEED”) studies and the use of our unique integrated approach to subsea development - integrated engineering, procurement, construction and installation (“iEPCI™”) - to allow more project final investment decisions through the cycle. iEPCI™ can support clients’ initiatives to improve subsea project economics by helping to reduce cost and accelerate time to first oil. In the long term, we continue to believe that offshore and deepwater developments will remain a significant part of our customers’ portfolios.
Onshore/Offshore - Onshore market activity continues to provide a tangible set of opportunities, particularly for natural gas monetization projects, as natural gas continues to take a larger share of global energy demand. Market conditions for liquefied natural gas (“LNG”) have improved as rising demand continues to rebalance an oversupplied market. This is driving an improved outlook for our business, and we are confident that the pace of LNG investments will continue to grow in the near and intermediate term. As an industry leader, we are well positioned for the growth in new liquefaction and regasification capacity and are actively engaged in several front-end engineering design studies across multiple geographies. These FEED studies provide a platform for early engagement with clients and can significantly de-risk project execution while also supporting our pursuit of the engineering, procurement and construction (“EPC”) contract. Additionally, we continue to selectively pursue refining, petrochemical, and fertilizer project opportunities in the Middle East, Africa, Asia and North American markets.
Surface Technologies - After a period of rapid growth, the North America unconventional market is undergoing near-term volatility. While drilling activity has proved to be resilient, completions activity has been reduced, stemming from pipeline take-away capacity constraints and exhaustion of operator capital budgets for exploration and production. Hydraulic fracturing activity has slowed sequentially, particularly in the Permian basin, and is expected to decline further in the remainder of 2018. These constraints should prove to be transitory, though, as operator budgets renew and pipeline take-away capacity improves. Despite the near-term volatility, we are making progress with the introduction of new, innovative commercial models in North America. Activity in our surface business outside of North America has been more resilient but continues to experience pressure from competitive pricing; however, growth prospects for these markets are expected to improve further in 2019.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended
	September 30,		Change
(In millions, except %)	2018	2017	$	%
Revenue	$3,143.8	$4,140.9	(997.1)	(24.1)

Costs and expenses
Cost of sales	2,558.5	3,468.2	(909.7)	(26.2)
Selling, general and administrative expense	250.6	284.4	(33.8)	(11.9)
Research and development expense	38.6	51.1	(12.5)	(24.5)
Impairment, restructuring and other expenses (Note 14)	9.7	59.4	(49.7)	(83.7)
Merger transaction and integration costs (Note 2)	6.3	9.2	(2.9)	(31.5)
Total costs and expenses	2,863.7	3,872.3	(1,008.6)	(26.0)

Other income (expense), net	10.4	30.0	(19.6)	(65.3)
Income from equity affiliates (Note 9)	16.4	17.3	(0.9)	(5.2)
Net interest expense	(106.0)	(86.3)	(19.7)	(22.8)
Income before income taxes	200.9	229.6	(28.7)	(12.5)
Provision for income taxes (Note 16)	66.7	111.7	(45.0)	(40.3)
Net income	134.2	117.9	16.3	13.8
Net loss attributable to noncontrolling interests	2.7	3.1	(0.4)	(12.9)
Net income attributable to TechnipFMC plc	$136.9	$121.0	15.9	13.1
Revenue
Revenue decreased $997.1 million or 24.1% in the third quarter of 2018 compared to the third quarter of 2017, primarily as a result of declining Subsea project activity in Africa, Asia Pacific and Europe where projects progressed toward completion, as well as decreased activity on certain Onshore/Offshore projects, including Yamal LNG. This activity was partially offset by an increase in Onshore/Offshore projects in the North American region, as well as increased revenue in our Surface Technologies business due to the North American land market recovery. The revenue growth was driven by a strong increase in demand for wellhead products and measurement systems.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales increased to 18.6% in the third quarter of 2018, from 16.2% in the prior year period primarily due to the strong project execution and a lower operating cost structure.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $33.8 million year-over-year, primarily due to the benefit of cost reductions and lower headcount across the company.
Impairment, Restructuring and Other Expenses
Impairment, restructuring and other expense decreased by $49.7 million year-over-year, primarily due to a reduction in restructuring activities. Impairment, restructuring and other expenses for the third quarter of 2018 included $8.1 million of restructuring expense.
In recent years, we have implemented restructuring plans across our businesses to reduce costs and better align our workforce and our facilities with anticipated activity levels.

Merger Transaction and Integration Costs
Merger transaction and integration costs of $6.3 million were incurred in the third quarter of 2018, primarily due to integration activities pertaining to combining the two legacy companies. See Note 2 to our condensed consolidated financial statements of this Quarterly Report for more information.
Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the third quarter of 2018, we recognized $34.4 million of net foreign exchange losses, compared with $19.3 million of foreign exchange gains in the third quarter of 2017.
Net Interest Expense
Net interest expense increased $19.7 million in the third quarter of 2018 compared to 2017. The primary reason was the change in the fair value of the redeemable financial liability. See Note 18 to our condensed consolidated financial statements of this Quarterly Report for more information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.
Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2018 and 2017 reflected effective tax rates of 33.2% and 48.6%, respectively. The year-over-year decrease in the effective tax rate was primarily due to changes in earnings mix and reduced impact of losses in jurisdictions with a full valuation allowance in the three months ended September 30, 2018 as compared to the same period in 2017.
The effective tax rates for the three months ended September 30, 2018 reflect the reduced U.S. federal corporate tax rate of 21% as a result as a result of the Tax Cuts and Jobs Act. The Company also reflected provisional estimates related to the tax imposed on the deemed repatriation to the United States of the undistributed earnings of certain of the Company’s non-U.S. subsidiaries in 2017. During the third quarter of 2018, we did not make any adjustments to the provisional amounts. However, we are continuing to gather additional information to complete our accounting for this item. In addition, the Company is also continuing to assess other aspects of U.S. tax reform that apply in 2018, including the Global Intangible Low Tax Income regime (“GILTI”), the Base Erosion Anti-Abuse Tax (“BEAT”), the Foreign Derived Intangible Income regime (“FDII”), and the new limitation on the deductibility of interest expense. We have included estimates for the impacts of these items, and they are not expected to be material for 2018.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2018	2017	$	%
Revenue	$9,229.9	$11,373.9	(2,144.0)	(18.9)

Costs and expenses
Cost of sales	7,505.3	9,610.5	(2,105.2)	(21.9)
Selling, general and administrative expense	835.1	806.5	28.6	3.5
Research and development expense	133.3	143.6	(10.3)	(7.2)
Impairment, restructuring and other expenses (Note 14)	32.6	56.8	(24.2)	(42.6)
Merger transaction and integration costs (Note 2)	20.9	87.2	(66.3)	(76.0)
Total costs and expenses	8,527.2	10,704.6	(2,177.4)	(20.3)

Other income (expense), net	(12.6)	43.2	(55.8)	(129.2)
Income from equity affiliates (Note 9)	70.6	39.4	31.2	79.2
Net interest expense	(244.3)	(240.5)	(3.8)	(1.6)
Income before income taxes	516.4	511.4	5.0	1.0
Provision for income taxes (Note 16)	180.7	249.7	(69.0)	(27.6)
Net income	335.7	261.7	74.0	28.3
Net loss (income) attributable to noncontrolling interests	2.0	5.5	(3.5)	(63.6)
Net income attributable to TechnipFMC plc	$337.7	$267.2	70.5	26.4
Revenue
Revenue decreased $2,144.0 million or 18.9% in the first nine months of 2018 compared to the prior-year period, primarily as a result of declining project activity. Subsea project activity declined in Africa, Asia Pacific and North America. The decline in Onshore/Offshore activity occurred as projects progressed toward completion, driven primarily by Yamal LNG. This activity was partially offset by an increase in Onshore/Offshore project activity in the Middle East and Asia Pacific, as well as increased revenue in our Surface Technologies business due to the North American land market recovery. The revenue growth was driven by strong increase in demand for flowline, hydraulic fracturing, wellhead and well service pump equipment.
Gross Profit
Gross profit (revenue less cost of sales) increased as a percentage of sales to 18.7% in the first nine months of 2018, from 15.5% in the prior-year period. The improvement in gross profit as a percentage of sales was primarily due to the reduction of cost of sales year-over-year as a result of the realization of a lower operating cost structure.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $28.6 million year-over-year. The first nine months of 2017 do not include FMC Technologies operations prior to the Merger date of January 17, 2017. FMC Technologies’ selling, general and administrative expenses for this period were $63.0 million. On a comparable basis, selling, general and administrative expense decreased by $34.4 million, primarily due to the benefit of cost reductions and lower headcount across the company.
Impairment, Restructuring and Other Expense
Impairment, restructuring and other expense decreased by $24.2 million year-over-year. Impairment, restructuring and other expense for the first nine months of 2018 included $18.5 million of restructuring expense.
In recent years, we have implemented restructuring plans across our businesses to reduce costs and better align our workforce and our facilities with anticipated activity levels.

Merger Transaction and Integration Costs
We incurred Merger transaction and integration costs of $20.9 million during the first nine months of 2018 due to the Merger. A significant portion of the expenses recorded in the period are related to transaction and leased facility termination fees, with a lower portion related to integration activities pertaining to combining the two legacy companies. See Note 2 to our consolidated financial statements of this Quarterly Report for more information
Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first nine months of 2018, we recognized $77.7 million of net foreign exchange losses, compared with $0.3 million of net foreign exchange gains in the prior year period.
Net Interest Expense
Net interest expense increased $3.8 million in the first nine months of 2018 compared to 2017, primarily due to the change in the fair value of the redeemable financial liability. See Note 18 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.

Provision for Income Taxes
Our income tax provisions for the first nine months of 2018 and 2017 reflected effective tax rates of 35.0% and 48.8%, respectively. The year-over-year decrease in the effective tax rate was primarily due to changes in earnings mix and reduced impact of losses in jurisdictions with a full valuation allowance. In addition, individual tax items, combined with higher profitability in the current period, had less of an impact on the effective rate in the nine months ended September 30, 2018 as compared to the same period in 2017.
The effective tax rates for the nine months ended September 30, 2018 reflect the reduced U.S. federal corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act. We also reflected provisional estimates related to the tax imposed on the deemed repatriation to the United States of the undistributed earnings of certain of our non-U.S. subsidiaries in 2017. During the nine months of 2018, we did not make any adjustments to the provisional amounts. However, we are continuing to gather additional information to complete our accounting for this item. In addition, we are also continuing to assess other aspects of U.S. tax reform that apply in 2018, including GILTI, BEAT, FDII, and the new limitation on the deductibility of interest expense. We have included estimates for the impacts of these items, and they are not expected to be material for 2018.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2018	2017	$	%
Revenue	$1,209.1	$1,478.2	(269.1)	(18.2)
Operating profit	$79.7	$102.8	(23.1)	(22.5)

Operating profit as a percentage of revenue	6.6%	7.0%		(0.4	) pts.
Subsea revenue decreased $269.1 million or 18.2% year-over-year, primarily driven by projects in Africa, Europe, and Asia Pacific progressed towards completion, partially offset by increased activity in South America. Subsea revenue continues to be negatively impacted by prior-period declines in inbound orders related to market downturn.
Subsea operating profit declined primarily due to the anticipated revenue decline and more competitively priced backlog, offset in part by merger synergies and other cost reduction activities. The timing of completion of certain projects continued to benefit margins in the period, although the impact was less pronounced than in the prior-year quarter. Additionally, third quarter of 2018 included $5.0 million of impairment, restructuring and other severance charges compared to $22.8 million in the third quarter of 2017.
In the third quarter of 2018, Subsea operating profit as a percentage of revenue decreased to 6.6%.
Onshore/Offshore

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2018	2017	$	%
Revenue	$1,532.5	$2,308.1	(775.6)	(33.6)
Operating profit	$243.4	$206.4	37.0	17.9

Operating profit as a percentage of revenue	15.9%	8.9%		7.0	pts.
Onshore/Offshore revenue decreased $775.6 million or 33.6% year-over-year. Revenue declined as we moved closer to completion on major projects, primarily Yamal LNG. The anticipated revenue decline was moderately offset by strong growth in our process technologies business.
Operating profit in the third quarter of 2018 improved year-over-year. Operating results benefited from several factors in the quarter, including a bonus on Yamal LNG due to provisional acceptance of Train 2, a financial gain on the sale of an offshore yard and other severance charges, and strong project execution. Additionally, the prior quarter included an unfavorable impact of $28.9 million related to the settlements on restructured projects and operations as compared to a favorable impact of $0.2 million during the current quarter.
Onshore/Offshore operating profit as a percentage of revenue increased to 15.9%.

Surface Technologies

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2018	2017	$	%
Revenue	$402.2	$353.9	48.3	13.6
Operating profit	$51.9	$49.0	2.9	5.9

Operating profit as a percentage of revenue	12.9%	13.8%		(0.9	) pts.
Surface Technologies revenue increased $48.3 million or 13.6% year-over-year driven primarily by higher activity in North America; growth in wellhead product sales and measurement systems was partially offset by reduced hydraulic fracturing flowline sales.
Operating profit increased versus the prior-year quarter as product mix outside the Americas more than offset the impact of reduced flowline sales in North America. Additionally, the third quarter of 2018 included $1.3 million of impairment, restructuring and other severance charges compared to $7.8 million in the third quarter of 2017.
Surface Technologies operating profit as a percentage of revenue decreased to 12.9%.
Corporate Items

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Corporate expense	$(68.1)	$(42.3)	(25.8)	(61.0)
Corporate expense increased $25.8 million year-over-year, primarily as a result of increased foreign exchange losses.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Revenue	$3,606.7	$4,585.2	(978.5)	(21.3)
Operating profit	$210.0	$393.1	(183.1)	(46.6)

Operating profit as a percentage of revenue	5.8%	8.6%		(2.8	) pts.
Subsea revenue decreased $978.5 million year-over-year, primarily driven by projects in Asia Pacific, Africa and North America that progressed towards completion. Subsea revenue continues to be negatively impacted by prior period lower inbound orders related to the market downturn.
Subsea operating profit decreased year-over-year, primarily due to the anticipated revenue decline, partially offset by Merger synergies and other cost reduction activities, and the successful conclusion of key project milestones. Additionally, the first nine months of 2018 included $19.1 million in restructuring, impairment and other severance charges compared to $35.5 million in the prior year.
Subsea operating profit as a percentage of revenue decreased to 5.8%.
Onshore/Offshore

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Revenue	$4,448.3	$5,885.0	(1,436.7)	(24.4)
Operating profit	$617.6	$553.7	63.9	11.5

Operating profit as a percentage of revenue	13.9%	9.4%		4.5	pts.
Onshore/Offshore revenue decreased $1,436.7 million year-over-year. The decrease was primarily driven by major projects, including Yamal LNG, that progressed towards completion. This decrease was partially offset by achieving strong progress on ENOC’s Jebel Ali refinery expansion project and SOCAR’s Azerikimya petrochemical projects.
Operating profit in the first nine months of 2018 was favorably impacted by reduced costs, strong project execution and a bonus on Yamal LNG due to provisional acceptance of Train 2. Additionally, the first nine months of 2018 were favorably impacted by $5.8 million related to settlements on restructured projects and operations.
Onshore/Offshore operating profit as a percentage of revenue increased to 13.9%.

Surface Technologies

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Revenue	$1,174.9	$902.3	272.6	30.2
Operating profit	$134.0	$29.4	104.6	n/a

Operating profit as a percentage of revenue	11.4%	3.3%		8.1
Surface Technologies revenue increased $272.6 million year-over-year primarily driven by increased activity in the North American market. The solid growth in North America reflected increased demand for hydraulic fracturing services, wellhead systems and pressure control equipment and services. Outside of North America, revenue also increased year-over-year primarily driven by the Asia Pacific region.
Operating profit increased significantly year-over-year. This increase was primarily driven by higher volume in North America, partially offset by continued international pricing pressures. Additionally, the first nine months of 2018 included $8.0 million of impairment, restructuring and other severance charges compared to $12.0 million in the prior year.
Surface Technologies operating profit as a percentage of revenue increased to 11.4%.
Corporate Items

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$	%
Corporate expense	$(200.9)	$(224.3)	23.4	10.4
Corporate expense decreased $23.4 million year-over-year, primarily as a result of significanly lower integration expenses, offset by increased foreign exchange losses.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Subsea	$1,553.9	$979.8	$4,297.9	$3,418.8
Onshore/Offshore	1,666.1	1,153.0	5,816.5	2,938.7
Surface Technologies	427.2	329.1	1,251.5	846.9
Total inbound orders	$3,647.2	$2,461.9	$11,365.9	$7,204.4
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. See “Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations” Note 4 to our condensed consolidated financial statements of this Quarterly Report for more information on order backlog.

	Order Backlog
(In millions)	September 30, 2018	December 31, 2017
Subsea	$6,343.4	$6,203.9
Onshore/Offshore	8,378.8	6,369.1
Surface Technologies	455.8	409.8
Total order backlog	$15,178.0	$12,982.8
Subsea - Order backlog for Subsea at September 30, 2018 increased by $139.5 million compared to December 31, 2017. The increase includes a one-time reduction of $50.8 million related to the adoption of ASC Topic 606. Subsea backlog of $6.3 billion at September 30, 2018 was composed of various projects, including Energean’s Karish; Eni’s Coral; Petrobras’s PLSV service contracts and flexible pipe projects; VNG Norge’s Fenja; CNOOC’s Liuhua and Total’s Kaombo.
Onshore/Offshore - Onshore/Offshore order backlog at September 30, 2018 increased by $2.0 billion compared to December 31, 2017. The increase includes a one-time adjustment of $800.8 million related to the adoption of ASC Topic 606. The adjustment is primarily related to additional revenue for future reimbursable work that is now included in backlog, reflecting a change in the timing of order recognition. Onshore/Offshore backlog of $8.4 billion was composed of various projects, including Yamal LNG; Long Son Petrochemicals Olefins Plan; Hindustan Urvarak and Rasayan Limited's (“HURL”) fertilizer projects; Energean’s Karish; ENOC’s Jebel Ali; Shell’s Prelude FLNG; and Hindustan Petroleum Corporation Ltd.'s (“HPCL”) Visakh Refinery.
Surface Technologies - Order backlog for Surface Technologies at September 30, 2018 increased by $46.0 million compared to December 31, 2017. The change includes a one-time reduction of $37.9 million related to the adoption of ASC Topic 606. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within twelve months.

Non-consolidated backlog - Non-consolidated backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.

Non-consolidated backlog
(In millions)	September 30, 2018
Subsea	$995.9
Onshore/Offshore	1,924.2
Total order backlog	$2,920.1

LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flowed through centralized bank accounts controlled and maintained by TechnipFMC globally and in many operating jurisdictions to best meet the liquidity needs of our global operations. The majority of cash held by subsidiaries of our U.S.-domiciled companies could be repatriated to the United States. Under current U.S. law, as amended by the Tax Cuts and Jobs Act, signed into law on December 22, 2017, any such repatriation to the United States in the form of a dividend would be eligible for a 100% dividend received deduction and therefore would not be subject to U.S. federal income tax.
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

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$5,553.3	$6,737.4
Less: Short-term debt and current portion of long-term debt	78.4	77.1
Less: Long-term debt, less current portion	4,017.1	3,777.9
Net (debt) cash	$1,457.8	$2,882.4
Cash Flows
We used $344.7 million of cash from operating activities during the nine months ended September 30, 2018 as compared to $279.0 million cash generated from operating activities during the same period in 2017, primarily due to the increase in trade receivables and inventories, as well as the decrease in trade accounts payable. The change is partially offset by the increase in contract liabilities. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts in our portfolio of projects.
Investing activities consumed $358.2 million of cash during the nine months ended September 30, 2018 as compared to $1,334.4 million cash provided by investing activities during the same period in 2017. Excluding the impact of the Merger in 2017, the cash consumed in 2018 increased by $213.4 million, primarily related to increased spending on capital expenditures and acquisitions. See Note 2 to our condensed consolidated financial statements of this Quarterly Report for more information on the Merger. During the first nine months of 2018 we completed acquisitions for a total cash consideration of $103.4 million.
Financing activities used $403.0 million and $1,056.1 million of cash during the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash used by financing activities was due to repayments of long-term debt in the first quarter of 2017.

Debt and Liquidity
Credit Facility - The following is a summary of our revolving credit facility at September 30, 2018:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding(a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$—	$1,755.8	$—	$744.2	January 2022

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $1,755.8 million of commercial paper issued under our facility at September 30, 2018. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at September 30, 2018.
As of September 30, 2018, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $744.2 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets.
We project spending approximately $300 million in 2018 for capital expenditures, largely on expenditures in our subsea business. However, projected capital expenditures for 2018 do not include any contingent capital that may be needed to respond to a contract award.
We implemented a U.K. court-approved reduction of our capital, which completed on June 29, 2017, in order to create distributable profits to support the payment of future dividends or future share repurchases. Our board of directors has authorized a $500.0 million share repurchase program that we began executing in 2017. We remain committed to completing the full authorization in ordinary shares by the end of 2018.
On October 23, 2018, our Board of Directors authorized and declared a quarterly cash dividend of 0.13 per ordinary share payable on or shortly after December 5, 2018.

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
Our operating profit for the three and nine months ended September 30, 2018 was positively impacted by approximately $75.8 million and $337.2 million, respectively, as a result of changes in contract estimates related to projects that were in progress at December 31, 2017. During the three months ended September 30, 2018, we recognized changes in our estimates which had a favorable impact on our operating profit in the amounts of $91.4 million and unfavorable impact of $15.6 million in our Onshore/Offshore and Subsea segments, respectively. During the nine months ended September 30, 2018, we recognized changes in our estimates which had a favorable impact on our operating profit in the amounts of $354.2 million and unfavorable impact of $17.0 million in our Onshore/Offshore and Subsea segments, respectively. The changes in contract estimates are attributed to better than expected performance throughout our execution of our projects.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2018, that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”).
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
Status of Remediation Efforts
In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, continue through 2018 to dedicate significant effort and resources to further improve our control environment and continue to take steps to remediate the material weaknesses identified and described above.
Changes in Internal Controls over Financial Reporting
Except for changes in connection with our implementation of the remediation measures, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2018.
The following table summarizes repurchases of our ordinary shares during the three months ended September 30, 2018.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2018—July 31, 2018	3,137,180	$30.79	3,137,180	5,549,717
August 1, 2018—August 31, 2018	768,124	$30.42	767,967	4,781,750
September 1, 2018—September 30, 2018	722,554	$29.85	722,264	4,059,486
Total	4,627,858		4,627,411	4,059,486

(a)
Represents 4,627,411 ordinary shares repurchased and canceled and 447 ordinary shares purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 41,580 ordinary shares held in this trust, as directed by the beneficiaries during the three months ended September 30, 2018.

(b)
In April 2017, we announced a repurchase program approved by our Board of Directors authorizing up to $500 million to repurchase our issued and outstanding ordinary shares through open market purchases. Following a court-approved reduction of our capital, we implemented our share repurchase program on September 25, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Within the second quarter 2018, management decided to wind down all business related to Iran, with the exception of seeking to collect outstanding receivables for work previously completed in Iran.  Since the second quarter 2018, the Company has not and will not accept any new work related to Iran.
Pursuant to section 13(r) of the Exchange Act, two of our non-U.S. subsidiaries had contracts with entities in Iran. Pursuant to these contracts, which were terminated in the first and second quarter 2018, we prepared a feasibility study related to improvements to an olefins plant in Iran and also provided engineering and design services for the construction of an ethylene plant in Iran. We have not received any revenue under either of these contracts for the three months ended September 30, 2018. The expected revenue related to services performed prior to contract termination for the olefins plant and the ethylene plant is 260,000 Euros and 4,000,000 Euros, respectively, which is less than 0.1% of our revenues for the fiscal year ended December 31, 2017. We also had a non-binding arrangement with an engineering, procurement, and construction company in Iran for the purpose of jointly bidding and negotiating for work on two projects in Iran, which we terminated in the quarter.  No projects were pursued under the non-binding agreement and no revenue was generated.
We had submitted bids to or had discussions with companies in Iran, including some that may be owned or controlled by the Government of Iran, regarding potential future projects in Iran.  We have withdrawn all pending bids related to Iran and will not accept a contract award related to such a project.
Within the third quarter 2018, one of our non-U.S. subsidiaries refunded 52,826.10 Euros owed to a former customer owned by the Government of Iran.  The refund related to an overpayment in connection with a down payment made by the customer in 2008 regarding performance that concluded in 2011.
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
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: November 6, 2018