Form 10-Q
period 2019-03-31
TechnipFMC plc
filed 2019-05-09
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-37983
TechnipFMC plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1283037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One St. Paul’s Churchyard London, United Kingdom	EC4M 8AP
(Address of principal executive offices)	(Zip Code)
+44 203-429-3950
(Registrant’s telephone number, including area code)
________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary shares, $1.00 par value per share	FTI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2019
Ordinary shares, $1.00 par value per share	448,063,138

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as the following:

•	unanticipated changes relating to competitive factors in our industry;

•	demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	potential liabilities arising out of the installation or use of our products;

•	cost overruns related to our fixed price contracts or capital asset construction projects that may affect revenues;

•	our ability to timely deliver our backlog and its effect on our future sales, profitability, and our relationships with our customers;

•	our reliance on subcontractors, suppliers, and joint venture partners in the performance of our contracts;

•	our ability to hire and retain key personnel;

•	piracy risks for our maritime employees and assets;

•	the potential impacts of seasonal and weather conditions;

•	the cumulative loss of major contracts or alliances;

•
U.S. and international laws and regulations, including existing or future environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	disruptions in the political, regulatory, economic, and social conditions of the countries in which we conduct business;

•	risks associated with The Depository Trust Company and Euroclear for clearance services for shares traded on the NYSE and Euronext Paris, respectively;

•	the United Kingdom’s proposed withdrawal from the European Union;

•
risks associated with being an English public limited company, including the need for “distributable profits”, shareholder approval of certain capital structure decisions, and the risk that we may not be able to pay dividends or repurchase shares in accordance with our announced capital allocation plan;

•	compliance with covenants under our debt instruments and conditions in the credit markets;

•	downgrade in the ratings of our debt could restrict our ability to access the debt capital markets;

•	the outcome of uninsured claims and litigation against us;

•	the risks of currency exchange rate fluctuations associated with our international operations;

•	significant merger-related costs;

•	risks related to our acquisition and divestiture activities;

•
failure of our information technology infrastructure or any significant breach of security, including related to cyber attacks, and actual or perceived failure to comply with data security and privacy obligations;

•
risks that the legacy businesses of FMC Technologies, Inc. and Technip S.A. will not be integrated successfully or that the combined company will not realize estimated cost savings, value of certain tax assets, synergies, and growth, or that such benefits may take longer to realize than expected;

•	risks associated with tax liabilities, changes in U.S. federal or international tax laws, or interpretations to which they are subject;

•
the remedial measures to address our material weaknesses could be insufficient or additional issues relating to disclosure controls and procedures or internal control over financial reporting could be identified; and

•	such other risk factors set forth in our filings with the U.S. Securities and Exchange Commission and in our filings with the Autorité des marchés financiers or the U.K. Financial Conduct Authority.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2019	2018
Revenue
Service revenue	$2,051.1	$2,274.0
Product revenue	799.3	801.8
Lease revenue	62.6	49.4
Total revenue	2,913.0	3,125.2

Costs and expenses
Cost of service revenue	1,644.2	1,826.9
Cost of product revenue	721.7	660.4
Cost of lease revenue	46.0	37.3
Selling, general and administrative expense	297.8	303.1
Research and development expense	39.9	41.1
Impairment, restructuring and other expenses (Note 15)	16.5	11.5
Merger transaction and integration costs	12.1	5.6
Total costs and expenses	2,778.2	2,885.9

Other income (expense), net	(26.2)	(25.2)
Income from equity affiliates (Note 10)	13.9	14.0
Income before net interest expense and income taxes	122.5	228.1
Net interest expense	(88.2)	(87.4)
Income before income taxes	34.3	140.7
Provision for income taxes (Note 17)	14.5	49.3
Net income	19.8	91.4
Net loss attributable to noncontrolling interests	1.1	3.7
Net income attributable to TechnipFMC plc	$20.9	$95.1

Earnings per share attributable to TechnipFMC plc (Note 7)
Basic	$0.05	$0.20
Diluted	$0.05	$0.20

Weighted average shares outstanding (Note 7)
Basic	450.1	464.3
Diluted	453.3	465.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net income	$19.8	$91.4
Net gains on foreign currency translation adjustments(a)	20.9	2.4

Net gains (losses) on hedging instruments
Net gain arising during the period	16.0	11.2
Reclassification adjustment for net (gains) losses included in net income	(0.3)	0.2
Net gain on hedging instruments(b)	15.7	11.4

Pension and other post-retirement benefits
Net gains (losses) arising during the period	0.5	(0.4)
Reclassification adjustment for amortization of prior service cost included in net income	0.3	—
Net pension and other postretirement benefits(c)	0.8	(0.4)
Other comprehensive income, net of tax	37.4	13.4
Comprehensive income	57.2	104.8
Comprehensive loss attributable to noncontrolling interest	0.4	2.1
Comprehensive income attributable to TechnipFMC plc	$57.6	$106.9

(a)	Net of income tax (expense) benefit of nil and nil for the three months ended March 31, 2019 and 2018, respectively.

(b)	Net of income tax (expense) benefit of $0.1 and $(3.2) for the three months ended March 31, 2019 and 2018, respectively.

(c)	Net of income tax (expense) benefit of $(0.1) and $0.2 for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$4,965.3	$5,540.0
Trade receivables, net of allowances of $124.7 in 2019 and $119.6 in 2018	2,250.3	2,469.7
Contract assets	1,383.7	1,295.0
Inventories, net (Note 8)	1,315.2	1,251.2
Derivative financial instruments (Note 18)	89.7	95.7
Income taxes receivable	342.7	284.3
Advances paid to suppliers	156.4	189.7
Other current assets (Note 9)	748.8	655.6
Total current assets	11,252.1	11,781.2
Investments in equity affiliates	401.9	394.5
Property, plant and equipment, net of accumulated depreciation of $2,144.1 in 2019 and $2,068.5 in 2018	3,381.9	3,259.8
Operating lease right-of-use assets (Note 4)	1,063.9	—
Goodwill	7,603.4	7,607.6
Intangible assets, net of accumulated amortization of $685.2 in 2019 and $658.1 in 2018	1,156.9	1,176.7
Deferred income taxes	389.6	232.4
Derivative financial instruments (Note 18)	22.9	18.3
Other assets	357.3	314.0
Total assets	$25,629.9	$24,784.5

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 12)	$208.9	$67.4
Operating lease liabilities (Note 4)	308.7	—
Accounts payable, trade	2,464.5	2,600.3
Contract liabilities	4,252.2	4,085.1
Accrued payroll	378.5	394.7
Derivative financial instruments (Note 18)	145.9	138.4
Income taxes payable	161.4	81.9
Other current liabilities (Note 9)	1,708.4	1,771.6
Total current liabilities	9,628.5	9,139.4
Long-term debt, less current portion (Note 12)	3,725.0	4,124.3
Operating lease liabilities (Note 4)	825.2	—
Deferred income taxes	275.8	209.2
Accrued pension and other post-retirement benefits, less current portion	289.3	298.9
Derivative financial instruments (Note 18)	53.0	44.9
Other liabilities	421.0	540.4
Total liabilities	15,217.8	14,357.1
Commitments and contingent liabilities (Note 16)
Mezzanine equity
Redeemable noncontrolling interest (Note 19)	38.5	38.5
Stockholders’ equity (Note 13)
Ordinary shares, $1.00 par value; 618.3 shares and 618.3 shares authorized in 2019 and 2018, respectively; 448.3 shares and 450.5 shares issued and outstanding in 2019 and 2018, respectively; 2.2 and 14.8 shares canceled in 2019 and 2018, respectively	448.3	450.5
Ordinary shares held in employee benefit trust, at cost; nil and 0.1 shares in 2019 and 2018, respectively	—	(2.4)
Capital in excess of par value of ordinary shares	10,169.5	10,197.0
Retained earnings	1,047.9	1,072.2
Accumulated other comprehensive loss	(1,323.0)	(1,359.7)
Total TechnipFMC plc stockholders’ equity	10,342.7	10,357.6
Noncontrolling interests	30.9	31.3
Total equity	10,373.6	10,388.9
Total liabilities and equity	$25,629.9	$24,784.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Three Months Ended
	March 31,
	2019	2018
Cash provided (required) by operating activities
Net income	$19.8	$91.4
Adjustments to reconcile net income (loss) to cash provided (required) by operating activities
Depreciation	88.9	86.4
Amortization	30.5	45.4
Impairments	0.9	0.4
Employee benefit plan and share-based compensation costs	20.9	7.4
Deferred income tax provision (benefit), net	(90.8)	(59.9)
Unrealized loss on derivative instruments and foreign exchange	29.2	7.3
Income from equity affiliates, net of dividends received	(9.9)	(13.2)
Other	72.7	136.0
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	131.8	(522.7)
Inventories, net	(61.5)	(59.7)
Accounts payable, trade	(148.6)	(332.2)
Contract liabilities	186.1	462.0
Income taxes payable (receivable), net	20.8	15.9
Other current assets and liabilities, net	(126.3)	39.7
Other noncurrent assets and liabilities, net	(43.1)	(105.8)
Cash provided (required) by operating activities	121.4	(201.6)

Cash provided (required) by investing activities
Capital expenditures	(178.2)	(53.2)
Payment to acquire debt securities	(59.7)	—
Acquisitions, net of cash acquired	—	(62.0)
Proceeds from sale of assets	0.9	1.8
Other	—	(0.2)
Cash provided (required) by investing activities	(237.0)	(113.6)

Cash required by financing activities
Net increase in short-term debt	114.5	2.4
Net decrease in commercial paper	(450.4)	(117.6)
Proceeds from issuance of long-term debt	96.2	0.5
Repayments of long-term debt	—	(5.3)
Purchase of ordinary shares	(33.0)	(92.6)
Settlements of mandatorily redeemable financial liability	(174.9)	—
Other	—	1.4
Cash required by financing activities	(447.6)	(211.2)
Effect of changes in foreign exchange rates on cash and cash equivalents	(11.5)	9.6
Increase (decrease) in cash and cash equivalents	(574.7)	(516.8)
Cash and cash equivalents, beginning of period	5,540.0	6,737.4
Cash and cash equivalents, end of period	$4,965.3	$6,220.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	$465.1	$(4.8)	$10,483.3	$3,406.0	$(1,003.7)	$21.5	$13,367.4
Adoption of accounting standards (Note 5)	—	—	—	(91.5)	—	0.1	(91.4)
Net income (loss)	—	—	—	95.1	—	(3.7)	91.4
Other comprehensive income	—	—	—	—	11.8	1.6	13.4
Cancellation of treasury shares	(3.0)	—	(67.7)	(21.9)	—	—	(92.6)
Issuance of ordinary shares	0.1	—	—	—	—	—	0.1
Net sales of ordinary shares for employee benefit trust	—	0.8	—	—	—	—	0.8
Cash dividends declared ($0.13 per share)	—	—	—	(60.2)	—	—	(60.2)
Share-based compensation (Note 14)	—	—	12.9	—	—	—	12.9
Other	—	—	0.8	—	—	(2.8)	(2.0)
Balance as of March 31, 2018	$462.2	$(4.0)	$10,429.3	$3,327.5	$(991.9)	$16.7	$13,239.8

Balance as of December 31, 2018	$450.5	$(2.4)	$10,197.0	$1,072.2	$(1,359.7)	$31.3	$10,388.9
Adoption of accounting standards (Note 4)	—	—	—	1.8	—	—	1.8
Net income (loss)	—	—	—	20.9	—	(1.1)	19.8
Other comprehensive income	—	—	—	—	36.7	0.7	37.4
Cancellation of treasury shares	(2.2)	—	(47.9)	—	—	—	(50.1)
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Cash dividends declared ($0.13 per share)	—	—	—	(58.5)	—	—	(58.5)
Share-based compensation (Note 14)	—	—	20.4	—	—	—	20.4
Other	—	—	—	11.5	—	—	11.5
Balance as of March 31, 2019	$448.3	$—	$10,169.5	$1,047.9	$(1,323.0)	$30.9	$10,373.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2018.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments as well as adjustments to our financial position pursuant to a business combination, necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ended December 31, 2019.
Revision of Prior Period Financial Statements - In connection with the preparation of the condensed consolidated financial statements for the three months ended March 31, 2019, we identified errors in our previously issued financial statements related to the classification between service revenue, product revenue and the related cost of sales. The correction had no effect on the reported total revenues, consolidated net income (loss) or stockholders’ equity for any periods previously presented.
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to our consolidated financial statements for any prior annual or interim period. Therefore, amendments of previously filed reports are not required.
In accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, we corrected the errors for the three months ended March 31, 2018 by revising the condensed consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings.

The effects of the revision on our condensed consolidated statements of income for the three months ended March 31, 2018 are as follows:

	Three Months Ended
	March 31, 2018
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised
Revenue
Service revenue	$2,427.4	$(153.4)	$2,274.0
Product revenue	648.4	153.4	801.8
Total revenue	3,125.2	—	3,125.2

Costs and expenses
Cost of service revenue	1,952.5	(125.6)	1,826.9
Cost of product revenue	534.8	125.6	660.4
Total costs and expenses	2,885.9	—	2,885.9

Net income attributable to TechnipFMC plc	$95.1	$—	$95.1

Earnings per share attributable to TechnipFMC plc (Note 7)
Basic	$0.20	$—	$0.20
Diluted	$0.20	$—	$0.20

Weighted average shares outstanding (Note 7)
Basic	464.3	—	464.3
Diluted	465.7	—	465.7

Leases – The majority of our leases are operating leases. We account for leases in accordance with ASC Topic 842, Leases, which we adopted on January 1, 2019 using the modified retrospective method. Refer to Note 4 for further discussion of the adoption, including the impact on our 2019 financial statements.
Reclassifications – Certain prior-year amounts have been reclassified to conform to the current year’s presentation.
NOTE 2. BUSINESS COMBINATION TRANSACTIONS
In February 2018, we signed an agreement with the Island Offshore Group to acquire a 51% stake in Island Offshore’s wholly-owned subsidiary, Island Offshore Subsea AS. Island Offshore Subsea AS provides riserless light well intervention (“RLWI”) project management and engineering services for plug and abandonment (“P&A”), riserless coiled tubing, and well completion operations. In connection with the acquisition of the controlling interest, TechnipFMC and Island Offshore entered into a strategic cooperation agreement to deliver RLWI services on a global basis, which also include TechnipFMC’s RLWI capabilities. Island Offshore Subsea AS has been rebranded to TIOS and is now the operating unit for TechnipFMC’s RLWI activities worldwide. The acquisition was completed for total cash consideration of $42.4 million. As a result of the acquisition, we recorded redeemable financial liability equal to the fair value of a written put option and we increased goodwill by $85.0 million.
Additional acquisitions during the three months ended March 31, 2018 totaled $19.6 million in consideration paid. There were no acquisitions during three months ended March 31, 2019.
NOTE 3. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
Effective January 1, 2019, we adopted (1) Accounting Standards Update (“ASU”) No. “2016-02, Leases (Topic 842).”, (2) ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” (3) ASU 2018-10, “Codification Improvements to Topic 842, Lease.”, (4) ASU 2018-20, “Narrow-scope Improvements for Lessors.”, (5) ASU 2018-11, “Leases (Topic 842): Targeted Improvements.”, (6) ASU No. 2019-01, “Leases

(Topic 842) —Codification Improvements.”. These updates require lessees to recognize a right-of-use (“ROU”) asset and a lease liability for virtually all of their leases. See Note 4 to our condensed consolidated financial statements of this Quarterly Report for more information.
Effective January 1, 2019, we adopted ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This update improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required to be adopted prospectively. The adoption of this update did not have an impact on our consolidated financial statements.
Effective January 1, 2019, we adopted ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI).” This update provides an option to reclassify stranded tax effects with AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires financial statement disclosures that indicate a description of the accounting policy for releasing income tax effects from AOCI; whether there is an election to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act and information about the other income tax effects are reclassified. These amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The adoption of this update did not have an impact on our consolidated financial statements.
Effective January 1, 2019, we adopted ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This update expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. The amendments in this update also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. The adoption of this update did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards under GAAP
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The updated guidance applies to (1) loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, (2) loan commitments and other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income and (iv) beneficial interests in securitized financial assets. The amendments in this ASU are effective for us on January 1, 2020 and are required to be adopted on a modified retrospective basis. Early adoption is not permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The amendments in this ASU are effective for us January 1, 2021. Early adoption is permitted. The amendments in this update are required to be adopted retrospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” This update requires that the implementation costs incurred in a cloud computing arrangement that is a service contract are deferred if they would be capitalized based on the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for us January 1, 2020. Early adoption is permitted. The amendments in this update are required to be adopted either retrospectively or prospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) -Clarifying the Interaction between Topic 808 and Topic 606.” This update clarifies the interaction between the guidance for certain collaborative arrangements and the Revenue Recognition financial accounting and reporting standard. The amendments in this ASU are effective for us January 1, 2020. Early adoption is permitted. The amendments in this update are required to be adopted retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In April 2019, the FASB issued ASU No. 2019-14, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The update clarifies and improves areas of guidance related to the recently issued standards including (1) ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.”, (2) ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”, and (3) ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”. The amendments in this ASU are effective for us January 1, 2020. Early adoption is permitted. The amendments in this update to ASU No. 2016-01 and No. 2016-13 are required to be adopted on a modified retrospective basis. The amendments in this update to ASU No. 2017-12 are required to be adopted either retrospectively or prospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.
NOTE 4. LEASES
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees are required to recognize a right-of-use (“ROU”) asset and a lease liability for all outstanding leases excluding short-term leases. The liability is equal to the present value of the remaining lease payments. The ROU asset is based on the liability, subject to certain adjustments (e.g., initial direct costs, payments made by the lessee prior to lease commencement and any lessor incentives). For income statement purposes, lessees are required to classify leases as either operating or finance leases. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. Lessor accounting is largely unchanged but has been updated to align with certain changes to the lessee model and the new revenue recognition standard.

Topic 842 was subsequently amended to provide practical expedient for transition and targeted improvements to the new lease standard. The FASB issued in March 2019, ASU 2019-01, “Leases (Topic 842): Codification Improvements” to clarify certain transition disclosure requirements. The Company adopted the new lease standard as of January 1, 2019, using a modified retrospective transition method and applying the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings in the period of adoption. In our first annual period after adoption, the year ending December 31, 2019, the comparative periods will not be restated and will be presented under legacy lease accounting guidance in effect for those periods, Topic 840.
The new standard provides a number of practical expedients specific to transition. We have elected the “package of practical expedients”, which permits us not to reassess (1) whether any expired or existing arrangements are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date.
The new standard also provides practical expedients for an entity’s ongoing accounting, including a practical expedient which allows lessees and lessors to elect to not separate lease and non-lease components. We have elected the practical expedient available for lessees to not separate lease and non-lease components for all asset classes other than vessels, which typically include significant non-lease components. We have elected the practical expedient available for lessors to not separate lease and non-lease components for vessels. The Company also elected not to recognize right of use assets and lease liabilities on the balance sheet for short-term leases, which have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Lease cost of short-term leases are recognized on a straight-line basis over the lease term and disclosed within our financial statements. We believe short-term lease commitments are not materially different than the short-term lease cost for the period.
Adoption of the new lease accounting guidance had a material impact on our consolidated balance sheets but did not have a material impact on our consolidated income statements. We recognized on January 1, 2019, (1) a lease liability of approximately $1,189.6 million which represents the present value of the remaining lease payments, discounted using the Company’s applicable weighted average incremental borrowing rates, and (2) an ROU asset of approximately $1,115.5 million which represents the lease liability of $1,189.6 million adjusted for accrued and prepaid rent, lease incentives, and other balances. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to increase retained earnings by approximately $1.8 million.
In connection with the adoption of the new lease standard, we corrected our balance sheet as of January 1, 2016 to include an additional $42.0 million of liabilities of which $5.0 million and $37.0 million was other current liabilities and other liabilities, respectively, with a corresponding decrease in retained earnings to reflect additional rent expense which was not historically recorded prior to fiscal 2016. Accordingly, the revised other current liabilities, other liabilities, and retained earnings balances as of January 1, 2016 were $1,422.6 million, $395.0 million, and $3,231.4 million, respectively. These historical errors are not material to any prior interim or annual financial statements.

Lessee Arrangements
We lease real estate, including land, buildings and warehouses, machinery/equipment, vessels, vehicles, and various types of manufacturing and data processing equipment, from a lessee perspective. Leases of real estate generally provide for payment of property taxes, insurance, and repairs by us. Substantially all our leases are classified as operating leases.
We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if we have the right to control the use of the identified asset. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities (current), and Operating lease liabilities (non-current) on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term. With the exception of rare cases in which the implicit rate is readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Operating lease right-of-use assets also includes any lease prepayments made and excludes lease incentives we received from the lessor. Lease cost for lease payments is recognized on a straight-line basis over the lease term. Several of our leases provide for certain guarantees of residual value. We estimate and include in the determination of lease payments any amount probable of being owed under these residual value guarantees. Our leases do not contain any material restrictive covenants.
Lease terms within our lessee arrangements may include options to extend/renew or terminate the lease and/or purchase the underlying asset when it is reasonably certain that we will exercise that option. The Company applies a portfolio approach by asset class to determine lease term renewals. The leases within these portfolios are categorized by asset class and have initial lease terms that vary depending on the asset class. The renewal terms range from 60 days to 5 years for asset classes such as temporary residential housing, forklifts, vehicles, vessels, office and IT equipment, and tool rentals, and up to 15 years or more for commercial real estate. Short-term leases with an initial term of 12 months or less that do not include a purchase option are not recorded on the balance sheet. Lease costs for short-term leases are recognized on a straight-line basis over the lease term and amounts related to short-term leases are disclosed within our financial statements.
The Company has variable lease payments, including adjustments to lease payments based on an index or rate (such as the Consumer Price Index), fair value adjustments to lease payments, and common area maintenance, real estate taxes, and insurance payments in triple-net real estate leases. Variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are included when measuring consideration within our lease arrangements using the payments’ base rate or index. Variable payments that do not depend on an index or rate are recognized in profit or loss and are disclosed as ‘variable lease cost’ in the period they are incurred.
We adopted the practical expedient to not separate lease and non-lease components for all asset classes except for vessels, which have significant non-lease components.
The Company currently subleases certain of its leased real estate and vessels to third parties. It is expected that most subleases will be classified as operating leases by the sublessor under GAAP.
The following table is a summary of the Company’s components of net lease cost for the three months ended March 31, 2019:

Three Months Ended
(In millions)	March 31, 2019
Operating lease cost including variable costs	$91.4
Short-term lease costs	5.5
Less: sublease income	2.3
Net lease cost	$94.6
Supplemental cash flow information related to leases for the three months ended March 31, 2019 is as follows:

Three Months Ended
(In millions)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$86.4

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$21.7

Supplemental balance sheet information related to leases as of March 31, 2019 is as follows:

(In millions, except lease term and discount rate)	March 31, 2019
Weighted average remaining lease term
Operating leases	7.3 years

Weighted average discount rate
Operating leases	4.3%
The following table is a summary of the maturity of lease liabilities under operating leases as of March 31, 2019:

(in millions)	Operating Leases
2019	$361.7
2020	271.1
2021	144.7
2022	106.7
2023	85.3
Thereafter	412.5
Total lease payments	1,382.0
Less: Imputed interest (a)	248.1
Total lease liabilities (b)	$1,133.9
Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Calculated using the interest rate for each lease.

(b)	Includes the current portion of $308.7 million for operating leases.
At December 31, 2018, future minimum rental payments under noncancellable operating leases under ASC Topic 840 were:

(In millions)
2019	$329.8
2020	286.1
2021	192.3
2022	123.8
2023	102.1
Thereafter	485.6
Total lease payment	1,519.7
Less income from sub-leases	25.6
Net minimum operating lease payments	$1,494.1
As of March 31, 2019, we have additional operating leases, primarily for our future office building in Paris, France, that have not yet commenced of $236.2 million. These operating leases will commence in fiscal year 2021 with lease terms of 9 years to 10 years.

Lessor Arrangements
We lease real estate including land, buildings and warehouses, machinery/equipment, and vessels from a lessor perspective. We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if the customer has the right to control the use of the identified asset. We use our implicit rate for our lessor arrangements. We have elected the practical expedient available for lessors to not separate lease and non-lease components for vessels. If the non-lease component is predominant in our contracts, we account for the contracts under the revenue recognition guidance in ASC 606. If the lease component is predominant in our contracts, we account for the contracts under the lease guidance in ASC 842. We estimate the amount we expect to derive from the underlying asset following the end of the lease term based on remaining economic life. Our lessor arrangements generally do not include any residual value guarantees. We recognize lessee payments or lessor costs such as taxes and insurance on a net basis when the lessee pays those costs directly to a third party or when the amount paid by the lessee is not readily determinable.
The following table is a summary of the Company’s components of lease revenue for the three months ended March 31, 2019:

Three Months Ended
(In millions)	March 31, 2019
Operating lease revenue including variable revenue	$62.6
The following table is a summary of the maturity analysis of the undiscounted cash flows to be received on an annual basis for each of the first five years, and a total of the amounts for the remaining years.

(in millions)	Operating Leases
2019	$49.8
2020	20.2
2021	21.1
2022	22.3
2023	9.2
Thereafter	—
Total undiscounted cash flows	$122.6
NOTE 5. REVENUE
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

The following tables present products and services revenue by geography for each reportable segment for the three months ended March 31, 2019 and 2018:

	Reportable Segments
	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea	Onshore/ Offshore	Surface Technologies
Europe, Russia, Central Asia	$399.6	$641.6	$55.8	$305.5	$1,000.9	$48.2
America	377.1	160.4	193.2	450.6	72.7	207.5
Asia Pacific	99.7	301.9	45.0	112.0	295.3	22.1
Africa	145.8	60.4	11.3	279.8	70.6	15.7
Middle East	135.2	170.8	52.6	6.5	133.9	54.5
Total products and services revenue	$1,157.4	$1,335.1	$357.9	$1,154.4	$1,573.4	$348.0
The following tables represent revenue by contract type for each reportable segment for the three months ended March 31, 2019 and 2018:

	Reportable Segments
	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea(b)	Onshore/ Offshore	Surface Technologies
Services	$645.6	$1,335.1	$70.4	$652.9	$1,573.4	$47.7
Products	511.8	—	287.5	501.5	—	300.3
Total products and services revenue	1,157.4	1,335.1	357.9	1,154.4	1,573.4	348.0
Lease(a)	27.9	—	34.7	25.8	—	23.6
Total revenue	$1,185.3	$1,335.1	$392.6	$1,180.2	$1,573.4	$371.6

(a)	Represents revenue not subject to ASC Topic 606. See Note 4 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to lease revenue.

(b)
We revised the condensed consolidated statement of operations to correct the classification of service revenue and product revenue in the amount of $153.4 million for three months ended March 31, 2018. See Note 1 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the revision.

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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.

The following table provides information about net contract assets (liabilities) as of March 31, 2019 and December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018	$ change	% change
Contract assets	$1,383.7	$1,295.0	$88.7	6.8
Contract (liabilities)	(4,252.2)	(4,085.1)	(167.1)	(4.1)
Net contract assets (liabilities)	$(2,868.5)	$(2,790.1)	$(78.4)	(2.8)
The increase in our contract assets from December 31, 2018 to March 31, 2019 was primarily due to the timing of milestone payments.
The increase in our contract liabilities was primarily due to cash received, excluding amounts recognized as revenue during the period.
In order to determine revenue recognized in the period from contract liabilities, we allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Revenue recognized for the three months ended March 31, 2019 and 2018 that were included in the contract liabilities balance at December 31, 2018 and 2017 was $867.2 million and $836.3 million, respectively.
In addition, revenue recognized for the three months ended March 31, 2019 and 2018 from our performance obligations satisfied in previous periods had a favorable impact of $167.7 million and a favorable impact of $186.3 million, respectively. This primarily relates to changes in the estimated costs to complete certain projects.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration, and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of March 31, 2019, the aggregate amount of the transaction price allocated to order backlog was $17,777.6 million. The Company expects to recognize revenue on approximately 45.6% of the order backlog through 2019 and 54.4% thereafter.
The following table details the RUPO for each business segment as of March 31, 2019:

(In millions)	2019	2020	Thereafter
Subsea	$3,387.1	$2,480.3	$1,609.9
Onshore/Offshore	4,299.4	3,252.3	2,311.0
Surface Technologies	417.6	20.0	—
Total remaining unsatisfied performance obligations	$8,104.1	$5,752.6	$3,920.9
NOTE 6. BUSINESS SEGMENTS
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
We report the results of operations in the following segments:

•
Subsea - manufactures and designs products and systems, performs engineering, procurement and project management, and provides services used by oil and gas companies involved in offshore exploration and production of crude oil and natural gas.

•
Onshore/Offshore - designs and builds onshore facilities related to the production, treatment, transformation, and transportation of oil and gas; and designs, manufactures, and installs fixed and floating platforms for the production and processing of oil and gas reserves.

•
Surface Technologies - designs and manufactures systems and provides services used by oil and gas companies involved in land and shallow water exploration and production of crude oil and natural gas; designs, manufactures, and supplies technologically advanced high-pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services.

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
Segment revenue and segment operating profit were as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Segment revenue
Subsea	$1,185.3	$1,180.2
Onshore/Offshore	1,335.1	1,573.4
Surface Technologies	392.6	371.6
Total revenue	$2,913.0	$3,125.2

Segment operating profit (loss)
Subsea	$49.9	$54.4
Onshore/Offshore	155.7	202.9
Surface Technologies	10.5	30.6
Total segment operating profit	216.1	287.9

Corporate items
Corporate expense(a)	(93.6)	(59.8)
Net interest expense	(88.2)	(87.4)
Total corporate items	(181.8)	(147.2)
Income before income taxes(b)	$34.3	$140.7

(a)
Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger transaction and integration expenses.

(b)	Includes amounts attributable to noncontrolling interests.

Segment assets were as follows:

(In millions)	March 31, 2019	December 31, 2018
Segment assets
Subsea	$12,085.7	$11,037.8
Onshore/Offshore	4,202.8	4,355.2
Surface Technologies	2,963.3	2,825.6
Intercompany eliminations	(26.4)	(26.4)
Total segment assets	19,225.4	18,192.2
Corporate (a)	6,404.5	6,592.3
Total assets	$25,629.9	$24,784.5

(a)
Corporate includes cash, LIFO adjustments, deferred income tax balances, legal provisions, property, plant and equipment not associated with a specific segment, pension assets, and the fair value of derivative financial instruments.

NOTE 7. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2019	2018
Net income attributable to TechnipFMC plc	$20.9	$95.1

Weighted average number of shares outstanding	450.1	464.3
Dilutive effect of restricted stock units	1.0	—
Dilutive effect of stock options	—	0.1
Dilutive effect of performance shares	2.2	1.3
Total shares and dilutive securities	453.3	465.7

Basic earnings per share attributable to TechnipFMC plc	$0.05	$0.20
Diluted earnings per share attributable to TechnipFMC plc	$0.05	$0.20
NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2019	December 31, 2018
Raw materials	$357.0	$366.4
Work in process	184.2	146.4
Finished goods	774.0	738.4
Inventories, net	$1,315.2	$1,251.2

NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	March 31, 2019	December 31, 2018
Value-added tax receivables	$379.6	$305.8
Prepaid expenses	88.3	91.3
Other taxes receivables	82.5	85.0
Sundry receivables	76.4	87.0
Available-for-sale debt securities	19.7	—
Asset held for sale	13.8	9.6
Other	88.5	76.9
Total other current assets	$748.8	$655.6
Other current liabilities consisted of the following:

(In millions)	March 31, 2019	December 31, 2018
Legal provisions	$421.3	$418.2
Warranty accruals and project contingencies	363.9	418.2
Value added tax and other taxes payable	225.2	214.3
Redeemable financial liability	134.6	173.0
Social security liability	116.9	112.3
Provisions	89.8	135.5
Dividend payable	58.4	—
Compensation accrual	44.0	87.3
Liabilities held for sale	20.4	16.2
Current portion of accrued pension and other post-retirement benefits	13.7	14.0
Other accrued liabilities	220.2	182.6
Total other current liabilities	$1,708.4	$1,771.6
NOTE 10. EQUITY METHOD INVESTMENTS
Our income (loss) from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Subsea	$15.1	$16.6
Onshore/Offshore	(1.2)	(2.6)
Income from equity affiliates	$13.9	$14.0

NOTE 11. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows:
Trade receivables consisted of receivables due from following related parties:

(In millions)	March 31, 2019	December 31, 2018
TTSJV W.L.L.	$46.0	$—
TP JGC Coral France SNC	45.4	31.6
Technip Odebrecht PLSV CV	12.5	10.9
Anadarko Petroleum Company	9.6	4.9
Others	10.0	14.3
Total trade receivables	$123.5	$61.7
TP JGC Coral France SNC, TTSJV WLL and Technip Odebrecht PLSV CV are equity method affiliates. A member of our Board of Directors serves on the Board of Directors of Anadarko Petroleum Company.
Trade payables consisted of payables due to following related parties:

(In millions)	March 31, 2019	December 31, 2018
JGC Corporation	$28.8	$69.5
Chiyoda	28.7	70.0
IFP Energies nouvelles	1.1	2.4
Magma Global Limited	0.6	0.6
Dofcon Navegacao	0.2	2.5
Anadarko Petroleum Company	—	0.7
Others	1.4	2.9
Total trade payables	$60.8	$148.6
Dofcon Navegacao and Magma Global Limited are equity affiliates. JGC Corporation and Chiyoda are joint venture partners on our Yamal project. A member of our Board of Directors is an executive officer of IFP Energies nouvelles.
Additionally, we have note receivables balance includes $121.8 million and $130.0 million at March 31, 2019 and December 31, 2018, respectively. The note receivables balance includes $121.3 million and $119.9 million with Dofcon Brasil AS at March 31, 2019 and December 31, 2018, respectively. Dofcon Brasil AS is a variable interest entity and accounted for as an equity method affiliate. These are included in other noncurrent assets on our consolidated balance sheets. Magma Global Limited is a equity affiliate.
Revenue consisted of amount from following related parties:

	Three Months Ended
	March 31,
(In millions)	2019	2018
TTSJV W.L.L.	$52.8	$—
Anadarko Petroleum Company	44.5	50.3
TP JGC Coral France SNC	26.7	28.2
Dofcon Navegacao	4.1	—
Others	11.4	14.0
Total revenue	$139.5	$92.5

Expenses consisted of amount to following related parties:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Serimax Holdings SAS	$17.5	$—
JGC Corporation	14.3	15.1
Chiyoda	14.2	7.7
Magma Global Limited	1.9	—
IFP Energies nouvelles	1.0	1.1
Others	3.8	2.3
Total expenses	$52.7	$26.2
Serimax Holdings SAS is an equity affiliate.

NOTE 12. DEBT
Long-term debt consisted of the following:

(In millions)	March 31, 2019	December 31, 2018
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	1,456.7	1,916.1
Synthetic bonds due 2021	484.7	490.9
3.45% Senior Notes due 2022	500.0	500.0
5.00% 2010 Private placement notes due 2020	224.7	229.0
3.40% 2012 Private placement notes due 2022	168.5	171.8
3.15% 2013 Private placement notes due 2023	146.0	148.9
3.15% 2013 Private placement notes due 2023	140.4	143.1
4.00% 2012 Private placement notes due 2027	84.2	85.9
4.00% 2012 Private placement notes due 2032	112.3	114.5
3.75% 2013 Private placement notes due 2033	112.3	114.5
Bank borrowings	478.7	265.2
Other	36.1	23.2
Unamortized issuing fees	(10.7)	(11.4)
Total debt	3,933.9	4,191.7
Less: current borrowings	208.9	67.4
Long-term debt	$3,725.0	$4,124.3
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

Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our revolving facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the consolidated balance sheets as of March 31, 2019 and December 31, 2018. Commercial paper borrowings are issued at market interest rates. As of March 31, 2019, our commercial paper borrowings had a weighted average interest rate of 2.89% on the U.S. dollar denominated borrowings and (0.22)% on the Euro denominated borrowings.
Bank borrowings - In January 2019, we executed a sale-leaseback transaction to finance the purchase of a deepwater dive support vessel, Deep Discoverer (the “Vessel”) for the full transaction price of $116.8 million. The sale-leaseback agreement (“Charter”) was entered into with a French joint-stock company, owned by Credit Industrial et Commercial (“CIC”) which was formed for the sole purpose to purchase and act as the lessor of the Vessel. It is a variable interest entity, which is fully consolidated in our condensed consolidated financial statements. The transaction was funded through debt of $96.2 million which is primarily long-term, expiring on January 8, 2031.

NOTE 13. STOCKHOLDERS’ EQUITY
There were no cash dividends paid during the three months ended March 31, 2019 and 2018. However, the dividends declared on February 19, 2019 and February 20, 2018 were subsequently paid on April 3, 2019 and April 4, 2018.
As an English public limited company, we are required under U.K. law to have available “distributable reserves” to conduct share repurchases or pay dividends to shareholders. Distributable reserves are a statutory requirement and are not linked to a GAAP reported amount (e.g., retained earnings). The declaration and payment of dividends require the authorization of our Board of Directors, provided that such dividends on issued share capital may be paid only out of our “distributable reserves” on our statutory balance sheet. Therefore, we are not permitted to pay dividends out of share capital, which includes share premium.
In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300.0 million for the purchase of ordinary shares. We repurchased 2.2 million of ordinary shares for a total consideration of $50.1 million during the three months ended March 31, 2019 under our authorized share repurchase program. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss attributable to Noncontrolling interest
December 31, 2018	$(1,234.4)	$(32.9)	$(92.4)	$(1,359.7)	$(4.0)
Other comprehensive income (loss) before reclassifications, net of tax	20.2	16.0	0.5	36.7	0.7
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	(0.3)	0.3	—	—
Other comprehensive income (loss), net of tax	20.2	15.7	0.8	36.7	0.7
March 31, 2019	$(1,214.2)	$(17.2)	$(91.6)	$(1,323.0)	$(3.3)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$0.7	$2.5	Revenue
	2.6	1.6	Cost of sales
	0.1	0.1	Selling, general and administrative expense
	(2.4)	(4.6)	Other income (expense), net
	1.0	(0.4)	Income (loss) before income taxes
	0.7	(0.2)	Provision for income taxes (Note 17)
	$0.3	$(0.2)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	(0.4)	—	(a)
	(0.4)	—	Income (loss) before income taxes
	(0.1)	—	Provision for income taxes (Note 17)
	$(0.3)	$—	Net income (loss)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

NOTE 14. SHARE-BASED COMPENSATION
Under the TechnipFMC plc Incentive Award Plan (the “Plan”), we grant certain incentives and awards to officers, employees, non-employee directors and consultants of TechnipFMC and its subsidiaries. Awards may include share options, share appreciation rights, performance stock units, restricted stock units, restricted shares or other awards authorized under the Plan. Under the Plan, 24.1 million ordinary shares were authorized for awards.
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for nonvested share options and time-based and performance-based restricted stock units was $20.4 million and $12.9 million for the three months ended March 31, 2019 and 2018, respectively.
NOTE 15. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Subsea	$2.3	$3.1
Onshore/Offshore	3.8	3.5
Surface Technologies	1.5	2.4
Corporate and other	8.9	2.5
Total impairment, restructuring and other expenses	$16.5	$11.5
Restructuring charges during the three months ended March 31, 2019 and 2018 primarily consisted of employee and executive severance related costs.

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES
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
Guarantees consisted of the following:

(In millions)	March 31, 2019	December 31, 2018
Financial guarantees(a)	$738.4	$750.4
Performance guarantees(b)	4,166.5	4,047.6
Maximum potential undiscounted payments	$4,904.9	$4,798.0

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
We have been informed that these authorities in Brazil, the U.S. and France have been coordinating their investigations, which could result in a global resolution. These matters progressed to a point where a probable estimate of the aggregate settlement amount with all authorities is $280.0 million for which we took a provision in the fourth quarter and year ended December 31, 2018. As we continue to progress our discussions of these matters with the authorities towards resolution, the amount of an aggregate settlement with all authorities could exceed the provision we have taken.
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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at March 31, 2019 and December 31, 2018, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.
NOTE 17. INCOME TAXES
Our provision for income taxes for the three months ended March 31, 2019 and 2018 reflected effective tax rates of 42.2% and 35.0%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance and unfavorable changes in forecasted earnings mix, offset in part by a recognized tax benefit related to the release of a valuation allowance previously recorded against certain deferred tax assets in Brazil. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At March 31, 2019, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	724.0	813.3
Norwegian krone	2,036.5	236.8
Brazilian real	665.7	170.8
British pound	106.8	139.9
Australian dollar	144.3	102.4
Malaysian ringgit	337.9	82.7
Singapore dollar	80.5	59.4
Japanese yen	5,986.0	54.0
Mexican peso	(310.0)	(16.1)
Canadian dollar	(81.5)	(61.0)
U.S. dollar	(1,790.8)	(1,790.8)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2019, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(32.5)	(8.3)
Euro	0.9	1.0
Norwegian krone	(9.1)	(1.1)
U.S. dollar	7.5	7.5
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 19 to our condensed consolidated financial statements of this Quarterly Report for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	March 31, 2019		December 31, 2018
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$75.5	$130.4	$83.8	$127.7
Long-term - Derivative financial instruments	10.4	40.5	9.0	35.6
Total derivatives designated as hedging instruments	85.9	170.9	92.8	163.3
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	14.2	15.5	11.9	10.7
Long-term - Derivative financial instruments	—	—	0.1	0.1
Total derivatives not designated as hedging instruments	14.2	15.5	12.0	10.8
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	12.5	—	9.2	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	12.5	—	9.2
Total derivatives	$112.6	$198.9	$114.0	$183.3
Cash flow derivative hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $17.2 million and $33.0 million at March 31, 2019 and December 31, 2018, respectively. We expect to transfer an approximately $7.8 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2023.
The following tables present the location of gains (losses) on the consolidated statements of other comprehensive income and/or the consolidated statements of income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended
	March 31,
(In millions)	2019	2018
Foreign exchange contracts	$16.6	$14.2

The following represents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the three months ended March 31, 2019 and 2018:

(In millions)	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income	0.7	2.6	0.1	(2.4)	2.5	1.6	0.1	(4.6)
Amounts excluded from effectiveness testing	(0.3)	(4.1)	—	(9.6)	0.5	(1.1)	—	2.5
Total cash flow hedge gain (loss) recognized in income	0.4	(1.5)	0.1	(12.0)	3.0	0.5	0.1	(2.1)
Total hedge gain (loss) recognized in income	$0.4	$(1.5)	$0.1	$(10.7)	$3.0	$0.5	$0.1	$0.8

Gain (loss) recognized in income on derivatives not designated as hedging instruments	$(1.0)	$—	$—	$(3.3)	$0.3	$0.1	$—	$(13.4)
Total	$(0.6)	$(1.5)	$0.1	$(14.0)	$3.3	$0.6	$0.1	$(12.6)
Balance Sheet Offsetting - We execute derivative contracts only with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2019 and December 31, 2018, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2019			December 31, 2018
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$112.6	$(105.7)	$6.9	$114.0	$(105.9)	$8.1
Derivative liabilities	$198.9	$(105.7)	$93.2	$183.3	$(105.9)	$77.4

NOTE 19. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2019				December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities(a)	$53.7	$53.7	$—	$—	$40.4	$40.4	$—	$—
Money market fund	1.6	—	1.6	—	1.6	—	1.6	—
Stable value fund(b)	0.5	—	—	—	0.5	—	—	—
Available-for-sale debt securities	19.7	19.7	—	—	—	—	—	—
Held-to-maturity debt securities	60.0	—	60.0	—	20.0	—	20.0	—
Derivative financial instruments
Synthetic bonds - call option premium	12.5	—	12.5	—	9.2	—	9.2	—
Foreign exchange contracts	100.1	—	100.1	—	104.8	—	104.8	—
Asset held for sale	13.8	—	—	13.8	9.6	—	—	9.6
Total assets	$261.9	$73.4	$174.2	$13.8	$186.1	$40.4	$135.6	$9.6
Liabilities
Redeemable financial liability	$318.3	$—	$—	$318.3	$408.5	$—	$—	$408.5
Derivative financial instruments
Synthetic bonds - embedded derivatives	12.5	—	12.5	—	9.2	—	9.2	—
Foreign exchange contracts	186.4	—	186.4	—	174.1	—	174.1	—
Liabilities held for sale	20.4	—	—	20.4	16.2	—	—	16.2
Total liabilities	$537.6	$—	$198.9	$338.7	$608.0	$—	$183.3	$424.7

(a)	Includes fixed income and other investments measured at fair value.

(b)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Equity securities and Available-for-sale debt securities - The fair value measurement of our traded securities and Available-for-sale securities is based on quoted prices that we have the ability to access in public markets.
Stable value fund and Money market fund - Stable value fund and money market fund are valued at the net asset value of the shares held at the end of the quarter, which is based on the fair value of the underlying investments using information reported by our investment advisor at quarter-end.
Held-to-maturity debt securities - held-to-maturity debt securities consist of government bonds. These investments are stated at amortized cost, which approximates fair value.
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

A mandatorily redeemable financial liability of $408.5 million was recognized as of December 31, 2018 to account for the fair value of the non-controlling interests. During the three months ended March 31, 2019 and 2018, we revalued the liability to reflect current expectations about the obligation, which resulted in the recognition of a loss of $84.7 million and $71.2 million, respectively. See Note 9 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the short-term portion of the mandatorily redeemable financial liability.
A decrease of one percentage point in the discount rate would have increased the liability by $4.3 million as of March 31, 2019. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.
Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and is presented below:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Balance at beginning of period	$408.5	$312.0
Less: Gains (losses) recognized in net interest expense	(84.7)	(71.2)
Less: Settlements	174.9	—
Balance at end of period	$318.3	$383.2
Redeemable noncontrolling interest - In the first quarter of 2018, we acquired a 51% share in Island Offshore. The noncontrolling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement. As of March 31, 2019, the fair value of our redeemable noncontrolling interest was $38.5 million. See Note 2 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the acquisition.
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
See Note 18 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to derivative financial instruments.
Other fair value disclosures
Fair value of debt - The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of March 31, 2019 was $1,962.2 million and $2,122.0 million, respectively. The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of December 31, 2018 were $1,998.6 million and $2,109.7 million.
Other fair value disclosures - The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OUTLOOK
Overall Outlook - The price of crude oil has been on a gradual upward trend since the cyclical trough experienced in early 2016, although with continued price volatility. The sustainability of the price recovery and business activity levels is dependent on several variables, including geopolitical stability, OPEC’s actions to regulate its production capacity, changes in demand patterns, and international sanctions and tariffs. However, as long-term demand is forecast to rise and base production continues to naturally decline, we believe the macroeconomic backdrop will provide our customers with greater confidence to increase their investments in new sources of oil and natural gas production.
Subsea - The impact of the crude oil price decline earlier this decade and the subsequent low price environment led many of our customers to reduce their capital spending plans and defer new offshore projects. During this period, we lowered our cost base through reductions in both workforce and physical manufacturing capacity. These actions led to improved cost efficiency and helped mitigate some of the negative impacts to our operating profit caused by the lower activity and reduced pricing. However, we remain committed to further developing and investing in our people and assets to ensure we have the core competencies and capabilities necessary for continued success during the market recovery.
Our lowered cost base combined with the aggressive cost reductions taken by our customers has caused project economics to improve. Many current and future offshore projects are deemed to be economic at prices below those experienced in the first quarter. While customer investment decisions can be delayed for a variety of reasons, we continue to work closely with our customers through early engagement in front end engineering and design (FEED) studies and the use of our unique integrated approach to subsea development (iEPCI™) to allow more project final investment decisions through the cycle. iEPCI™ can support clients’ initiatives to improve subsea project economics by helping to reduce cost and accelerate time to first oil. In the long term, we continue to believe that offshore and deepwater developments will remain a significant part of our customers’ portfolios.
The outlook for the subsea industry continues to improve. We remain encouraged by the increased level of client engagement and project tendering. We have experienced growth in both the volume and value of subsea projects that have the potential for sanctioning over the intermediate term. Increased activity will also benefit the industry’s underutilized manufacturing and vessel capacity that has contributed to the pricing pressure.
Onshore/Offshore - Onshore market activity continues to provide a tangible set of opportunities, particularly for natural gas monetization projects, as natural gas continues to take a larger share of global energy demand. Market conditions for liquefied natural gas (“LNG”) have improved as rising demand continues to rebalance an oversupplied market. This is driving an improved outlook for our business, and we see potential for significant new liquefaction and regasification capacity to be sanctioned in the near and intermediate term. As an industry leader, we are well positioned for this growth and are actively pursuing several opportunities. We are engaged in LNG FEED studies across multiple geographies. These FEED studies provide a platform for early engagement with clients and can significantly de-risk project execution while also supporting our pursuit of the engineering, procurement and construction (“EPC”) contract. Additionally, we continue to selectively pursue refining, petrochemical, and fertilizer project opportunities in the Middle East, Africa, Asia, and North American markets.
Surface Technologies - After a period of rapid growth, the North America unconventional market is undergoing near-term volatility. Completions activity was reduced in the second half of 2018, stemming from pipeline take-away capacity constraints and exhaustion of operator capital budgets for exploration and production. Hydraulic fracturing activity slowed, particularly in the Permian basin.
North American activity declined further in the first quarter of 2019, extending into both drilling and completions-related activities. Reduced operator spending has also negatively impacted pricing as the market adjusts to the excess product and service supply created by the lower activity. Despite the near-term volatility, we are continuing to introduce new, innovative commercial models in North America. Activity in our Surface Technologies business outside of North America has been more resilient. We expect activity to increase in 2019, although several markets continue to experience pressure from competitive pricing.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended
	March 31,		Change
(In millions, except %)	2019	2018	$	%
Revenue	$2,913.0	$3,125.2	(212.2)	(6.8)

Costs and expenses
Cost of sales	2,411.9	2,524.6	(112.7)	(4.5)
Selling, general and administrative expense	297.8	303.1	(5.3)	(1.7)
Research and development expense	39.9	41.1	(1.2)	(2.9)
Impairment, restructuring and other expenses (Note 15)	16.5	11.5	5.0	43.5
Merger transaction and integration costs	12.1	5.6	6.5	116.1
Total costs and expenses	2,778.2	2,885.9	(107.7)	(3.7)

Other income (expense), net	(26.2)	(25.2)	(1.0)	(4.0)
Income from equity affiliates (Note 10)	13.9	14.0	(0.1)	(0.7)
Net interest expense	(88.2)	(87.4)	(0.8)	(0.9)
Income before income taxes	34.3	140.7	(106.4)	(75.6)
Provision for income taxes (Note 17)	14.5	49.3	(34.8)	(70.6)
Net income	19.8	91.4	(71.6)	(78.3)
Net loss attributable to noncontrolling interests	1.1	3.7	(2.6)	(70.3)
Net income attributable to TechnipFMC plc	$20.9	$95.1	(74.2)	(78.0)
Revenue
Revenue decreased $212.2 million or 6.8% in the first quarter of 2019 compared to the first quarter of 2018, primarily as a result of declining project activity. Subsea revenue was flat year over year with decreased activity in Africa offset by increased activity in South America and the North Sea. Onshore/Offshore activity also declined as projects progressed towards completion, driven primarily by Yamal LNG, partially offset by an increase in project activity in the Middle East and Asia Pacific. Surface Technologies’ revenue increased primarily as a result of improving order backlog from international markets, primarily in the APAC.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales decreased to 17.2% in the first quarter of 2019, from 19.2% in the prior year period primarily due to a more competitively priced backlog and lower vessel utilization in Subsea, a lower margin mix of projects in Onshore/Offshore and an unfavorable margin mix and timing in Surface activity.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $5.3 million year-over-year, largely unchanged from the prior year.
Impairment, Restructuring and Other Expenses
Impairment, restructuring and other expense increased by $5.0 million year-over-year, primarily due to implemented restructuring plans to reduce costs and better align our workforce and our facilities with anticipated activity levels.
Merger Transaction and Integration Costs
We incurred integration costs of $12.1 million during the first quarter of 2019, primarily due to integration activities pertaining to combining the two legacy companies.

Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first quarter of 2019, we recognized $11.6 million of net foreign exchange losses, compared with $19.0 million of net foreign exchange losses in the first quarter of 2018.
Net Interest Expense
During three months ended March 31, 2019, we revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a loss of $84.7 million. Refer to Note 19 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value. Net interest expense, excluding the fair value measurement of the mandatorily redeemable financial liability, also includes interest income and expenses, which were lower by $12.7 million on a net basis compared to three months ended March 31, 2018.
Provision for Income Taxes
The effective tax rate was 42.2% and 35.0% for the three months ended March 31, 2019 and 2018, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance and unfavorable changes in forecasted earnings mix, offset in part by a recognized tax benefit related to the release of a valuation allowance previously recorded against certain deferred tax assets in Brazil. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 6 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2019	2018	$	%
Revenue	$1,185.3	$1,180.2	5.1	0.4
Operating profit	$49.9	$54.4	(4.5)	(8.3)

Operating profit as a percentage of revenue	4.2%	4.6%		(0.4	) pts.
Subsea revenue increased $5.1 million or 0.4% year-over-year, largely unchanged from the prior year. Modest growth in services offset the decline in project revenues reflected in the lower level of vessel utilization.
Operating profit decreased versus the prior-year quarter, primarily due to more competitively priced backlog and lower vessel utilization, offset in part by cost reduction activities. Additionally, the first quarter of 2019 included $2.3 million of impairment, restructuring and other severance charges compared to $3.1 million in the first quarter of 2018.
Subsea operating profit as a percentage of revenue decreased to 4.2%.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.
Onshore/Offshore

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2019	2018	$	%
Revenue	$1,335.1	$1,573.4	(238.3)	(15.1)
Operating profit	$155.7	$202.9	(47.2)	(23.3)

Operating profit as a percentage of revenue	11.7%	12.9%		(1.2	) pts.
Onshore/Offshore revenue decreased $238.3 million or 15.1% year-over-year as we moved closer to completion on major projects, primarily Yamal LNG. Projects awarded in recent quarters are in early stages of completion and will contribute more significantly in subsequent quarters as the projects progress.
Operating profit decreased versus the prior-year quarter, primarily due to the revenue decline and a change in revenue mix. Additionally, the first quarter of 2019 included $3.8 million of impairment, restructuring and other severance charges compared to $3.5 million in the first quarter of 2018.
Onshore/Offshore operating profit as a percentage of revenue decreased to 11.7%.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Surface Technologies

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2019	2018	$	%
Revenue	$392.6	$371.6	21.0	5.7
Operating profit	$10.5	$30.6	(20.1)	(65.7)

Operating profit as a percentage of revenue	2.7%	8.2%		(5.5	) pts.
Surface Technologies revenue increased $21.0 million or 5.7% year-over-year, primarily driven by higher demand for pressure control equipment outside the Americas. North American revenue declined in the period as a result of lower activity.
Operating profit decreased versus the prior-year quarter, primarily due to the continued decline in completions-related activity, one-time charges related to new product introduction and unfavorable product line mix in North America. Operating profit outside the Americas was negatively impacted by delays in shipments of backlog orders now expected to be delivered throughout 2019.
North American activity has declined further since the fourth quarter of 2018. Completions-related revenue declined mid-single digits in the quarter, below levels anticipated when 2019 financial guidance was provided in December. The Company now expects North American activity for the remainder of the year to remain largely unchanged from current levels. Reduced operator spending in North America has also negatively impacted pricing as the market adjusts to the excess product and service supply created by the lower activity.
Outside the Americas, the Company continues to anticipate high-single digit to low-double digit activity growth, supported by the Middle East market. We expect limited benefit from pricing in 2019.
Inbound orders for the quarter were $368.0 million. Backlog was $437.6 million. Given the short-cycle nature of the business, orders are generally converted into revenue within twelve months.
Additionally, the first quarter of 2019 included $1.5 million of impairment, restructuring and other severance charges compared to $2.4 million in the first quarter of 2018.
Surface Technologies operating profit as a percentage of revenue decreased to 2.7%.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.
Corporate Items

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Corporate expense	$(93.6)	$(59.8)	(33.8)	(56.5)
Corporate expense in the first quarter was $93.6 million. This includes charges and credits totaling $21.0 million of expense associated with the merger as well as restructuring and other severance charges. Excluding charges and credits, corporate expense was $72.6 million which included $11.6 million of foreign exchange losses.

NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (GAAP), we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended) below.
Net income, excluding charges and credits, as well as measures derived from it (excluding charges and credits; Income before net interest expense and taxes, excluding charges and credits ("Adjusted Operating profit"); Depreciation and amortization, excluding charges and credits (“Adjusted Depreciation and amortization”); Earnings before net interest expense, income taxes, depreciation and amortization, excluding charges and credits ("Adjusted EBITDA"); and net (debt) cash) are non-GAAP financial measures.
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2019
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$20.9	$(1.1)	$14.5	$88.2	$122.5	$119.4	$241.9

Charges and (credits):
Impairment and other charges	0.5	—	0.2	—	0.7	—	0.7
Restructuring and other severance charges	11.6	—	4.2	—	15.8	—	15.8
Business combination transaction and integration costs	8.9	—	3.2	—	12.1	—	12.1
Reorganization	19.2	—	6.1	—	25.3	—	25.3
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Valuation allowance	(40.3)	—	40.3	—	—	—	—
Adjusted financial measures	$27.3	$(1.1)	$70.5	$88.2	$184.9	$110.9	$295.8

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$0.05
Adjusted diluted earnings (loss) per share attributable to TechnipFMC plc	$0.06

	Three Months Ended
	March 31, 2018
	Net income attributable to TechnipFMC plc	Net income (loss) attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$95.1	$(3.7)	$49.3	$87.4	$228.1	$131.8	$359.9

Charges and (credits):
Impairment and other charges	2.2	—	0.8	—	3.0	—	3.0
Restructuring and other severance charges	6.2	—	2.3	—	8.5	—	8.5
Business combination transaction and integration costs	4.1	—	1.5	—	5.6	—	5.6
Purchase price accounting adjustment	23.9	—	7.4	—	31.3	(21.7)	9.6
Adjusted financial measures	$131.5	$(3.7)	$61.3	$87.4	$276.5	$110.1	$386.6

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$0.20
Adjusted diluted earnings (loss) per share attributable to TechnipFMC plc	$0.28

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2019
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$1,185.3	$1,335.1	$392.6	$—	$2,913.0

Operating profit (loss), as reported (pre-tax)	$49.9	$155.7	$10.5	$(93.6)	$122.5

Charges and (credits):
Impairment and other charges	0.7	—	—	—	0.7
Restructuring and other severance charges	1.6	3.8	1.5	8.9	15.8
Business combination transaction and integration costs	—	—	—	12.1	12.1
Reorganization	—	25.3	—	—	25.3
Purchase price accounting adjustments - amortization related	8.5	—	—	—	8.5
Subtotal	10.8	29.1	1.5	21.0	62.4

Adjusted Operating profit (loss)	60.7	184.8	12.0	(72.6)	184.9

Adjusted Depreciation and amortization	79.0	10.0	18.1	3.8	110.9

Adjusted EBITDA	$139.7	$194.8	$30.1	$(68.8)	$295.8

Operating profit margin	4.2%	11.7%	2.7%		4.2%

Adjusted Operating profit margin	5.1%	13.8%	3.1%		6.3%

Adjusted EBITDA margin	11.8%	14.6%	7.7%		10.2%

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2018
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$1,180.2	$1,573.4	$371.6	$—	$3,125.2

Operating profit (loss), as reported (pre-tax)	$54.4	$202.9	$30.6	$(59.8)	$228.1

Charges and (credits):
Impairment and other charges	0.4	2.6	—	—	3.0
Restructuring and other severance charges	2.7	0.9	2.4	2.5	8.5
Business combination transaction and integration costs	—	—	—	5.6	5.6
Purchase price accounting adjustments - non-amortization related	6.0	—	3.6	—	9.6
Purchase price accounting adjustments - amortization related	21.9	—	(0.1)	(0.1)	21.7
Subtotal	31.0	3.5	5.9	8.0	48.4

Adjusted Operating profit (loss)	85.4	206.4	36.5	(51.8)	276.5

Adjusted Depreciation and amortization	86.6	8.6	13.8	1.1	110.1

Adjusted EBITDA	$172.0	$215.0	$50.3	$(50.7)	$386.6

Operating profit margin, as reported	4.6%	12.9%	8.2%		7.3%

Adjusted Operating profit margin	7.2%	13.1%	9.8%		8.8%

Adjusted EBITDA margin	14.6%	13.7%	13.5%		12.4%

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended
	March 31,
(In millions)	2019	2018
Subsea	$2,677.6	1,227.8
Onshore/Offshore	3,138.9	1,849.6
Surface Technologies	368.0	409.6
Total inbound orders	$6,184.5	$3,487.0

Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. See “Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations” Note 5 to our condensed consolidated financial statements of this Quarterly Report for more information on order backlog.

	Order Backlog
(In millions)	March 31, 2019	December 31, 2018
Subsea	$7,477.3	$5,999.6
Onshore/Offshore	9,862.7	8,090.5
Surface Technologies	437.6	469.9
Total order backlog	$17,777.6	$14,560.0
Subsea - Order backlog for Subsea at March 31, 2019 increased by $1.5 billion compared to December 31, 2018. Subsea backlog of $7.5 billion at March 31, 2019 was composed of various subsea projects, including Petrobras pipelay support vessels and Mero I; Eni Coral; and Merakes; Lundin Solveig and Rolvsnes; Equinor Johan Sverdrup phase 2, Total Kaombo; Neptune Fenja; Energean Karish and ExxonMobil Liza.
Onshore/Offshore - Onshore/Offshore order backlog at March 31, 2019 increased by $1.8 billion compared to December 31, 2018. Onshore/Offshore backlog of $9.9 billion was composed of various projects, including Yamal; Midor refinery expansion; BP Tortue FPSO; ExxonMobil Beaumont refinery expansion; Long Son Petrochemicals; Energean Karish; HURL fertilizer plants; Neste bio-diesel expansion; and HPCL Visakh refinery.
Surface Technologies - Order backlog for Surface Technologies at March 31, 2019 decreased by $32.3 million compared to December 31, 2018. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within twelve months.
Non-consolidated backlog - Non-consolidated backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.

Non-consolidated backlog
(In millions)	March 31, 2019
Subsea	$936.6
Onshore/Offshore	1,765.6
Total order backlog	$2,702.2

LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flowed through centralized bank accounts controlled and maintained by TechnipFMC globally and in many operating jurisdictions to best meet the liquidity needs of our global operations. Under current U.S. law, as amended by the Tax Cuts and Jobs Act, signed into law on December 22, 2017, any repatriation to the United States in the form of a dividend would generally be eligible for a 100% dividend received deduction and therefore would not be subject to U.S. federal income tax.
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

(In millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$4,965.3	$5,540.0
Short-term debt and current portion of long-term debt	(208.9)	(67.4)
Long-term debt, less current portion	(3,725.0)	(4,124.3)
Net cash	$1,031.4	$1,348.3
Cash Flows
We generated $121.4 million of cash from operating activities during the three months ended March 31, 2019 as compared to $201.6 million cash used by operating activities during the same period in 2018. The change was primarily due to the decrease in trade receivables.
Investing activities consumed $237.0 million and $113.6 million of cash during the three months ended March 31, 2019 and 2018, respectively. The increase in cash consumed by investing activities was primarily due to increase in capital expenditures.
Financing activities used $447.6 million and $211.2 million of cash during the three months ended March 31, 2019 and 2018, respectively. The increase in cash used by financing activities was primarily due to repayments of commercial papers and settlements of mandatorily redeemable financial liability in the first quarter of 2019, partially offset by the increase in short-term debt.
Debt and Liquidity
Credit Facility - The following is a summary of our revolving credit facility at March 31, 2019:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding(a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$—	$1,456.7	$—	$1,043.3	January 2023

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $1,456.7 million of commercial paper issued under our facility at March 31, 2019. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at March 31, 2019.
As of March 31, 2019, we were in compliance with all restrictive covenants under our revolving credit facility.
See Note 12 to our condensed consolidated financial statements of this Quarterly Report for more information related to our credit facility.
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
Additional information about credit risk is incorporated herein by reference to Note 19 to our condensed consolidated financial statements of this Quarterly Report.

Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $1,043.3 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses.
We project spending approximately $350.0 million in 2019 for capital expenditures. Projected capital expenditures for 2019 do not include any contingent capital that may be needed to respond to a contract award and exclude $80.0 million in spending in the first quarter related to the purchase of a deepwater dive support vessel, Deep Discoverer, that was subsequently funded through a sale-leaseback transaction.
In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300.0 million for the purchase of ordinary shares. Additionally, on February 19, 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.13 per ordinary share payable on or shortly after April 3, 2019.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting estimates. During the three months ended March 31, 2019, there were no changes to our identified critical accounting estimates.
Revenue Recognition
Adjustments to estimates of contract revenue, total contract cost, or extent of progress toward completion are often required as work progresses under the contract and as experience is gained, even though the scope of work required under the contract may not change. The impact on our operating profit a result of changes in contract estimates related to projects that were in progress at the prior year end is presented below.
Our operating profit was positively impacted by approximately $157.2 million for the three months ended March 31, 2019, comprised of $109.9 million and $47.3 million in our Onshore/Offshore and Subsea segments, respectively.
Our operating profit was positively impacted by approximately $190.3 million for the three months ended 2018, comprised of $128.8 million and $61.5 million in our Onshore/Offshore and Subsea segments, respectively.
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
We have been informed that these authorities in Brazil, the U.S. and France have been coordinating their investigations, which could result in a global resolution. These matters progressed to a point where a probable estimate of the aggregate settlement amount with all authorities is $280.0 million for which we took a provision in the fourth quarter and year ended December 31, 2018. As we continue to progress our discussions of these matters with the authorities towards resolution, the amount of an aggregate settlement with all authorities could exceed the provision we have taken.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting TechnipFMC, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposure to market risk has not changed materially since December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2019, that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”).
As disclosed in Part II, Item 9A, “Controls and Procedures” in our Form 10-K, we identified material weaknesses in internal control over financial reporting in the following areas:

(i)	Period-End Financial Reporting
In certain locations, we did not design and maintain effective controls over the period-end financial reporting process. We have ineffective controls over the documentation, authorization, and review of adjustments to and reconciliations of financial information.

(ii)	Accounting for Income Taxes
We did not design and maintain effective controls over the completeness, accuracy, and presentation of our accounting for income taxes, including the income tax provision and related income tax assets and liabilities.
Status of Remediation Efforts
In response to the material weaknesses identified and described above, our management, with the oversight of the Audit Committee of our Board of Directors, will continue through 2019 to dedicate significant efforts and resources to further improve our control environment and to take steps to remediate these material weaknesses.
Changes in Internal Controls over Financial Reporting
Except for changes in connection with our implementation of the remediation measures or as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.

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
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2019.
The following table summarizes repurchases of our ordinary shares during the three months ended March 31, 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2019 – January 31, 2019	334,800	$20.28	334,800	15,756,308
February 1, 2019 – February 28, 2019	24,700	$21.98	24,700	15,731,608
March 1, 2019 – March 31, 2019	1,848,691	$23.02	1,848,571	13,883,037
Total	2,208,191		2,208,071	13,883,037

(a)
Represents 2,208,071 ordinary shares repurchased and canceled and 120 ordinary shares purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold all the 69,221 ordinary shares held in this trust during the three months ended March 31, 2019.

(b)	In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300.0 million for the purchase of ordinary shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Within the second quarter 2018, management decided to wind down all business in Iran, with the exception of seeking to collect outstanding receivables for work previously completed in Iran. Since the second quarter 2018, the Company has not and will not accept any new work in Iran.
Pursuant to section 13(r) of the Exchange Act, two of our non-U.S. subsidiaries had contracts with entities in Iran. Pursuant to these contracts, which were terminated in the first and second quarter 2018, we prepared a feasibility study related to improvements to an olefins plant in Iran and also provided engineering and design services for the construction of an ethylene plant in Iran. We have not received any revenue under either of these contracts for the quarter ended March 31, 2019. The expected revenue related to services performed prior to contract termination for the olefins plant and the ethylene plant is 260,000 Euros and 4,000,000 Euros, respectively, which is less than 0.1% of our revenues for the fiscal year ended December 31, 2018. We also had a non-binding arrangement with an engineering, procurement, and construction company in Iran for the purpose of jointly bidding and negotiating for work on two projects in Iran, which we terminated in third quarter 2018. No projects were pursued under the non-binding agreement and no revenue was generated.
We had submitted bids to or had discussions with companies in Iran, including some that may be owned or controlled by the Government of Iran, regarding potential future projects in Iran. In third quarter 2018, we withdrew all pending bids in Iran and will not accept a contract award related to such a project.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1**	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
10.2**	Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
10.3**	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Quarterly Report on Form 10-Q

**	Indicates a management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: May 9, 2019