Form 10-Q
period 2019-06-30
TechnipFMC plc
filed 2019-08-08
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____ .
Commission File Number: 001-37983

TechnipFMC plc
(Exact name of registrant as specified in its charter)

United Kingdom	98-1283037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One St. Paul’s Churchyard
London
United Kingdom	EC4M 8AP
(Address of principal executive offices)	(Zip Code)
+44 203-429-3950
(Registrant’s telephone number, including area code)
______________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2019
Ordinary shares, $1.00 par value per share	446,481,753

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenue
Service revenue	$2,548.8	$2,066.0	$4,599.9	$4,340.0
Product revenue	832.8	841.6	1,632.1	1,643.4
Lease revenue	52.6	53.3	115.2	102.7
Total revenue	3,434.2	2,960.9	6,347.2	6,086.1

Costs and expenses
Cost of service revenue	1,949.9	1,801.3	3,594.1	3,628.2
Cost of product revenue	771.6	589.7	1,493.3	1,250.1
Cost of lease revenue	23.7	31.2	69.7	68.5
Selling, general and administrative expense	323.8	281.4	621.6	584.5
Research and development expense	29.5	53.6	69.4	94.7
Impairment, restructuring and other expenses (Note 15)	9.2	11.4	25.7	22.9
Merger transaction and integration costs	12.9	9.0	25.0	14.6
Total costs and expenses	3,120.6	2,777.6	5,898.8	5,663.5

Other income (expense), net	(72.6)	2.2	(98.8)	(23.0)
Income from equity affiliates (Note 10)	14.2	40.2	28.1	54.2
Income before net interest expense and income taxes	255.2	225.7	377.7	453.8
Net interest expense	(140.6)	(50.9)	(228.8)	(138.3)
Income before income taxes	114.6	174.8	148.9	315.5
Provision for income taxes (Note 17)	0.9	64.7	15.4	114.0
Net income	113.7	110.1	133.5	201.5
Net income attributable to noncontrolling interests	(16.7)	(4.4)	(15.6)	(0.7)
Net income attributable to TechnipFMC plc	$97.0	$105.7	$117.9	$200.8

Earnings per share attributable to TechnipFMC plc (Note 7)
Basic	$0.22	$0.23	$0.26	$0.43
Diluted	$0.21	$0.23	$0.26	$0.43

Weighted average shares outstanding (Note 7)
Basic	447.5	461.4	447.7	462.8
Diluted	451.2	463.3	451.9	464.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Net income	$113.7	$110.1	$133.5	$201.5
Foreign currency translation adjustments(a)	(22.2)	(142.5)	(1.3)	(140.1)

Net gains (losses) on hedging instruments
Net gain (losses) arising during the period	(10.8)	(43.4)	5.2	(32.2)
Reclassification adjustment for net (gains) losses included in net income	6.7	(3.6)	6.4	(3.4)
Net gains (losses) on hedging instruments(b)	(4.1)	(47.0)	11.6	(35.6)

Pension and other post-retirement benefits
Net gains arising during the period	0.5	0.4	1.0	—
Reclassification adjustment for amortization of prior service cost included in net income	1.1	0.3	1.4	0.3
Net pension and other postretirement benefits(c)	1.6	0.7	2.4	0.3
Other comprehensive income (loss), net of tax	(24.7)	(188.8)	12.7	(175.4)
Comprehensive income (loss)	89.0	(78.7)	146.2	26.1
Comprehensive income attributable to noncontrolling interest	(17.3)	(3.8)	(16.9)	(1.7)
Comprehensive income (loss) attributable to TechnipFMC plc	$71.7	$(82.5)	$129.3	$24.4

(a)	Net of income tax (expense) benefit of nil and $(0.5) for the three months ended June 30, 2019 and 2018, respectively, and nil and $(0.5) for the six months ended June 30, 2019 and 2018, respectively.

(b)
Net of income tax (expense) benefit of $(0.4) and $12.1 for the three months ended June 30, 2019 and 2018, respectively. and $(0.3) and $8.9 for the six months ended June 30, 2019 and 2018, respectively.

(c)
Net of income tax (expense) benefit of $0.7 and $(0.4) for the three months ended June 30, 2019 and 2018, respectively, and $0.6 and $(0.2) for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$4,621.3	$5,540.0
Trade receivables, net of allowances of $121.9 in 2019 and $119.6 in 2018	2,240.4	2,469.7
Contract assets	1,612.4	1,295.0
Inventories, net (Note 8)	1,387.0	1,251.2
Derivative financial instruments (Note 18)	73.2	95.7
Income taxes receivable	383.0	284.3
Advances paid to suppliers	177.5	189.7
Other current assets (Note 9)	809.0	655.6
Total current assets	11,303.8	11,781.2
Investments in equity affiliates	415.3	394.5
Property, plant and equipment, net of accumulated depreciation of $2,098.8 in 2019 and $2,068.5 in 2018	3,345.0	3,259.8
Operating lease right-of-use assets (Note 4)	967.5	—
Goodwill	7,609.2	7,607.6
Intangible assets, net of accumulated amortization of $715.3 in 2019 and $658.1 in 2018	1,123.7	1,176.7
Deferred income taxes	373.8	232.4
Derivative financial instruments (Note 18)	39.8	18.3
Other assets	334.6	314.0
Total assets	$25,512.7	$24,784.5

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 12)	$80.7	$67.4
Operating lease liabilities (Note 4)	270.8	—
Accounts payable, trade	2,488.7	2,600.3
Contract liabilities	4,354.6	4,085.1
Accrued payroll	346.6	394.7
Derivative financial instruments (Note 18)	126.9	138.4
Income taxes payable	112.0	81.9
Other current liabilities (Note 9)	1,796.5	1,771.6
Total current liabilities	9,576.8	9,139.4
Long-term debt, less current portion (Note 12)	3,701.1	4,124.3
Operating lease liabilities (Note 4)	774.8	—
Deferred income taxes	222.6	209.2
Accrued pension and other post-retirement benefits, less current portion	283.1	298.9
Derivative financial instruments (Note 18)	75.2	44.9
Other liabilities	460.2	540.4
Total liabilities	15,093.8	14,357.1
Commitments and contingent liabilities (Note 16)
Mezzanine equity
Redeemable noncontrolling interest (Note 19)	38.5	38.5
Stockholders’ equity (Note 13)
Ordinary shares, $1.00 par value; 618.3 shares and 618.3 shares authorized in 2019 and 2018, respectively; 446.5 shares and 450.5 shares issued and outstanding in 2019 and 2018, respectively; 4.0 and 14.8 shares canceled in 2019 and 2018, respectively	446.5	450.5
Ordinary shares held in employee benefit trust, at cost; nil and 0.1 shares in 2019 and 2018, respectively	—	(2.4)
Capital in excess of par value of ordinary shares	10,152.4	10,197.0
Retained earnings	1,084.0	1,072.2
Accumulated other comprehensive loss	(1,348.3)	(1,359.7)
Total TechnipFMC plc stockholders’ equity	10,334.6	10,357.6
Noncontrolling interests	45.8	31.3
Total equity	10,380.4	10,388.9
Total liabilities and equity	$25,512.7	$24,784.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Six Months Ended
	June 30,
	2019	2018
Cash provided (required) by operating activities
Net income	$133.5	$201.5
Adjustments to reconcile net income to cash provided (required) by operating activities
Depreciation	176.2	179.6
Amortization	60.7	90.9
Impairments	1.2	12.5
Employee benefit plan and share-based compensation costs	37.6	15.9
Deferred income tax provision (benefit), net	(127.5)	(36.2)
Unrealized loss on derivative instruments and foreign exchange	27.5	31.5
Income from equity affiliates, net of dividends received	(24.1)	(51.8)
Other	233.3	51.0
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(82.8)	(173.6)
Inventories, net	(134.9)	(154.2)
Accounts payable, trade	(105.0)	(912.1)
Contract liabilities	274.2	308.1
Income taxes payable (receivable), net	(68.4)	(77.4)
Other current assets and liabilities, net	(240.6)	208.3
Other noncurrent assets and liabilities, net	34.6	(179.2)
Cash provided (required) by operating activities	195.5	(485.2)

Cash provided (required) by investing activities
Capital expenditures	(270.5)	(134.8)
Payment to acquire debt securities	(59.7)	—
Proceeds from sale of debt securities	18.9	—
Acquisitions, net of cash acquired	—	(103.4)
Cash divested from deconsolidation	—	1.7
Proceeds from sale of assets	1.3	6.2
Other	22.5	(5.4)
Cash required by investing activities	(287.5)	(235.7)

Cash required by financing activities
Net decrease in short-term debt	(17.9)	(22.4)
Net (decrease) increase in commercial paper	(479.5)	83.7
Proceeds from issuance of long-term debt	96.2	2.5
Purchase of ordinary shares	(90.1)	(226.3)
Dividends paid	(116.6)	(120.2)
Settlements of mandatorily redeemable financial liability	(220.6)	(124.2)
Other	—	1.0
Cash required by financing activities	(828.5)	(405.9)
Effect of changes in foreign exchange rates on cash and cash equivalents	1.8	(55.2)
Decrease in cash and cash equivalents	(918.7)	(1,182.0)
Cash and cash equivalents, beginning of period	5,540.0	6,737.4
Cash and cash equivalents, end of period	$4,621.3	$5,555.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of March 31, 2018	$462.2	$(4.0)	$10,429.3	$3,327.5	$(991.9)	$16.7	$13,239.8
Net income	—	—	—	105.7	—	4.4	110.1
Other comprehensive loss	—	—	—	—	(188.2)	(0.6)	(188.8)
Cancellation of treasury shares	(4.7)	—	(106.0)	(38.7)	—	—	(149.4)
Issuance of ordinary shares	—	—	0.1	—	—	—	0.1
Net sales of ordinary shares for employee benefit trust	—	0.1	—	—	—	—	0.1
Cash dividends declared ($0.13 per share)	—	—	—	(60.0)	—	—	(60.0)
Share-based compensation	—	—	12.9	—	—	—	12.9
Other	—	—	(0.8)	—	—	1.9	1.1
Balance as of June 30, 2018	$457.5	$(3.9)	$10,335.5	$3,334.5	$(1,180.1)	$22.4	$12,965.9

Balance as of March 31, 2019	$448.3	$—	$10,169.5	$1,047.9	$(1,323.0)	$30.9	$10,373.6
Net income	—	—	—	97.0	—	16.7	113.7
Other comprehensive income (loss)	—	—	—	—	(25.3)	0.6	(24.7)
Cancellation of treasury shares	(1.8)	—	(38.2)	—	—	—	(40.0)
Cash dividends declared ($0.13 per share)	—	—	—	(58.1)	—	—	(58.1)
Share-based compensation	—	—	21.1	—	—	—	21.1
Other	—	—	—	(2.8)	—	(2.4)	(5.2)
Balance as of June 30, 2019	$446.5	$—	$10,152.4	$1,084.0	$(1,348.3)	$45.8	$10,380.4

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	$465.1	$(4.8)	$10,483.3	$3,406.0	$(1,003.7)	$21.5	$13,367.4
Adoption of accounting standards (Note 5)	—	—	—	(91.5)	—	0.1	(91.4)
Net income	—	—	—	200.8	—	0.7	201.5
Other comprehensive income (loss)	—	—	—	—	(176.4)	1.0	(175.4)
Cancellation of treasury shares	(7.7)	—	(173.7)	(60.6)	—	—	(242.0)
Issuance of ordinary shares	0.1	—	0.1	—	—	—	0.2
Net sales of ordinary shares for employee benefit trust	—	0.9	—	—	—	—	0.9
Cash dividends declared ($0.26 per share)	—	—	—	(120.2)	—	—	(120.2)
Share-based compensation	—	—	25.8	—	—	—	25.8
Other	—	—	—	—	—	(0.9)	(0.9)
Balance as of June 30, 2018	$457.5	$(3.9)	$10,335.5	$3,334.5	$(1,180.1)	$22.4	$12,965.9

Balance as of December 31, 2018	$450.5	$(2.4)	$10,197.0	$1,072.2	$(1,359.7)	$31.3	$10,388.9
Adoption of accounting standards (Note 4)	—	—	—	1.8	—	—	1.8
Net income	—	—	—	117.9	—	15.6	133.5
Other comprehensive income	—	—	—	—	11.4	1.3	12.7
Cancellation of treasury shares	(4.0)	—	(86.1)	—	—	—	(90.1)
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Cash dividends declared ($0.26 per share)	—	—	—	(116.6)	—	—	(116.6)
Share-based compensation	—	—	41.5	—	—	—	41.5
Other	—	—	—	8.7	—	(2.4)	6.3
Balance as of June 30, 2019	$446.5	$—	$10,152.4	$1,084.0	$(1,348.3)	$45.8	$10,380.4

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments as well as adjustments to our financial position pursuant to a business combination, necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2019.
Reclassifications – Certain prior-year amounts have been reclassified to conform to the current year’s presentation.
Revision of Prior Period Financial Statements - In connection with the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2019, we identified errors in our previously issued financial statements related to the classification between service revenue, product revenue and the related cost of sales. The correction had no effect on the reported total revenues, consolidated net income (loss) or stockholders’ equity for any periods previously presented.
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
In accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, we corrected the errors for the three and six months ended June 30, 2018 by revising the condensed consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings.

The effects of the revision on our condensed consolidated statements of income for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue
Service revenue	$2,243.9	$(177.9)	$2,066.0	$4,671.3	$(331.3)	$4,340.0
Product revenue	663.7	177.9	841.6	1,312.1	331.3	1,643.4
Total revenue	2,960.9	—	2,960.9	6,086.1	—	6,086.1

Costs and expenses
Cost of service revenue	1,846.9	(45.6)	1,801.3	3,799.4	(171.2)	3,628.2
Cost of product revenue	544.1	45.6	589.7	1,078.9	171.2	1,250.1
Total costs and expenses	2,777.6	—	2,777.6	5,663.5	—	5,663.5

Net income attributable to TechnipFMC plc	$105.7	$—	$105.7	$200.8	$—	$200.8

Earnings per share attributable to TechnipFMC plc (Note 7)
Basic	$0.23	$—	$0.23	$0.43	$—	$0.43
Diluted	$0.23	$—	$0.23	$0.43	$—	$0.43

Weighted average shares outstanding (Note 7)
Basic	461.4	—	461.4	462.8	—	462.8
Diluted	463.3	—	463.3	464.2	—	464.2

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
Additional acquisitions during the six months ended June 30, 2018 totaled $61.0 million in consideration paid. There were no acquisitions during the six months ended June 30, 2019.
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
Recently Issued Accounting Standards under GAAP
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The updated guidance applies to (1) loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, (2) loan commitments and other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income and (iv) beneficial interests in securitized financial assets. In May 2019, the FASB issued a new update ASU No.2019-05, that eases transition to the credit losses standard by providing the option to measure certain types of assets at fair value, allowing an option for preparers to irrevocably elect the fair value option for eligible financial assets measured at amortized cost basis on an instrument-by-instrument basis. The amendments in this ASU are effective for us on January 1, 2020 and are required to be adopted on a modified retrospective basis. Early adoption is not permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The update clarifies and improves areas of guidance related to the recently issued standards including (1) ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.”, (2) ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”, and (3) ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” Early adoption is permitted. The amendments in this update to ASU No. 2016-01 and No. 2016-13 are required to be adopted on a modified retrospective basis. The amendments in this update to ASU No. 2017-12 are required to be adopted either retrospectively or prospectively. This new update will be effective on January 1, 2020. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
Adoption of the new lease accounting guidance had a material impact on our consolidated balance sheets but did not have a material impact on our consolidated income statements. We recognized on January 1, 2019, (1) a lease liability of approximately $1,189.6 million which represents the present value of the remaining lease payments, discounted using the Company’s applicable weighted average incremental borrowing rates, and (2) an ROU asset of approximately $1,115.5 million which represents the lease liability of $1,189.6 million adjusted for accrued and prepaid rent, lease incentives, and other balances. The impact was recorded as an adjustment to increase retained earnings by approximately $1.8 million.
In connection with the adoption of the new lease standard, we corrected our balance sheet as of January 1, 2016 to include an additional $42.0 million of liabilities of which $5.0 million and $37.0 million was other current liabilities and other liabilities, respectively, with a corresponding decrease in retained earnings to reflect additional rent expense which was not historically recorded prior to fiscal 2016. Accordingly, the revised other current liabilities, other liabilities retained earnings balances as of January 1, 2016 were $1,044.4 million, $131.3 million, and $3,231.4 million, respectively. These historical errors are not material to any prior interim or annual financial statements.

Lessee Arrangements
We lease real estate, including land, buildings and warehouses, machinery/equipment, vessels, vehicles, and various types of manufacturing and data processing equipment, from a lessee perspective. Leases of real estate generally provide for payment of property taxes, insurance, and repairs by us. Substantially all our leases are classified as operating leases.
We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if we have the right to control the use of the identified asset. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities (current), and Operating lease liabilities (non-current) on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term. With the exception of rare cases in which the implicit rate is readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Operating lease right-of-use assets also includes any lease prepayments made and excludes lease incentives we received from the lessor. Lease cost for lease payments is recognized on a straight-line basis over the lease term. Several of our leases provide for certain guarantees of residual value. We estimate and include in the determination of lease payments any amount probable of being owed under these residual value guarantees. At the date of adoption and June 30, 2019, we determined that there were no residual value guarantees which were probable of being owed. Our leases do not contain any material restrictive covenants.
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
The following table is a summary of the Company’s components of net lease cost for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2019	June 30, 2019
Operating lease cost including variable costs	$92.0	$183.4
Short-term lease costs	9.4	14.9
Less: sublease income	1.7	4.0
Net lease cost	$99.7	$194.3

Supplemental cash flow information related to leases for the six months ended June 30, 2019 is as follows:

Six Months Ended
(In millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$181.7

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$23.8

Supplemental balance sheet information related to leases as of June 30, 2019 is as follows:

(In millions, except lease term and discount rate)	June 30, 2019
Weighted average remaining lease term
Operating leases	7.1 years

Weighted average discount rate
Operating leases	4.3%
The following table is a summary of the maturity of lease liabilities under operating leases as of June 30, 2019:

(in millions)	Operating Leases
2019	$333.7
2020	249.5
2021	138.3
2022	104.7
2023	82.1
Thereafter	369.5
Total lease payments	1,277.8
Less: Imputed interest (a)	232.2
Total lease liabilities (b)	$1,045.6
Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Calculated using the interest rate for each lease.

(b)	Includes the current portion of $270.8 million for operating leases.
At December 31, 2018, future minimum rental payments under noncancellable operating leases under ASC Topic 840 were:

(In millions)
2019	$329.8
2020	286.1
2021	192.3
2022	123.8
2023	102.1
Thereafter	485.6
Total lease payment	1,519.7
Less income from sub-leases	25.6
Net minimum operating lease payments	$1,494.1

As of June 30, 2019, we have an additional operating lease for our future office building in Paris, France, that has not yet commenced for $236.2 million. This operating lease will commence in fiscal year 2021 with a lease term of 10 years.

Lessor Arrangements
We lease real estate including land, buildings and warehouses, machinery/equipment, and vessels from a lessor perspective. We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if the customer has the right to control the use of the identified asset. We use our implicit rate for our lessor arrangements. We have elected the practical expedient available for lessors to not separate lease and non-lease components for vessels. If the non-lease component is predominant in our contracts, we account for the contracts under the revenue recognition guidance in ASC 606. If the lease component is predominant in our contracts, we account for the contracts under the lease guidance in ASC 842. We estimate the amount we expect to derive from the underlying asset following the end of the lease term based on remaining economic life. Our lessor arrangements generally do not include any residual value guarantees. We recognize lessee payments of lessor costs such as taxes and insurance on a net basis when the lessee pays those costs directly to a third party or when the amount paid by the lessee is not readily determinable.
The following table is a summary of the Company’s components of lease revenue for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2019	June 30, 2019
Operating lease revenue including variable revenue	$52.6	$115.2

The following table is a summary of the maturity analysis of the undiscounted cash flows to be received on an annual basis for each of the first five years, and a total of the amounts for the remaining years.

(in millions)	Operating Leases
2019	$26.0
2020	14.2
2021	18.3
2022	20.6
2023	1.0
Thereafter	—
Total undiscounted cash flows	$80.1

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

The following tables present products and services revenue by geography for each reportable segment for the three and six months ended June 30, 2019 and 2018:

	Reportable Segments
	Three Months Ended
	June 30, 2019			June 30, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea	Onshore/ Offshore	Surface Technologies
Europe, Russia, Central Asia	$459.6	$651.2	$60.0	$409.4	$705.5	$58.3
America	341.8	196.9	199.9	331.3	90.9	237.5
Asia Pacific	177.7	275.5	44.1	137.9	310.6	29.7
Africa	373.8	111.1	14.9	261.6	76.9	11.4
Middle East	135.6	270.3	69.2	43.8	158.5	44.3
Total products and services revenue	$1,488.5	$1,505.0	$388.1	$1,184.0	$1,342.4	$381.2

	Reportable Segments
	Six Months Ended
	June 30, 2019			June 30, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea	Onshore/ Offshore	Surface Technologies
Europe, Russia, Central Asia	$859.2	$1,292.8	$115.8	$714.9	$1,706.4	$106.5
America	718.9	357.3	393.1	781.9	163.6	445.0
Asia Pacific	277.4	577.4	89.1	249.9	605.9	51.8
Africa	519.6	171.5	26.2	541.4	147.5	27.1
Middle East	270.8	441.1	121.8	50.3	292.4	98.8
Total products and services revenue	$2,645.9	$2,840.1	$746.0	$2,338.4	$2,915.8	$729.2
The following tables represent revenue by contract type for each reportable segment for the three and six months ended June 30, 2019 and 2018:

	Reportable Segments
	Three Months Ended
	June 30, 2019			June 30, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea(b)	Onshore/ Offshore	Surface Technologies
Services	$970.2	$1,505.0	$73.6	$656.5	$1,342.4	$67.1
Products	518.3	—	314.5	527.5	—	314.1
Total products and services revenue	1,488.5	1,505.0	388.1	1,184.0	1,342.4	381.2
Lease(a)	20.2	—	32.4	33.4	—	19.9
Total revenue	$1,508.7	$1,505.0	$420.5	$1,217.4	$1,342.4	$401.1

	Reportable Segments
	Six Months Ended
	June 30, 2019			June 30, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea(b)	Onshore/ Offshore	Surface Technologies
Services	$1,615.8	$2,840.1	$144.0	$1,309.4	$2,915.8	$114.8
Products	1,030.1	—	602.0	1,029.0	—	614.4
Total products and services revenue	2,645.9	2,840.1	746.0	2,338.4	2,915.8	729.2
Lease(a)	48.1	—	67.1	59.2	—	43.5
Total revenue	$2,694.0	$2,840.1	$813.1	$2,397.6	$2,915.8	$772.7

(a)	Represents revenue not subject to ASC Topic 606. See Note 4 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to lease revenue.

(b)
We revised the condensed consolidated statement of operations to correct the classification of service revenue and product revenue in the amount of $177.9 million and $331.3 million for three and six months ended June 30, 2018, respectively. See Note 1 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the revision.

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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of June 30, 2019 and December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018	$ change	% change
Contract assets	$1,612.4	$1,295.0	$317.4	24.5
Contract (liabilities)	(4,354.6)	(4,085.1)	(269.5)	(6.6)
Net contract assets (liabilities)	$(2,742.2)	$(2,790.1)	$47.9	1.7

The increase in our contract assets from December 31, 2018 to June 30, 2019 was primarily due to the timing of milestones.
The increase in our contract liabilities was primarily due to additional cash received, excluding amounts recognized as revenue during the period.
In order to determine revenue recognized in the period from contract liabilities, we allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Revenue recognized for the three months ended June 30, 2019 and 2018 that were included in the contract liabilities balance at December 31, 2018 and 2017 was $1,147.1 million and $601.4 million, respectively, and $2,014.3 million and $1,437.7 million for the six months ended June 30, 2019 and 2018, respectively.
In addition, revenue recognized for the three months ended June 30, 2019 and 2018 from our performance obligations satisfied in previous periods had a favorable impact of $325.7 million and a favorable impact of $136.4 million, respectively, and $493.4 million and $306.8 million for the six months ended June 30, 2019 and 2018, respectively. This primarily relates to changes in the estimated costs to complete certain projects.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration, and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of June 30, 2019, the aggregate amount of the transaction price allocated to order backlog was $25,781.9 million. The Company expects to recognize revenue on approximately 23.8% of the order backlog through 2019 and 76.2% thereafter.

The following table details the order backlog for each business segment as of June 30, 2019:

(In millions)	2019	2020	Thereafter
Subsea	$2,480.5	$3,465.5	$2,801.0
Onshore/Offshore	3,252.7	4,758.7	8,596.9
Surface Technologies	393.6	33.0	—
Total remaining unsatisfied performance obligations	$6,126.8	$8,257.2	$11,397.9

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

Segment revenue and segment operating profit were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Segment revenue
Subsea	$1,508.7	$1,217.4	$2,694.0	$2,397.6
Onshore/Offshore	1,505.0	1,342.4	2,840.1	2,915.8
Surface Technologies	420.5	401.1	813.1	772.7
Total revenue	$3,434.2	$2,960.9	$6,347.2	$6,086.1

Segment operating profit
Subsea	$94.6	$75.9	$144.5	$130.3
Onshore/Offshore	274.0	171.3	429.7	374.2
Surface Technologies	25.5	51.5	36.0	82.1
Total segment operating profit	394.1	298.7	610.2	586.6

Corporate items
Corporate expense(a)	(138.9)	(73.0)	(232.5)	(132.8)
Net interest expense	(140.6)	(50.9)	(228.8)	(138.3)
Total corporate items	(279.5)	(123.9)	(461.3)	(271.1)
Income before income taxes(b)	$114.6	$174.8	$148.9	$315.5

(a)
Corporate expense primarily includes corporate staff expenses, legal reserve, share-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger transaction and integration expenses.

(b)	Includes amounts attributable to noncontrolling interests.
Segment assets were as follows:

(In millions)	June 30, 2019	December 31, 2018
Segment assets
Subsea	$12,237.1	$11,037.8
Onshore/Offshore	4,311.8	4,355.2
Surface Technologies	2,988.2	2,825.6
Intercompany eliminations	(29.7)	(26.4)
Total segment assets	19,507.4	18,192.2
Corporate (a)	6,005.3	6,592.3
Total assets	$25,512.7	$24,784.5

(a)
Corporate includes cash, deferred income tax balances, legal provisions, property, plant and equipment not associated with a specific segment, pension assets, the fair value of derivative financial instruments, and LIFO adjustments.

NOTE 7. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2019	2018	2019	2018
Net income attributable to TechnipFMC plc	$97.0	$105.7	$117.9	$200.8

Weighted average number of shares outstanding	447.5	461.4	447.7	462.8
Dilutive effect of restricted stock units	1.6	0.2	1.8	—
Dilutive effect of stock options	—	0.4	—	0.1
Dilutive effect of performance shares	2.1	1.3	2.4	1.3
Total shares and dilutive securities	451.2	463.3	451.9	464.2

Basic earnings per share attributable to TechnipFMC plc	$0.22	$0.23	$0.26	$0.43
Diluted earnings per share attributable to TechnipFMC plc	$0.21	$0.23	$0.26	$0.43
NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2019	December 31, 2018
Raw materials	$359.3	$366.4
Work in process	227.3	146.4
Finished goods	800.4	738.4
Inventories, net	$1,387.0	$1,251.2

NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	June 30, 2019	December 31, 2018
Value-added tax receivables	$420.0	$305.8
Prepaid expenses	109.7	91.3
Other taxes receivables	86.7	85.0
Sundry receivables	85.2	87.0
Asset held for sale	19.1	9.6
Other	88.3	76.9
Total other current assets	$809.0	$655.6

Other current liabilities consisted of the following:

(In millions)	June 30, 2019	December 31, 2018
Legal provisions	$426.5	$418.2
Warranty accruals and project contingencies	363.3	418.2
Redeemable financial liability	251.7	173.0
Value added tax and other taxes payable	232.4	214.3
Social security liability	108.2	112.3
Provisions	88.2	135.5
Compensation accrual	63.5	87.3
Liabilities held for sale	21.7	16.2
Current portion of accrued pension and other post-retirement benefits	14.3	14.0
Other accrued liabilities	226.7	182.6
Total other current liabilities	$1,796.5	$1,771.6

NOTE 10. EQUITY METHOD INVESTMENTS
Our income from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Subsea	$11.3	$19.7	$26.2	$36.3
Onshore/Offshore	2.9	20.5	1.9	17.9
Income from equity affiliates	$14.2	$40.2	$28.1	$54.2

NOTE 11. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows:
Trade receivables consisted of receivables due from following related parties:

(In millions)	June 30, 2019	December 31, 2018
TP JGC Coral France SNC	$79.1	$31.6
TTSJV W.L.L.	30.6	—
Technip Odebrecht PLSV CV	11.2	10.9
Anadarko Petroleum Company	9.5	4.9
Others	15.8	14.3
Total trade receivables	$146.2	$61.7

TP JGC Coral France SNC, TTSJV W.L.L. and Technip Odebrecht PLSV CV are equity method affiliates. A member of our Board of Directors serves on the Board of Directors of Anadarko Petroleum Company.

Trade payables consisted of payables due to following related parties:

(In millions)	June 30, 2019	December 31, 2018
Chiyoda	$21.4	$70.0
JGC Corporation	18.7	69.5
IFP Energies nouvelles	2.2	2.4
Magma Global Limited	0.6	0.6
Dofcon Navegacao	0.2	2.5
Anadarko Petroleum Company	—	0.7
Others	2.5	2.9
Total trade payables	$45.6	$148.6

Dofcon Navegacao and Magma Global Limited are equity affiliates. JGC Corporation and Chiyoda are joint venture partners on our Yamal project. A member of our Board of Directors is an executive officer of IFP Energies nouvelles.
Additionally, our note receivables balance was $100.2 million and $130.0 million at June 30, 2019 and December 31, 2018, respectively. The balance includes $100.2 million and $119.9 million with Dofcon Brasil AS at June 30, 2019 and December 31, 2018, respectively. Dofcon Brasil AS is a variable interest entity and accounted for as an equity method affiliate. These are included in other noncurrent assets on our consolidated balance sheets.
Revenue consisted of amount from following related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
TP JGC Coral France SNC	$51.0	$33.2	$77.7	$61.4
TTSJV W.L.L.	22.7	—	75.5	—
Anadarko Petroleum Company	12.1	25.2	40.8	75.5
Dofcon Navegacao	1.6	—	5.7	—
Others	15.1	1.8	26.5	15.8
Total revenue	$102.5	$60.2	$226.2	$152.7
Expenses consisted of amount to following related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
JGC Corporation	$4.6	$4.5	$18.9	$19.6
Serimax Holdings SAS	0.2	—	17.7	—
Chiyoda	3.4	3.4	17.6	11.1
Arkema S.A.	9.8	—	9.8	—
Magma Global Limited	1.3	—	3.2	—
IFP Energy nouvelles	—	1.2	1.0	2.3
Others	5.8	1.4	9.6	3.7
Total expenses	$25.1	$10.5	$77.8	$36.7

Serimax Holdings SAS is an equity affiliate. A member of our Board of Directors serves on the Board of Directors for Arkema S.A.

NOTE 12. DEBT
Long-term debt consisted of the following:

(In millions)	June 30, 2019	December 31, 2018
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	1,431.2	1,916.1
Synthetic bonds due 2021	493.8	490.9
3.45% Senior Notes due 2022	500.0	500.0
5.00% 2010 Private placement notes due 2020	227.4	229.0
3.40% 2012 Private placement notes due 2022	170.6	171.8
3.15% 2013 Private placement notes due 2023	147.8	148.9
3.15% 2013 Private placement notes due 2023	142.2	143.1
4.00% 2012 Private placement notes due 2027	85.3	85.9
4.00% 2012 Private placement notes due 2032	113.7	114.5
3.75% 2013 Private placement notes due 2033	113.7	114.5
Bank borrowings	337.1	265.2
Other	29.7	23.2
Unamortized issuing fees	(10.7)	(11.4)
Total debt	3,781.8	4,191.7
Less: current borrowings	80.7	67.4
Long-term debt	$3,701.1	$4,124.3

Bilateral credit facilities - We have access to a €100.0 million bilateral credit facility expiring in May 2021. Two bilateral credit facilities of €80.0 million each and a bilateral credit facility of €60.0 million expired in May and June 2019, respectively.
The bilateral credit facility contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type.
Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our revolving facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the consolidated balance sheets as of June 30, 2019 and December 31, 2018. Commercial paper borrowings are issued at market interest rates. As of June 30, 2019, our commercial paper borrowings had a weighted average interest rate of 2.78% on the U.S. dollar denominated borrowings and (0.22)% on the Euro denominated borrowings.
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

NOTE 13. STOCKHOLDERS’ EQUITY
Cash dividends paid during the six months ended June 30, 2019 for dividends declared on February 19, 2019 and April 24, 2019 were $116.6 million. Cash dividends paid during the six months ended June 30, 2018 was $120.2 million.

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
In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300.0 million for the purchase of ordinary shares. We repurchased 4.0 million of ordinary shares for a total consideration of $90.1 million during the six months ended June 30, 2019 under our authorized share repurchase program. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss attributable to Noncontrolling interest
December 31, 2018	$(1,234.4)	$(32.9)	$(92.4)	$(1,359.7)	$(4.0)
Other comprehensive income (loss) before reclassifications, net of tax	(2.6)	5.2	1.0	3.6	1.3
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	6.4	1.4	7.8	—
Other comprehensive income (loss), net of tax	(2.6)	11.6	2.4	11.4	1.3
June 30, 2019	$(1,237.0)	$(21.3)	$(90.0)	$(1,348.3)	$(2.7)
Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(13.2)	$1.1	$(12.5)	$3.6	Revenue
	2.3	3.5	4.9	5.1	Cost of sales
	—	(0.1)	0.1	—	Selling, general and administrative expense
	1.0	(0.1)	(1.4)	(4.7)	Other income (expense), net
	(9.9)	4.4	(8.9)	4.0	Income (loss) before income taxes
	(3.2)	0.8	(2.5)	0.6	Provision for income taxes (Note 17)
	$(6.7)	$3.6	$(6.4)	$3.4	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	(1.5)	(0.3)	(1.9)	(0.3)	(a)
	(1.5)	(0.3)	(1.9)	(0.3)	Income (loss) before income taxes
	(0.4)	—	(0.5)	—	Provision for income taxes (Note 17)
	$(1.1)	$(0.3)	$(1.4)	$(0.3)	Net income (loss)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for nonvested share options and time-based and performance-based restricted stock units $21.1 million and $12.9 million for the three months ended June 30, 2019 and 2018, respectively, and $41.5 million and $25.8 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 15. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Subsea	$4.5	$11.0	$6.8	$14.1
Onshore/Offshore	2.1	(9.1)	5.9	(5.6)
Surface Technologies	1.2	4.3	2.7	6.7
Corporate and other	1.4	5.2	10.3	7.7
Total impairment, restructuring and other expenses	$9.2	$11.4	$25.7	$22.9

Restructuring charges during the three and six months ended June 30, 2019 and 2018 primarily consisted of severance and other employee related costs.
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
Guarantees consisted of the following:

(In millions)	June 30, 2019	December 31, 2018
Financial guarantees(a)	$949.8	$750.4
Performance guarantees(b)	4,093.9	4,047.6
Maximum potential undiscounted payments	$5,043.7	$4,798.0

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
On March 28, 2016, FMC Technologies received an inquiry from the U.S. Department of Justice (“DOJ”) related to the DOJ's investigation of whether certain services Unaoil S.A.M. provided to its clients, including FMC Technologies, violated the U.S. Foreign Corrupt Practices Act (“FCPA”). On March 29, 2016, Technip S.A. also received an inquiry from the DOJ related to Unaoil. We cooperated with the DOJ's investigations and, with regard to FMC Technologies, a related investigation by the U.S. Securities and Exchange Commission (“SEC”).
In late 2016, Technip S.A. was contacted by the DOJ regarding its investigation of offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant, and we have also raised with DOJ certain other projects performed by Technip S.A. subsidiaries in Brazil between 2002 and 2013. The DOJ has also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We cooperated with the DOJ in its investigation into potential violations of the FCPA in connection with these projects. We contacted and cooperated with the Brazilian authorities (Federal Prosecution Service (“MPF”), the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”)) with their investigation concerning the projects in Brazil and have also contacted and are cooperating with French authorities (the Parquet National Financier (“PNF”)) with their investigation about these existing matters.
On June 25, 2019, we announced a global resolution to pay a total of $301.3 million to the DOJ, the SEC, the MPF, and the CGU/AGU to resolve these anti-corruption investigations. We will not be required to have a monitor and will, instead, provide reports on our anti-corruption program to the Brazilian and U.S. authorities for two and three years, respectively.
As part of this resolution, we entered into a three-year Deferred Prosecution Agreement (“DPA”) with the DOJ related to charges of conspiracy to violate the FCPA related to conduct in Brazil and with Unaoil. In addition, Technip USA, Inc., a U.S. subsidiary, pled guilty to one count of conspiracy to violate the FCPA related to conduct in Brazil. We will also provide the DOJ reports on our anti-corruption program during the term of the DPA.
In Brazil, our subsidiaries Technip Brasil - Engenharia, Instalações E Apoio Marítimo Ltda. and Flexibrás Tubos Flexíveis Ltda. entered into leniency agreements with both the MPF and the CGU/AGU. We have committed, as part of those agreements, to make certain enhancements to their compliance programs in Brazil during a two-year self-reporting period, which aligns with our commitment to cooperation and transparency with the compliance community in Brazil and globally.
Additionally, we have reached an agreement in principle with the SEC Staff, subject to final SEC approval.
To date, the investigation by PNF related to historical projects in Equatorial Guinea and Ghana has not reached resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. As we continue to progress our discussions with PNF towards resolution, the amount of a settlement could exceed this provision.
There is no certainty that a settlement with PNF will be reached or that the settlement will not exceed current accruals. The PNF has a broad range of potential sanctions under anticorruption laws and regulations that it may seek to impose in appropriate circumstances including, but not limited to, fines, penalties, and modifications to business practices and compliance programs. Any of these measures, if applicable to us, as well as potential customer reaction to such measures, could have a material adverse impact on our business, results of operations, and financial condition. If we cannot reach a resolution with the PNF, we could be subject to criminal proceedings in France, the outcome of which cannot be predicted.
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at June 30, 2019 and December 31, 2018, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.

NOTE 17. INCOME TAXES
Our provision for income taxes for the three months ended June 30, 2019 and 2018 reflected effective tax rates of 0.8% and 37.0%, respectively. Our provision for income tax for the six months ended June 30, 2019 and 2018 reflect effective tax rates of 10.3% and 36.1%, respectively. The year-over-year decrease in the effective tax rate for the six months ended June 30, 2019 and 2018 was primarily due to recognized tax benefits related to the finalization of previously estimated tax liabilities based on the filing of tax returns in certain jurisdictions and the release of a valuation allowance previously recorded against certain deferred tax assets in Brazil, offset in part by the reduced benefit of losses in jurisdictions with a full valuation allowance, the impact of a nondeductible legal provision, and an unfavorable change in earnings mix. In addition, individual tax items, combined with higher profitability in the prior period, had a greater impact on the effective tax rate in the six months ended June 30, 2019 as compared to the same period in 2018.
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At June 30, 2019, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	631.5	718.1
Brazilian real	963.8	251.5
British pound	163.0	206.9
Norwegian krone	1,183.5	138.9
Malaysian ringgit	393.0	95.1
Singapore dollar	120.1	88.7
Japanese yen	8,447.0	78.4
Australian dollar	108.4	76.3
Mexican peso	(287.0)	(15.0)
Canadian dollar	(90.8)	(69.3)
U.S. dollar	(1,270.0)	(1,270.0)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2019, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(14.0)	(3.7)
Euro	(0.7)	(0.8)
Norwegian krone	(5.1)	(0.6)
U.S. dollar	4.8	4.8

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	June 30, 2019		December 31, 2018
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$61.0	$108.8	$83.8	$127.7
Long-term - Derivative financial instruments	20.7	56.1	9.0	35.6
Total derivatives designated as hedging instruments	81.7	164.9	92.8	163.3
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	12.2	18.1	11.9	10.7
Long-term - Derivative financial instruments	—	—	0.1	0.1
Total derivatives not designated as hedging instruments	12.2	18.1	12.0	10.8
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	19.1	—	9.2	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	19.1	—	9.2
Total derivatives	$113.0	$202.1	$114.0	$183.3

Cash flow derivative hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $21.4 million and $33.0 million at June 30, 2019 and December 31, 2018, respectively. We expect to transfer an approximately $2.8 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2023.
The following tables present the location of gains (losses) on the consolidated statements of other comprehensive income and/or the consolidated statements of income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Foreign exchange contracts	$(13.6)	$(54.7)	$3.0	$(40.5)

The following represents the effect of cash flow hedge accounting on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

(In millions)	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income	$(13.2)	$2.3	$—	$1.0	$1.1	$3.5	$(0.1)	$(0.1)
Amounts excluded from effectiveness testing	(0.8)	1.9	—	(12.5)	0.3	(0.9)	—	0.7
Total cash flow hedge gain (loss) recognized in income	(14.0)	4.2	—	(11.5)	1.4	2.6	(0.1)	0.6

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.1)	(0.1)	—	8.3	(1.2)	0.1	—	11.8
Total	$(14.1)	$4.1	$—	$(3.2)	$0.2	$2.7	$(0.1)	$12.4

(In millions)	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income	$(12.5)	$4.9	$0.1	$(1.4)	$3.6	$5.1	$—	$(4.7)
Amounts excluded from effectiveness testing	(1.1)	(2.2)	—	(22.1)	0.8	(2.0)	—	3.2
Total cash flow hedge gain (loss) recognized in income	(13.6)	2.7	0.1	(23.5)	4.4	3.1	—	(1.5)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(1.1)	(0.1)	—	5.0	(0.9)	0.2	—	(1.6)
Total	$(14.7)	$2.6	$0.1	$(18.5)	$3.5	$3.3	$—	$(3.1)

Balance Sheet Offsetting - We execute derivative contracts only with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2019 and December 31, 2018, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2019			December 31, 2018
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$113.0	$(92.0)	$21.0	$114.0	$(105.9)	$8.1
Derivative liabilities	$202.1	$(92.0)	$110.1	$183.3	$(105.9)	$77.4

NOTE 19. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2019				December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities(a)	$50.4	$50.4	$—	$—	$40.4	$40.4	$—	$—
Money market fund	1.8	—	1.8	—	1.6	—	1.6	—
Stable value fund(b)	1.4	—	—	—	0.5	—	—	—
Held-to-maturity debt securities	60.0	—	60.0	—	20.0	—	20.0	—
Derivative financial instruments
Synthetic bonds - call option premium	19.1	—	19.1	—	9.2	—	9.2	—
Foreign exchange contracts	93.9	—	93.9	—	104.8	—	104.8	—
Asset held for sale	13.5	—	—	13.5	9.6	—	—	9.6
Total assets	$240.1	$50.4	$174.8	$13.5	$186.1	$40.4	$135.6	$9.6
Liabilities
Redeemable financial liability	$412.8	$—	$—	$412.8	$408.5	$—	$—	$408.5
Derivative financial instruments
Synthetic bonds - embedded derivatives	19.1	—	19.1	—	9.2	—	9.2	—
Foreign exchange contracts	183.0	—	183.0	—	174.1	—	174.1	—
Liabilities held for sale	20.1	—	—	20.1	16.2	—	—	16.2
Total liabilities	$635.0	$—	$202.1	$432.9	$608.0	$—	$183.3	$424.7

(a)	Includes fixed income and other investments measured at fair value.

(b)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
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

A decrease of one percentage point in the discount rate would have increased the liability by $3.3 million as of June 30, 2019. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.
Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Balance at beginning of period	$318.3	$383.2	$408.5	$312.0
Less: Gains (losses) recognized in net interest expense	(140.2)	(49.1)	(224.9)	(120.3)
Less: Settlements	45.7	124.2	220.6	124.2
Balance at end of period	$412.8	$308.1	$412.8	$308.1

Redeemable noncontrolling interest - In the first quarter of 2018, we acquired a 51% share in Island Offshore. The noncontrolling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement. As of June 30, 2019 and December 31, 2018, the fair value of our redeemable noncontrolling interest was $38.5 million. See Note 2 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the acquisition.
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
Other fair value disclosures
Fair value of debt - The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of June 30, 2019 was $1,983.8 million and $2,155.7 million, respectively. The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of December 31, 2018 were $1,998.6 million and $2,109.7 million.
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
NOTE 20. SUBSEQUENT EVENT
In July 2019, we paid approximately $160 million as part of our previously announced global resolution to pay a total of $301.3 million to resolve certain anti-corruption investigations. See Note 16 for further details regarding the global resolution.

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
Onshore/Offshore - Onshore market activity continues to provide a tangible set of opportunities, particularly for natural gas monetization projects, as natural gas continues to take a larger share of global energy demand. Market conditions for liquefied natural gas (“LNG”) have improved as rising demand continues to rebalance an oversupplied market. This is driving an improved outlook for our business, and we see potential for significant new liquefaction and regasification capacity to be sanctioned in the near and intermediate term. As an industry leader, we are well positioned for this growth and are actively pursuing several opportunities. The first project award to materialize in 2019 was the Arctic LNG 2 contract. This project will bring on-stream three LNG trains with total capacity of nearly 20 million metric tonnes per annum. This award further demonstrates our leadership in the delivery of large scale modularized fabrication for harsh environment mega projects.
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
North American activity continued to decline in the first half of 2019 in both drilling and completions-related activities. Reduced operator spending, mainly driven by increased capital discipline and by oil-price volatility, has also negatively impacted equipment and services pricing as the market adjusts to the excess capacity created by the lower activity. Despite the near-term volatility, we are continuing to introduce new, innovative commercial models in North America.

Activity in our Surface Technologies business outside of North America has been more resilient. Activity has increased in the first half of 2019 compared with first half of 2018 and we expect activity to continue to be strong throughout 2019, although most markets continue to experience pressure from competitive pricing.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	Three Months Ended
	June 30,		Change
(In millions, except %)	2019	2018	$	%
Revenue	$3,434.2	$2,960.9	473.3	16.0

Costs and expenses
Cost of sales	2,745.2	2,422.2	323.0	13.3
Selling, general and administrative expense	323.8	281.4	42.4	15.1
Research and development expense	29.5	53.6	(24.1)	(45.0)
Impairment, restructuring and other expenses (Note 15)	9.2	11.4	(2.2)	(19.3)
Merger transaction and integration costs	12.9	9.0	3.9	43.3
Total costs and expenses	3,120.6	2,777.6	343.0	12.3

Other income (expense), net	(72.6)	2.2	(74.8)	n/a
Income from equity affiliates (Note 10)	14.2	40.2	(26.0)	(64.7)
Net interest expense	(140.6)	(50.9)	(89.7)	(176.2)
Income before income taxes	114.6	174.8	(60.2)	(34.4)
Provision for income taxes (Note 17)	0.9	64.7	(63.8)	(98.6)
Net income	113.7	110.1	3.6	3.3
Net income attributable to noncontrolling interests	(16.7)	(4.4)	(12.3)	(279.5)
Net income attributable to TechnipFMC plc	$97.0	$105.7	(8.7)	(8.2)
Revenue
Revenue increased $473.3 million or 16.0% in the second quarter of 2019 compared to the second quarter of 2018, primarily as a result of increased project activity. Subsea revenue increased year over year with higher project-related activity and increased demand in services. Onshore/Offshore activity also increased with recent awards in the downstream, petrochemical, and offshore sectors, partially offset by the progression of major projects towards completion. Surface Technologies’ revenue increased primarily as a result of improving order backlog from international markets, primarily in the Asia Pacific and Middle East regions.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales increased to 20.1% in the second quarter of 2019, from 18.2% in the prior year period. The improvement in gross profit as a percentage of sales was primarily due to the realization of a lower operating cost structure and strong project execution.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $42.4 million year-over-year, primarily as a result of increased sales activity.
Impairment, Restructuring and Other Expenses
We incurred $9.2 million of restructuring charges during the second quarter of 2019, primarily related to employee severance.
Merger Transaction and Integration Costs
We incurred integration costs of $12.9 million during the second quarter of 2019, primarily due to integration activities pertaining to combining the two legacy companies.

Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the second quarter of 2019, we recognized $18.0 million of net foreign exchange losses, compared to $24.3 million of net foreign exchange losses in the second quarter of 2018.
Net Interest Expense
During three months ended June 30, 2019, we revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $140.2 million to reflect the incremental liability to our partners. Refer to Note 19 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value. Net interest expense, excluding the fair value measurement of the mandatorily redeemable financial liability, also includes interest income and expenses, which were lower by $1.4 million on a net basis compared to three months ended June 30, 2018.
Provision for Income Taxes
The effective tax rate was 0.8% and 37.0% for the three months ended June 30, 2019 and 2018, respectively. The year-over-year decrease in the effective tax rate was primarily due to recognized tax benefits related to the finalization of previously estimated tax liabilities based on the filing of tax returns in certain jurisdictions, offset in part by the reduced benefit of losses in jurisdictions with a full valuation allowance, the impact of a nondeductible legal provision and an unfavorable change in earnings mix. In addition, individual tax items, combined with higher profitability in the prior period, had a greater impact on the effective tax rate in the six months ended June 30, 2019 as compared to the same period in 2018.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Six Months Ended
	June 30,		Change
(In millions, except %)	2019	2018	$	%
Revenue	$6,347.2	$6,086.1	261.1	4.3

Costs and expenses
Cost of sales	5,157.1	4,946.8	210.3	4.3
Selling, general and administrative expense	621.6	584.5	37.1	6.3
Research and development expense	69.4	94.7	(25.3)	(26.7)
Impairment, restructuring and other expenses (Note 15)	25.7	22.9	2.8	12.2
Merger transaction and integration costs	25.0	14.6	10.4	71.2
Total costs and expenses	5,898.8	5,663.5	235.3	4.2

Other income (expense), net	(98.8)	(23.0)	(75.8)	(329.6)
Income from equity affiliates (Note 10)	28.1	54.2	(26.1)	(48.2)
Net interest expense	(228.8)	(138.3)	(90.5)	(65.4)
Income before income taxes	148.9	315.5	(166.6)	(52.8)
Provision for income taxes (Note 17)	15.4	114.0	(98.6)	(86.5)
Net income	133.5	201.5	(68.0)	(33.7)
Net income attributable to noncontrolling interests	(15.6)	(0.7)	(14.9)	n/a
Net income attributable to TechnipFMC plc	$117.9	$200.8	(82.9)	(41.3)
Revenue
Revenue increased $261.1 million or 4.3% in the first six months of 2019 compared to the prior-year period, primarily as a result of improved project activity. Subsea revenue increased year-over-year with higher project-related activity and increased demand in services. Onshore/Offshore revenue declined as projects progressed towards completion, driven primarily by Yamal LNG, partially offset by an increase in project activity in the Middle East and Asia Pacific regions. Surface Technologies revenue increased primarily as a result of improving order backlog from international markets, primarily in the Asia Pacific and Middle East regions.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales slightly increased to 18.8% in the first six months of 2019, from 18.7% in the prior-year period. The improvement in gross profit as a percentage of sales was primarily due to the realization of a lower operating cost structure and strong project execution.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $37.1 million year-over-year, primarily as a result of increased sales activity.
Impairment, Restructuring and Other Expense
We incurred $25.7 million of restructuring charges during the first six months of 2019, primarily related to employee severance.
Merger Transaction and Integration Costs
We incurred merger transaction and integration costs of $25.0 million during the first six months of 2019, primarily due to integration activities pertaining to combining the two legacy companies.

Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first six months of 2019, we recognized $29.6 million of net foreign exchange losses, compared with $43.3 million of net foreign exchange loss in the prior year period.
Net Interest Expense
Net interest expense increased $90.5 million in the first six months of 2019 compared to 2018, primarily due to the change in the fair value of the redeemable financial liability. We revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $224.9 million. See Note 19 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value. Net interest expense, excluding the fair value measurement of the mandatorily redeemable financial liability, also includes interest income and expenses, which were lower by $14.1 million on a net basis as compared to the same period in 2018.
Provision for Income Taxes
The effective tax rate was 10.3% and 36.1% for the six months ended June 30, 2019 and 2018, respectively. The year-over-year decrease in the effective tax rate was primarily due to recognized tax benefits related to the finalization of previously estimated tax liabilities based on the filing of tax returns in certain jurisdictions and the release of a valuation allowance previously recorded against certain deferred tax assets in Brazil, offset in part by the reduced benefit of losses in jurisdictions with a full valuation allowance, the impact of a nondeductible legal provision and an unfavorable change in earnings mix. In addition, individual tax items, combined with higher profitability in the prior period, had a greater impact on the effective tax rate in the six months ended June 30, 2019 as compared to the same period in 2018.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC THREE MONTHS ENDED JUNE 30, 2019 AND 2018
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 6 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2019	2018	$	%
Revenue	$1,508.7	$1,217.4	291.3	23.9
Operating profit	$94.6	$75.9	18.7	24.6

Operating profit as a percentage of revenue	6.3%	6.2%		0.1
Subsea revenue increased $291.3 million or 23.9% year-over-year, primarily due to higher project-related activity and growth in Subsea services. Integrated (iEPCI™) project activity continues to represent an increasing share of revenue.
Operating profit increased versus the prior-year quarter primarily due to the achievement of key milestones on projects nearing completion and increased project activity. Additionally, the second quarter of 2019 included $4.5 million of impairment, restructuring and other severance charges which compared favorably to $11.0 million incurred in the second quarter of 2018.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.
Onshore/Offshore

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2019	2018	$	%
Revenue	$1,505.0	$1,342.4	162.6	12.1
Operating profit	$274.0	$171.3	102.7	60.0

Operating profit as a percentage of revenue	18.2%	12.8%		5.4
Onshore/Offshore revenue increased $162.6 million or 12.1% year-over-year due to increased activity on recent awards in the downstream, petrochemical, and offshore sectors, more than offsetting a reduction in revenue from Yamal LNG as the project nears completion.
Operating profit increased versus the prior-year quarter, due to incremental profit related to strong execution and a bonus for completion of key milestones on Yamal LNG. Additionally, the second quarter of 2019 included $2.1 million of impairment, restructuring and other severance charges which compared favorably to $9.1 million incurred in the second quarter of 2018.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Surface Technologies

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2019	2018	$	%
Revenue	$420.5	$401.1	19.4	4.8
Operating profit	$25.5	$51.5	(26.0)	(50.5)

Operating profit as a percentage of revenue	6.1%	12.8%		(6.7	) pts.
Surface Technologies revenue increased $19.4 million or 4.8% year-over-year, primarily driven by higher wellhead equipment sales globally and frac rental service revenue in North America, partially offset by reduced flowline product sales due to lower completions-related activity in North America.
Operating profit decreased year-over-year, primarily due to the continued decline in completions-related activity and unfavorable product line mix in North America.
Additionally, the second quarter of 2019 included $1.2 million of impairment, restructuring and other severance charges which compared favorably to $4.3 million incurred in the second quarter of 2018.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.
Corporate Items

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Corporate expense	$(138.9)	$(73.0)	(65.9)	(90.3)
Corporate expense in the second quarter was $138.9 million. This included charges and credits totaling $69.5 million of expense resulting from net legal provisions of $55.2 million and $14.3 million of expense primarily related to merger integration. Excluding charges and credits, corporate expense was $69.4 million which included $18.0 million of foreign exchange losses.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC SIX MONTHS ENDED JUNE 30, 2019 AND 2018
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 6 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Revenue	$2,694.0	$2,397.6	296.4	12.4
Operating profit	$144.5	$130.3	14.2	10.9

Operating profit as a percentage of revenue	5.4%	5.4%		—
Subsea revenue increased $296.4 million or 12.4% year-over-year, primarily due to higher project-related activity and growth in Subsea services. Integrated project activity continues to represent an increasing share of revenue.
Operating profit increased year-over-year, primarily due to the achievement of key milestones on projects nearing completion and increased project activity, partially offset by more competitively priced backlog. Additionally, the first six months of 2019 included $6.8 million impairment, restructuring and other severance charges which compared favorably to $14.1 million incurred in the prior year.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Onshore/Offshore

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Revenue	$2,840.1	$2,915.8	(75.7)	(2.6)
Operating profit	$429.7	$374.2	55.5	14.8

Operating profit as a percentage of revenue	15.1%	12.8%		2.3	pts.
Onshore/Offshore revenue decreased $75.7 million or 2.6% year-over-year as we moved closer to completion on Yamal LNG, partially offset by increased activity on recent awards in the downstream, petrochemical and offshore sectors. Projects awarded in recent quarters are in early stages of completion and will contribute more significantly in subsequent quarters as the projects progress.
Operating profit increased year-over-year, primarily due to strong project execution across many portfolio projects, primarily Yamal LNG. Additionally, the first six months of 2019 included $5.9 million of impairment, restructuring and other severance charges compared to the first six months ended June 30, 2018 favorably impacted by $5.6 million.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Surface Technologies

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Revenue	$813.1	$772.7	40.4	5.2
Operating profit	$36.0	$82.1	(46.1)	(56.2)

Operating profit as a percentage of revenue	4.4%	10.6%		(6.2	) pts.
Surface Technologies revenue increased $40.4 million or 5.2% year-over-year, primarily driven by higher demand for pressure control equipment outside the Americas. North American revenue declined in the period as a result of lower activity.
Operating profit decreased year-over-year, primarily due to the continued decline in completions-related activity, one-time charges related to new product introduction and unfavorable product line mix in North America. Operating profit outside the Americas was negatively impacted by delays in shipments of backlog orders now expected to be delivered throughout the remainder of 2019.
Additionally, the first six months of 2019 included $2.7 million of impairment, restructuring and other severance charges which compared favorably to $6.7 million incurred in the prior year.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.
Corporate Items

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Corporate expense	$(232.5)	$(132.8)	(99.7)	(75.1)
Corporate expense in the six months ended June 30, 2019 was $232.5 million. This includes charges and credits totaling $90.5 million of expense resulting from net legal provisions of $55.2 million and $35.3 million of expense primarily related to merger integration. Excluding charges and credits, corporate expense was $142.0 million which included $29.6 million of foreign exchange losses.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles “GAAP”, we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended) below.
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2019
	Net income attributable to TechnipFMC plc	Net income attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$97.0	$16.7	$0.9	$140.6	$255.2	$117.5	$372.7

Charges and (credits):
Impairment and other charges	0.4	—	0.1	—	0.5	—	0.5
Restructuring and other severance charges	6.7	—	2.0	—	8.7	—	8.7
Business combination transaction and integration costs	9.8	—	3.1	—	12.9	—	12.9
Legal provision, net	55.2	—	—	—	55.2	—	55.2
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Adjusted financial measures	$175.6	$16.7	$8.1	$140.6	$341.0	$109.0	$450.0

Diluted earnings per share attributable to TechnipFMC plc, as reported	$0.21
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.39

	Three Months Ended
	June 30, 2018
	Net income attributable to TechnipFMC plc	Net income attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$105.7	$4.4	$64.7	$50.9	$225.7	$138.7	$364.4

Charges and (credits):
Impairment and other charges	6.9	—	2.6	—	9.5	—	9.5
Restructuring and other severance charges	1.4	—	0.5	—	1.9	—	1.9
Business combination transaction and integration costs	6.5	—	2.5	—	9.0	—	9.0
Purchase price accounting adjustment	11.3	—	3.4	—	14.7	(22.3)	(7.6)
Adjusted financial measures	$131.8	$4.4	$73.7	$50.9	$260.8	$116.4	$377.2

Diluted earnings per share attributable to TechnipFMC plc, as reported	$0.23
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.28

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Six Months Ended
	June 30, 2019
	Net income attributable to TechnipFMC plc	Net income attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$117.9	$15.6	$15.4	$228.8	$377.7	$236.9	$614.6

Charges and (credits):
Impairment and other charges	0.9	—	0.3	—	1.2	—	1.2
Restructuring and other severance charges	18.3	—	6.2	—	24.5	—	24.5
Business combination transaction and integration costs	18.7	—	6.3	—	25.0	—	25.0
Reorganization	19.2	—	6.1	—	25.3	—	25.3
Legal provision, net	55.2	—	—	—	55.2	—	55.2
Purchase price accounting adjustment	13.0	—	4.0	—	17.0	(17.0)	—
Valuation allowance	(40.3)	—	40.3	—	—	—	—
Adjusted financial measures	$202.9	$15.6	$78.6	$228.8	$525.9	$219.9	$745.8

Diluted earnings per share attributable to TechnipFMC plc, as reported	$0.26
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.45

	Six Months Ended
	June 30, 2018
	Net income attributable to TechnipFMC plc	Net income attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$200.8	$0.7	$114.0	$138.3	$453.8	$270.5	$724.3

Charges and (credits):
Impairment and other charges	9.1	—	3.4	—	12.5	—	12.5
Restructuring and other severance charges	7.6	—	2.8	—	10.4	—	10.4
Business combination transaction and integration costs	10.6	—	4.0	—	14.6	—	14.6
Purchase price accounting adjustment	35.2	—	10.8	—	46.0	(44.0)	2.0
Adjusted financial measures	$263.3	$0.7	$135.0	$138.3	$537.3	$226.5	$763.8

Diluted earnings per share attributable to TechnipFMC plc, as reported	$0.43
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.57

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2019
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$1,508.7	$1,505.0	$420.5	$—	$3,434.2

Operating profit (loss), as reported (pre-tax)	$94.6	$274.0	$25.5	$(138.9)	$255.2

Charges and (credits):
Impairment and other charges	(0.1)	—	0.6	—	0.5
Restructuring and other severance charges	4.6	2.1	0.6	1.4	8.7
Business combination transaction and integration costs	—	—	—	12.9	12.9
Legal provision, net	—	—	—	55.2	55.2
Purchase price accounting adjustments - amortization related	8.5	—	—	—	8.5
Subtotal	13.0	2.1	1.2	69.5	85.8

Adjusted Operating profit (loss)	107.6	276.1	26.7	(69.4)	341.0

Adjusted Depreciation and amortization	78.6	5.8	20.0	4.6	109.0

Adjusted EBITDA	$186.2	$281.9	$46.7	$(64.8)	$450.0

Operating profit margin, as reported	6.3%	18.2%	6.1%		7.4%

Adjusted Operating profit margin	7.1%	18.3%	6.3%		9.9%

Adjusted EBITDA margin	12.3%	18.7%	11.1%		13.1%

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2018
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$1,217.4	$1,342.4	$401.1	$—	$2,960.9

Operating profit (loss), as reported (pre-tax)	$75.9	$171.3	$51.5	$(73.0)	$225.7

Charges and (credits):
Impairment and other charges	6.8	(2.6)	1.4	3.9	9.5
Restructuring and other severance charges	4.2	(6.5)	2.9	1.3	1.9
Business combination transaction and integration costs	—	—	—	9.0	9.0
Purchase price accounting adjustments - non-amortization related	(8.6)	—	1.2	(0.2)	(7.6)
Purchase price accounting adjustments - amortization related	22.4	—	(0.2)	0.1	22.3
Subtotal	24.8	(9.1)	5.3	14.1	35.1

Adjusted Operating profit (loss)	100.7	162.2	56.8	(58.9)	260.8

Adjusted Depreciation and amortization	90.5	8.7	15.8	1.4	116.4

Adjusted EBITDA	$191.2	$170.9	$72.6	$(57.5)	$377.2

Operating profit margin, as reported	6.2%	12.8%	12.8%		7.6%

Adjusted Operating profit margin	8.3%	12.1%	14.2%		8.8%

Adjusted EBITDA margin	15.7%	12.7%	18.1%		12.7%

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Six Months Ended
	June 30, 2019
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$2,694.0	$2,840.1	$813.1	$—	$6,347.2

Operating profit (loss), as reported (pre-tax)	$144.5	$429.7	$36.0	$(232.5)	$377.7

Charges and (credits):
Impairment and other charges	0.6	—	0.6	—	1.2
Restructuring and other severance charges	6.2	5.9	2.1	10.3	24.5
Business combination transaction and integration costs	—	—	—	25.0	25.0
Reorganization	—	25.3	—	—	25.3
Legal provision, net	—	—	—	55.2	55.2
Purchase price accounting adjustments - amortization related	17.0	—	—	—	17.0
Subtotal	23.8	31.2	2.7	90.5	148.2

Adjusted Operating profit (loss)	168.3	460.9	38.7	(142.0)	525.9

Adjusted Depreciation and amortization	157.6	15.8	38.1	8.4	219.9

Adjusted EBITDA	$325.9	$476.7	$76.8	$(133.6)	$745.8

Operating profit margin	5.4%	15.1%	4.4%		6.0%

Adjusted Operating profit margin	6.2%	16.2%	4.8%		8.3%

Adjusted EBITDA margin	12.1%	16.8%	9.4%		11.8%

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Six Months Ended
	June 30, 2018
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$2,397.6	$2,915.8	$772.7	$—	$6,086.1

Operating profit (loss), as reported (pre-tax)	$130.3	$374.2	$82.1	$(132.8)	$453.8

Charges and (credits):
Impairment and other charges	7.2	—	1.4	3.9	12.5
Restructuring and other severance charges	6.9	(5.6)	5.3	3.8	10.4
Business combination transaction and integration costs	—	—	—	14.6	14.6
Purchase price accounting adjustments - non-amortization related	(2.6)	—	4.8	(0.2)	2.0
Purchase price accounting adjustments - amortization related	44.3	—	(0.3)	—	44.0
Subtotal	55.8	(5.6)	11.2	22.1	83.5

Adjusted Operating profit (loss)	186.1	368.6	93.3	(110.7)	537.3

Adjusted Depreciation and amortization	177.1	17.3	29.6	2.5	226.5

Adjusted EBITDA	$363.2	$385.9	$122.9	$(108.2)	$763.8

Operating profit margin, as reported	5.4%	12.8%	10.6%		7.5%

Adjusted Operating profit margin	7.8%	12.6%	12.1%		8.8%

Adjusted EBITDA margin	15.1%	13.2%	15.9%		12.5%

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Subsea	$2,632.7	$1,516.2	$5,310.4	2,744.0
Onshore/Offshore	8,131.2	2,300.8	11,270.0	4,150.4
Surface Technologies	415.7	414.7	783.6	824.3
Total inbound orders	$11,179.6	$4,231.7	$17,364.0	$7,718.7
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. See “Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations” Note 5 to our condensed consolidated financial statements of this Quarterly Report for more information on order backlog.

	Order Backlog
(In millions)	June 30, 2019	December 31, 2018
Subsea	$8,747.0	$5,999.6
Onshore/Offshore	16,608.3	8,090.5
Surface Technologies	426.6	469.9
Total order backlog	$25,781.9	$14,560.0
Subsea - Order backlog for Subsea at June 30, 2019 increased by $2.7 billion compared to December 31, 2018. Subsea backlog of $8.7 billion at June 30, 2019 was composed of various subsea projects, including Anadarko Golfinho; Petrobras pipelay support vessels and Mero I; Eni Coral and Merakes; Lundin Solveig and Rolvsnes; Equinor Johan Sverdrup Phase 2; Neptune Cara & Gioa; Energean Karish; Reliance MJ1; ConocoPhillips Tor II; BP Thunderhorse South Extension 2; and ExxonMobil Liza.
Onshore/Offshore - Onshore/Offshore order backlog at June 30, 2019 increased by $8.5 billion compared to December 31, 2018. Onshore/Offshore backlog of $16.6 billion was composed of various projects, including Arctic LNG 2, Yamal LNG; Midor refinery expansion; BP Tortue FPSO; ExxonMobil Beaumont refinery expansion; Long Son Petrochemicals; Energean Karish; HURL fertilizer plants; Neste bio-diesel expansion; and HPCL Visakh refinery.
Surface Technologies - Order backlog for Surface Technologies at June 30, 2019 decreased by $43.3 million compared to December 31, 2018. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within twelve months.
Non-consolidated backlog - Non-consolidated backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.

Non-consolidated backlog
(In millions)	June 30, 2019
Subsea	$873.8
Onshore/Offshore	2,825.4
Total order backlog	$3,699.2

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
The following table provides a reconciliation of our cash and cash equivalents to net (debt) cash, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$4,621.3	$5,540.0
Short-term debt and current portion of long-term debt	(80.7)	(67.4)
Long-term debt, less current portion	(3,701.1)	(4,124.3)
Net cash	$839.5	$1,348.3
Cash Flows
We generated $195.5 million of cash from operating activities during the six months ended June 30, 2019 as compared to $485.2 million cash used by operating activities during the same period in 2018. The change was primarily due to a significant decrease in trade payables during the six months ended June 30, 2018.
Investing activities consumed $287.5 million and $235.7 million of cash during the six months ended June 30, 2019 and 2018, respectively. The increase in cash consumed by investing activities was primarily due to increase in capital expenditures.
Financing activities used $828.5 million and $405.9 million of cash during the six months ended June 30, 2019 and 2018, respectively. The increase in cash used by financing activities was primarily due to repayments of commercial papers and settlements of mandatorily redeemable financial liability in the first half of 2019.
Debt and Liquidity
Credit Facility - The following is a summary of our revolving credit facility at June 30, 2019:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding(a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$—	$1,431.2	$—	$1,068.8	January 2023

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $1,431.2 million of commercial paper issued under our facility at June 30, 2019. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at June 30, 2019.

As of June 30, 2019, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $1,068.8 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses.
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
In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300.0 million for the purchase of ordinary shares. Additionally, on July 23, 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.13 per ordinary share payable on or shortly after September 4, 2019.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting estimates. During the six months ended June 30, 2019, there were no changes to our identified critical accounting estimates.
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
Our operating profit was positively impacted by approximately $275.1 million and $432.3 million for the three and six months ended June 30, 2019, respectively, comprised of $147.0 million and $128.1 million for the three months ended and $256.9 million and $175.4 million for the six months ended in our Onshore/Offshore and Subsea segments, respectively.
Our operating profit was positively impacted by approximately $107.4 million and $291.2 million for the three and six months ended June 30, 2018, respectively, comprised of $96.8 million and $10.6 million for the three months ended and $223.3 million and $67.9 million for the six months ended in our Onshore/Offshore and Subsea segments, respectively.
The changes in contract estimates are attributed to better than expected performance throughout our execution of our projects.

OTHER MATTERS
On March 28, 2016, FMC Technologies received an inquiry from the U.S. Department of Justice (“DOJ”) related to the DOJ's investigation of whether certain services Unaoil S.A.M. provided to its clients, including FMC Technologies, violated the U.S. Foreign Corrupt Practices Act (“FCPA”). On March 29, 2016, Technip S.A. also received an inquiry from the DOJ related to Unaoil. We cooperated with the DOJ's investigations and, with regard to FMC Technologies, a related investigation by the U.S. Securities and Exchange Commission (“SEC”).
In late 2016, Technip S.A. was contacted by the DOJ regarding its investigation of offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant, and we have also raised with DOJ certain other projects performed by Technip S.A. subsidiaries in Brazil between 2002 and 2013. The DOJ has also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We cooperated with the DOJ in its investigation into potential violations of the FCPA in connection with these projects. We contacted and cooperated with the Brazilian authorities (Federal Prosecution Service (“MPF”), the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”)) with their investigation concerning the projects in Brazil and have also contacted and are cooperating with French authorities (the Parquet National Financier (“PNF”)) with their investigation about these existing matters.
On June 25, 2019, we announced a global resolution to pay a total of $301.3 million to the DOJ, the SEC, the MPF, and the CGU/AGU to resolve these anti-corruption investigations. We will not be required to have a monitor and will, instead, provide reports on our anti-corruption program to the Brazilian and U.S. authorities for two and three years, respectively.
As part of this resolution, we entered into a three-year Deferred Prosecution Agreement (“DPA”) with the DOJ related to charges of conspiracy to violate the FCPA related to conduct in Brazil and with Unaoil. In addition, Technip USA, Inc., a U.S. subsidiary, pled guilty to one count of conspiracy to violate the FCPA related to conduct in Brazil. We will also provide the DOJ reports on our anti-corruption program during the term of the DPA.
In Brazil, our subsidiaries Technip Brasil - Engenharia, Instalações E Apoio Marítimo Ltda. and Flexibrás Tubos Flexíveis Ltda. entered into leniency agreements with both the MPF and the CGU/AGU. We have committed, as part of those agreements, to make certain enhancements to their compliance programs in Brazil during a two-year self-reporting period, which aligns with our commitment to cooperation and transparency with the compliance community in Brazil and globally.
Additionally, we have reached an agreement in principle with the SEC Staff, subject to final SEC approval.
To date, the investigation by PNF related to historical projects in Equatorial Guinea and Ghana has not reached resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. As we continue to progress our discussions with PNF towards resolution, the amount of a settlement could exceed this provision.
There is no certainty that a settlement with PNF will be reached or that the settlement will not exceed current accruals. The PNF has a broad range of potential sanctions under anticorruption laws and regulations that it may seek to impose in appropriate circumstances including, but not limited to, fines, penalties, and modifications to business practices and compliance programs. Any of these measures, if applicable to us, as well as potential customer reaction to such measures, could have a material adverse impact on our business, results of operations, and financial condition. If we cannot reach a resolution with the PNF, we could be subject to criminal proceedings in France, the outcome of which cannot be predicted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting TechnipFMC, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposure to market risk has not changed materially since December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2019, that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”).
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
Changes in Internal Controls over Financial Reporting
Except for changes in connection with our implementation of the remediation measures or as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2019.
The following table summarizes repurchases of our ordinary shares during the three months ended June 30, 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2019 - April 30, 2019	573,808	$24.70	573,808	15,517,300
May 1, 2019 - May 31, 2019	681,931	$22.63	681,931	14,835,369
June 1, 2019 - June 30, 2019	512,942	$22.85	512,942	14,322,427
Total	1,768,681		1,768,681	14,322,427

(a)	Represents 1,768,681 ordinary shares repurchased and canceled.

(b)	In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300.0 million for the purchase of ordinary shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Within the second quarter 2018, management decided to wind down all business in Iran, with the exception of seeking to collect outstanding receivables for work previously completed in Iran. Since the second quarter 2018, the Company has not and will not accept any new work in Iran.

Pursuant to section 13(r) of the Exchange Act, two of our non-U.S. subsidiaries had contracts with entities in Iran. Pursuant to these contracts, which were terminated in the first and second quarter 2018, we prepared a feasibility study related to improvements to an olefins plant in Iran and also provided engineering and design services for the construction of an ethylene plant in Iran. We have not received any revenue under either of these contracts for the quarter ended June 30, 2019. The expected revenue related to services performed prior to contract termination for the olefins plant and the ethylene plant is 260,000 Euros and 4,000,000 Euros, respectively, which is less than 0.1% of our revenues for the fiscal year ended December 31, 2018. We also had a non-binding arrangement with an engineering, procurement, and construction company in Iran for the purpose of jointly bidding and negotiating for work on two projects in Iran, which we terminated in third quarter 2018. No projects were pursued under the non-binding agreement and no revenue was generated.
We had submitted bids to or had discussions with companies in Iran, including some that may be owned or controlled by the Government of Iran, regarding potential future projects in Iran. In third quarter 2018, we withdrew all pending bids in Iran and will not accept a contract award related to such a project.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: August 8, 2019