Form 10-Q
period 2019-09-30
TechnipFMC plc
filed 2019-11-12
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2019
Ordinary shares, $1.00 par value per share	447,064,767

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as the following:

•	risks associated with our ability to consummate our proposed separation and spin-off, and our ability to achieve the intended benefits and synergies of the transaction;

•	unanticipated changes relating to competitive factors in our industry;

•	demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	potential liabilities arising out of the installation or use of our products;

•	cost overruns related to our fixed price contracts or capital asset construction projects that may affect revenues;

•	our ability to timely deliver our backlog and its effect on our future sales, profitability, and our relationships with our customers;

•	our reliance on subcontractors, suppliers, and joint venture partners in the performance of our contracts;

•	our ability to hire and retain key personnel;

•	piracy risks for our maritime employees and assets;

•	the potential impacts of seasonal and weather conditions;

•	the cumulative loss of major contracts or alliances;

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

•	risks associated with tax liabilities, changes in U.S. federal or international tax laws, or interpretations to which we are subject;

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenue
Service revenue	$2,409.6	$2,276.9	$7,009.5	$6,616.9
Product revenue	839.8	806.2	2,471.9	2,449.6
Lease revenue	85.7	60.7	200.9	163.4
Total revenue	3,335.1	3,143.8	9,682.3	9,229.9

Costs and expenses
Cost of service revenue	1,926.0	1,860.2	5,520.1	5,488.4
Cost of product revenue	743.9	667.4	2,237.2	1,917.5
Cost of lease revenue	56.5	30.9	126.2	99.4
Selling, general and administrative expense	298.1	250.6	919.7	835.1
Research and development expense	40.6	38.6	110.0	133.3
Impairment, restructuring and other expenses (Note 16)	140.3	9.7	166.0	32.6
Separation costs (Note 2)	9.4	—	9.4	—
Merger transaction and integration costs	6.2	6.3	31.2	20.9
Total costs and expenses	3,221.0	2,863.7	9,119.8	8,527.2

Other income (expense), net	(57.7)	10.4	(156.5)	(12.6)
Income from equity affiliates (Note 11)	25.9	16.4	54.0	70.6
Income before net interest expense and income taxes	82.3	306.9	460.0	760.7
Net interest expense	(116.5)	(106.0)	(345.3)	(244.3)
Income (loss) before income taxes	(34.2)	200.9	114.7	516.4
Provision for income taxes (Note 18)	81.1	66.7	96.5	180.7
Net income (loss)	(115.3)	134.2	18.2	335.7
Net (income) loss attributable to noncontrolling interests	(3.8)	2.7	(19.4)	2.0
Net income (loss) attributable to TechnipFMC plc	$(119.1)	$136.9	$(1.2)	$337.7

Earnings (loss) per share attributable to TechnipFMC plc (Note 8)
Basic	$(0.27)	$0.30	$—	$0.73
Diluted	$(0.27)	$0.30	$—	$0.73

Weighted average shares outstanding (Note 8)
Basic	446.9	454.5	448.6	460.0
Diluted	446.9	459.0	448.6	464.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net income (loss)	$(115.3)	$134.2	$18.2	$335.7
Foreign currency translation adjustments(a)	(42.5)	(142.0)	(43.8)	(282.1)

Net gains (losses) on hedging instruments
Net gain (losses) arising during the period	(37.3)	11.2	(32.1)	(21.0)
Reclassification adjustment for net losses included in net income	(17.1)	(3.8)	(10.7)	(7.2)
Net gains (losses) on hedging instruments(b)	(54.4)	7.4	(42.8)	(28.2)

Pension and other post-retirement benefits
Net gains arising during the period	0.4	0.3	1.4	0.3
Reclassification adjustment for amortization of prior service cost included in net income	0.9	0.3	2.3	0.6
Net pension and other postretirement benefits(c)	1.3	0.6	3.7	0.9
Other comprehensive losses, net of tax	(95.6)	(134.0)	(82.9)	(309.4)
Comprehensive income (loss)	(210.9)	0.2	(64.7)	26.3
Comprehensive (income) loss attributable to noncontrolling interest	0.6	2.9	(16.3)	1.2
Comprehensive income (loss) attributable to TechnipFMC plc	$(210.3)	$3.1	$(81.0)	$27.5

(a)
Net of income tax (expense) benefit of $7.9 and nil for the three months ended September 30, 2019 and 2018, respectively, and $7.9 and $(0.5) for the nine months ended September 30, 2019 and 2018, respectively.

(b)
Net of income tax (expense) benefit of $14.4 and $(4.1) for the three months ended September 30, 2019 and 2018, respectively. and $14.1 and $4.8 for the nine months ended September 30, 2019 and 2018, respectively.

(c)
Net of income tax (expense) benefit of $(0.2) and $(0.3) for the three months ended September 30, 2019 and 2018, respectively, and $0.4 and $(0.5) for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$4,504.4	$5,540.0
Trade receivables, net of allowances of $109.7 in 2019 and $119.6 in 2018	2,150.0	2,469.7
Contract assets	1,503.0	1,295.0
Inventories, net (Note 9)	1,411.9	1,251.2
Derivative financial instruments (Note 19)	106.2	95.7
Income taxes receivable	340.2	284.3
Advances paid to suppliers	233.5	189.7
Other current assets (Note 10)	744.2	655.6
Total current assets	10,993.4	11,781.2
Investments in equity affiliates	433.3	394.5
Property, plant and equipment, net of accumulated depreciation of $2,054.0 in 2019 and $2,068.5 in 2018	3,092.0	3,259.8
Operating lease right-of-use assets (Note 5)	904.5	—
Goodwill	7,577.3	7,607.6
Intangible assets, net of accumulated amortization of $728.3 in 2019 and $658.1 in 2018	1,105.6	1,176.7
Deferred income taxes	333.7	232.4
Derivative financial instruments (Note 19)	46.1	18.3
Other assets	293.8	314.0
Total assets	$24,779.7	$24,784.5

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 13)	$299.4	$67.4
Operating lease liabilities (Note 5)	224.3	—
Accounts payable, trade	2,556.4	2,600.3
Contract liabilities	4,122.5	4,085.1
Accrued payroll	402.1	394.7
Derivative financial instruments (Note 19)	226.3	138.4
Income taxes payable	94.0	81.9
Other current liabilities (Note 10)	1,471.0	1,771.6
Total current liabilities	9,396.0	9,139.4
Long-term debt, less current portion (Note 13)	3,608.8	4,124.3
Operating lease liabilities (Note 5)	743.4	—
Deferred income taxes	172.6	209.2
Accrued pension and other post-retirement benefits, less current portion	272.3	298.9
Derivative financial instruments (Note 19)	108.0	44.9
Other liabilities	316.3	540.4
Total liabilities	14,617.4	14,357.1
Commitments and contingent liabilities (Note 17)
Mezzanine equity
Redeemable noncontrolling interest (Note 20)	38.5	38.5
Stockholders’ equity (Note 14)
Ordinary shares, $1.00 par value; 618.3 shares and 618.3 shares authorized in 2019 and 2018, respectively; 447.1 shares and 450.5 shares issued and outstanding in 2019 and 2018, respectively; 4.0 and 14.8 shares canceled in 2019 and 2018, respectively	447.1	450.5
Ordinary shares held in employee benefit trust, at cost; nil and 0.1 shares in 2019 and 2018, respectively	—	(2.4)
Capital in excess of par value of ordinary shares	10,169.7	10,197.0
Retained earnings	901.6	1,072.2
Accumulated other comprehensive loss	(1,439.5)	(1,359.7)
Total TechnipFMC plc stockholders’ equity	10,078.9	10,357.6
Noncontrolling interests	44.9	31.3
Total equity	10,123.8	10,388.9
Total liabilities and equity	$24,779.7	$24,784.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended
	September 30,
	2019	2018
Cash provided (required) by operating activities
Net income	$18.2	$335.7
Adjustments to reconcile net income to cash provided (required) by operating activities
Depreciation	282.5	276.3
Amortization	96.0	136.2
Impairments	127.5	14.1
Employee benefit plan and share-based compensation costs	54.2	27.1
Deferred income tax provision (benefit), net	(122.6)	(44.6)
Unrealized loss on derivative instruments and foreign exchange	108.2	19.0
Income from equity affiliates, net of dividends received	(49.6)	(67.3)
Other	307.6	58.9
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(23.0)	(25.9)
Inventories, net	(190.6)	(259.6)
Accounts payable, trade	19.4	(938.2)
Contract liabilities	124.8	(18.6)
Income taxes payable (receivable), net	(45.3)	(91.8)
Other current assets and liabilities, net	(431.1)	416.6
Other noncurrent assets and liabilities, net	13.2	(182.6)
Cash provided (required) by operating activities	289.4	(344.7)

Cash provided (required) by investing activities
Capital expenditures	(368.4)	(255.2)
Payment to acquire debt securities	(59.7)	—
Proceeds from sale of debt securities	18.9	—
Acquisitions, net of cash acquired	—	(103.4)
Cash divested from deconsolidation	—	(7.5)
Proceeds from sale of assets	5.6	7.9
Proceeds from repayment of advance to joint venture	46.4	—
Cash required by investing activities	(357.2)	(358.2)

Cash required by financing activities
Net decrease in short-term debt	(28.5)	(29.5)
Net (decrease) increase in commercial paper	(255.5)	309.3
Proceeds from issuance of long-term debt	96.2	2.5
Purchase of ordinary shares	(92.7)	(384.2)
Dividends paid	(174.7)	(179.2)
Settlements of mandatorily redeemable financial liability	(443.7)	(124.2)
Other	—	2.3
Cash required by financing activities	(898.9)	(403.0)
Effect of changes in foreign exchange rates on cash and cash equivalents	(68.9)	(78.2)
Decrease in cash and cash equivalents	(1,035.6)	(1,184.1)
Cash and cash equivalents, beginning of period	5,540.0	6,737.4
Cash and cash equivalents, end of period	$4,504.4	$5,553.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2018	$457.5	$(3.9)	$10,335.5	$3,334.5	$(1,180.1)	$22.4	$12,965.9
Net income (loss)	—	—	—	136.9	—	(2.7)	134.2
Other comprehensive loss	—	—	—	—	(133.8)	(0.2)	(134.0)
Cancellation of treasury shares	(4.6)	—	(104.3)	(33.3)	—	—	(142.2)
Net sales of ordinary shares for employee benefit trust	—	1.5	—	—	—	—	1.5
Cash dividends declared ($0.13 per share)	—	—	—	(59.0)	—	—	(59.0)
Share-based compensation	—	—	15.9	—	—	—	15.9
Balance as of September 30, 2018	$452.9	$(2.4)	$10,247.1	$3,379.1	$(1,313.9)	$19.5	$12,782.3

Balance as of June 30, 2019	$446.5	$—	$10,152.4	$1,084.0	$(1,348.3)	$45.8	$10,380.4
Net income (loss)	—	—	—	(119.1)	—	3.8	(115.3)
Other comprehensive loss	—	—	—	—	(91.2)	(4.4)	(95.6)
Cancellation of treasury shares	—	—	(2.6)	—	—	—	(2.6)
Issuance of ordinary shares	0.6	—	—	—	—	—	0.6
Cash dividends declared ($0.13 per share)	—	—	—	(58.1)	—	—	(58.1)
Share-based compensation	—	—	19.9	—	—	—	19.9
Other	—	—	—	(5.2)	—	(0.3)	(5.5)
Balance as of September 30, 2019	$447.1	$—	$10,169.7	$901.6	$(1,439.5)	$44.9	$10,123.8

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	$465.1	$(4.8)	$10,483.3	$3,406.0	$(1,003.7)	$21.5	$13,367.4
Adoption of accounting standards (Note 6)	—	—	—	(91.5)	—	0.1	(91.4)
Net income (loss)	—	—	—	337.7	—	(2.0)	335.7
Other comprehensive income (loss)	—	—	—	—	(310.2)	0.8	(309.4)
Cancellation of treasury shares	(12.3)	—	(278.0)	(93.9)	—	—	(384.2)
Issuance of ordinary shares	0.1	—	0.1	—	—	—	0.2
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Cash dividends declared ($0.39 per share)	—	—	—	(179.2)	—	—	(179.2)
Share-based compensation	—	—	41.7	—	—	—	41.7
Other	—	—	—	—	—	(0.9)	(0.9)
Balance as of September 30, 2018	$452.9	$(2.4)	$10,247.1	$3,379.1	$(1,313.9)	$19.5	$12,782.3

Balance as of December 31, 2018	$450.5	$(2.4)	$10,197.0	$1,072.2	$(1,359.7)	$31.3	$10,388.9
Adoption of accounting standards (Note 5)	—	—	—	1.8	—	—	1.8
Net income (loss)	—	—	—	(1.2)	—	19.4	18.2
Other comprehensive loss	—	—	—	—	(79.8)	(3.1)	(82.9)
Cancellation of treasury shares	(4.0)	—	(88.7)	—	—	—	(92.7)
Issuance of ordinary shares	0.6	—	—	—	—	—	0.6
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Cash dividends declared ($0.39 per share)	—	—	—	(174.7)	—	—	(174.7)
Share-based compensation	—	—	61.4	—	—	—	61.4
Other	—	—	—	3.5	—	(2.7)	0.8
Balance as of September 30, 2019	$447.1	$—	$10,169.7	$901.6	$(1,439.5)	$44.9	$10,123.8

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
Revision of Prior Period Financial Statements - In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2019, we identified errors in our previously issued financial statements related to the classification between service revenue, product revenue and the related cost of sales. The correction had no effect on the reported total revenues, consolidated net income (loss) or stockholders’ equity for any periods previously presented.
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
In accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, we corrected the errors for the three and nine months ended September 30, 2018 by revising the condensed consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings.

The effects of the revision on our condensed consolidated statements of income for the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue
Service revenue	$2,487.9	$(211.0)	$2,276.9	$7,159.2	$(542.3)	$6,616.9
Product revenue	595.2	211.0	806.2	1,907.3	542.3	2,449.6
Total revenue	3,143.8	—	3,143.8	9,229.9	—	9,229.9

Costs and expenses
Cost of service revenue	2,046.6	(186.4)	1,860.2	5,846.0	(357.6)	5,488.4
Cost of product revenue	481.0	186.4	667.4	1,559.9	357.6	1,917.5
Total costs and expenses	2,863.7	—	2,863.7	8,527.2	—	8,527.2

Net income (loss) attributable to TechnipFMC plc	$136.9	$—	$136.9	$337.7	$—	$337.7

Earnings (loss) per share attributable to TechnipFMC plc (Note 8)
Basic	$0.30	$—	$0.30	$0.73	$—	$0.73
Diluted	$0.30	$—	$0.30	$0.73	$—	$0.73

Weighted average shares outstanding (Note 8)
Basic	454.5	—	454.5	460.0	—	460.0
Diluted	459.0	—	459.0	464.0	—	464.0

Leases – The majority of our leases are operating leases. We account for leases in accordance with ASC Topic 842, Leases, which we adopted on January 1, 2019 using the modified retrospective method. Refer to Note 5 for further discussion of the adoption, including the impact on our 2019 financial statements.
NOTE 2. PLANNED SPIN-OFF TRANSACTION
On August 26, 2019, we announced that our Board of Directors had unanimously approved a plan to separate our Onshore/Offshore segment, loading systems and process automation businesses into an independent, publicly traded company (“Technip Energies”). The transaction is expected to be tax free to certain shareholders where permissible, including the U.S. We expect to complete the transaction in the first half of 2020, subject to general market conditions, regulatory approvals, consultation of employee representatives, where applicable, and final approval from our Board of Directors. Upon completion of the separation, the historical results of Technip Energies will be presented as discontinued operations as the separation represents a strategic shift in operations with a major impact to our consolidated financial statements. We have incurred $9.4 million of separation costs associated with the planned transaction for the three months ended September 30, 2019.

NOTE 3. BUSINESS COMBINATION TRANSACTIONS
In February 2018, we signed an agreement with the Island Offshore Group to acquire a 51% stake in Island Offshore’s wholly-owned subsidiary, Island Offshore Subsea AS. Island Offshore Subsea AS provides riserless light well intervention (“RLWI”) project management and engineering services for plug and abandonment, riserless coiled tubing, and well completion operations. In connection with the acquisition of the controlling interest, TechnipFMC and Island Offshore entered into a strategic cooperation agreement to deliver RLWI services on a global basis, which also include TechnipFMC’s RLWI capabilities. Island Offshore Subsea AS has been rebranded to TIOS and is now the operating unit for TechnipFMC’s RLWI activities worldwide. The acquisition was completed for total cash consideration of $42.4 million. As a result of the acquisition, we recorded redeemable financial liability equal to the fair value of a written put option and we increased goodwill by $85.0 million.
On July 18, 2018, we entered into a share sale and purchase agreement with POC Holding Oy to sell 100% of the outstanding shares of Technip Offshore Finland Oy. The total gain before tax recognized in the third quarter of 2018 was $27.8 million.
Additional acquisitions during the nine months ended September 30, 2018 totaled $61.0 million in consideration paid. There were no acquisitions or disposals during the nine months ended September 30, 2019.
NOTE 4. NEW ACCOUNTING STANDARDS
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
Recently Issued Accounting Standards under GAAP
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The updated guidance applies to (1)

loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, (2) loan commitments and other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income and (iv) beneficial interests in securitized financial assets. In May 2019, the FASB issued a new update ASU No.2019-05, that eases transition to the credit losses standard by providing the option to measure certain types of assets at fair value, allowing an option for preparers to irrevocably elect the fair value option for eligible financial assets measured at amortized cost basis on an instrument-by-instrument basis. The amendments in this ASU are effective for us on January 1, 2020 and are required to be adopted on a modified retrospective basis. Early adoption is not permitted. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this ASU.
In November 2018, the FASB also issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” The update amends the transition requirements and scope of the credit losses standard issued in 2016. This update clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The amendments in this ASU are effective for us on January 1, 2020 and are required to be adopted on a modified retrospective basis. Early adoption is not permitted. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this ASU.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the disclosure requirement on fair value measurements in Topic 820. The amendments in this ASU are effective for us January 1, 2020. Early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. The adoption of this update concerns presentation and disclosure only as it relates to our consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” This update requires that the implementation costs incurred in a cloud computing arrangement that is a service contract are deferred if they would be capitalized based on the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for us January 1, 2020. Early adoption is permitted. The amendments in this update are required to be adopted either retrospectively or prospectively. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this ASU.
In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) -Clarifying the Interaction between Topic 808 and Topic 606.” This update clarifies the interaction between the guidance for certain collaborative arrangements and the Revenue Recognition financial accounting and reporting standard. The amendments in this ASU are effective for us January 1, 2020. Early adoption is permitted. The amendments in this update are required to be adopted retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this ASU.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The update clarifies and improves areas of guidance related to the recently issued standards including (1) ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.”, (2) ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”, and (3) ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” Early adoption is permitted. The amendments in this update to ASU No. 2016-01 and No. 2016-13 are required to be adopted on a modified retrospective basis. The amendments in this update to ASU No. 2017-12 are required to be adopted either retrospectively or prospectively. This new update will be effective on January 1, 2020. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this ASU.
NOTE 5. LEASES
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
We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if we have the right to control the use of the identified asset. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities (current), and Operating lease liabilities (non-current) on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term. With the exception of rare cases in which the implicit rate is readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Operating lease right-of-use assets also includes any lease prepayments made and excludes lease incentives we received from the lessor. Lease cost for lease payments is recognized on a straight-line basis over the lease term. Several of our leases provide for certain guarantees of residual value. We estimate and include in the determination of lease payments any amount probable of being owed under these residual value guarantees. At the date of adoption and September 30, 2019, we determined that there were no residual value guarantees which were probable of being owed. Our leases do not contain any material restrictive covenants.
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

The following table is a summary of the Company’s components of net lease cost for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2019
Operating lease cost including variable costs	$90.0	$273.4
Short-term lease costs	4.1	19.0
Less: sublease income	2.5	6.5
Net lease cost	$91.6	$285.9

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 is as follows:

Nine Months Ended
(In millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	289.4

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	36.3

Supplemental balance sheet information related to leases as of September 30, 2019 is as follows:

(In millions, except lease term and discount rate)	September 30, 2019
Weighted average remaining lease term
Operating leases	7.0 years

Weighted average discount rate
Operating leases	4.4%
The following table is a summary of the maturity of lease liabilities under operating leases as of September 30, 2019:

(in millions)	Operating Leases
2019	$305.0
2020	230.2
2021	129.1
2022	101.2
2023	77.2
Thereafter	334.6
Total lease payments	1,177.3
Less: Imputed interest (a)	209.6
Total lease liabilities (b)	$967.7
Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Calculated using the interest rate for each lease.

(b)	Includes the current portion of $224.3 million for operating leases.

At December 31, 2018, future minimum rental payments under noncancellable operating leases under ASC Topic 840 were:

(In millions)
2019	$329.8
2020	286.1
2021	192.3
2022	123.8
2023	102.1
Thereafter	485.6
Total lease payment	1,519.7
Less income from sub-leases	25.6
Net minimum operating lease payments	$1,494.1

As of September 30, 2019, we have an additional operating lease for our future office building in Paris, France, that has not yet commenced for $236.2 million. This operating lease will commence in fiscal year 2021 with a lease term of 10 years.
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
The following table is a summary of the Company’s components of lease revenue for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2019
Operating lease revenue including variable revenue	$85.7	$200.9

The following table is a summary of the maturity analysis of the undiscounted cash flows to be received on an annual basis for each of the first five years, and a total of the amounts for the remaining years:

(In millions)	Operating Leases
2019	$6.2
2020	14.9
2021	17.5
2022	18.0
2023	2.5
Thereafter	—
Total undiscounted cash flows	$59.1

NOTE 6. REVENUE
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
The following tables present products and services revenue by geography for each reportable segment for the three and nine months ended September 30, 2019 and 2018:

	Reportable Segments
	Three Months Ended
	September 30, 2019			September 30, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea	Onshore/ Offshore	Surface Technologies
Europe, Russia, Central Asia	$390.8	$682.4	$55.5	$421.4	$831.5	$66.0
America	513.1	156.9	171.0	437.4	89.4	208.3
Asia Pacific	171.0	311.7	50.3	118.2	300.6	34.1
Africa	143.6	158.6	14.9	162.5	54.8	16.3
Middle East	81.2	286.7	61.7	38.8	256.2	47.6
Total products and services revenue	$1,299.7	$1,596.3	$353.4	$1,178.3	$1,532.5	$372.3

	Reportable Segments
	Nine Months Ended
	September 30, 2019			September 30, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea	Onshore/ Offshore	Surface Technologies
Europe, Russia, Central Asia	$1,250.0	$1,975.2	$171.3	$1,136.3	$2,537.9	$172.5
America	1,232.0	514.2	564.1	1,219.3	253.0	653.3
Asia Pacific	448.4	889.1	139.4	368.1	906.5	85.9
Africa	663.2	330.1	41.1	703.9	202.3	43.4
Middle East	352.0	727.8	183.5	89.1	548.6	146.4
Total products and services revenue	$3,945.6	$4,436.4	$1,099.4	$3,516.7	$4,448.3	$1,101.5

The following tables represent revenue by contract type for each reportable segment for the three and nine months ended September 30, 2019 and 2018:

	Reportable Segments
	Three Months Ended
	September 30, 2019			September 30, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea(b)	Onshore/ Offshore	Surface Technologies
Services	$743.8	$1,596.3	$69.5	$674.2	$1,532.5	$70.2
Products	555.9	—	283.9	504.1	—	302.1
Total products and services revenue	1,299.7	1,596.3	353.4	1,178.3	1,532.5	372.3
Lease(a)	42.5	—	43.2	30.8	—	29.9
Total revenue	$1,342.2	$1,596.3	$396.6	$1,209.1	$1,532.5	$402.2

	Reportable Segments
	Nine Months Ended
	September 30, 2019			September 30, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea(b)	Onshore/ Offshore	Surface Technologies
Services	$2,359.6	$4,436.4	$213.5	$1,983.6	$4,448.3	$185.0
Products	1,586.0	—	885.9	1,533.1	—	916.5
Total products and services revenue	3,945.6	4,436.4	1,099.4	3,516.7	4,448.3	1,101.5
Lease(a)	90.6	—	110.3	90.0	—	73.4
Total revenue	$4,036.2	$4,436.4	$1,209.7	$3,606.7	$4,448.3	$1,174.9

(a)	Represents revenue not subject to ASC Topic 606. See Note 5 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to lease revenue.

(b)
We revised the condensed consolidated statement of operations to correct the classification of service revenue and product revenue in the amount of $211.0 million and $542.3 million for the three and nine months ended September 30, 2018, respectively. See Note 1 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the revision.

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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of September 30, 2019 and December 31, 2018:

(In millions)	September 30, 2019	December 31, 2018	$ change	% change
Contract assets	$1,503.0	$1,295.0	$208.0	16.1
Contract (liabilities)	(4,122.5)	(4,085.1)	(37.4)	(0.9)
Net contract assets (liabilities)	$(2,619.5)	$(2,790.1)	$170.6	6.1

The increase in our contract assets from December 31, 2018 to September 30, 2019 was primarily due to the timing of milestones.

The increase in our contract liabilities was primarily due to additional cash received, excluding amounts recognized as revenue during the period.
In order to determine revenue recognized in the period from contract liabilities, we allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Revenue recognized for the three months ended September 30, 2019 and 2018 that were included in the contract liabilities balance at December 31, 2018 and 2017 was $503.6 million and $678.1 million, respectively, and $1,984.4 million and $2,115.8 million for the nine months ended September 30, 2019 and 2018, respectively.
In addition, revenue recognized for the three months ended September 30, 2019 and 2018 from our performance obligations satisfied in previous periods had a favorable impact of $281.7 million and an favorable impact of $182.5 million, respectively, and favorable impacts of $775.1 million and $489.2 million for the nine months ended September 30, 2019 and 2018, respectively. This primarily relates to changes in the estimated costs to complete certain projects.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration, and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of September 30, 2019, the aggregate amount of the transaction price allocated to order backlog was $24,115.3 million. The Company expects to recognize revenue on approximately 15.6% of the order backlog through 2019 and 84.4% thereafter.
The following table details the order backlog for each business segment as of September 30, 2019:

(In millions)	2019	2020	Thereafter
Subsea	$1,425.6	$4,251.0	$2,979.2
Onshore/Offshore	2,084.5	5,254.4	7,691.9
Surface Technologies	257.2	171.5	—
Total remaining unsatisfied performance obligations	$3,767.3	$9,676.9	$10,671.1

NOTE 7. BUSINESS SEGMENTS
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
We report the results of operations in the following segments:

•
Subsea - designs and manufactures products and systems, performs engineering, procurement and project management, and provides services used by oil and gas companies involved in offshore exploration and production of crude oil and natural gas.

•
Onshore/Offshore - designs and builds onshore facilities related to the production, treatment, transformation, and transportation of oil and gas and designs, manufactures, and installs fixed and floating platforms for the production and processing of oil and gas reserves.

•
Surface Technologies - designs and manufactures products and systems and provides services used by oil and gas companies involved in land and shallow water exploration and production of crude oil and natural gas; designs, manufactures, and supplies technologically advanced high-pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services.

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
Segment revenue and segment operating profit were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Segment revenue
Subsea	$1,342.2	$1,209.1	$4,036.2	$3,606.7
Onshore/Offshore	1,596.3	1,532.5	4,436.4	4,448.3
Surface Technologies	396.6	402.2	1,209.7	1,174.9
Total revenue	$3,335.1	$3,143.8	$9,682.3	$9,229.9

Segment operating profit (loss)
Subsea	$(79.6)	$79.7	$65.0	$210.0
Onshore/Offshore	284.6	243.4	714.3	617.6
Surface Technologies	6.1	51.9	42.1	134.0
Total segment operating profit	$211.1	$375.0	$821.4	$961.6

Corporate items
Corporate expense(a)	$(128.8)	$(68.1)	$(361.4)	$(200.9)
Net interest expense	(116.5)	(106.0)	(345.3)	(244.3)
Total corporate items	(245.3)	(174.1)	(706.7)	(445.2)
Income (loss) before income taxes(b)	$(34.2)	$200.9	$114.7	$516.4

(a)
Corporate expense primarily includes corporate staff expenses, legal reserve, share-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, merger transaction, integration expenses, and separation expenses.

(b)	Includes amounts attributable to noncontrolling interests.
Segment assets were as follows:

(In millions)	September 30, 2019	December 31, 2018
Segment assets
Subsea	$11,817.0	$11,037.8
Onshore/Offshore	4,231.4	4,355.2
Surface Technologies	2,992.5	2,825.6
Intercompany eliminations	(30.6)	(26.4)
Total segment assets	19,010.3	18,192.2
Corporate (a)	5,769.4	6,592.3
Total assets	$24,779.7	$24,784.5

(a)
Corporate includes cash, deferred income tax balances, legal provisions, property, plant and equipment not associated with a specific segment, pension assets, the fair value of derivative financial instruments, and LIFO adjustments.

NOTE 8. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2019	2018	2019	2018
Net income (loss) attributable to TechnipFMC plc	$(119.1)	$136.9	$(1.2)	$337.7

Weighted average number of shares outstanding	446.9	454.5	448.6	460.0
Dilutive effect of restricted stock units	—	1.2	—	1.0
Dilutive effect of stock options	—	0.1	—	0.1
Dilutive effect of performance shares	—	3.2	—	2.9
Total shares and dilutive securities	446.9	459.0	448.6	464.0

Basic earnings (loss) per share attributable to TechnipFMC plc	$(0.27)	$0.30	$—	$0.73
Diluted earnings (loss) per share attributable to TechnipFMC plc	$(0.27)	$0.30	$—	$0.73
NOTE 9. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2019	December 31, 2018
Raw materials	$366.9	$366.4
Work in process	250.5	146.4
Finished goods	794.5	738.4
Inventories, net	$1,411.9	$1,251.2

NOTE 10. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	September 30, 2019	December 31, 2018
Value-added tax receivables	$389.5	$305.8
Prepaid expenses	96.9	91.3
Other taxes receivables	87.4	85.0
Sundry receivables	81.5	87.0
Asset held for sale	17.6	9.6
Other	71.3	76.9
Total other current assets	$744.2	$655.6

Other current liabilities consisted of the following:

(In millions)	September 30, 2019	December 31, 2018
Warranty accruals and project contingencies	292.4	418.2
Value added tax and other taxes payable	219.8	214.3
Legal provisions	214.0	418.2
Redeemable financial liability	196.3	173.0
Provisions	103.5	135.5
Social security liability	101.1	112.3
Compensation accrual	71.7	87.3
Liabilities held for sale	21.0	16.2
Current portion of accrued pension and other post-retirement benefits	12.8	14.0
Other accrued liabilities	238.4	182.6
Total other current liabilities	$1,471.0	$1,771.6

NOTE 11. EQUITY METHOD INVESTMENTS
Our income from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Subsea	$23.3	$15.7	$49.5	$52.0
Onshore/Offshore	2.6	0.7	4.5	18.6
Income from equity affiliates	$25.9	$16.4	$54.0	$70.6
Summarized financial information for our equity method investments is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Revenue	$624.2	$250.7	$1,693.4	$792.8
Gross profit	76.6	51.7	167.4	163.0
Net income (loss)	46.1	34.2	(60.9)	97.0

(in millions)	September 30, 2019	December 31, 2018
Current assets	$1,498.2	$1,217.0
Noncurrent assets	4,364.8	4,026.7
Current liabilities	1,740.7	1,511.9
Noncurrent liabilities	1,475.9	1,177.2

NOTE 12. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows:
Trade receivables consisted of receivables due from following related parties:

(In millions)	September 30, 2019	December 31, 2018
TP JGC Coral France SNC	$38.9	$31.6
TTSJV WLL	27.4	—
Technip Odebrecht PLSV CV	11.3	10.9
Anadarko Petroleum Company	4.5	4.9
Others	11.2	14.3
Total trade receivables	$93.3	$61.7

TP JGC Coral France SNC, TTSJV W.L.L. and Technip Odebrecht PLSV CV are equity method affiliates.
A member of our Board of Directors (the “Director”) served on the Board of Directors of Anadarko Petroleum Company (“Anadarko”) until August 2019. In August 2019, Anadarko was acquired by Occidental Petroleum Corporation (“Occidental”). As a result, the Director no longer serves as a member of the Board of Directors of Anadarko. The Director is not an officer or director of Occidental.
Trade payables consisted of payables due to following related parties:

(In millions)	September 30, 2019	December 31, 2018
Chiyoda	$25.3	$70.0
JGC Corporation	15.0	69.5
IFP Energies nouvelles	1.2	2.4
Dofcon Navegacao	0.2	2.5
Anadarko Petroleum Company	0.1	0.7
Magma Global Limited	—	0.6
Others	5.0	2.9
Total trade payables	$46.8	$148.6

Dofcon Navegacao and Magma Global Limited are equity affiliates. JGC Corporation and Chiyoda are joint venture partners on our Yamal project. A member of our Board of Directors is an executive officer of IFP Energies nouvelles.
Additionally, our note receivables balance was $79.0 million and $130.0 million at September 30, 2019 and December 31, 2018, respectively. The balance includes $76.3 million and $119.9 million with Dofcon Brasil AS at September 30, 2019 and December 31, 2018, respectively. Dofcon Brasil AS is a variable interest entity and accounted for as an equity method affiliate. These are included in other noncurrent assets on our consolidated balance sheets.

Revenue consisted of amount from following related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
TTSJV W.L.L.	$27.9	$—	$107.4	$—
TP JGC Coral France SNC	17.7	26.4	95.4	87.8
Anadarko Petroleum Company	26.3	33.6	67.1	109.1
Techdof Brasil AS	5.2	—	8.5	—
Dofcon Navegacao	1.4	—	7.1	—
JGC Corporation	0.4	—	6.4	—
Technip Odebrecht PLSV CV	2.1	—	6.1	—
Storengy	3.7	—	5.0	—
Altus Intervention	3.9	—	3.9	—
Others	3.7	12.8	11.6	28.7
Total revenue	$92.3	$72.8	$318.5	$225.6
Expenses consisted of amount to following related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Chiyoda	$7.7	$3.2	$25.3	$14.3
JGC Corporation	1.0	19.6	19.9	39.2
Serimax Holdings SAS	—	—	17.7	—
Arkema S.A.	6.4	—	16.2	—
Magma Global Limited	—	—	3.2	—
IFP Energy nouvelles	1.8	0.8	2.8	3.1
Creowave OY	2.0	—	2.0	—
Amaja Oil	1.9	—	1.9	—
Jumbo Shipping	—	—	1.8	—
Altus Intervention	1.4	—	1.4	—
Competentia	0.8	—	1.3	—
Others	6.8	6.5	14.1	10.2
Total expenses	$29.8	$30.1	$107.6	$66.8

Serimax Holdings SAS is an equity affiliate. Amaja Oil is a joint venture partner. We own a minority interest in a Creowave OY joint venture.
Members of our Board of Directors serve on the Board of Directors for Arkema S.A., Altus Intervention, Jumbo Shipping, Competentia, and Storengy.

NOTE 13. DEBT
Long-term debt consisted of the following:

(In millions)	September 30, 2019	December 31, 2018
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	1,639.7	1,916.1
Synthetic bonds due 2021	476.1	490.9
3.45% Senior Notes due 2022	500.0	500.0
5.00% 2010 Private placement notes due 2020	218.2	229.0
3.40% 2012 Private placement notes due 2022	163.6	171.8
3.15% 2013 Private placement notes due 2023	141.8	148.9
3.15% 2013 Private placement notes due 2023	136.4	143.1
4.00% 2012 Private placement notes due 2027	81.8	85.9
4.00% 2012 Private placement notes due 2032	109.1	114.5
3.75% 2013 Private placement notes due 2033	109.1	114.5
Bank borrowings	312.1	265.2
Other	29.6	23.2
Unamortized issuing fees	(9.3)	(11.4)
Total debt	3,908.2	4,191.7
Less: current borrowings	299.4	67.4
Long-term debt	$3,608.8	$4,124.3

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
Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our revolving facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the consolidated balance sheets as of September 30, 2019 and December 31, 2018. Commercial paper borrowings are issued at market interest rates. As of September 30, 2019, our commercial paper borrowings had a weighted average interest rate of 2.52% on the U.S. dollar denominated borrowings and (0.26)% on the Euro denominated borrowings.
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
NOTE 14. STOCKHOLDERS’ EQUITY
Cash dividends paid during the nine months ended September 30, 2019 was $174.7 million. Cash dividends paid during the nine months ended September 30, 2018 was $179.2 million.
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
In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300.0 million for the purchase of ordinary shares. We repurchased 4.0 million of ordinary shares for a total consideration of $92.7 million during the nine months ended September 30, 2019 under our authorized share repurchase program. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss attributable to Noncontrolling interest
December 31, 2018	$(1,234.4)	$(32.9)	$(92.4)	$(1,359.7)	$(4.0)
Other comprehensive income (loss) before reclassifications, net of tax	(40.7)	(32.1)	1.4	(71.4)	(3.1)
Reclassification adjustment for net losses (gains) included in net income (loss), net of tax	—	(10.7)	2.3	(8.4)	—
Other comprehensive income (loss), net of tax	(40.7)	(42.8)	3.7	(79.8)	(3.1)
September 30, 2019	$(1,275.1)	$(75.7)	$(88.7)	$(1,439.5)	$(7.1)
Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains on foreign currency translation	$—	$41.1	$—	$41.1	Other income (expense), net

Gains (losses) on hedging instruments
Foreign exchange contracts	$(3.1)	$(0.8)	$(15.6)	$2.8	Revenue
	1.6	1.1	6.5	6.2	Cost of sales
	—	(0.1)	0.1	(0.1)	Selling, general and administrative expense
	23.3	4.8	21.9	0.1	Other income (expense), net
	21.8	5.0	12.9	9.0	Income (loss) before income taxes
	4.7	1.2	2.2	1.8	Provision for income taxes (Note 17)
	$17.1	$3.8	$10.7	$7.2	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	(1.0)	(0.3)	(2.7)	(0.6)	(a)
	(1.0)	(0.3)	(2.7)	(0.6)	Income (loss) before income taxes
	(0.1)	—	(0.4)	—	Provision for income taxes (Note 17)
	$(0.9)	$(0.3)	$(2.3)	$(0.6)	Net income (loss)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

NOTE 15. SHARE-BASED COMPENSATION
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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for non-vested share options and time-based and performance-based restricted stock units $19.9 million and $15.9 million for the three months ended September 30, 2019 and 2018, respectively, and $61.4 million and $41.7 million for the nine months ended September 30, 2019 and 2018, respectively.
NOTE 16. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Subsea	$131.2	$5.0	$138.0	$19.1
Onshore/Offshore	5.2	(0.2)	11.1	(5.8)
Surface Technologies	0.7	1.3	3.4	8.0
Corporate and other	3.2	3.6	13.5	11.3
Total impairment, restructuring and other expenses	$140.3	$9.7	$166.0	$32.6

Restructuring charges during the three and nine months ended September 30, 2019 and 2018 primarily consisted of severance and other employee related costs.
We recorded a $125.1 million vessel impairment charge in Subsea for the three months ended September 30, 2019. See Note 21 for further details.
NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES
Contingent liabilities associated with guarantees - In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds and other guarantees with financial institutions for the benefit of our customers, vendors and other parties. The majority of these financial instruments expire within 5 years. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Guarantees consisted of the following:

(In millions)	September 30, 2019	December 31, 2018
Financial guarantees(a)	$924.2	$750.4
Performance guarantees(b)	4,773.1	4,047.6
Maximum potential undiscounted payments	$5,697.3	$4,798.0

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

Contingent liabilities associated with legal and tax matters - We are involved in various pending or potential legal and tax actions or disputes in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
In September 2019, the SEC approved our previously disclosed agreement in principle with the SEC Staff and issued an Administrative Order, pursuant to which we paid the SEC $5.1 million, which was included in the global resolution of $301.3 million.
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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at September 30, 2019 and December 31, 2018, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.
NOTE 18. INCOME TAXES
Our provision for income taxes for the three months ended September 30, 2019 and 2018 reflected effective tax rates of (237.1)% and 33.2%, respectively. The year-over-year increase in the effective tax rate for the three months ended September 30, 2019 and September 30, 2018 was primarily due to the increased impact of losses (including certain asset impairments) in jurisdictions with a full valuation allowance and an unfavorable change in earnings mix. Our provision for income tax for the nine months ended September 30, 2019 and 2018 reflect effective tax rates of 84.1% and 35.0%, respectively. The year-over-year increase in the effective tax rate for the nine months ended September 30, 2019 and 2018 was primarily due to the increased impact of losses (including certain asset impairments) in jurisdictions with a full valuation allowance and an unfavorable change in forecasted earnings mix, offset in part by recognized tax benefits related to the finalization of previously estimated tax liabilities based on the filing of tax returns in certain jurisdictions and the release of a valuation allowance previously recorded against certain deferred tax assets in Brazil.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.
NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At September 30, 2019, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	987.4	1,077.2
Brazilian real	634.2	152.3
British pound	291.1	358.3
Norwegian krone	1,525.1	168.1
Malaysian ringgit	382.0	91.2
Singapore dollar	90.6	65.5
Japanese yen	4,155.0	38.5
Australian dollar	165.1	111.6
Mexican peso	(300.0)	(15.2)
Canadian dollar	(83.3)	(63.0)
U.S. dollar	(1,264.0)	(1,264.0)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2019, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	6.6	1.6
Euro	(4.9)	(5.3)
U.S. dollar	2.8	2.8

Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 20 to our condensed consolidated financial statements of this Quarterly Report for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	September 30, 2019		December 31, 2018
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$97.5	$217.6	$83.8	$127.7
Long-term - Derivative financial instruments	30.4	92.3	9.0	35.6
Total derivatives designated as hedging instruments	127.9	309.9	92.8	163.3
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	8.7	8.7	11.9	10.7
Long-term - Derivative financial instruments	—	—	0.1	0.1
Total derivatives not designated as hedging instruments	8.7	8.7	12.0	10.8
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	15.7	—	9.2	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	15.7	—	9.2
Total derivatives	$152.3	$334.3	$114.0	$183.3

Cash flow derivative hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $75.7 million and $33.0 million at September 30, 2019 and December 31, 2018, respectively. We expect to transfer an approximately $48.0 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2023.
The following tables present the location of gains (losses) on the consolidated statements of other comprehensive income and/or the consolidated statements of income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Foreign exchange contracts	$(47.0)	$16.5	$(44.0)	$(24.0)

The following represents the effect of cash flow hedge accounting on the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018:

(In millions)	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income	$(3.1)	$1.6	$—	$23.3	$(0.8)	$1.1	$(0.1)	$4.8
Amounts excluded from effectiveness testing	2.6	(2.9)	—	(8.6)	(5.7)	6.1	—	(26.6)
Total cash flow hedge gain (loss) recognized in income	(0.5)	(1.3)	—	14.7	(6.5)	7.2	(0.1)	(21.8)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.1)	0.1	—	(19.4)	—	0.2	—	(5.3)
Total	$(0.6)	$(1.2)	$—	$(4.7)	$(6.5)	$7.4	$(0.1)	$(27.1)

(In millions)	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income (loss)	$(15.6)	$6.5	$0.1	$21.9	$2.8	$6.2	$(0.1)	$0.1
Amounts excluded from effectiveness testing	1.5	(5.1)	—	(30.7)	(4.9)	4.1	—	(23.4)
Total cash flow hedge gain (loss) recognized in income	(14.1)	1.4	0.1	(8.8)	(2.1)	10.3	(0.1)	(23.3)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(1.2)	—	—	(14.4)	(0.9)	0.4	—	(6.9)
Total	$(15.3)	$1.4	$0.1	$(23.2)	$(3.0)	$10.7	$(0.1)	$(30.2)

Balance Sheet Offsetting - We execute derivative contracts only with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2019 and December 31, 2018, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2019			December 31, 2018
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, But Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$152.3	$(136.4)	$15.9	$114.0	$(105.9)	$8.1
Derivative liabilities	$334.3	$(136.4)	$197.9	$183.3	$(105.9)	$77.4

NOTE 20. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2019				December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities(a)	$50.7	$50.7	$—	$—	$40.4	$40.4	$—	$—
Money market fund	1.6	—	1.6	—	1.6	—	1.6	—
Stable value fund(b)	2.2	—	—	—	0.5	—	—	—
Held-to-maturity debt securities	60.0	—	60.0	—	20.0	—	20.0	—
Derivative financial instruments
Synthetic bonds - call option premium	15.7	—	15.7	—	9.2	—	9.2	—
Foreign exchange contracts	136.6	—	136.6	—	104.8	—	104.8	—
Assets held for sale	17.6	—	—	17.6	9.6	—	—	9.6
Total assets	$284.4	$50.7	$213.9	$17.6	$186.1	$40.4	$135.6	$9.6
Liabilities
Redeemable financial liability	$288.8	$—	$—	$288.8	$408.5	$—	$—	$408.5
Derivative financial instruments
Synthetic bonds - embedded derivatives	15.7	—	15.7	—	9.2	—	9.2	—
Foreign exchange contracts	318.6	—	318.6	—	174.1	—	174.1	—
Liabilities held for sale	21.0	—	—	21.0	16.2	—	—	16.2
Total liabilities	$644.1	$—	$334.3	$309.8	$608.0	$—	$183.3	$424.7

(a)	Includes fixed income and other investments measured at fair value.

(b)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Equity securities and Available-for-sale securities - The fair value measurement of our traded securities and Available-for-sale securities is based on quoted prices that we have the ability to access in public markets.
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
A mandatorily redeemable financial liability of $408.5 million was recognized as of December 31, 2018 to account for the fair value of the non-controlling interests. See Note 10 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the short-term portion of the mandatorily redeemable financial liability.
A decrease of one percentage point in the discount rate would have increased the liability by $2.8 million as of September 30, 2019. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.

Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Balance at beginning of period	$412.8	$308.1	$408.5	$312.0
Less: Gains (losses) recognized in net interest expense	(99.1)	(93.2)	(324.0)	(213.5)
Less: Settlements	223.1	—	443.7	124.2
Balance at end of period	$288.8	$401.3	$288.8	$401.3

Redeemable noncontrolling interest - In the first quarter of 2018, we acquired a 51% share in Island Offshore. The noncontrolling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement. As of September 30, 2019 and December 31, 2018, the fair value of our redeemable noncontrolling interest was $38.5 million. See Note 3 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the acquisition.
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
See Note 19 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to derivative financial instruments.
Other fair value disclosures
Fair value of debt - The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of September 30, 2019 was $1,926.8 million and $2,085.0 million, respectively. The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of December 31, 2018 were $1,998.6 million and $2,109.7 million.
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
NOTE 21. SUBSEQUENT EVENT
In October 2019, we entered into an agreement to obtain voting control interests of legal entities that own the interest in Technip Odebrecht, currently accounted for as an equity method investment in our Subsea segment. This transaction is expected to close by December 31, 2019.
In November 2019, we announced our intent to sell our G1201 vessel as part of our overall strategy to optimize  the profile and size of our subsea fleet. We entered into a Memorandum of Agreement (MOA), which is subject to certain conditions precedent to complete the transaction. We expect to complete the sale in December 2019, as these conditions are met, including delivery of the vessel in December 2019.
Due to this transaction we reviewed the carrying value of the G1200 vessel, the sister vessel to the G1201, of similar design, asset class and functionality, as of September 30, 2019. As a result of this assessment, an impairment charge of $125.1 million was recorded on the two vessels.

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
Our lowered cost base combined with the aggressive cost reductions taken by our customers has caused project economics to improve. Many current and future offshore projects are deemed to be economic at current oil pricing level. While customer investment decisions can be delayed for a variety of reasons, we continue to work closely with our customers through early engagement in front end engineering and design (FEED) studies and the use of our unique integrated approach to subsea development (iEPCI™) to allow more project final investment decisions through the cycle. iEPCI™ can support clients’ initiatives to improve subsea project economics by helping to reduce cost and accelerate time to first oil. In the long term, we continue to believe that offshore and deepwater developments will remain a significant part of our customers’ portfolios.
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
Onshore/Offshore - Onshore market activity continues to provide a tangible set of opportunities, particularly for natural gas monetization projects, as natural gas continues to take a larger share of global energy demand. Market conditions for liquefied natural gas (“LNG”) have improved as rising demand continues to rebalance an oversupplied market, which is driving an improved outlook.
We are engaged in LNG FEED studies across multiple geographies. These FEED studies provide a platform for early engagement with clients and can significantly de-risk project execution while also supporting our pursuit of the engineering, procurement and construction contract.
Since June of 2019, a total of five LNG projects have been sanctioned or awarded initial scope ahead of final investment decision. Two of these projects - Arctic LNG 2 and Rovuma LNG - were awarded to TechnipFMC and our partners. We see potential for additional liquefaction and regasification capacity to be sanctioned in the near and intermediate term. As an industry leader, we are well positioned for this growth and are actively pursuing several opportunities.
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

North American activity continued to decline in the first nine months of 2019 in both drilling and completions-related activities. Reduced operator spending, mainly driven by increased capital discipline and by oil-price volatility, has also negatively impacted equipment and services pricing as the market adjusts to the excess capacity created by the lower activity. Despite the near-term volatility, we are continuing to introduce new, innovative commercial models in North America.

Activity in our Surface Technologies business outside of North America has been more resilient. Activity has increased in the first nine months of 2019 compared with first nine months of 2018 and we expect activity to continue to be strong throughout the remainder of 2019.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three Months Ended
	September 30,		Change
(In millions, except %)	2019	2018	$	%
Revenue	$3,335.1	$3,143.8	191.3	6.1

Costs and expenses
Cost of sales	2,726.4	2,558.5	167.9	6.6
Selling, general and administrative expense	298.1	250.6	47.5	19.0
Research and development expense	40.6	38.6	2.0	5.2
Impairment, restructuring and other expenses (Note 16)	140.3	9.7	130.6	1,346.4
Separation costs (Note 2)	9.4	—	9.4	n/a
Merger transaction and integration costs	6.2	6.3	(0.1)	(1.6)
Total costs and expenses	3,221.0	2,863.7	357.3	12.5

Other income (expense), net	(57.7)	10.4	(68.1)	(654.8)
Income from equity affiliates (Note 11)	25.9	16.4	9.5	57.9
Net interest expense	(116.5)	(106.0)	(10.5)	(9.9)
Income (loss) before income taxes	(34.2)	200.9	(235.1)	(117.0)
Provision for income taxes (Note 18)	81.1	66.7	14.4	21.6
Net income (loss)	(115.3)	134.2	(249.5)	(185.9)
Net (income) loss attributable to noncontrolling interests	(3.8)	2.7	(6.5)	(240.7)
Net income (loss) attributable to TechnipFMC plc	$(119.1)	$136.9	(256.0)	(187.0)
Revenue
Revenue increased $191.3 million or 6.1% in the third quarter of 2019 compared to the third quarter of 2018, primarily as a result of increased project activity. Subsea revenue increased year-over-year with higher project-related activity and increased demand in services. Onshore/Offshore revenue also increased with recent awards in the downstream, petrochemical, and offshore sectors as well as a first contribution from Arctic LNG, partially offset by lower activity on Yamal LNG as the project nears completion. Surface Technologies’ revenue decreased modestly due to lower sales in North America resulting from lower drilling and completion activity, largely offset by revenue growth in international markets.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales decreased modestly to 18.3% in the third quarter of 2019, from 18.6% in the prior year period.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $47.5 million year-over-year, primarily as a result of increased corporate expense driven largely by accelerated IT spending.
Impairment, Restructuring and Other Expenses
In the $140.3 million of restructuring and impairment charges during the third quarter of 2019, we recorded a $125.1 million vessel impairment charge in Subsea for the three months ended September 30, 2019. See Note 21 for further details.
Merger Transaction and Integration Costs
We incurred integration costs of $6.2 million during the third quarter of 2019, primarily due to integration activities pertaining to combining the two legacy companies.

Separation Costs
We have incurred $9.4 million of separation costs associated with the preparation of the spin-off transaction during the third quarter 2019. Refer to Note 2 for further information regarding the planned spin-off transaction.

Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the third quarter of 2019, we recognized $53.2 million of net foreign exchange losses, compared to $34.4 million of net foreign exchange losses in the third quarter of 2018. Foreign exchange losses resulted from the devaluation of unhedged currencies, primarily the Angolan Kwanza.
Net Interest Expense
During three months ended September 30, 2019, we revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $99.1 million to reflect the incremental liability to our partners. Refer to Note 20 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value. Net interest expense, excluding the fair value measurement of the mandatorily redeemable financial liability, also includes interest income and expenses, which were lower by $4.6 million on a net basis compared to three months ended September 30, 2018.
Provision for Income Taxes
The effective tax rate was (237.1)% and 33.2% for the three months ended September 30, 2019 and 2018, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses (including certain asset impairments) in jurisdictions with a full valuation allowance and an unfavorable change in earnings mix.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2019	2018	$	%
Revenue	$9,682.3	$9,229.9	452.4	4.9

Costs and expenses
Cost of sales	7,883.5	7,505.3	378.2	5.0
Selling, general and administrative expense	919.7	835.1	84.6	10.1
Research and development expense	110.0	133.3	(23.3)	(17.5)
Impairment, restructuring and other expenses (Note 16)	166.0	32.6	133.4	409.2
Separation costs (Note 2)	9.4	—	9.4	n/a
Merger transaction and integration costs	31.2	20.9	10.3	49.3
Total costs and expenses	9,119.8	8,527.2	592.6	6.9

Other income (expense), net	(156.5)	(12.6)	(143.9)	(1,142.1)
Income from equity affiliates (Note 11)	54.0	70.6	(16.6)	(23.5)
Net interest expense	(345.3)	(244.3)	(101.0)	(41.3)
Income (loss) before income taxes	114.7	516.4	(401.7)	(77.8)
Provision for income taxes (Note 18)	96.5	180.7	(84.2)	(46.6)
Net income (loss)	18.2	335.7	(317.5)	(94.6)
Net (income) loss attributable to noncontrolling interests	(19.4)	2.0	(21.4)	(1,070.0)
Net income (loss) attributable to TechnipFMC plc	$(1.2)	$337.7	(338.9)	(100.4)
Revenue
Revenue increased $452.4 million or 4.9% in the first nine months of 2019 compared to the prior-year period, primarily as a result of improved project activity. Subsea revenue increased year-over-year with higher project-related activity and increased demand in services. Onshore/Offshore revenue was stable as a decrease in revenues from projects progressing towards completion, primarily Yamal LNG, was largely offset by increased project activity in the Middle East and Asia Pacific regions. Surface Technologies revenue increased primarily as a result of improving order backlog from international markets, primarily in the Asia Pacific and Middle East regions.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales remained flat at 18.6% in the first nine months of 2019, and 18.7% in the prior-year period.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $84.6 million year-over-year, primarily as a result of increased corporate expense driven largely by accelerated IT spending as well as additional performance incentive compensation awards.
Impairment, Restructuring and Other Expense
In the $166.0 million of restructuring and impairment charges during the first nine months of 2019, we recorded a $125.1 million vessel impairment charge in Subsea for the nine months ended September 30, 2019. See Note 21 for further details.
Merger Transaction and Integration Costs
We incurred merger transaction and integration costs of $31.2 million during the first nine months of 2019, primarily due to integration activities pertaining to combining the two legacy companies.

Separation Costs
We have incurred $9.4 million of separation costs associated with the preparation of the spin-off transaction during nine months of 2019. Refer to Note 2 for further information regarding the planned spin-off transaction.

Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first nine months of 2019, we recognized $82.8 million of net foreign exchange losses, compared with $77.7 million of net foreign exchange loss in the prior year period. Additionally we recognized $91.0 million for the global resolution to pay the Department of Justice. Refer to Note 17 for further information regarding the global resolution.
Net Interest Expense
Net interest expense increased $101.0 million in the first nine months of 2019 compared to 2018, primarily due to the change in the fair value of the redeemable financial liability. We revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $324.0 million. See Note 20 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value. Net interest expense, excluding the fair value measurement of the mandatorily redeemable financial liability, also includes interest income and expenses, which were lower by $9.5 million on a net basis as compared to the same period in 2018.
Provision for Income Taxes
The effective tax rate was 84.1% and 35.0% for the nine months ended September 30, 2019 and 2018, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses (including certain asset impairments) in jurisdictions with a full valuation allowance and an unfavorable change in forecasted earnings mix, offset in part by recognized tax benefits related to the finalization of previously estimated tax liabilities based on the filing of tax returns in certain jurisdictions and the release of a valuation allowance previously recorded against certain deferred tax assets in Brazil.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 7 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2019	2018	$	%
Revenue	$1,342.2	$1,209.1	133.1	11.0
Operating profit (loss)	$(79.6)	$79.7	(159.3)	(199.9)

Operating profit as a percentage of revenue	(5.9)%	6.6%		(12.5) pts.
Subsea revenue increased $133.1 million or 11.0% year-over-year, primarily due to higher project-related activity and growth in Subsea services. Revenue growth was negatively impacted by the timing of key project milestones, shifting recognition of some anticipated revenue to future periods. The increase in Subsea services revenue was driven by higher installation, well intervention and asset refurbishment activities.
Operating profit decreased from the prior-year quarter due to a higher mix of early phase projects, the impact of more competitively priced backlog and a vessel impairment charge of $125.1 million. See Note 21 for further details regarding the vessel impairment.

Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.
Onshore/Offshore

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2019	2018	$	%
Revenue	$1,596.3	$1,532.5	63.8	4.2
Operating profit	$284.6	$243.4	41.2	16.9

Operating profit as a percentage of revenue	17.8%	15.9%		1.9 pts.
Onshore/Offshore revenue increased $63.8 million or 4.2% year-over-year due to increased activity on recent awards in the downstream, petrochemical, and offshore sectors, more than offsetting a reduction in revenue from Yamal LNG as the project nears completion.
Operating profit increased versus the prior-year quarter, due to incremental profit related to strong execution on Yamal LNG with close out of sub-contracts.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Surface Technologies

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2019	2018	$	%
Revenue	$396.6	$402.2	(5.6)	(1.4)
Operating profit	$6.1	$51.9	(45.8)	(88.2)

Operating profit as a percentage of revenue	1.5%	12.9%		(11.4) pts.
Surface Technologies revenue decreased $5.6 million or 1.4% year-over-year, primarily driven by lower sales in North America resulting from further reductions in drilling and completion activity, largely offset by revenue growth in international markets.
Operating profit decreased versus the prior-year quarter primarily due to further declines in volume and pricing in North America
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.
Corporate Items

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Corporate expense	$(128.8)	$(68.1)	(60.7)	(89.1)
Corporate expense in the third quarter was $128.8 million. This included charges and credits totaling $18.2 million of expense resulting from net legal provisions of $0.6 million, $9.4 million of expense primarily related to merger integration and $9.4 million expense related to the planned spin-off transaction. Excluding charges and credits, corporate expense was $110.6 million which included $53.2 million of foreign exchange losses.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 7 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Revenue	$4,036.2	$3,606.7	429.5	11.9
Operating profit	$65.0	$210.0	(145.0)	(69.0)

Operating profit as a percentage of revenue	1.6%	5.8%		(4.2) pts.
Subsea revenue increased $429.5 million or 11.9% year-over-year, primarily due to higher project-related activity and growth in Subsea services. Integrated project activity continues to represent an increasing share of revenue. The increase in Subsea services revenue was driven by higher installation, well intervention and asset refurbishment activities.
Operating profit decreased year-over-year, primarily due to more competitively priced backlog and a vessel impairment charge of $125.1 million. See Note 21 for further details regarding the vessel impairment.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Onshore/Offshore

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Revenue	$4,436.4	$4,448.3	(11.9)	(0.3)
Operating profit	$714.3	$617.6	96.7	15.7

Operating profit as a percentage of revenue	16.1%	13.9%		2.2 pts.
Onshore/Offshore revenue decreased $11.9 million or 0.3% year-over-year. Revenue from Yamal LNG declined as we moved closer to completion, largely offset by increased activity on recent awards in the downstream, petrochemical and offshore sectors. Projects awarded in recent quarters are in early stages of completion and will contribute more significantly in subsequent quarters as the projects progress.
Operating profit increased year-over-year, primarily due to strong project execution across many portfolio projects, primarily Yamal LNG, and a bonus for completion of key milestones on Yamal LNG.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Surface Technologies

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Revenue	$1,209.7	$1,174.9	34.8	3.0
Operating profit	$42.1	$134.0	(91.9)	(68.6)

Operating profit as a percentage of revenue	3.5%	11.4%		(7.9) pts.
Surface Technologies revenue increased $34.8 million or 3.0% year-over-year, primarily driven by higher demand for pressure control equipment outside the Americas. North American revenue declined in the period as a result of lower activity.
Operating profit decreased year-over-year, primarily due to the continued decline in completions-related activity, resulting in unfavorable product line mix and a weaker pricing environment in the North America market.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.
Corporate Items

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$	%
Corporate expense	$(361.4)	$(200.9)	(160.5)	(79.9)
Corporate expense in the nine months ended September 30, 2019 was $361.4 million. This includes charges and credits totaling $108.7 million resulting from net legal provisions of $54.6 million, $44.7 million of expense primarily related to merger integration and $9.4 million expense related to the planned spin-off transaction. Excluding charges and credits, corporate expense was $252.7 million which included $82.8 million of foreign exchange losses.
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2019
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(119.1)	$3.8	$81.1	$116.5	$82.3	$141.6	$223.9

Charges and (credits):
Impairment and other charges	126.1	—	0.2	—	126.3	—	126.3
Restructuring and other severance charges	12.3	—	1.7	—	14.0	—	14.0
Business combination transaction and integration costs	6.1	—	0.1	—	6.2	—	6.2
Separation costs	7.5	—	1.9	—	9.4	—	9.4
Legal provision, net	(0.6)	—	—	—	(0.6)	—	(0.6)
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Valuation allowance	15.0	—	(15.0)	—	—	—	—
Adjusted financial measures	$53.8	$3.8	$72.0	$116.5	$246.1	$133.1	$379.2

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$(0.27)
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.12

	Three Months Ended
	September 30, 2018
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$136.9	$(2.7)	$66.7	$106.0	$306.9	$142.0	$448.9

Charges and (credits):
Impairment and other charges	0.3	—	1.3	—	1.6	—	1.6
Restructuring and other severance charges	4.7	—	3.4	—	8.1	—	8.1
Business combination transaction and integration costs	3.3	—	3.0	—	6.3	—	6.3
Gain on divestitures	(21.1)	—	(10.5)	—	(31.6)	—	(31.6)
Purchase price accounting adjustment	15.7	—	4.8	—	20.5	(23.3)	(2.8)
Adjusted financial measures	$139.8	$(2.7)	$68.7	$106.0	$311.8	$118.7	$430.5

Diluted earnings per share attributable to TechnipFMC plc, as reported	$0.30
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.31

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Nine Months Ended
	September 30, 2019
	Net income attributable to TechnipFMC plc	Net income (loss) attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(1.2)	$19.4	$96.5	$345.3	$460.0	$378.5	$838.5

Charges and (credits):
Impairment and other charges	127.0	—	0.5	—	127.5	—	127.5
Restructuring and other severance charges	30.6	—	7.9	—	38.5	—	38.5
Business combination transaction and integration costs	24.8	—	6.4	—	31.2	—	31.2
Separation costs	7.5	—	1.9	—	9.4	—	9.4
Reorganization	19.2	—	6.1	—	25.3	—	25.3
Legal provision, net	54.6	—	—	—	54.6	—	54.6
Purchase price accounting adjustment	19.5	—	6.0	—	25.5	(25.5)	—
Valuation allowance	(25.3)	—	25.3	—	—	—	—
Adjusted financial measures	$256.7	$19.4	$150.6	$345.3	$772.0	$353.0	$1,125.0

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$—
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.57

	Nine Months Ended
	September 30, 2018
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$337.7	$(2.0)	$180.7	$244.3	$760.7	$412.5	$1,173.2

Charges and (credits):
Impairment and other charges	9.4	—	4.7	—	14.1	—	14.1
Restructuring and other severance charges	12.3	—	6.2	—	18.5	—	18.5
Business combination transaction and integration costs	13.9	—	7.0	—	20.9	—	20.9
Gain on divestitures	(21.1)	—	(10.5)	—	(31.6)	—	(31.6)
Purchase price accounting adjustment	50.9	—	15.6	—	66.5	(67.3)	(0.8)
Adjusted financial measures	$403.1	$(2.0)	$203.7	$244.3	$849.1	$345.2	$1,194.3

Diluted earnings per share attributable to TechnipFMC plc, as reported	$0.73
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.87

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2019
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$1,342.2	$1,596.3	$396.6	$—	$3,335.1

Operating profit (loss), as reported (pre-tax)	$(79.6)	$284.6	$6.1	$(128.8)	$82.3

Charges and (credits):
Impairment and other charges	126.3	—	—	—	126.3
Restructuring and other severance charges	4.9	5.2	0.7	3.2	14.0
Business combination transaction and integration costs	—	—	—	6.2	6.2
Separation costs	—	—	—	9.4	9.4
Legal provision, net	—	—	—	(0.6)	(0.6)
Purchase price accounting adjustments - amortization related	8.5	—	—	—	8.5
Subtotal	139.7	5.2	0.7	18.2	163.8

Adjusted Operating profit (loss)	60.1	289.8	6.8	(110.6)	246.1

Adjusted Depreciation and amortization	79.0	14.4	37.6	2.1	133.1

Adjusted EBITDA	$139.1	$304.2	$44.4	$(108.5)	$379.2

Operating profit margin, as reported	(5.9)%	17.8%	1.5%		2.5%

Adjusted Operating profit margin	4.5%	18.2%	1.7%		7.4%

Adjusted EBITDA margin	10.4%	19.1%	11.2%		11.4%

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2018
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$1,209.1	$1,532.5	$402.2	$—	$3,143.8

Operating profit (loss), as reported (pre-tax)	$79.7	$243.4	$51.9	$(68.1)	$306.9

Charges and (credits):
Impairment and other charges	1.4	—	0.2	—	1.6
Restructuring and other severance charges	3.6	(0.2)	1.1	3.6	8.1
Business combination transaction and integration costs	—	—	—	6.3	6.3
Gain on divestitures	(3.3)	(28.3)	—	—	(31.6)
Purchase price accounting adjustments - non-amortization related	(3.5)	—	0.9	(0.2)	(2.8)
Purchase price accounting adjustments - amortization related	23.4	—	(0.1)	—	23.3
Subtotal	21.6	(28.5)	2.1	9.7	4.9

Adjusted Operating profit (loss)	101.3	214.9	54.0	(58.4)	311.8

Adjusted Depreciation and amortization	87.2	12.4	18.5	0.6	118.7

Adjusted EBITDA	$188.5	$227.3	$72.5	$(57.8)	$430.5

Operating profit margin, as reported	6.6%	15.9%	12.9%		9.8%

Adjusted Operating profit margin	8.4%	14.0%	13.4%		9.9%

Adjusted EBITDA margin	15.6%	14.8%	18.0%		13.7%

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Nine Months Ended
	September 30, 2019
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$4,036.2	$4,436.4	$1,209.7	$—	$9,682.3

Operating profit (loss), as reported (pre-tax)	$65.0	$714.3	$42.1	$(361.4)	$460.0

Charges and (credits):
Impairment and other charges	126.9	—	0.6	—	127.5
Restructuring and other severance charges	11.1	11.1	2.8	13.5	38.5
Business combination transaction and integration costs	—	—	—	31.2	31.2
Separation costs	—	—	—	9.4	9.4
Reorganization	—	25.3	—	—	25.3
Legal provision, net	—	—	—	54.6	54.6
Purchase price accounting adjustments - amortization related	25.5	—	—	—	25.5
Subtotal	163.5	36.4	3.4	108.7	312.0

Adjusted Operating profit (loss)	228.5	750.7	45.5	(252.7)	772.0

Adjusted Depreciation and amortization	236.6	30.2	75.7	10.5	353.0

Adjusted EBITDA	$465.1	$780.9	$121.2	$(242.2)	$1,125.0

Operating profit margin	1.6%	16.1%	3.5%		4.8%

Adjusted Operating profit margin	5.7%	16.9%	3.8%		8.0%

Adjusted EBITDA margin	11.5%	17.6%	10.0%		11.6%

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Nine Months Ended
	September 30, 2018
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$3,606.7	$4,448.3	$1,174.9	$—	$9,229.9

Operating profit (loss), as reported (pre-tax)	$210.0	$617.6	$134.0	$(200.9)	$760.7

Charges and (credits):
Impairment and other charges	8.6	—	1.6	3.9	14.1
Restructuring and other severance charges	10.5	(5.8)	6.4	7.4	18.5
Business combination transaction and integration costs	—	—	—	20.9	20.9
Gain on divestitures	(3.3)	(28.3)	—	—	(31.6)
Purchase price accounting adjustments - non-amortization related	(6.1)	—	5.7	(0.4)	(0.8)
Purchase price accounting adjustments - amortization related	67.7	—	(0.4)	—	67.3
Subtotal	77.4	(34.1)	13.3	31.8	88.4

Adjusted Operating profit (loss)	287.4	583.5	147.3	(169.1)	849.1

Adjusted Depreciation and amortization	264.3	29.7	48.1	3.1	345.2

Adjusted EBITDA	$551.7	$613.2	$195.4	$(166.0)	$1,194.3

Operating profit margin, as reported	5.8%	13.9%	11.4%		8.2%

Adjusted Operating profit margin	8.0%	13.1%	12.5%		9.2%

Adjusted EBITDA margin	15.3%	13.8%	16.6%		12.9%

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Subsea	$1,509.9	$1,553.9	$6,820.3	4,297.9
Onshore/Offshore	696.0	1,666.1	11,966.0	5,816.5
Surface Technologies	404.7	427.2	1,188.3	1,251.5
Total inbound orders	$2,610.6	$3,647.2	$19,974.6	$11,365.9
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. See “Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations” Note 6 to our condensed consolidated financial statements of this Quarterly Report for more information on order backlog.

	Order Backlog
(In millions)	September 30, 2019	December 31, 2018
Subsea	$8,655.8	$5,999.6
Onshore/Offshore	15,030.8	8,090.5
Surface Technologies	428.7	469.9
Total order backlog	$24,115.3	$14,560.0
Subsea - Order backlog for Subsea at September 30, 2019 increased by $2.7 billion compared to December 31, 2018. Subsea backlog of $8.7 billion at September 30, 2019 was composed of various subsea projects, including Anadarko Golfinho; Petrobras pipelay support vessels and Mero I; Eni Coral and Merakes; Lundin Solveig and Rolvsnes; Equinor Johan Sverdrup Phase 2; Neptune Cara & Gioa and Seagull; Energean Karish; Reliance MJ1; BP Thunderhorse South Extension 2; and ExxonMobil Liza Phase 2.
Onshore/Offshore - Onshore/Offshore order backlog at September 30, 2019 increased by $6.9 billion compared to December 31, 2018. Onshore/Offshore backlog of $15.0 billion was composed of various projects, including Arctic LNG 2, Yamal LNG; Midor refinery expansion; BP Tortue FPSO; ExxonMobil Beaumont refinery expansion; Long Son Petrochemicals; Energean Karish; HURL fertilizer plants; Neste bio-diesel expansion; and HPCL Visakh refinery.
Surface Technologies - Order backlog for Surface Technologies at September 30, 2019 decreased by $41.2 million compared to December 31, 2018. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within twelve months.
Non-consolidated backlog - Non-consolidated backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.

Non-consolidated backlog
(In millions)	September 30, 2019
Subsea	$842.1
Onshore/Offshore	2,632.0
Total order backlog	$3,474.1

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
The following table provides a reconciliation of our cash and cash equivalents to net (debt) cash, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$4,504.4	$5,540.0
Short-term debt and current portion of long-term debt	(299.4)	(67.4)
Long-term debt, less current portion	(3,608.8)	(4,124.3)
Net cash	$596.2	$1,348.3
Cash Flows
We generated $289.4 million of cash from operating activities during the nine months ended September 30, 2019 as compared to $344.7 million cash used by operating activities during the same period in 2018. The change was primarily due to a decrease in cash paid to settle trade payables during the nine months ended September 30, 2019 and an increase in contract liabilities, partially offset by a decrease in other current liabilities.
Investing activities consumed $357.2 million and $358.2 million of cash during the nine months ended September 30, 2019 and 2018, respectively. The cash consumed by investing activities remained flat.
Financing activities used $898.9 million and $403.0 million of cash during the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used by financing activities was primarily due to repayments of commercial papers and settlements of mandatorily redeemable financial liability during the nine months ended September 30, 2019.
Debt and Liquidity
Credit Facility - The following is a summary of our revolving credit facility at September 30, 2019:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding(a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$—	$1,639.7	$—	$860.3	January 2023

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $1,639.7 million of commercial paper issued under our facility at September 30, 2019. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at September 30, 2019.

As of September 30, 2019, we were in compliance with all restrictive covenants under our revolving credit facility.
See Note 13 to our condensed consolidated financial statements of this Quarterly Report for more information related to our credit facility.
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
Additional information about credit risk is incorporated herein by reference to Note 20 to our condensed consolidated financial statements of this Quarterly Report.
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $860.3 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses.
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

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2019, there were no changes to our identified critical accounting estimates.
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
Our operating profit was positively impacted by approximately $289.0 million and $721.3 million for the three and nine months ended September 30, 2019, respectively, comprised of $225.3 million and $63.7 million for the three months ended September 30, 2019 and $482.2 million and $239.1 million for the nine months ended September 30, 2019 in our Onshore/Offshore and Subsea segments, respectively.
Our operating profit was positively impacted by approximately $180.5 million and $471.6 million for the three and nine months ended September 30, 2018, respectively, comprised of $143.6 million and $36.9 million for the three months ended September 30, 2018 and $367.0 million and $104.6 million for the nine months ended September 30, 2018 in our Onshore/Offshore and Subsea segments, respectively.
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
In September 2019, the SEC approved our previously disclosed agreement in principle with the SEC Staff and issued an Administrative Order, pursuant to which we paid the SEC $5.1 million, which was included in the global resolution of $301.3 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2019, that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”).
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
Changes in Internal Controls over Financial Reporting
Except for changes in connection with our implementation of the remediation measures or as described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, the following risk factors were identified or modified:
The proposed separation and spin-off transaction announced on August 26, 2019 is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may not achieve the intended results.
As previously disclosed, our Board of Directors unanimously approved a plan to separate into two independent, publicly traded companies. For more information, please refer to Note 2 to our condensed consolidated financial statements of this Quarterly Report. The completion of the transaction, which is expected to be structured as a spin-off of our Onshore/Offshore segment, including Genesis, a leader in front-end engineering and design, as well as Loading Systems, a leader in cryogenic material transfer products, and Cybernetix, a technology leader in process automation, is contingent upon the final approval of our Board of Directors as well as market conditions and the receipt of regulatory approvals, which are beyond our control, as well as consultation of employee representatives, where applicable. We may also choose to abandon the spin-off at any time. For these and other reasons, the spin-off may not be completed in the expected timeframe or at all. Additionally, the execution of the proposed spin-off will likely continue to require significant time and attention of our management, which could impact other strategic initiatives. Our employees may also be uncertain about their future roles within the separate companies pending the completion of the spin-off, which could lead to departures. In addition, if the spin-off is completed, we may not realize its expected benefits. Any such difficulties could have an adverse effect on our business, financial condition, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2019.
The following table summarizes repurchases of our ordinary shares during the three months ended September 30, 2019.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2019 - July 31, 2019	36,000	$25.27	36,000	14,286,427
August 1, 2019 - August 31, 2019	—	$—	—	14,286,427
September 1, 2019 - September 30, 2019	—	$—	—	14,286,427
Total	36,000		36,000	14,286,427

(a)	Represents 36,000 ordinary shares repurchased and canceled.

(b)	In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300.0 million for the purchase of ordinary shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Within the second quarter 2018, management decided to wind down all business in Iran, with the exception of seeking to collect outstanding receivables for work previously completed. Since the second quarter 2018, the Company has not and will not accept any new work in Iran.
Pursuant to section 13(r) of the Exchange Act, two of our non-U.S. subsidiaries had contracts with entities in Iran. Pursuant to these contracts, which were terminated in the first and second quarter 2018, we prepared a feasibility study related to improvements to an olefins plant in Iran and also provided engineering and design services for the construction of an ethylene plant in Iran. We have not received any revenue under either of these contracts for the quarter ended September 30, 2019. The expected revenue related to services performed prior to contract termination for the olefins plant and the ethylene plant is 260,000 Euros and 4,000,000 Euros, respectively, which is less than 0.1% of our revenues for the fiscal year ended December 31, 2018. We also had a non-binding arrangement with an engineering, procurement, and construction company in Iran for the purpose of jointly bidding and negotiating for work on two projects in Iran, which we terminated in third quarter 2018. No projects were pursued under the non-binding agreement and no revenue was generated.
We had submitted bids to or had discussions with companies in Iran, including some that may be owned or controlled by the Government of Iran, regarding potential future projects in Iran. In third quarter 2018, we withdrew all pending bids in Iran and will not accept a contract award related to such a project.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: November 12, 2019