Form 10-K
period 2019-12-31
TechnipFMC plc
filed 2020-03-03
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUALLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 28, 2019, by the closing price on such day of $25.94 as reported on the New York Stock Exchange, was $8.4 billion.

Class	Outstanding at February 25, 2020
Ordinary shares, $1.00 par value per share	447,064,767
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I
ITEM 1. BUSINESS
Overview
TechnipFMC plc, a public limited company incorporated and organized under the laws of England and Wales, with registered number 09909709, and with registered office at One St. Paul’s Churchyard, London EC4M 8AP, United Kingdom (“TechnipFMC”, the “Company,” “we,” or “our”) is a global energy service company with a portfolio of solutions for the production and transformation of hydrocarbons and renewable energy sources. These solutions range from discreet products and services to fully integrated solutions based on proprietary technologies, with a clear focus to deliver greater efficiency across project lifecycles from concept to delivery and beyond.
We have operational headquarters in Paris, France and Houston, Texas, United States. We operate across three business segments: Subsea, Onshore/Offshore, and Surface Technologies. Through these segments, we are levered to the three energy growth areas of unconventionals, liquefied natural gas (“LNG”), and deepwater developments.
We have a unique and comprehensive set of capabilities to serve the oil and gas industry. With our proprietary technologies and production systems, integration expertise, and comprehensive solutions, we are transforming our clients’ project economics.
Enhancement of the Company’s performance and competitiveness is a key component of this strategy that is achieved through technology and innovation differentiation, seamless execution, and reliance on simplification to drive costs down. We are targeting profitable and sustainable growth by seizing market growth opportunities and expanding our range of services, and we are managing our assets efficiently to ensure that we are well-prepared to drive and benefit from the opportunities we are experiencing in many of the segments we serve.
Each of our more than 37,000 employees is driven by a steadfast commitment to clients and a culture of purposeful innovation, challenging industry conventions, and finding new and better ways of working to unlock possibilities. This leads to fresh thinking, streamlined decisions, and smarter results, enabling us to achieve our vision of enhancing the performance of the world’s energy industry.
History
In March 2015, FMC Technologies, Inc., a U.S. Delaware corporation (“FMC Technologies”), and Technip S.A., a French société anonyme (“Technip”), signed an agreement to form an exclusive alliance and to launch Forsys Subsea, a 50/50 joint venture, that would unite the subsea skills and capabilities of two industry leaders. This alliance, which became operational on June 1, 2015, was established to identify new and innovative approaches to the design, delivery, and maintenance of subsea fields.
Forsys Subsea brought the industry's most talented subsea professionals together early in operators’ project concept phase with the technical capabilities to design and integrate products, systems, and installation to significantly reduce the cost of subsea field development and enhance overall project economics.
Based on the success of the Forsys Subsea joint venture and its innovative approach to integrated solutions, Technip and FMC Technologies announced in May 2016 that the companies would combine through a merger of equals to create a global subsea leader, TechnipFMC, that would drive change by redefining the production of oil and gas. The business combination was completed on January 16, 2017 (the “Merger”), and on January 17, 2017, TechnipFMC began operating as a unified, combined company trading on the New York Stock Exchange (“NYSE”) and on the Euronext Paris Stock Exchange (“Euronext Paris”) under the symbol “FTI.”
In 2017, our first year as a merged company, TechnipFMC secured several project awards as many operators moved forward with final investment decisions for major onshore projects and subsea developments. Several of the subsea awards incorporated the use of our integrated approach to project delivery, validating our unique business model aimed at lowering project costs and accelerating the delivery of initial hydrocarbon production. This was made possible by bringing together the complimentary subsea work scopes of the merged companies.

In 2018, TechnipFMC delivered the industry's first three full-cycle, integrated projects and realized considerable growth in Subsea order inbound, driven in part by its unique integrated offering, iEPCI™ (“iEPCI”). For all of 2019, the value of integrated subsea awards to TechnipFMC more than doubled versus the prior year, representing more than 50 percent of all Subsea project order inbound. The increase was driven by a wider adoption of the integrated business model, particularly with those clients where we have unique alliances. With the industry’s most comprehensive and only truly integrated subsea market offering, we have continued to expand the deepwater opportunity set for our customers.
TechnipFMC’s expertise does not end with the production of hydrocarbons. Because of its best in class Engineering and Construction (“E&C”) project design and execution capabilities, enabled by a portfolio of proprietary technologies, TechnipFMC continues to secure and deliver projects that further enable our clients to monetize resources - from liquefaction of gas, both onshore and on floating vessels, through refining and product facilities and with green chemistry and renewables.
On August 26, 2019, the Company announced that it will separate into two diversified pure-play market leaders – TechnipFMC, focused on subsea and surface hydrocarbon production, and Technip Energies, focused on downstream engineering, procurement, and construction (“EPC”) project execution. The separation will enable both companies to benefit from distinct and compelling market opportunities across the energy value chain; dedicated focus of management, resources and capital; and unique value propositions with differentiated investment appeal.

•
TechnipFMC will be a fully-integrated technology and services provider, driving energy development across deepwater, conventional, and unconventional resources. The Company continues to successfully demonstrate leadership in integrated subsea project delivery and is focused on replicating this success through the development of integrated production models for the surface market. TechnipFMC is also poised to benefit from service opportunities resulting from the world’s largest installed base of subsea production equipment, umbilicals, risers, and flowlines.

•
Technip Energies will be a leading engineering and construction player, with a robust project delivery model, strong technical capabilities, and proven track record as demonstrated by the successful execution of some of the world’s most iconic EPC projects. The new company will continue to leverage its industry-leading process technology portfolio, particularly in the areas of ethylene and hydrogen, while pursuing further opportunities to enhance and differentiate this portfolio.

The Company continues to innovate and introduce new technologies across our portfolio of products and services. TechnipFMC’s strong operational performance in 2019 was driven by a relentless focus on operational execution, while our significant growth in project backlog provides improved visibility for our businesses for 2020 and beyond.
BUSINESS SEGMENTS
Subsea
The Subsea segment provides integrated design, engineering, procurement, manufacturing, fabrication, installation, and life of field services for subsea systems, subsea field infrastructure, and subsea pipe systems used in oil and gas production and transportation. We are a fully-integrated technology and services provider, continuing to drive responsible energy development.
We are an industry leader in front-end engineering and design (“FEED”), subsea production systems (“SPS”), subsea flexible pipe, and subsea umbilicals, risers, and flowlines (“SURF”). We also have the capability to install these products and related subsea infrastructure with our fleet of highly specialized vessels. By integrating the SPS and SURF work scopes, we are uniquely able to drive greater value to our clients through more efficient execution of the installation campaign. This, in conjunction with our strong commercial focus, has enabled the successful market introduction of an integrated subsea business model, iEPCI, which spans a project’s early phase design through the life of field. Our integrated business model is unlocking incremental opportunities and materially expanding the deepwater opportunity set. Since the first iEPCI project was awarded in 2016, market adoption of the business model has accelerated each year, and in 2019 we secured more than 75 percent of the industry’s integrated project awards.

Through integrated FEED studies, or iFEED™ (“iFEED”), we are uniquely positioned to influence project concept and design. Using innovative solutions for field architecture, including standardized equipment, new technologies, and simplified installation, we can significantly reduce subsea development costs and accelerate time to first production.
Our first-mover advantage and ability to convert iFEED studies into iEPCI contracts, often as a direct award, creates a unique set of opportunities for the Company that are not available to our peers. This allows us to deliver a fully integrated - and technologically differentiated - subsea system, and to better manage the complete work scope through a single contracting mechanism and a single interface, yielding meaningful improvements in project economics and time to first oil.
We continue to support our clients following project delivery by offering aftermarket and life of field services. Our wide range of capabilities and solutions, including integrated life of field, or iLOF™ (“iLOF”), allows TechnipFMC to help clients increase oil and gas recovery and equipment uptime while reducing overall cost. Our iLOF offering is designed to unlock the full potential of subsea infrastructures during operations by transforming the way subsea services are delivered and proactively addressing the challenges operators face over the life of subsea fields. We provide production optimization, asset life extension insight, proactive debottlenecking, and condition based maintenance.
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
Our subsea production systems and products include subsea trees, chokes and flow modules, manifold pipeline systems, control and data management systems, well access systems, multiphase and wetgas meters, and additional technologies. The design and manufacture of our subsea systems requires a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure of deepwater environments, as well as internal pressures of up to 20,000 pounds per square inch (“psi”) and temperatures of up to 400º F. The development of our integrated subsea production systems includes initial engineering design studies and field development planning and considers all relevant aspects and project requirements, including optimization of drilling programs and subsea architecture.
Subsea Processing Systems. Our subsea processing systems, which include subsea boosting, subsea gas compression, and subsea separation, are designed to accelerate production, increase recovery, extend field life, and/or lower operators’ production costs for greenfield, subsea tie-backs and brownfield applications. To provide these products, systems, and services, we utilize our engineering, project management, procurement, manufacturing, and assembly and test capabilities.
Flexible Pipe and Umbilical Supply. We engineer and manufacture flexible pipes as well as steel tube, thermoplastic hose, power and communication and hybrid (a combination of steel tube, thermoplastic hose, and electrical cables) umbilicals. TechnipFMC vessels will typically perform the installation of the flexible pipes and umbilicals, but we also sell these products directly to oil companies or to other vessel operators.
Vessels. We operate a fleet of 18 vessels. Of the 18 vessels currently in operation, we have sole ownership of ten vessels, ownership of six vessels as part of joint ventures, and operate two vessels under long-term charter.

We wholly own four pipelay support vessels and jointly own six subsea construction vessels. The jointly-owned vessels operate under a 50/50 ownership structure exclusively in the Brazilian market. These vessels are primarily contracted to Petróleo Brasileiro S.A. - Petrobras (“Petrobras”), principally to install umbilical and flexible flowlines and risers to connect subsea wells to floating production units across a range of water depths. We also own three subsea construction vessels and have long-term charter agreements for two other construction vessels. The Company also owns three dive support vessels.
Subsea Services. We provide a portfolio of services that improve uptime, lower lifecycle costs and increase recovery over the life of the field for our clients’ subsea assets. These services include: (i) provision of exploration and production wellhead systems and services; (ii) remotely operated vehicle (“ROV”) services; (iii) installation and well completion rig services; (iv) maintenance services for test, modification, refurbishment, and upgrade of subsea equipment and tooling; (v) asset integrity services based on product and field data to optimize the performance of the subsea asset, including proactive inspection, maintenance, and repair (“IMR”) of subsea infrastructure; (vi) well access and intervention services, both rig-based and vessel-based (riserless light well intervention or “RLWI”); (vii) production management services to enhance well and field production, including subsea multiphase boosting and real time virtual metering services; and (viii) well plug, abandonment and decommissioning. Our vision is to transform the customer experience with an agile services culture and grow our business across the life of the field.
Key drivers of subsea services market activity are the inspection and maintenance of subsea infrastructure, driven in large part by aging infrastructure on mature fields. The need for well intervention services also continues to grow, with more than 6,500 wells operated globally.

With our extensive experience in subsea equipment, our large installed base of subsea production equipment, our broad range of services, and our historical technical design and manufacturing leadership, we are in a unique position to offer integrated solutions across the “life of field” services combining asset light solutions (e.g. RLWI), digital services (e.g. data driven monitoring, surveillance and production management suite of applications), and leading edge automated systems (e.g. Schilling ROVs) to enhance the economics of producing fields through maximization of asset uptime, higher production volumes, and lower operating expense.
Robotics, Controls and Automation. We design and manufacture ROVs and manipulator arms that are used in subsea drilling, construction, IMR, and life of field services. Our product offering includes electric and hydraulic work-class ROVs, tether-management systems, launch and recovery systems, remote manipulator arms, and modular control systems. We also provide support and services such as product training, pilot simulator training, spare parts, and technical assistance.
We also provide electro-hydraulic and electric production and intervention control systems, allowing accurate control and monitoring of subsea installations to ensure the highest production availability that can ensure safe and environmentally friendly field operations. These include the sensors, multiphase flow meters, digital infrastructure, integrity monitoring, control functionality, and automation features needed for subsea systems. Robotics capabilities are now being used in the control of manifold valves during production, which demonstrates a convergence of our technologies in order to provide better systems for our customers.
Research, Engineering, Manufacturing and Supply Chain (“REMS”). REMS is an organization we formed in September of 2019 to support accelerated technology innovation,  and product delivery improvements. We accomplish this by reducing the cycle-time  of engineering and manufacturing our products, including working with our suppliers to reduce their costs, and optimizing our processes and how we manage workflow. Through REMS, we are focused on challenging the existing technologies and implementing world-class manufacturing practices, including LEAN and process automation, to improve reliability while reducing total product cost and lead time to delivery. Our REMS organization primarily supports our Subsea segment but is also integrated across our Surface Technologies business.
Also this year, we established a Product Management function to further our capabilities to understand, define, and deliver the technologies and products of the future. This function will provide a complement to REMS, Subsea and Surface business, and will drive the understanding of customer requirements, competitive landscape, and investment prioritization.
Capital Intensity
Many of the systems and products we supply for subsea applications are highly engineered to meet the unique demands of our customers’ field properties and are typically ordered one to two years prior to installation. We often receive advance payments and progress billings from our customers to fund initial development and working capital requirements.
Dependence on Key Customers
Generally, our customers in the Subsea segment are major integrated oil companies, national oil companies, and independent exploration and production companies.

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
The commitment to our customers goes beyond project delivery, and we nurture these alliances with transparency and collaboration to better understand their needs to ensure customer success.
No single Subsea customer accounted for 10% or more of our 2019 consolidated revenue.
Competition
We are the only fully integrated company that can provide the complete suite of subsea production equipment, umbilicals, and flowlines with the complete portfolio of installation services enabling us to develop a subsea field as a single company. Our company competes with companies that supply some of the components as well as installation companies. Our competitors include Aker Solutions ASA, Baker Hughes Company (“Baker Hughes”), Dril-Quip, Inc., McDermott International, Inc. (“McDermott”), National Oilwell Varco, Oceaneering International, Inc., Saipem S.p.A. (“Saipem”), Schlumberger, Ltd. (“Schlumberger”), and Subsea 7 S.A.
Seasonality
In the North Sea, winter weather generally subdues drilling activity, reducing vessel utilization and demand for subsea services as certain activities cannot be performed. As a result, the level of offshore activity in our Subsea segment is negatively impacted in the first quarter of each year.
Market Environment
The volatile, and generally low, crude oil price environment over the last four years led many of our customers to reduce their capital spending plans or defer new deepwater projects. The reduction and deferral of projects resulted in delayed subsea project inbound for the industry. In response to the lower commodity prices and reduced cash flow, operators took actions needed to improve their subsea project economics, and suppliers, in turn, took the steps necessary to further reduce project break-even levels by offering cost-effective approaches for project developments. These actions continue.
The rate of project sanctioning for new subsea developments has moved higher since the market trough as project economics and operator confidence have improved. Similarly to other parts of the market (e.g. onshore), the trajectory and pace of further recovery and expansion in the subsea market is subject to the allocation of capital our clients dedicate to developing offshore oil and gas fields amongst their entire portfolio of projects and drivers of capital expansion or discipline. The risk of project sanctioning delays is still present in the current environment; however, innovative approaches to subsea projects, like our iEPCI solution, have improved project economics, and many offshore discoveries can be developed economically at today’s crude oil prices. In the long-term, deepwater development is expected to remain a significant part of many of our customers’ portfolios.
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

•
Innovative research and development (“R&D”), often in collaboration with clients and partners, to develop leading products and technologies that deliver greater efficiency to the client, lower development costs, unlock stranded and/or marginal fields, and enable frontier developments;

•	Focus on selecting the right projects to ensure a strong and healthy backlog;

•	Superior project execution capabilities allowing the Company to mobilize the right teams, assets, and facilities to capture and profitably execute complex subsea projects and services;

•	Capitalize on combined competencies coming from alliances and partnerships with both clients and suppliers; and

•	Leverage supplier relationships to optimize supply chain market dynamics and implement greater simplification and standardization in products and processes.
TechnipFMC is a clear leader in the subsea industry. Our success has been built on our technological strength, innovation, focus on digitalization, and strong partnerships with major oil companies to expand market opportunities.
Recent and Future Developments
In 2019, our Subsea inbound orders increased more than 50 percent versus the prior year, driven by further adoption of the integrated model and growth in services activity. The value of integrated project awards also more than doubled from the levels we recorded in 2018. Subsea services continued to benefit from the industry's largest and expanding installed base, with growth in the year reflecting increased installation, asset refurbishment and well intervention activities. Subsea services remains on track for double-digit growth in 2020.
We continue to focus on performance improvement and optimization strategies that will improve our profitability. Our investments decisions fully support our business with technologies that will differentiate our portfolio.
In December 2019, we completed the sale of the G1201 vessel as part of our overall strategy to optimize the profile and size of its subsea fleet. In addition to the sale transaction we also executed a Memorandum of Agreement which includes a Collaboration Agreement with the buyer that provides 5 years of exclusivity for a list of named subsea projects in a specific jurisdiction and the right of first refusal for other projects. This followed the announcement of our Strategic Collaboration Agreement with Allseas aimed at jointly pursuing specific deepwater projects where the assets, products and capabilities of both companies are complementary. This supports the Company’s intent to use collaboration agreements, where possible, to execute its differentiated iEPCI™ business model.
We received the industry’s first award of a 20K high-pressure, high-temperature system for LLOG’s Shenandoah project in the Gulf of Mexico. This new technology was the result of our joint industry program that included 5 major operators. This was the first time the industry collaborated to develop a new subsea system focused on the delivery of a single-part number and designed to handle hydrocarbons under the industry's most extreme pressure and temperature conditions to date.
We have accelerated our digital journey to deliver an integrated digital thread from Front End to Services, thus enhancing the performance of our products and services as well as safety and asset integrity. With its presence all along the oil and gas value chain, TechnipFMC is well-placed to leverage data to improve and enhance the performance of our clients’ assets, optimize operational costs, deliver predictive and preventive maintenance, and enable remote operations.
Our inbound order growth for the full year was significantly better than the total Subsea market growth. This high level of growth came in the third year of a market recovery and is the highest annual growth rate we have experienced in a decade. Strength in project activity, as well as our expectation for double-digit revenue growth in Subsea Services, provides the framework for 2020 Subsea orders to approach the level achieved in 2019, although this remains dependent on the timing of one or two major project awards. We expect our iEPCI capabilities to provide a competitive advantage as we deliver comprehensive and differentiated solutions. In addition, we anticipate the following longer-term trends in the subsea market:

•	Increased market adoption of integrated subsea projects, leading to further penetration of our integrated business model and higher levels of iEPCI order activity for our Company;

•
Growing service opportunities, driven by (i) higher levels of project activity, (ii) increased asset integrity and production management activities focused on improving uptime and production volume and lowering emissions, and (iii) increased maintenance and intervention activity resulting from an expanding and aging installed equipment base;

•
Smaller projects and direct awards will continue to contribute meaningfully to our order mix. In 2018 and 2019, these awards collectively represented just under one-half of our total subsea inbound orders, with the remainder being publicly announced projects and subsea service activities. Subsea tiebacks are often part of this mix, and these shorter cycle brownfield expansions provide operators with faster paybacks and higher returns;

•
There is a growing trend towards independent operators and new entrants undertaking subsea developments; we are a natural partner for this customer group because of our ability to offer fully integrated solutions; and

•
Natural gas developments are growing in prominence. We believe that more than 20 percent of offshore capital expenditures could be directed at natural gas developments by early next decade. We also anticipate that 45 percent of gas production will come from offshore, with significant growth in the Middle East (shallow water) followed by Australia (deep water) in the next five years.

We continue to work closely with our customers and believe that, in the context of lower oil prices, with our unique business model we can further reduce their project break-even levels by offering cost-effective approaches to their project developments and accelerate time to first oil and gas.
Product Development
In 2014, we entered into a joint development agreement with several major operators to develop common standards for subsea production equipment capable of operating at pressures as high as 20,000 psi and temperatures up to 350º F. This joint development agreement is delivering standardized design, materials, processes, and interfaces to provide improved reliability and operations over the life of the field. The first major achievement of this joint development effort, and further highlighting our technology-based solutions focused on creating customer success, we delivered a complete production system for Shell’s high-pressure and high-temperature Appomattox field in the Gulf of Mexico in 2018, and Shell began producing from Appomattox in May of 2019.
Technology development progressed on our Subsea 2.0 product platform, the next generation of subsea equipment, using designs that are significantly simpler, leaner, and smarter than current designs. These new products incorporate a modular product architecture and component level standardization to enable a flexible configure-to-order approach, reducing hardware delivery time for clients. The products are expected to deliver breakthroughs in the way subsea products are manufactured, assembled, installed, and maintained over the life of the field. The smaller, lighter products achieve up to a 50 percent reduction in size, weight, and part count, while maintaining the same or improved functionality. When combined with iEPCI, our powerful integrated approach to field architecture, and project execution, Subsea 2.0 improves project economics and unlocks first oil and gas faster.
In addition to investments to develop lower cost production solutions, we also invest in the development of technology to expand our service portfolio. We have qualified new technology to enable the inspection of flexible risers and flowlines. We also are advancing subsea robotic productivity through the development of more efficient ROV systems that are easier to operate and maintain.
Acquisitions and Investments
In February 2018, we signed an agreement with the Island Offshore Group to acquire a 51 percent stake in Island Offshore’s wholly-owned subsidiary, Island Offshore Subsea AS. Island Offshore Subsea AS provides RLWI project management and engineering services for plug and abandonment (“P&A”), riserless coiled tubing, and well completion operations. In connection with the acquisition of the controlling interest, TechnipFMC and Island Offshore entered into a strategic cooperation agreement to deliver RLWI services on a worldwide basis, which also include TechnipFMC’s RLWI capabilities. Island Offshore Subsea AS has been rebranded to TechnipFMC Island Offshore Subsea (“TIOS”) and is now the operating unit for TechnipFMC’s RLWI activities worldwide.

In March 2018, we announced a collaboration agreement with Magma Global Ltd. to develop a new generation of hybrid flexible pipe (“HFP”) for use in offshore applications. HFP is expected to provide increased strength and fatigue performance, while also achieving dramatic weight and cost reductions, for subsea fluid transport applications. As part of the collaboration, TechnipFMC purchased a minority stake in Magma Global. We are advanced in creating our new HFP and continue working towards important milestones in the qualification process.
In January 2019, we acquired a new dive support vessel, the Deep Discoverer, to replace a vessel we retired in support of our fleet optimization strategy. The acquisition was somewhat opportunistic, but allowed us to obtain a high-quality, top-tier vessel significantly below newbuild cost and without a protracted delivery schedule. The vessel will operate primarily in the dive construction, inspection, maintenance and repair markets in the North Sea and can also support our iEPCI™ initiative in the region.
In December 2019, we completed the acquisition of the remaining 50% interest in Technip Odebrecht PLSV CV (“TOP CV”). TOP CV was formed as a joint venture between Technip SA and Ocyan SA to provide pipeline installation ships to Petrobras for its work in oil and gas fields offshore Brazil.
Onshore/Offshore
The Onshore/Offshore segment offers a full range of design, project management and construction services to our customers spanning the entire downstream value chain, including technical consulting, concept selection, and final acceptance test. We have been successful in meeting our clients’ needs given our proven skills in managing large EPC projects. When our announced separation is complete, this segment will be the cornerstone of Technip Energies.
Our Onshore business combines the study, engineering, procurement, construction, and project management of the entire range of onshore facilities related to the production, treatment, and transportation of oil and gas, the transformation of petrochemicals such as ethylene, polymers, and fertilizers, as well as other activities, and the commercialization of renewable energy and feedstocks.
We conduct large-scale, complex, and challenging projects that involve extreme climatic conditions and non-conventional resources and are subject to increasing environmental and regulatory performance standards. We rely on technological know-how for process design and engineering, either through the integration of technologies from leading alliance partners or through our own technologies. We seek to integrate and develop advanced technologies and reinforce our strong project execution capabilities in each of our Onshore activities.
Our Offshore business combines the study, engineering, procurement, construction, and project management within the entire range of fixed and floating offshore facilities, many of which were the first of their kind, including the development of floating liquefied natural gas (“FLNG”) facilities.
Principal Products and Services
Onshore E&C. We design and build different types of facilities for the development of onshore oil and gas, processing facilities, and product export systems. In addition, we renovate existing facilities by modernizing production equipment and control systems, in accordance with applicable environmental standards.
Refining. We are a leader in the design and construction of oil refineries. We manage many aspects of these projects, including the preparation of concept and feasibility studies, and the design, construction, and start-up of complex refineries or single refinery units. We have been involved in the design and construction of over 30 new refineries or major refinery expansions, and are one of the few contractors in the world to have built seven new refineries since 2000. We have extensive experience with technologies related to refining and have completed more than 840 individual process units within major expansion or refurbishment projects, implemented in more than 75 countries. As a result of our cooperation with the most highly renowned technology licensors and catalyst suppliers and our strong technological expertise and refinery consulting services, we are able to provide an independent selection of appropriate technologies to meet specific project and client targets. These technologies result in direct benefits to the client, such as emission control and environmental protection, including hydrogen and carbon dioxide management, sulfur recovery units, water treatment, and zero flaring. With a strong record of accomplishment in refinery optimization projects, we have experience and competence in relevant technological fields in the oil refining sector.

Natural Gas Treatment and Liquefaction. We offer a complete range of services across the gas value chain to support our clients’ capital projects from concept to delivery. Our capabilities include the design and construction of facilities for LNG, gas-to-liquids (“GTL”), natural gas liquids (“NGL”) recovery, and gas treatment.
In the field of LNG, we pioneered base-load LNG plant construction through the first-ever facility in Arzew, Algeria. Working with our partners, we have constructed facilities that can deliver more than 105 million metric tonnes per annum (“Mtpa”), which is a significant portion of the global liquefaction capacity in operation today. TechnipFMC brings knowledge and conceptual design capabilities that are unique among engineering and construction companies involved in LNG. We have engineered and delivered a broad range of LNG plants, including mid-scale and very large-scale plants, both onshore and offshore, and plants in remote locations. We have experience in the complete range of services for LNG receiving terminals from conceptual design studies to EPC. Reference projects include LNG trains in Qatar (the six largest ever constructed), Yemen, and a series of mid-scale LNG plants in China, and together with our joint venture partners, we delivered first phase of the Yamal LNG plant (“Yamal”) in the Russian Arctic with all three trains put in production before the end of 2018. During 2019, the Arctic LNG 2 project for Novatek was sanctioned following award of the EPC contract to us, together with our joint venture partners.
We are also well positioned in the GTL market and are one of the few contractors with experience in large GTL facilities. We have unique experience in delivering plants using Sasol’s “Slurry Phase Distillate” technology, and we have provided front-end engineering design for the Fischer-Tropsch section of more than 60 percent of commercial liquids conversion capacity worldwide. Our clients also benefit from our development of environmental protection measures, including low nitrogen oxide and sulfur oxide emissions, waste-water treatment, and waste management.
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
Ethylene. We hold proprietary technologies and are a leader in the design, construction, and commissioning of ethylene production plants. We design steam crackers, from concept stage through construction and commissioning, for both new plants (including mega-crackers) and plant expansions. We have a portfolio of the latest generation of commercially proven technologies and are uniquely positioned to be both a licensor and an EPC contractor. Our technological developments have improved the energy efficiency in ethylene plants by improving thermal efficiency of the furnaces and reducing the compression power required per ton, thereby reducing carbon dioxide emissions per ton of ethylene by 30 percent over the last 25 years.
Petrochemicals and Fertilizers. We are one of the world leaders in the process design, licensing, and realization of petrochemical units, including basic chemicals, intermediate and derivative plants. We provide a range of services that includes process technology licensing and development and full EPC complexes. We license a portfolio of chemical technologies through long-standing alliances and relationships with leading manufacturing companies and technology providers. We have research centers to develop and test technologies for polymer and petrochemical applications, where fully automated pilot plants gather design data to scale-up processes for commercialization.
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

•
Semi-Submersible Platforms: These platforms are well-suited for oil field developments where subsea wells drilled by a mobile offshore drilling unit are appropriate. Semi-Submersibles can operate in a wide range of water depths and may have full drilling and large topside capabilities. We have our own unique design of low-motion Semi-Submersible platforms that can accommodate dry trees.

•
Tension-Leg Platforms (“TLP”): An appropriate platform for deepwater drilling and production in water depths up to approximately 1,500 meters, the TLP can be configured with full drilling or with tender assist and is generally a dry tree unit. The TLP and our topside can be integrated onto the substructure in a cost-effective manner at quayside.

Floating Production, Storage and Offloading (“FPSO”). Working with our construction partners, we have delivered some of the largest FPSOs in the world. FPSOs enable offshore production and storage of oil which is then transported by a tanker where pipeline export is uneconomic or technically challenged (e.g., ultra-deepwater). FPSOs utilize onshore processes adapted to a floating marine environment. They can support large topsides and hence large production capacities. Leveraging our industry-leading capabilities in gas monetization, particularly FLNG, we are currently well-positioned to leverage the global offshore gas cycle with gas FPSOs.
Floating Liquefied Natural Gas (“FLNG”). FLNG is an innovative alternative to traditional onshore LNG plants and is suitable for remote and stranded gas fields that were previously deemed uneconomical. FLNG is a commercially attractive approach to the monetization of offshore gas fields. It avoids the cost of building and operating long-distance pipelines and extensive onshore infrastructure. We pioneered the FLNG industry and are the only contractor to integrate all of the core activities required to deliver an FLNG project: LNG process, offshore facilities, loading systems, and subsea infrastructure. We delivered the industry’s first and largest FLNG facilities and are currently executing ENI’s Coral South FLNG, which will be installed offshore Mozambique in East Africa.
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
Dependence on Key Customers
Generally, our Onshore/Offshore customers are major integrated oil companies or national oil companies. We have developed long-term relationships with our main clients around our portfolio of technologies, expertise in project management, and strong execution. Our customers have sought the security of partnerships with us to ensure timely and cost-effective delivery of their projects.
One customer, JSC Yamal LNG, represented more than 10 percent of 2019 consolidated revenue. We do not anticipate JSC Yamal LNG representing more than 10 percent of our consolidated revenue beyond 2019 as the project nears completion. We consolidate all revenue from the JSC Yamal LNG partnership, including revenue associated with the minority partners of the joint venture.

Competition
In the onshore market, we face a large number of competitors, including U.S. companies (Bechtel Corporation, Fluor Corporation,, KBR, Inc. (“KBR”), and McDermott), Asian and Australian companies (Chiyoda Corporation, JGC Corporation, Hyundai Oilbank, Samsung Engineering Co., Ltd, SK Energy Co., Ltd and WorleyParsons Limited), European companies (John Wood Group plc, Maire Tecnimont Group, Petrofac, Ltd., Saipem, and Tecnicas Reunidas, S.A.),. In addition, we compete against smaller, specialized, and locally-based engineering and construction companies in certain countries or for specific units such as petrochemicals.

Competition in the Offshore market is relatively fragmented and includes various players with different core capabilities, including offshore construction contractors, shipyards, leasing contractors, and local yards in Asia Pacific, the Middle East, and Africa. Competitors include China Offshore Oil Engineering Co., Ltd., Daewoo Shipbuilding & Marine Engineering Co., Ltd., Hyundai Heavy Industries Co., Ltd., JGC Corporation, KBR, McDermott, MODEC Inc., Saipem, and Samsung Heavy Industries Co., Ltd.
Seasonality
Our Onshore business is generally not impacted by seasonality. Our Offshore business could be impacted by seasonality in the North Sea and other harsh environment regions during the offshore installation campaign at the end of a project.
Market Environment
The onshore market is impacted by changes in oil and gas prices, but is typically more resilient than offshore markets. Indeed, some downstream markets have benefited from low commodity prices where market fundamentals are influenced by other economic factors (e.g., petrochemicals and fertilizers that are linked to global growth). This market dynamic is mostly present in developing countries with rapidly growing energy demand (in particular, Asia) and countries with abundant oil and gas reserves that have decided to expand downstream (in particular, the Middle East and Russia). The onshore market remains relatively small in Western Europe with a diversity of projects, including a second generation of bio ethanol plants. The North American onshore market is experiencing a strong recovery in the wake of the oil and gas shale revolution.
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
TechnipFMC’s Onshore/Offshore segment continually invests in innovation and technology. The Company is at the forefront of digital solutions due in part to our investment in 3D models, often referred to as digital twin, and interfaces.
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

Activity in LNG is fueled by higher demand for natural gas, a fuel source that continues to command a greater share of global energy demand. Natural gas will play an essential role as an energy transition fuel, helping to meet the increasing demand for energy while lowering greenhouse gases when compared to current fuel sources. This trend is structural, driven by market preference for cleaner energy sources and the need to satisfy growing domestic demand in markets such as Asia and the Middle East. To meet this demand, we believe that large gas projects will need to be sanctioned in the near future, as evidenced by both the significant increase in pre-FEED and FEED contract awards and higher levels of pre-bid project planning experienced in 2019. The award of Novatek’s Arctic LNG 2 project and its sanction in late 2019 confirmed this trend.
As onshore market activity levels remain stable, it provides our business with the opportunity to engage early with our clients and pursue additional front-end engineering studies, which serve to optimize project economics while also mitigating risks during project execution. Market opportunities for downstream front-end engineering studies and full EPC projects in both LNG and refining are most prevalent in the Middle East, Africa, and Asia. We continue to track near-term prospects for petrochemical and fertilizer projects as well. We believe this broad opportunity set could generate additional inbound orders in the coming years.
In response to an increase in demand for gas, Offshore continued as a leader in gas FPSO projects. In addition to the ongoing Karish project for Energean, we were awarded the EPCI contract for BP’s Tortue gas FPSO, which will be deployed offshore West Africa.
Product Development
We are positioned as a premier provider of project execution and technology solutions, which enables our customers to unlock resources at advantaged capital and operating economics. We invest in these main Onshore R&D areas: (i) the development of process technology and equipment for economy of scale; (ii) continuous improvement of our proprietary process technologies and other solutions to reduce operating and investment cost; and (iii) diversification of our proprietary technology offering.
Our Offshore R&D efforts are focused on improving the economics of our clients’ diverse fixed and floating platform projects. Additionally, to further reduce operating and investment costs, we continue to progress the development of robotic solutions for offshore platforms and work towards a standard and adaptable design for Normally Unmanned Installations (“NUI”). We are also evaluating the various opportunities that will emerge as the industry and societal demands shift as part of the energy transition. The Company continues to assess and implement the best digital technologies to support the business.
Acquisitions and Investments
No acquisitions or significant investments occurred during 2019 or 2018.
Surface Technologies
The Surface Technologies segment designs, manufactures, and services products and systems used by companies involved in land and shallow water exploration and production of crude oil and natural gas. Such products and systems include: (i) wellhead systems, (ii) hydraulic fracturing systems, including fracturing valves, pumps, rigid flowlines, and flexible flowlines, (iii) production, separation, and flow processing systems, and (iv) measurement products and integrated systems. We manufacture most of our products internally and on facilities located worldwide.
Principal Products and Services
Upstream Production. Our upstream production offering includes well control, safety and integrity systems, multiphase meter modules, in-line separation and processing systems, and standard pumps. These offerings are differentiated by our comprehensive portfolio of in-house compact, modular, and digital technologies, and are designed to enhance field project economics and reduce operating expenditures with an integrated system that spans from wellhead to pipeline.
Our high-efficiency solutions, such as our separation portfolio and measurement technologies, combined with our expertise in modularization, enable our customers to achieve first production faster with fully optimized and environmentally-conscious, compact systems.

Well Control and Integrity Systems: We supply control components and safety systems designed to safely and efficiently run either a wellpad, modules on an offshore platform, or a production facility. Our systems are based on standard, field-proven building blocks and designed for minimal maintenance during life of field operations.
Surface Multiphase Meter: Our multiphase meters (“MPMs”) are a collection of technologically-advanced innovations that provide a differentiated approach to multiphase measurement. The patented technology in our MPMs offers many unique features that provide a step change in allocation measurement and allows for continuous surveillance of wells across a full range of operating conditions. Our MPMs provide real-time data to a central facility, or our cloud portal, for production reporting and remote notification and system troubleshooting.
Separation and Processing Systems: TechnipFMC provides industry-leading technology for the separation of oil, gas, sand, and water. These solutions are used in onshore production facilities and on offshore platforms worldwide. Our family of separation products delivers client success by increasing efficiency and throughput and reducing the footprint of processing facilities. Our separation systems offering includes internal components for oil and gas multiphase separation, in-line deliquidisers, and solids removal, as well as fully assembled separation modules and packages designed and fabricated for oil and gas separation, fracturing flowback treatment, solids removal, and primary produced water treatment.
Standard Pumps and Skid Systems: TechnipFMC provides complete skid solutions, from design consultation through startup and commissioning. We offer a diverse line of reciprocating pumps, customized according to the application with pressure ranges available up to 10,000 psi and flow rates up to 1,500 gpm.
Automation and Digital Systems: TechnipFMC provides hardware and software solutions to automate and provide simple human interfaces for a number of its critical products. These digital offerings help enable the removal of personnel from critical zones either offshore or onshore. In addition the digital signatures from our products can then be interpreted and used via condition performance monitoring to eliminate unplanned downtime.
Pressure Control. We design and manufacture equipment used in well completion and stimulation activities by major oilfield sevice and drilling companies, as well as by oil and gas exploration and production operators directly.
Flowline: TechnipFMC is a leading supplier of flowline products and services to the oilfield industry. From the original Chiksan® and Weco® products to our revolutionary equipment designs and integrated services, our family of flowline products and services provides our customers with reliable and durable pressure pumping equipment. Our facilities stock flowline products in the specific sizes, pressures, and materials common to each region. Our commitment is to help our customers worldwide attain maximum value from their pressure pumping assets by guaranteeing that the right products arrive at the job site in top working condition. Our total solutions approach includes the InteServ tracking and management system, mobile inspection and repair, strategically located service centers, and genuine Chiksan® and Weco® spare parts.
Well Service Pumps: TechnipFMC offers a diverse line of well service pumps for use in high-pressure pumping operations such as hydraulic fracturing and stimulation, including triplex and quintuplex pumps, each with its own industry-leading features, including: (i) heavy-duty power ends, paired with main journal roller bearings and heavy-duty rod journal bearings, (ii) heavy-duty crankshafts, (iii) fluid cylinders, with accessible packing and valves, and (iv) made-to-order pumps. Our pumps can withstand some of the harshest operating conditions, with pressure ranges up to 20,000 psi and flow rates up to 1,500 gallons per minute.
All of our pumps are supported by dedicated service staff. We have the industry’s largest fleet of mobile units to perform complete inspection and repair services at customer locations around the world. The mobile services include inspection, testing, repair, documentation, and certification, with the goal of extending product life and reducing operator costs.
Drilling and Completion. We provide a full range of drilling and completion systems for both standard and custom engineered applications. The customer base of our drilling and completion offerings are oil and gas exploration and production companies.
Surface Wellheads and Production Trees: Our products are used to control and regulate the flow of crude oil and natural gas from the well. The wellhead is a system of spools and sealing devices from which the entire downhole well string hangs and provides the structural support for surface production trees. Production trees are comprised of valves, actuators and chokes which can be combined in both vertical and horizontal configurations, depending on customer-specific requirements.

Surface wellheads and production trees are “per-well” systems which are designed for onshore shale, onshore conventional, and offshore shallow water platform applications, and are typically sold directly to exploration and production operators during the drilling and completion phases of the well lifecycle. Our surface wellhead and production tree systems are used worldwide, and we are one of the few companies that provide global coverage and a full range of system configurations, including (i) conventional wellheads, (ii) Unihead® drill-thru wellheads designed for faster installation and drill-time optimization, (iii) high-pressure, high-temperature (“HPHT”) systems for extreme production applications, and (iv) steam-assisted gravity drainage (“SAGD”) and cyclic steam injection (“CSS”) thermal systems for heavy oil applications.
We also provide services associated to our surface wellhead and production tree portfolio including service personnel and rental tooling for wellhead and production tree installation and life of field repair, refurbishment, and general maintenance. Our wellhead and production tree business relies on our ability to successfully provide the necessary field operations coverage, responsiveness, and reliability to prevent downtime and nonproductive time during the drilling and completion phases.
Fracturing Tree and Manifold Systems: During the completion of a shale well, the well undergoes hydraulic fracturing. During this phase, durable and wear resistant wellsite equipment is temporarily deployed, designed to sustain the high pressure and highly erosive fracturing fluid which is pumped through the well into the formation.
Our surface completions portfolio includes fracturing tree systems, fracturing valve greasing systems, hydraulic control units, fracturing manifold systems, and rigid and flexible flowlines. This equipment is temporarily laid out between the wellhead and the fracturing pump truck during hydraulic fracturing. These products are typically supplied to exploration and production operators who rent this equipment directly from us during the hydraulic fracturing activities. Associated with our fracturing equipment rental is fracturing rig-up / rig-down field service personnel as well as oversight and operation of the equipment during the multiple fracturing stages for a shale well.
TechnipFMC’s manifold solutions help increase operational efficiency for a pad site with multiple wells. Our TE Manifold provides time savings and pumping efficiencies when stimulating multiple wells on a single pad. The manifolds are installed and connected to multiple trees off the critical path, which allows our customers to fracture more stages per day in a compact footprint and efficiently move operations from one well to another, saving time and money. We also offer conventional and articulating arm manifold trailers which are used as the connection point between fracturing pump trucks and the fracturing flowline and manifold system.
Our Ground Level Fracturing System is an essential tool for unconventional operators who use simultaneous operations to efficiently run completions in multi-well pads. The innovative system design uses various lengths of trunkline to align the TE Manifold and fracturing tree at ground level, which minimizes the number of flowline connections for safer operation. We are a significant supplier of flowline pipework (rigid and flexible) that is used to move the fracturing product from the pump truck, via the manifold and into the fracturing trees.
With a presence in all the major shale plays worldwide, our fracturing offering is recognized for its reliability and durability.
Flowback and Well Testing Services: After a shale well is hydraulically fractured, the well moves to the flowback phase in which much of the fracturing fluid pumped into the well flows back out through the wellhead and fracturing tree system. This phase lasts until the wellbore flow is adequate for flow through the production facilities downstream of the wellsite. Our flowback and well testing offering includes chokes, de-sanders, and advanced well testing equipment and related services which are provided to exploration and production operators during the flowback phase.
Fracturing Integrated Offering (“Frac I/O”): We are one of the few oilfield service providers that can offer an integrated solution covering the fracturing through flowback phases. Our Frac I/O provides our exploration and production customers with an integrated rental and service offering, including fracturing tree and manifold systems, as well as pressure control flowlines, flowback and well testing equipment, and field services.
Services. We offer our customers a comprehensive suite of service packages to ensure optimal performance and reliability of our equipment. These service packages include all phases of the asset’s life cycle: from the early planning stages through testing and installation, commissioning and operations, replacement and upgrade, maintenance, storage, preservation, intervention, integrity, decommissioning and abandonment.

Measurement Solutions. We design, manufacture, and service measurement products for the oil and gas industry. Our flow computers and control systems manage and monitor liquid and gas measurement for applications such as custody transfer, fiscal measurement, and batch loading and deliveries. Our FPSO metering systems provide the precision and reliability required for measuring large flow rates of marine loading operations. Our gas and liquid measurement systems are utilized in multiple energy-related applications, including crude oil and natural gas production and transportation, refined product transportation, petroleum refining, and petroleum marketing and distribution. We combine advanced measurement technology with state-of-the-art electronics and supervisory control systems to provide the measurement of both liquids and gases. This ensures processes operate efficiently while reducing operating costs and minimizing the risks associated with custody transfer.
Loading Systems. We lead the market with reliable loading system solutions. We are globally recognized for setting technical and performance standards in fluid transfer, delivering liquid and gas loading systems to the most challenging applications, both onshore and offshore.
TechnipFMC leads the market with 10,000 marine loading arms supplied, including more than 500 arms for LNG applications. We have developed unique offshore LNG transfer systems for all FLNG facilities operating to date. We offer equipment design and fabrication projects, as well as services over the life of our systems. Our proven ability to innovate, coupled with our modern manufacturing and assembly techniques, serve as the foundation for the future development of fluid transfer systems capable of operating in the most hostile and challenging environments.
By offering both types of products covering the full range of midstream and downstream applications, we can recommend and provide the best solution to our clients.
Capital Intensity
Surface Technologies manufactures most of its products, resulting in a reliance on manufacturing locations throughout the world, including fully owned manufacturing hubs in Stephenville, Texas, United States and Singapore, and a wide global network of third party suppliers. We also maintain a large quantity of rental equipment related to our drilling & completion and pressure control offerings.
Dependence on Key Customers
No single Surface Technologies customer accounted for 10% or more of our 2019 consolidated revenue.
Competition
Surface Technologies is a market leader for many of our products and services. Some of the factors that distinguish us from other companies in the same sector include our technological innovation, reliability, product quality, and ability to integrate across a broad portfolio scope. Surface Technologies competes with other companies that supply surface production equipment and pressure control products. Some of our major competitors in Surface Technologies include Baker Hughes, Cactus, Inc., Forum Energy Technologies, Inc., Gardner Denver, Inc., Schlumberger, and The Weir Group plc.
Market Environment
Surface Technologies’ performance is typically driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by pressure pumping activity and the completions intensity of shale applications in the Americas.
The North America shale market is sensitive to oil price fluctuations. For a global oilfield service company such as ourselves, this is partially offset by the less cyclical drilling activity in the international markets where most of the activity is driven by national oil companies (NOCs), which tend to maintain longer term and more capital intense drilling programs.
Global activity is still below levels achieved in the prior industry cycle and pricing remains competitive. Drilling activity in North America during 2019 declined approximately 12% compared to 2018, in terms of rig count and number of wells drilled. Completion activity contracted approximately 10% in 2019 in terms of number of wells fractured and a decrease of approximately 7% in 2019 in terms of pressure pumping horsepower demand. The activity decline was driven by pipeline takeaway capacity constraints, lower commodity prices, and lower spending by our customers.

Our business outside of the Americas continued to experience competitive pricing pressure throughout much of 2019. We believe market pricing has since stabilized and expect this more stable pricing environment to continue throughout 2020. Confidence in an improved outlook for our business, based on an expected 4% to 5% increase in rig count and number of wells drilled in 2020, is further supported by the strong growth experienced in inbound orders and backlog in late 2019, about 25% inbound increase in Q4 compared to the average in Q1 to Q3. We believe that the Middle East, Asia Pacific, and Northern Europe are best poised for new order growth.
Strategy
Our strategy is focused on being a leading provider of best-cost and high-performance integrated assets and services for our customers in the drilling, completion, upstream production, and midstream transportation sectors. We distinguish our offering by combining four elements – innovative product design, exceptional customer experience, leading digital tools, and integrated systems.
We have developed the digital tools and customer-centric organizational culture that help enable customer success. Our system integration capabilities and automation technologies (i) reduce cycle time, lowering both capital and operating expenditures and allowing our customers to achieve first oil faster, and (ii) optimize the production process, minimizing facility footprint, manual interventions, and environmental impacts.
Recent and Future Developments
We continue to operate in a challenging environment as global activity is still below levels achieved in the prior industry cycle and pricing remains competitive. In 2019 well completion activity in North America moved lower, negatively impacting demand for pressure control equipment. The activity decline was driven by pipeline takeaway capacity constraints, lower commodity prices, and lower operator budgets.
North American drilling and completion activity continued to move higher throughout 2018, peaking in the first quarter of 2019, and then declining throughout the remainder of 2019. Forecasts for 2020 activity are heavily dependent on commodity prices. Our current outlook is that activity in early 2020 will remain near the fourth quarter of 2019 exit levels and then gradually increase in the second half of the year.
Outside of the Americas, drilling and completion activity increased 7 percent from 2018 to 2019 and is now planned to stabilize on a 4 to 5 percent increase in the next three years.
Product Development
In 2019, we expanded our desanding product offering by introducing our Desander Pro which can handle up to 30 percent higher drill out sand volumes during the flowback phase in shale applications. We are in the final stages of testing for our high gas desander, specifically designed for gas shale plays in Canada and the United States and we have high hopes that this technology can be utilized in conventional applications. We have introduced a number of products that are specifically orientated to improving the safety and efficiency on the Fracturing Pad, including SAFlex - large bore flexible Fracturing lines, 7” Check Valves, Speedloc Quick Connector for wireline intervention. These new products will all become important element in our integrated fracturing offering. Further, we have expanded our suite of high-pressure, high-temperature wellheads and trees, and continue to expand our digital product offering with automated desanding dumps, tank level monitoring, automatic valve greasing units, and automated well testing system, all in an effort to further reduce manning and increase remote oversight of drilling and completion operations.
Acquisitions and Investments
In October 2017, we announced an agreement to acquire Plexus Holding plc’s (“Plexus”) wellhead exploration equipment and services business for jack-up applications. In conjunction with our global footprint and market presence, this portfolio expansion in the mudline and high-pressure, high-temperature arena has enabled us to be a leading provider of products and services to the global jack-up exploration drilling market. This acquisition fits within our strategy to extend and strengthen our position in exploration drilling products and services while leveraging our global field presence. The acquisition closed in the first quarter of 2018.
The business has been integrated into our Surface Technologies segment, including the transfer of key personnel from Plexus, with their specialized expertise, to ensure continuity and ongoing customer support. The business continues to operate from its existing location in Dyce, Aberdeen, United Kingdom.

In December 2017, we opened a new 18,000 square meter facility in Abu Dhabi’s Industrial City 2, which has been further expanded in 2019 to provide customer inventory management services and position the Company for the construction of integrated skids and modules in support of our Production Systems business. In June 2018, we broke ground on a new 52,000 square meter facility in Dhahran, Saudi Arabia. These facilities are part of our continued investment in the United Arab Emirates and Saudi Arabia to reinforce our leading position in delivering local solutions that extend asset life and improve project returns. They position us to respond to the expected increase in activity for Abu Dhabi National Oil Company (“ADNOC”) and Saudi Aramco in 2020 and beyond while strengthening our capabilities, providing a solid platform for us to grow our integrated offerings in this region, including multiple product lines and aftermarket services that are key to our growth strategy. The new facilities will offer a broader range of capabilities and greater value-add in-country, supporting our full portfolio with high technology equipment in the drilling, completion, production, and pressure control sectors.
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
Patents, Trademarks, and Other Intellectual Property
We own a number of patents, trademarks, and licenses that are cumulatively important to our businesses. As part of our ongoing R&D focus, we seek patents when appropriate for new products, product improvements, and related service innovations. We have approximately 6,800 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous trademarks and trade names and have approximately 550 registrations and pending applications worldwide.
We protect and promote our intellectual property portfolio and take actions we deem appropriate to enforce and defend our intellectual property rights. We do not believe, however, that the loss of any one patent, trademark, or license, or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.
Employees
As of December 31, 2019, we had more than 37,000 employees.
Segment and Geographic Financial Information
The majority of our consolidated revenue and segment operating profits are generated in markets outside of the United States. Each segment’s revenue is dependent upon worldwide oil and gas exploration, production and petrochemical activity. Financial information about our segments and geographic areas is incorporated herein by reference from Note 7 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Order Backlog
Information regarding order backlog is incorporated herein by reference from the section entitled “Inbound Orders and Order Backlog” in Part II, Item 7 of this Annual Report on Form 10-K.

Website Access to Reports and Proxy Statement
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and Forms 3, 4, and 5 filed on behalf of directors and executive officers, and amendments to each of those reports and statements, are available free of charge through our website at www.technipfmc.com, under “Investors” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Alternatively, our reports may be accessed through the website maintained by the SEC at www.sec.gov. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I, Item 1 “Business” of this Annual Report on Form 10-K.
The following table indicates the names and ages of our executive officers as of March 2, 2020, including all offices and positions held by each in the past five years:

Name	Age	Current Position and Business Experience (Start Date)
Douglas J. Pferdehirt[1]	56
Executive Chairman and Chief Executive Officer (2019)
Chief Executive Officer (2017)
President and Chief Executive Officer of FMC Technologies (2016)
President and Chief Operating Officer of FMC Technologies (2015)

Maryann T. Mannen[1]	57	Executive Vice President and Chief Financial Officer (2017) Executive Vice President and Chief Financial Officer of FMC Technologies (2014)
Dianne B. Ralston[1]	53	Executive Vice President, Chief Legal Officer and Secretary (2017) Senior Vice President, General Counsel, and Secretary of FMC Technologies (2015)
Justin Rounce[1]	53
Executive Vice President and Chief Technology Officer (2018)
President—Valves & Measurement for Schlumberger Limited (2018)
Senior Vice President—Marketing & Technology for Schlumberger Limited (2016)
Vice President—Marketing & Chief Technology Officer for Cameron International Corporation (2015)

Agnieszka Kmieciak[1]	46	Executive Vice President—People and Culture (2018) HR Director—Production Group for Schlumberger Limited (2017) Talent Manager and Workforce Planning Manager for Schlumberger Limited (2015)
Arnaud Piéton[1]	46	President—Subsea (2018) Executive Vice President—People and Culture (2017) President—Asia-Pacific Region of Technip (2016) Chief Operating Officer, Subsea—Asia-Pacific Region of Technip (2014)
Richard G. Alabaster[1]	59	Transition Manager (2019) President—Surface Technologies (2017) Vice President—Surface Technologies of FMC Technologies (2015)
Barry Glickman[1]	51	President —Surface Technologies (2019) President—Engineering, Manufacturing and Supply Chain (2017) Vice President—Subsea Services of FMC Technologies (2015)
Nello Uccelletti[1]	66	President and Advisor to the CEO (2019) President—Onshore/Offshore (2017) President—Onshore/Offshore of Technip (2014)
Catherine MacGregor[1]	47
President—Onshore/Offshore (2019)
President—New Ventures (2019)
President—Drilling Group of Schlumberger Limited (2017)
President—Reservoir Characterization of Schlumberger Limited (2016)
President—Europe and Africa Region of Schlumberger Limited (2013)

Christophe Bélorgeot[2]	53	Senior Vice President, Corporate Engagement (2018) Vice President, Corporate Communications (2017) Senior Vice President, Communications and CEO Office of Technip (2014)
Krisztina Doroghazi[3]	48	Senior Vice President, Controller, and Chief Accounting Officer (2018) Senior Vice President, Financing Planning and Reporting of MOL Group (2015)
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
Risks Related to Our Business and Industry
We operate in a highly competitive environment and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation, may impact our results of operations.
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
Our industry, including our customers and competitors, has experienced unanticipated changes in recent years.  Moreover, the industry is undergoing vertical and horizontal consolidation to create economies of scale and control the value chain, which may affect demand for our products and services because of price concessions for our competitors or decreased customer capital spending. This consolidation activity could impact our ability to maintain market share, maintain or increase pricing for our products and services or negotiate favorable contract terms with our customers and suppliers, which could have a significant negative impact on our financial condition, results of operations or cash flows. We are unable to predict what effect consolidations and other competitive factors in the industry may have on prices, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.
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
Factors affecting the prices of oil and natural gas include, but are not limited to, the following:

•	demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates, and general economic and business conditions;

•	costs of exploring for, producing, and delivering oil and natural gas;

•	political and economic uncertainty, and socio-political unrest;

•	governmental laws, policies, regulations and subsidies related to or affecting the production, use, and exportation/importation of oil and natural gas;

•	available excess production capacity within the Organization of Petroleum Exporting Countries (“OPEC”) and the level of oil production by non-OPEC countries;

•	oil refining and transportation capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	technological advances affecting energy consumption;

•	development, exploitation, relative price, and availability of alternative sources of energy and our customers’ shift of capital to the development of these sources;

•	volatility in, and access to, capital and credit markets, which may affect our customers’ activity levels, and spending for our products and services; and

•	natural disasters.
The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. While oil and natural gas prices have partially rebounded from the downturn that began in 2014, the market remains quite volatile and the sustainability of the price recovery and business activity levels is dependent on variables beyond our control, such as geopolitical stability, OPEC’s actions to regulate its production capacity, changes in demand patterns, and international sanctions and tariffs. Continued volatility or any future reduction in demand for oilfield services could further adversely affect our financial condition, results of operations, or cash flows.
Our success depends on our ability to develop, implement, and protect new technologies and services.
Our success depends on the ongoing development and implementation of new product designs, including the processes used by us to produce and market our products, and on our ability to protect and maintain critical intellectual property assets related to these developments. If we are not able to obtain patents, trade secrets or other protection of our intellectual property rights, if our patents are unenforceable or the claims allowed under our patents are not sufficient to protect our technology, or if we are not able to adequately protect our patents or trade secrets, we may not be able to continue to develop our services, products and related technologies. Additionally, our competitors may be able to independently develop technology that is similar to ours without infringing on our patents or gaining access to our trade secrets. If any of these events occurs, we may be unable to meet evolving industry requirements or do so at prices acceptable to our customers, which could adversely affect our financial condition, results of operations, or cash flows.
The industries in which we operate or have operated expose us to potential liabilities, including the installation or use of our products, which may not be covered by insurance or may be in excess of policy limits, or for which expected recoveries may not be realized.
We are subject to potential liabilities arising from, among other possibilities, equipment malfunctions, equipment misuse, personal injuries, and natural disasters, any of which may result in hazardous situations, including uncontrollable flows of gas or well fluids, fires, and explosions. Our insurance against these risks may not be adequate to cover our liabilities. Further, the insurance may not generally be available in the future or, if available, premiums may not be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, such potential liabilities could have a material adverse effect on our business, results of operations, financial condition or cash flows.
We may lose money on fixed-price contracts.
As customary for some of our projects, we often agree to provide products and services under fixed-price contracts. We are subject to material risks in connection with such fixed-price contracts.  It is not possible to estimate with complete certainty the final cost or margin of a project at the time of bidding or during the early phases of its execution. Actual expenses incurred in executing these fixed-price contracts can vary substantially from those originally anticipated for several reasons including, but not limited to, the following:
•unforeseen additional costs related to the purchase of substantial equipment necessary for contract fulfillment or labor shortages in the markets where the contracts are performed;

•	mechanical failure of our production equipment and machinery;

•	delays caused by local weather conditions and/or natural disasters (including earthquakes and floods); and

•	a failure of suppliers, subcontractors, or joint venture partners to perform their contractual obligations.
The realization of any material risks and unforeseen circumstances could also lead to delays in the execution schedule of a project. We may be held liable to a customer should we fail to meet project milestones or deadlines or to comply with other contractual provisions. Additionally, delays in certain projects could lead to delays in subsequent projects that were scheduled to use equipment and machinery still being utilized on a delayed project.

Pursuant to the terms of fixed-price contracts, we are not always able to increase the price of the contract to reflect factors that were unforeseen at the time our bid was submitted, and this risk may be heightened for projects with longer terms. Depending on the size of a project, variations from estimated contract performance, or variations in multiple contracts, could have a significant impact on our financial condition, results of operations or cash flows.
New capital asset construction projects for vessels and manufacturing facilities are subject to risks, including delays and cost overruns, which could have a material adverse effect on our financial condition, or results of operations.
We regularly carry out capital asset construction projects to maintain, upgrade, and develop our asset base, and such projects are subject to risks of delay and cost overruns that are inherent in any large construction project, resulting from numerous factors including, but not limited to, the following:

•	shortages of key equipment, materials or skilled labor;

•	delays in the delivery of ordered materials and equipment;

•	design and engineering issues; and

•	shipyard delays and performance issues.
Failure to complete construction in time, or the inability to complete construction in accordance with design specifications, may result in the loss of revenue. Additionally, capital expenditures for construction projects could materially exceed the initially planned investments, or there could be delays in putting such assets into operation.
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
Any difficulty in engaging suitable subcontractors or acquiring equipment and materials could compromise our ability to generate a significant margin on a project or to complete such project within the allocated time frame. If subcontractors, suppliers or joint venture partners refuse to adhere to their contractual obligations with us or are unable to do so due to a deterioration of their financial condition, we may be unable to find a suitable replacement at a comparable price, or at all. Moreover, the failure of one of our joint venture partners to perform their obligations in a timely and satisfactory manner could lead to additional obligations and costs being imposed on us as we may be obligated to assume our defaulting partner’s obligations or compensate our customers.
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
Our business may be materially affected by variation from normal weather patterns, such as cooler or warmer summers and winters. Adverse weather conditions, such as hurricanes in the Gulf of Mexico or extreme winter conditions in Canada, Russia, and the North Sea, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions or loss of productivity, and may result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. Any of these events or outcomes could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Our international operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”), the anti-corruption provisions of French law n° 2016-1691 dated December 9, 2016 relating to Transparency, Anti-corruption and Modernization of the Business Practice (“Sapin II Law”), the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act), and economic and trade sanctions, including those administered by the United Nations, the European Union, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“U.S. Treasury”), and the U.S. Department of State. The FCPA prohibits corruptly providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments, and penalties. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories, and designated persons.
As a result of doing business in foreign countries, including through partners and agents, we are exposed to a risk of violating anti-corruption laws and sanctions regulations. Some of the international locations in which we currently operate or may, in the future, operate, have developing legal systems and may have higher levels of corruption than more developed nations. Our continued expansion and worldwide operations, including in developing countries, our development of joint venture relationships worldwide, and the employment of local agents in the countries in which we operate increases the risk of violations of anti-corruption laws and economic and trade sanctions. Violations of anti-corruption laws and economic and trade sanctions are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts (and termination of existing contracts), and revocations or restrictions of licenses, as well as criminal fines and imprisonment. In addition, any major violations could have a significant impact on our reputation and consequently on our ability to win future business.

We have implemented internal controls designed to minimize and detect potential violations of laws and regulations in a timely manner but we can provide no assurance that such policies and procedures will be followed at all times or will effectively detect and prevent violations of the applicable laws by one or more of our employees, consultants, agents, or partners. The occurrence of any such violation could subject us to penalties and material adverse consequences on our business, financial condition, results of operations, or cash flows.
Compliance with environmental and climate change-related laws and regulations may adversely affect our business and results of operations.
Environmental laws and regulations in various countries affect the equipment, systems, and services we design, market, and sell, as well as the facilities where we manufacture our equipment and systems, and any other operations we undertake. We are required to invest financial and managerial resources to comply with environmental laws and regulations, and believe that we will continue to be required to do so in the future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the issuance of orders enjoining our operations, or other claims and complaints. Additionally, our insurance and compliance costs may increase as a result of changes in environmental laws and regulations or changes in enforcement. These laws and regulations, as well as any new laws and regulations affecting exploration and development of drilling for crude oil and natural gas, are becoming increasingly strict and could adversely affect our business and operating results by increasing our costs, limiting the demand for our products and services, or restricting our operations.
Existing or future laws and regulations relating to greenhouse gas emissions and climate change may adversely affect our business.
Climate change continues to attract considerable public and scientific attention. As a result, numerous laws, regulations, and proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of carbon dioxide, methane, and other “greenhouse gases” (“GHGs”). These efforts have included cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. Such existing or future laws, regulations, and proposals concerning the release of GHGs or that concern climate change (including laws, regulations, and proposals that seek to mitigate the effects of climate change) may adversely impact demand for the equipment, systems and services we design, market and sell. For example, oil and natural gas exploration and production may decline as a result of such laws, regulations, and proposals, and as a consequence, demand for our equipment, systems and services may also decline. In addition, such laws, regulations, and proposals may also result in more onerous obligations with respect to our operations, including the facilities where we manufacture our equipment and systems. Such decline in demand for our equipment, systems and services and such onerous obligations in respect of our operations may adversely affect our financial condition, results of operations, or cash flows.
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
We operate in various countries across the world. Instability and unforeseen changes in any of the markets in which we conduct business, including economically and politically volatile areas could have an adverse effect on the demand for our services and products, our financial condition, or our results of operations. These factors include, but are not limited to, the following:

•	nationalization and expropriation;

•	potentially burdensome taxation;

•	inflationary and recessionary markets, including capital and equity markets;

•	civil unrest, labor issues, political instability, disease outbreaks, terrorist attacks, cyber terrorism, military activity, and wars;

•	supply disruptions in key oil producing countries;

•	the ability of OPEC to set and maintain production levels and pricing;

•	trade restrictions, trade protection measures, price controls, or trade disputes;

•	sanctions, such as prohibitions or restrictions by the United States against countries that are the targets of economic sanctions, or are designated as state sponsors of terrorism;

•	foreign ownership restrictions;

•	import or export licensing requirements;

•	restrictions on operations, trade practices, trade partners, and investment decisions resulting from domestic and foreign laws, and regulations;

•	regime changes;

•	changes in, and the administration of, treaties, laws, and regulations including in response to public health issues;

•	inability to repatriate income or capital;

•	reductions in the availability of qualified personnel;

•	foreign currency fluctuations or currency restrictions; and

•	fluctuations in the interest rate component of forward foreign currency rates.
DTC and Euroclear may cease to act as depository and clearing agencies for our shares.
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
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets, and our business.
We are based in the United Kingdom and have operational headquarters in Paris, France; Houston, Texas, United States; and in London, United Kingdom, with worldwide operations, including material business operations in Europe. The United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period, which will end on or after December 31, 2020. During the transition period, the United Kingdom and the European Union will continue to negotiate their future customs and trading arrangements, and other aspects of their relationship. Political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.

These developments could have a material adverse effect on global economic conditions and the stability of the global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates, and credit ratings may be especially subject to increased market volatility. In addition, a lack of clarity about the future relationship between the United Kingdom and the European Union, and their respective laws and regulations, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, employment laws, and other rules that would apply to us and our subsidiaries, could increase our costs, restrict our access to capital within the United Kingdom and the European Union, depress economic activity, and further decrease foreign direct investment in the United Kingdom. For example, withdrawal from the European Union could, depending on the negotiated terms of such withdrawal, eliminate the benefit of certain tax-related E.U. directives currently applicable to U.K. companies such as us, including the Parent-Subsidiary Directive and the Interest and Royalties Directive, which could, subject to any relief under an available tax treaty, raise our tax costs.

Any of these factors could have a material adverse effect on our business, financial condition, or results of operations.
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
In addition, the Board of Directors’ determinations regarding dividends and share repurchases will depend on a variety of other factors, including our net income, cash flow generated from operations or other sources, liquidity position, and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Our ability to declare and pay future dividends and make future share repurchases will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical, general economic conditions, demand and selling prices for our products and services, and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate cash depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, regulatory changes, capital expenditures, or debt servicing requirements.
Any failure to pay dividends or repurchase shares of our ordinary shares could negatively impact our reputation, harm investor confidence in us, and cause the market price of our ordinary shares to decline.
Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our obligations under our outstanding debt.
We have substantial existing debt. As of December 31, 2019, our total debt is $4.5 billion. We also have the capacity under our $2.5 billion credit facility, in addition to our bilateral facility, to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

•	make it more difficult for us to make payments on our debt;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, distributions, and other general partnership purposes;

•	increase our vulnerability to adverse economic or industry conditions;

•	limit our ability to obtain additional financing to react to changes in our business; or

•	place us at a competitive disadvantage compared to businesses in our industry that have less debt.
Additionally, any failure to meet required payments on our debt or to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments. In the event of such default, the holders of such debt could elect to declare all the amounts outstanding under such instruments to be due and payable.
The London Interbank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.
A downgrade in our debt rating could restrict our ability to access the capital markets.
The terms of our financing are, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. We cannot provide assurance that any of our current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency. Factors that may impact our credit ratings include debt levels, capital structure, planned asset purchases or sales, near- and long-term production growth opportunities, market position, liquidity, asset quality, cost structure, product mix, customer and geographic diversification, and commodity price levels. A downgrade in our credit ratings, particularly to non-investment grade levels, could limit our ability to access the debt capital markets or refinance our existing debt or cause us to refinance or issue debt with less favorable terms and conditions. Moreover, our revolving credit agreement includes an increase in interest rates if the ratings for our debt are downgraded, which could have an adverse effect on our results of operations. An increase in the level of our indebtedness and related interest costs may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing, as well as have a material adverse effect on our business, financial condition, or results of operations.
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
We conduct operations around the world in many different currencies. Because a significant portion of our revenue is denominated in currencies other than our reporting currency, the U.S. dollar, changes in exchange rates will produce fluctuations in our revenue, costs, and earnings, and may also affect the book value of our assets and liabilities and related equity. We hedge transaction impacts on margins and earnings where a transaction is not in the functional currency of the business unit, but we do not hedge translation impacts on earnings. Our efforts to minimize our currency exposure through such hedging transactions may not be successful depending on market and business conditions. Moreover, certain currencies in which we conduct operations, specifically currencies in countries such as Angola and Nigeria, do not actively trade in the global foreign exchange markets and may subject us to increased foreign currency exposures. As a result, fluctuations in foreign currency exchange rates may adversely affect our financial condition, results of operations, or cash flows.
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
The efficient operation of our business is dependent on our IT systems. Accordingly, we rely upon the capacity, reliability, and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to changing needs. We have been subject to cyber attacks in the past, including phishing, malware, and ransomware. No such attack has had a material adverse effect on our business, however this may not be the case with future attacks. Our systems may be vulnerable to damages from such attacks, as well as from natural disasters, failures in hardware or software, power fluctuations, unauthorized access to data and systems, loss or destruction of data (including confidential customer information), human error, and other similar disruptions, and we cannot give assurance that any security measures we have implemented or may in the future implement will be sufficient to identify and prevent or mitigate such disruptions.
We rely on third parties to support the operation of our IT hardware, software infrastructure, and cloud services, and in certain instances, utilize web-based and software-as-a-service applications. The security and privacy measures implemented by such third parties, as well as the measures implemented by any entities we acquire or with whom we do business, may not be sufficient to identify or prevent cyber attacks, and any such attacks may have a material adverse effect on our business. While our IT vendor agreements typically contain provisions that seek to eliminate or limit our exposure to liability for damages from a cyber attack, we cannot ensure such provisions will withstand legal challenges or cover all or any such damages.
Threats to our IT systems arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, outbreaks of hostilities, or terrorist acts. The failure of our IT systems or those of our vendors to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, reputational harm, increased overhead costs, and loss of important information, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. Our insurance coverage may not cover all of the costs and liabilities we incur as the result of any disruptions or security breaches, and if our business continuity and/or disaster recovery plans do not effectively and timely resolve issues resulting from a cyber attack, we may suffer material adverse effects on our business.
We are subject to governmental regulation and other legal obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could harm our business.
We are subject to international data protection laws, such as the General Data Protection Regulation, or GDPR, in the European Economic Area, or EEA. The GDPR imposes several stringent requirements for controllers and processors of personal data which have increased our obligations, including, for example, by requiring more robust disclosures to individuals, notifications, in some cases, of data breaches to regulators and data subjects, and a record of processing and other policies and procedures to be maintained to adhere to the accountability principle. In addition, we are subject to the GDPR’s rules on transferring personal data outside of the EEA (including to the

United States), and some of these rules are currently being challenged in the courts. Failure to comply with the requirements of GDPR and the local laws implementing or supplementing the GDPR could result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as other administrative penalties. We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with the GDPR and other applicable data protection legislation, and we may be required to put in place additional control mechanisms which could be onerous and adversely affect our business, financial condition, results of operations, or cash flows.
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
In addition, the IRS and the U.S. Treasury have issued final and temporary regulations providing that, even if we are treated as a foreign corporation for U.S. federal income tax purposes, certain intercompany debt instruments issued on or after April 4, 2016 will be treated as equity for U.S. federal income tax purposes, therefore limiting U.S. tax benefits and resulting in possible U.S. withholding taxes. Although recent guidance from the U.S. Treasury removes certain documentation requirements that would otherwise be imposed with respect to covered debt instruments, announces an intention to further modify and possibly withdraw certain classification rules relating to covered debt instruments, and further indicates that these rules generally are the subject of continuing study and may be further materially modified, the current regulations may adversely affect our future effective tax rate and could also impact our ability to engage in future restructurings if such transactions cause an existing intercompany debt instrument to be treated as reissued for U.S. federal income tax purposes.
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
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States, which made extensive changes to the U.S. taxation of multinational companies, and is subject to future regulatory and possible legislative changes. In addition, the U.S. Congress, the U.K. Government, the European Union, the Organization for Economic Co-operation and Development (the “OECD”), and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. New tax initiatives, directives, and rules, such as the U.S. Tax Cuts and Jobs Act, the OECD’s Base Erosion and Profit Shifting initiative, and the European Union’s Anti-Tax Avoidance Directives, may increase our tax burden and require additional compliance-related expenditures. As a result, our financial condition, results of operations, or cash flows may be adversely affected. Further changes, including with retroactive effect, in the tax laws of the United States, the United Kingdom, the European Union, or other countries in which we and our affiliates do business could also adversely affect us.
We may not qualify for benefits under tax treaties entered into between the United Kingdom and other countries.
We operate in a manner such that we believe we are eligible for benefits under tax treaties between the United Kingdom and other countries. However, our ability to qualify for such benefits will depend on whether we are treated as a U.K. tax resident, the requirements contained in each treaty and applicable domestic laws, on the facts and circumstances surrounding our operations and management, and on the relevant interpretation of the tax authorities and courts. For example, because of Brexit, we may lose some or all of the benefits of tax treaties between the United States and the remaining members of the European Union, and face higher tax liabilities, which may be significant. Another example is the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “MLI”), which entered into force for participating jurisdictions on July 1, 2018. The MLI recommends that countries adopt a “limitation-on-benefit” rule and/or a “principle purposes test” rule with regards to their tax treaties. The scope and interpretation of these rules as adopted pursuant to the MLI are presently under development, but the application of either rule might deny us tax treaty benefits that were previously available.
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
In this regard, we have a permanent establishment in France to satisfy certain French tax requirements imposed by the French Tax Code with respect to the Merger. Although it is intended that we will be treated as having our exclusive place of tax residence in the United Kingdom, the French tax authorities may claim that we are a tax resident of France if we were to fail to maintain our “place of effective management” in the United Kingdom. Any such claim would be settled between the French and U.K. tax authorities pursuant to the mutual assistance procedure provided for by the tax treaty concluded between France and the United Kingdom. There is no assurance that these authorities would reach an agreement that we will remain exclusively a U.K. tax resident; an adverse determination could materially and adversely affect our business, financial condition, results of operations, or cash flows. A failure to maintain exclusive tax residency in the United Kingdom could result in adverse tax consequences to us and our subsidiaries and could result in certain adverse changes in the tax consequences of owning and disposing of our shares.
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
Risks Related to the Proposed Separation Transaction
The proposed separation transaction announced on August 26, 2019 is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may not achieve the intended results.
As previously disclosed, our Board of Directors unanimously approved a plan to separate into two independent, publicly traded companies. For more information, please refer to Note 3 to our consolidated financial statements of this Annual Report on Form 10-K. The completion of the transaction, which is expected to be structured as a separation of our Onshore/Offshore segment including Genesis, a leader in front-end engineering and design, as well as Loading Systems, a leader in cryogenic material transfer products, and Cybernetix, a technology leader in process automation, is contingent upon the final approval of our Board of Directors as well as market conditions and the receipt of regulatory approvals, which are beyond our control, as well as consultation of employee representatives, where applicable. We may also choose to abandon the separation at any time. For these and other reasons, the separation may not be completed in the expected timeframe or at all. Additionally, the execution of the proposed separation will likely continue to require significant time and attention of our management, which could impact other strategic initiatives. Our employees may also be uncertain about their future roles within the separate companies pending the completion of the separation, which could lead to departures.

Also, in connection with the separation, we will indemnify Technip Energies for certain liabilities and Technip Energies will indemnify us for certain liabilities. If we are required to act on these indemnities to Technip Energies, our financial results could be negatively impacted. Additionally, any indemnity from Technip Energies may not be sufficient to insure us against the full amount of liabilities for which we are responsible and Technip Energies may not be able to satisfy its indemnification obligations in the future.

Any such difficulties could have an adverse effect on our business, financial condition, or results of operations, and cause the combined market value of us and Technip Energies after the separation to fall short of the market value of our shares prior to the separation. Substantial sales of our shares may also occur in connection with the separation, which could cause our share price to decline.

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
The following table shows our principal properties by reporting segment at December 31, 2019:

Location	Segment
Africa
Dande, Angola	Subsea
Hassi-Messaoud, Algeria	Surface
Lagos, Nigeria	Subsea
Lobito, Angola	Subsea
Luanda, Angola	Subsea
Malabo, Equatorial Guinea	Subsea
Port Harcourt, Nigeria	Subsea
Takoradi, Ghana	Subsea
Asia
Chennai, India	Onshore/Offshore
Dahej, India	Onshore/Offshore
Hyderabad, India	Surface
Jakarta, Indonesia	Subsea, Onshore/Offshore, Surface
Johor, Malaysia	Subsea
Kuala Lumpur, Malaysia	Subsea, Onshore/Offshore
Mumbai, India	Onshore/Offshore
New Delhi, India	Onshore/Offshore
Noida, India	Subsea, Onshore/Offshore, Surface
Nusajaya, Malaysia	Subsea, Surface
Singapore	Subsea, Surface, Onshore/Offshore
Australia
Henderson, Australia	Subsea
Perth, Australia	Subsea, Onshore/Offshore
Europe
Aberdeen, United Kingdom	Subsea, Surface
Aktau, Kazakhstan	Subsea, Surface
Atyrau, Kazakhstan	Subsea, Surface
Arnhem, The Netherlands	Surface
Barcelona, Spain	Onshore/Offshore
Bergen, Norway	Subsea, Surface
Compiegne, France	Subsea
Courbevoie (Paris - La Défense), France	Subsea, Onshore/Offshore
Dunfermline, United Kingdom	Subsea, Surface
Ellerbek, Germany	Surface
Evanton, United Kingdom	Subsea
Horten, Norway	Subsea
Kongsberg, Norway	Subsea, Surface
Krakow, Poland	Subsea
La Garenne Colombes, France	Onshore/Offshore
Le Trait, France	Subsea

Lisbon, Portugal	Subsea
London, United Kingdom	Subsea, Onshore/Offshore
Lyon, France	Onshore/Offshore
Moscow, Russia	Subsea, Onshore/Offshore, Surface
Newcastle, United Kingdom	Subsea
Lysaker, Norway	Subsea, Onshore/Offshore
Orkanger, Norway	Subsea
Rome, Italy	Onshore/Offshore
Schoonebeek, Netherlands	Surface
Sens, France	Surface
St. Petersburg, Russia	Subsea, Onshore/Offshore
Stavanger, Norway	Subsea, Surface
Zoetermeer, Netherlands	Onshore/Offshore
Middle East
Abu Dhabi, United Arab Emirates	Onshore/Offshore, Surface
Dammam, Saudi Arabia	Surface
North America
Brighton (Colorado), United States	Surface
Calgary (Alberta), Canada	Surface
Corpus Christi (Texas), United States	Surface
Davis (California), United States	Subsea
Houston (Texas), United States	Subsea, Onshore/Offshore, Surface
Edmonton (Alberta), Canada	Surface
Erie (Pennsylvania), United States	Surface
Odessa (Texas), United States	Surface
Oklahoma City (Oklahoma), United States	Surface
San Antonio (Texas), United States	Surface
Stephenville (Texas), United States	Surface
St. John’s (Newfoundland), Canada	Subsea
Theodore (Alabama), United States	Subsea
South America
Bogota, Colombia	Onshore/Offshore
Macaé, Brazil	Subsea
Neuquén, Argentina	Surface
Rio de Janeiro, Brazil	Subsea, Surface
São João da Barra, Brazil	Subsea
Vitória, Brazil	Subsea
Yopal, Columbia	Surface

The following table shows marine vessels in which we held an interest or operated as of December 31, 2019:

Vessel Name	Vessel Type	Special Equipment
Deep Blue	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Deep Energy	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Apache II	PLSV	Reeled pipelay/umbilical systems
Global 1200	PLSV/HCV	Conventional pipelay/Heavy handling operations
Deep Orient	HCV	Construction/installation systems
North Sea Atlantic (a)	HCV	Construction/installation systems
Skandi Africa (a)	HCV	Construction/installation systems
Deep Arctic	DSV/HCV	Diver support systems
Deep Discoverer	DSV/HCV	Diver support systems
Deep Explorer	DSV/HCV	Diver support systems
Skandi Vitória	PLSV	Flexible pipelay/umbilical systems
Skandi Niterói	PLSV	Flexible pipelay/umbilical systems
Coral do Atlantico	PLSV	Flexible pipelay/umbilical systems
Deep Star (previously Estrela do Mar)	PLSV	Flexible pipelay/umbilical systems
Skandi Açu	PLSV	Flexible pipelay/umbilical systems
Skandi Búzios	PLSV	Flexible pipelay/umbilical systems
Skandi Olinda	PLSV	Flexible pipelay/umbilical systems
Skandi Recife	PLSV	Flexible pipelay/umbilical systems

(a)	Vessels under long term charter.
PLSV: Pipelay Support Vessel
HCV: Heavy Duty Construction Vessel
DSV: Diving Support Vessel

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
For information about dividends, see Item 6 “Selected Financial Data” and Note 18 “Stockholders’ Equity” to the Consolidated Financial Statements in Item 8.
As of February 25, 2020, according to data provided by our transfer agent, there were 83 shareholders of record. However, many of our shareholders hold their shares in "street name" by a nominee of Depository Trust Company, which is a single shareholder of record. We estimate that there were approximately 22,400 shareholders whose shares were held in “street name” by banks, brokers, or other financial institutions at February 25, 2020.
We had no unregistered sales of equity securities during the year ended December 31, 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2019 – October 31, 2019	—	$—	—	14,286,427
November 1, 2019 – November 30, 2019	—	$—	—	14,286,427
December 1, 2019 – December 31, 2019	—	$—	—	14,286,427
Total	—		—	14,286,427

(a)	In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300 million for the purchase of ordinary shares.

Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares for the period from January 17, 2017 to December 31, 2019 with the Standard & Poor’s 500 Index (“S&P 500 Index”) and PHLX Oil Services Index. The comparison assumes $100 was invested, including reinvestment of dividends, if any, in our ordinary shares on January 17, 2017 and in both of the indexes on the same date. The results shown in the graph below are not necessarily indicative of future performance.

	December 31
	2017	2018	2019
TechnipFMC plc	$87.76	$55.89	$62.63
S&P 500 Index	119.82	114.56	150.62
PHLX Oil Services Index	82.00	44.93	44.68

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected financial data of the Company for each of the five years in the period ended December 31, 2019. This information should be read in conjunction with Part I, Item 1 “Business,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions, except per share data)	2019(a)	2018 (a)	2017(b)	2016	2015
Statement of income data
Total revenue	$13,409.1	$12,552.9	$15,056.9	$9,199.6	$11,471.9
Total costs and expenses	$14,935.8	$13,470.5	$14,091.7	$8,743.6	$11,198.3
Net income (loss)	$(2,412.1)	$(1,910.8)	$134.2	$371.1	$14.0
Net income (loss) attributable to TechnipFMC plc	$(2,415.2)	$(1,921.6)	$113.3	$393.3	$14.4

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic earnings (loss) per share	$(5.39)	$(4.20)	$0.24	$3.29	$0.13
Diluted earnings (loss) per share	$(5.39)	$(4.20)	$0.24	$3.16	$0.13

	December 31,
(In millions)	2019(a)	2018(a)	2017(b)	2016	2015
Balance sheet data
Total assets	$23,518.8	$24,784.5	$28,263.7	$18,679.3	$14,953.6
Long-term debt, less current portion	$3,980.0	$4,124.3	$3,777.9	$1,869.3	$2,005.0
Total TechnipFMC plc stockholders’ equity	$7,659.3	$10,357.6	$13,345.9	$5,013.8	$4,947.2

	Year Ended December 31,
(In millions)	2019	2018	2017 (b)	2016	2015
Other financial information
Capital expenditures	$454.4	$368.1	$255.7	$312.9	$325.5
Cash flows provided (required) by operating activities	$848.5	$(185.4)	$210.7	$493.8	$700.3
Net cash (c)	$714.8	$1,348.3	$2,882.4	$3,716.4	$370.4
Order backlog (d)	$24,251.1	$14,560.0	$12,982.8	$15,002.0	$18,475.5

(a)
The results of our operations for the year ended December 31, 2019 includes goodwill and long-lived asset impairment charges of $1,988.7 million and $495.4 million. The results of our operations for the year ended December 31, 2018 includes goodwill and vessels impairment charges of $1,383.0 million and $372.9 million, respectively, and a legal provision of $280.0 million. Refer to Note 20 and Note 21 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the impairments and legal provision, respectively.

(b)
The results of our operations for the year ended December 31, 2017 consist of the combined results of operations of Technip and FMC Technologies. Due to the Merger, FMC Technologies’ results of operations have been included in our financial statements for periods subsequent to the consummation of the merger on January 16, 2017 and as result data presented for the year December 31, 2017 is not comparable to actual results presented in prior periods. Since Technip was identified as the accounting acquiree for the Merger, our actual results for the years ended December 31, 2016 and 2015 represent Technip only.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We are a global leader in energy projects, technologies, systems and services. We have manufacturing operations worldwide, strategically located to facilitate efficient delivery of these products, technologies, systems and services to our customers. We report our results of operations in the following segments: Subsea, Onshore/Offshore and Surface Technologies. Management’s determination of the Company’s reporting segments was made on the basis of our strategic priorities and corresponds to the manner in which our Chief Executive Officer reviews and evaluates operating performance to make decisions about resource allocations to each segment.
A description of our products and services and annual financial data for each segment can be found in Part I, Item 1, “Business” and Note 7 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Our Surface Technologies segment is primarily affected by changes in commodity prices and trends in land-based and shallow water oil and natural gas production. We have developed close working relationships with our customers. Our results reflect our ability to build long-term alliances with oil and natural gas companies and to provide solutions for their needs in a timely and cost-effective manner. We believe that by closely working with our customers, we enhance our competitive advantage, improve our operating results and strengthen our market positions.
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
In each of our segments, we serve customers from around the world. During 2019, approximately 78 percent of our total sales were recognized outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.
BUSINESS OUTLOOK
Overall Outlook - The price of crude oil remains volatile but continued to trade throughout 2019 well above the cyclical trough experienced in early 2016. The continued sustainability of the price recovery and business activity levels is dependent on several variables, including geopolitical stability, OPEC’s actions to regulate its production capacity, changes in demand patterns, and international sanctions and tariffs. However, as long-term demand is forecast to rise and base production continues to naturally decline, we believe the macroeconomic backdrop will provide our customers with greater confidence to increase their investments in new sources of oil and natural gas production. We continue to believe that offshore and deepwater developments will remain a significant part of our customers’ portfolios in the long-term.
Subsea - The impact of the low crude oil price environment has led many of our customers to reduce their capital spending plans and defer new offshore projects. In response to these actions, we have lowered our cost base through reductions in workforce as well as in manufacturing. This has helped align our operations with the lower activity levels in order to mitigate some of the negative impact to our operating profit. We have taken additional actions in 2019, but we have balanced further reductions with the need to preserve our capacity in order to deliver current projects in backlog and ensure we are prepared for increased market activity and higher order inbound as industry activity moves higher.
Continued rationalization of our global footprint will  further leverage the benefits of our integrated offering, providing us with the ability to respond to increased order activity despite reductions in both personnel and manufacturing capacity. These actions are particularly important as the subsea industry continues to have both underutilized manufacturing and vessel capacity, which may lead to continued pricing pressure throughout 2020. We also recognize the need to further develop and invest in our people to ensure we have the core competencies and capabilities necessary for continued success.
Our lowered cost base combined with the aggressive cost reductions taken by our customers has led to an improvement in project economics. Many current and future offshore projects are deemed to be economic at prices below those experienced in 2019. We continue to work closely with our customers through early engagement in iFEED™ and the use of iEPCI™ to allow more project final investment decisions through the cycle. iEPCI™ can support clients’ initiatives to improve subsea project economics by helping to reduce cost and accelerate time to first oil. Our integrated commercial model now accounts for a significant portion of our business and going forward will serve as our standard approach to new business.
Onshore/Offshore - Onshore market activity continues to provide a tangible set of opportunities, particularly for natural gas monetization projects, as natural gas and renewables continue to take a larger share of global energy demand. Despite more recent softness in the spot price for LNG, the long-term outlook continues to remain strong, given the role of natural gas as a critical energy transition fuel. The market experienced a record level of new capacity final investment decisions in 2019, significantly benefitting our Company. We are confident that new LNG investments will continue in the near and intermediate term.
As an industry leader, we are well positioned for the growth in new liquefaction and regasification capacity as well as opportunities in biofuels, green chemistry, and other energy alternatives. We are actively engaged in several LNG FEED studies across multiple geographies. These FEED studies provide a platform for early engagement with clients and can significantly de-risk project execution while also supporting our pursuit of the EPC contract. Additionally, we continue to selectively pursue refining, petrochemical, fertilizer and renewables project opportunities in the Middle East, Africa, Asia, and North American markets.
Offshore market activity is expected to benefit in the near-term as macro conditions continue to support the international growth cycle, resulting in increased activity in offshore and deepwater exploration and development. Recent discoveries of offshore fields with reserves in regions such as Brazil, Australia, and East Africa are expected to become drivers of increased investment. In the long-term, gas is expected to become a bigger portion of the global energy mix, requiring new investments in the upstream industry.
Surface Technologies - North American activity continued to decline in the fourth quarter of 2019 in both drilling and completions-related activities impacted negatively volume and prices. Operators have adjusted their spending downward. In that context, we took actions to reduce inventory levels, and our cost structure in terms of workforce and facility capacity. These actions will extend into 2020.
We believe that initiatives launched to propose new commercial offerings will drive market share gain and give us access to new markets which will help us to improve volume and margins.
Activity outside North America is resilient and has continued to increase in fourth quarter. We expect that activity to continue to grow in 2020 for both onshore and shallow water offshore.

CONSOLIDATED RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

	Year Ended December 31,			Change
(In millions, except percentages)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenue	$13,409.1	$12,552.9	$15,056.9	$856.2	6.8%	$(2,504.0)	(16.6)%

Costs and expenses
Cost of sales	10,950.7	10,273.0	12,524.6	677.7	6.6%	(2,251.6)	(18.0)%
Selling, general and administrative expense	1,228.1	1,140.6	1,060.9	87.5	7.7%	79.7	7.5%
Research and development expense	162.9	189.2	212.9	(26.3)	(13.9)%	(23.7)	(11.1)%
Impairment, restructuring and other expense	2,490.8	1,831.2	191.5	659.6	36.0%	1,639.7	856.2%
Separation costs	72.1	—	—	72.1	n/a	—	—%
Merger transaction and integration costs (a)	31.2	36.5	101.8	(5.3)	(14.5)%	(65.3)	(64.1)%
Total costs and expenses	14,935.8	13,470.5	14,091.7	1,465.3	10.9%	(621.2)	(4.4)%

Other income (expense), net	(220.7)	(323.9)	(25.9)	103.2	31.9%	(298.0)	(1,150.6)%
Income from equity affiliates	62.9	114.3	55.6	(51.4)	(45.0)%	58.7	105.6%
Net interest expense	(451.3)	(360.9)	(315.2)	(90.4)	(25.0)%	(45.7)	(14.5)%
Income (loss) before income taxes	(2,135.8)	(1,488.1)	679.7	(647.7)	(43.5)%	(2,167.8)	(318.9)%
Provision for income taxes	276.3	422.7	545.5	(146.4)	(34.6)%	(122.8)	(22.5)%
Net income (loss)	(2,412.1)	(1,910.8)	134.2	(501.3)	(26.2)%	(2,045.0)	(1,523.8)%
Net income attributable to noncontrolling interests	(3.1)	(10.8)	(20.9)	7.7	71.3%	10.1	48.3%
Net income (loss) attributable to TechnipFMC plc	$(2,415.2)	$(1,921.6)	$113.3	$(493.6)	(25.7)%	$(2,034.9)	(1,796.0)%
a) Merger transaction costs are incurred in the first half of 2019.

2019 Compared With 2018
Revenue
Revenue increased $856.2 million in 2019 compared to the prior-year period, primarily as a result of improved project activity. Subsea revenue increased year-over-year with higher project-related activity, including increased revenue from integrated project execution (iEPCI) and increased demand in subsea services. Onshore/Offshore revenue was stable as a decrease in revenues from projects progressing towards completion, primarily Yamal LNG, was largely offset by increased project activity in the Middle East and Asia Pacific regions. Surface Technologies revenue increased primarily as a result of improving order backlog from international markets, primarily in the Middle East and Asia Pacific regions.
Gross profit
Gross profit (revenue less cost of sales) as a percentage of sales increased marginally to 18.3% in 2019 and 18.2% in the prior-year period. Strong project execution and completion of Yamal LNG milestones improved gross profits in Onshore/Offshore offset by lower gross profit due to a more competitively priced Subsea backlog and weaker demand in North America for Surface Technologies products and services due to a challenged shale market.

Selling, general and administrative expense
Selling, general and administrative expense increased $87.5 million year-over-year primarily as a result of increased corporate expense driven largely by accelerated IT spending as well as additional performance incentive compensation awards.
Impairment, restructuring and other expense
We incurred $2.5 billion of restructuring, impairment and other expenses in 2019, primarily driven by $2.0 billion of goodwill impairment and $495.4 million of long-lived asset impairment. See Note 20 for further details.
Separation costs
We have incurred $72.1 million associated with the preparation of the separation during 2019. Refer to Note 3 for further information regarding the planned transaction.
Merger transaction and integration costs
We incurred merger transaction and integration costs of $31.2 million during the first half of 2019, before the announcement of the planned separation transaction due to the continuation of the integration activities pertaining to combining the two legacy companies.
Refer to Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Merger.

Other income (expense), net
Other income (expense), net, primarily reflects foreign currency gains and losses, non-recurring expenses and results of disposals of assets. In 2019, we recognized $146.9 million of net foreign exchange losses, compared with $116.5 million of net foreign exchange loss in the prior year period, mainly due to the devaluation of the Angolan kwanza, for which there is no active forwards market, while in 2018 a $280 million legal provision was made.
Net interest expense
Net interest expense increased $90.4 million in 2019 compared to 2018, primarily due to the change in the fair value of the redeemable financial liability. We revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $423.1 million. See Note 25 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value. Net interest expense in 2019, excluding the fair value measurement of the mandatorily redeemable financial liability, decreased by $10.4 million on a net basis compared to 2018.
Provision for income taxes
Our income tax provisions for 2019 and 2018 reflected effective tax rates of (12.9)% and (28.4)%, respectively. The year-over-year change in the effective tax rate was primarily due to a decrease in the amount of tax expense associated with movements in valuation allowances, the release of contingent tax accruals due to the favorable resolution of income tax audits, and a favorable change in actual country mix of earnings, offset in part by the impact of nondeductible goodwill impairments.

Our effective tax rate can fluctuate depending on our country mix of earnings, which may change based on changes in the jurisdictions in which we operate

OPERATING RESULTS OF BUSINESS SEGMENTS
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 7 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
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

Subsea

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2019	2018	2017(a)	2019 vs. 2018			2018 vs. 2017
Revenue	$5,523.0	$4,840.0	$5,877.4	$683.0	14%		$(1,037.4)	(18)%
Operating profit (loss)	$(1,447.7)	$(1,529.5)	$460.5	$81.8	5%		$(1,990.0)	(432)%

Operating profit (loss) as a percent of revenue	(26.2)%	(31.6)%	7.8%		5.4	pts.		n/a

(a)
Due to the Merger, there were 11.5 months included in the year ended 2017 for legacy FMC Technologies. Refer to Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the Merger.

2019 Compared With 2018
Subsea revenue increased $683.0 million year-over-year, primarily due to increased project revenue from iEPCI, particularly projects in Asia, the North Sea and the Mediterranean that progressed towards completion, partially offset by decreased activity in Australia. The increase of Subsea Services activity across the globe further added to the year-over-year growth in revenue.
Subsea operating loss improved primarily due to a more competitively priced backlog being executed. This operating loss included $1,798.6 million of asset impairment charges primarily related to the impairment of goodwill and long-lived assets compared to $1,784.2 million in 2018. Refer to Note 20 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to these asset impairments.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Onshore/Offshore

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2019	2018	2017	2019 vs. 2018			2018 vs. 2017
Revenue	$6,268.8	$6,120.7	$7,904.5	$148.1	2%		$(1,783.8)	(23)%
Operating profit	$959.6	$824.0	$810.9	$135.6	16%		$13.1	2%

Operating profit as a percent of revenue	15.3%	13.5%	10.3%		1.8	pts.		3.2	pts.
2019 Compared With 2018
Onshore/Offshore revenue increased $148.1 million year-over-year. The increase was primarily driven by higher activity Europe, Middle East, Africa and North American regions as well as our Process and Technology business. The increase was partially offset by lower activity on Yamal LNG as the project nears completion.
Operating profit year-over-year was favorably impacted by reduced costs, strong project execution and bonus achievements on Yamal LNG due to completion of key milestones ahead of schedule. Additionally, 2019 included $17.0 million in restructuring and other expenses.

Onshore/Offshore operating profit as a percentage of revenue increased to 15.3% compared to 13.5% in 2018.

Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Surface Technologies

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2019	2018	2017(a)	2019 vs. 2018			2018 vs. 2017
Revenue	$1,617.3	$1,592.2	$1,274.6	$25.1	2%		$317.6	25%
Operating profit (loss)	$(656.1)	$172.8	$82.7	$(828.9)	(480)%		$90.1	109%

Operating profit (loss) as a percent of revenue	(40.6)%	10.9%	6.5%		(51.5	) pts.		4.4	pts.

(a)
Due to the Merger, there were 11.5 months included in the year ended 2017 for legacy FMC Technologies. Refer to Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

2019 Compared With 2018
Surface Technologies revenue increased $25.1 million year-over-year primarily driven by increased activity in the Middle East & Asia Pacific markets primarily driven by increased demand for drilling & completion and pressure control equipment and services, offset by negative drilling and completions market activity in North America as customers curbed capital spending.
Surface Technologies operating profit as a percent of revenue decreased significantly year-over-year. The decrease was primarily due to a $704.2 million charge for impairment and restructuring and other charges, in particular related to goodwill. This compared to a $13.8 million charge in the prior year. Refer to Note 20 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to these impairments. Operating profit was also negatively impacted by reduced demand for flowline, hydraulic fracturing services, wellhead systems and pressure control equipment in North America, partially offset by increased demand for products and services in the Middle East and Asia Pacific.
Surface Technologies operating profit as a percentage of revenue decreased to (40.6)% compared to 10.9% in 2018.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Corporate Items

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Corporate expense	$(540.3)	$(594.5)	$(359.2)	$54.2	9%	$(235.3)	(66)%
2019 Compared With 2018
Corporate expenses excluding foreign exchange losses and charges and credits increased by $66.1million as shown in the below non-GAAP table.

	Year Ended
	December 31,
	2019	2018
Corporate expense, reported	$540.3	$594.5
Less charges and (credits)	184.5	335.2
Corporate expense, adjusted	355.8	259.3
Less foreign exchange losses	146.9	116.5
Corporate expense, adjusted and before foreign exchange losses	$208.9	$142.8

NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (GAAP), we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended) below.
Net income, excluding charges and credits, as well as measures derived from it (including diluted earnings (loss) per share, excluding charges and credits; Income before net interest expense and taxes, excluding charges and credits ("Adjusted Operating profit"); Depreciation and amortization, excluding charges and credits; Earnings before net interest expense, income taxes, depreciation and amortization, excluding charges and credits ("Adjusted EBITDA"); and net cash) are non-GAAP financial measures.
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
The following is a reconciliation of the most comparable financial measures under GAAP to the non-GAAP financial measures.

	Year Ended
	December 31, 2019
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(2,415.2)	$3.1	$276.3	$451.3	$(1,684.5)	$509.6	$(1,174.9)

Charges and (credits):
Impairment and other charges	2,364.2	—	119.9	—	2,484.1	—	2,484.1
Restructuring and other charges	27.7	—	9.3	—	37.0	—	37.0
Business combination transaction and integration costs	23.1	—	8.1	—	31.2	—	31.2
Separation costs	54.2	—	17.9	—	72.1	—	72.1
Reorganization	17.2	—	8.1	—	25.3	—	25.3
Legal provision, net	46.3	—	8.3	—	54.6	—	54.6
Purchase price accounting adjustment	26.0	—	8.0	—	34.0	(34.0)	—
Valuation allowance	187.0	—	(187.0)	—	—	—	—
Adjusted financial measures	$330.5	$3.1	$268.9	$451.3	$1,053.8	$475.6	$1,529.4

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$(5.39)
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.74

	Year Ended
	December 31, 2018
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to noncontrolling interests	Provision for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(1,921.6)	$(10.8)	$422.7	$(360.9)	$(1,127.2)	$550.4	$(576.8)

Charges and (credits):
Impairment and other charges	1,698.2	—	94.4	—	1,792.6	—	1,792.6
Restructuring and other severance charges	23.9	—	14.7	—	38.6	—	38.6
Business combination transaction and integration costs	22.6	—	13.9	—	36.5	—	36.5
Legal provision	280.0	—	—	—	280.0	—	280.0
Gain on divestitures	(19.5)	—	(12.1)	—	(31.6)	—	(31.6)
Purchase price accounting adjustment	67.9	—	20.9	—	88.8	(91.3)	(2.5)
Tax reform	11.8	—	(11.8)	—	—	—	—
Valuation allowance	213.8	—	(213.8)	—	—	—	—
Adjusted financial measures	$377.1	$10.8	$328.9	$360.9	$1,077.7	$459.1	$1,536.8

Diluted earnings per share attributable to TechnipFMC plc, as reported	$(4.20)
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.82

	Year Ended
	December 31, 2019
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$5,523.0	$6,268.8	$1,617.3	$—	$13,409.1

Operating profit (loss), as reported (pre-tax)	$(1,447.7)	$959.6	$(656.1)	$(540.3)	$(1,684.5)

Charges and (credits):
Impairment and other charges*	1,798.6	—	685.5	—	2,484.1
Restructuring and other charges*	(46.4)	17.0	39.8	26.6	37.0
Business combination transaction and integration costs	—	—	—	31.2	31.2
Separation costs	—	—	—	72.1	72.1
Reorganization	—	25.3	—	—	25.3
Legal provision, net	—	—	—	54.6	54.6
Purchase price accounting adjustments	34.0	—	—	—	34.0
Subtotal	1,786.2	42.3	725.3	184.5	2,738.3

Adjusted Operating profit (loss)	338.5	1,001.9	69.2	(355.8)	1,053.8

Adjusted Depreciation and amortization	311.6	38.7	107.9	17.4	475.6

Adjusted EBITDA	$650.1	$1,040.6	$177.1	$(338.4)	$1,529.4

Operating profit margin	(26.2)%	15.3%	(40.6)%		(12.6)%

Adjusted Operating profit margin	6.1%	16.0%	4.3%		7.9%

Adjusted EBITDA margin	11.8%	16.6%	11.0%		11.4%
*On December 30, 2019, the Company completed the acquisition of the remaining 50 percent of Technip Odebrecht PLSV CV, which resulted in a net loss of $0.9 million that was recorded in the Subsea segment. The net loss is comprised of an impairment charge of $84.2 million included within impairment and other charges and a bargain purchase gain of $83.3 million included within restructuring and other charges.

	Year Ended
	December 31, 2018
	Subsea	Onshore/ Offshore	Surface Technologies	Corporate and Other	Total
Revenue	$4,840.0	$6,120.7	$1,592.2	$—	$12,552.9

Operating profit (loss), as reported (pre-tax)	$(1,529.5)	$824.0	$172.8	$(594.5)	$(1,127.2)

Charges and (credits):
Impairment and other charges	1,784.2	—	4.5	3.9	1,792.6
Restructuring and other severance charges	17.7	(3.4)	9.3	15.0	38.6
Business combination transaction and integration costs	—	—	—	36.5	36.5
Legal provision	—	—	—	280.0	280.0
Gain on divestitures	(3.3)	(28.3)	—	—	(31.6)
Purchase price accounting adjustments - non-amortization related	(9.4)	—	7.1	(0.2)	(2.5)
Purchase price accounting adjustments - amortization related	91.3	—	—	—	91.3
Subtotal	1,880.5	(31.7)	20.9	335.2	2,204.9

Adjusted Operating profit (loss)	351.0	792.3	193.7	(259.3)	1,077.7

Adjusted Depreciation and amortization	349.2	38.1	66.6	5.2	459.1

Adjusted EBITDA	$700.2	$830.4	$260.3	$(254.1)	$1,536.8

Operating profit margin	-31.6%	13.5%	10.9%		-9.0%

Adjusted Operating profit margin	7.3%	12.9%	12.2%		8.6%

Adjusted EBITDA margin	14.5%	13.6%	16.3%		12.2%

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders Year Ended December 31,
(In millions)	2019	2018
Subsea	$7,992.6	$5,178.5
Onshore/Offshore	13,080.5	7,425.9
Surface Technologies	1,619.9	1,686.6
Total inbound orders	$22,693.0	$14,291.0
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. See “Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations” in Note 6 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on order backlog.

	Order Backlog December 31,
(In millions)	2019	2018
Subsea	$8,479.8	$5,999.6
Onshore/Offshore	15,298.1	8,090.5
Surface Technologies	473.2	469.9
Total order backlog	$24,251.1	$14,560.0
Subsea - Order backlog for Subsea at December 31, 2019, increased by $2.5 billion from December 31, 2018. Subsea backlog of $8.5 billion at December 31, 2019, was composed of various subsea projects, including Total Golfinho; Eni Coral and Merakes; Petrobras Mero I; Energean Karish; ExxonMobil Liza Phase 2; Neptune Duva & Giøa P1 and Seagull; Reliance MJ1; Lundin Edvard Grieg; BP Thunderhorse South Extension 2; Equinor Johan Sverdrup Phase 2 ; Woodside Pyxis, and Husky West White Rose.
Onshore/Offshore - Onshore/Offshore order backlog at December 31, 2019, increased by $7.2 billion compared to December 31, 2018. Onshore/Offshore backlog of $15.3 billion was composed of various projects,including Arctic LNG 2, Yamal LNG; Midor refinery expansion; BP Tortue FPSO; Long Son Petrochemicals; ExxonMobil Beaumont refinery expansion; HURL fertilizer plants;Petronas Kasawari; Energean Karish; Neste bio-diesel expansion; and Motor Oil Hellas New Naphta Complex.
Surface Technologies - Order backlog for Surface Technologies at December 31, 2019, increased by $3.3 million compared to December 31, 2018. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within twelve months.
Non-consolidated backlog - Non-consolidated backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.

Non-consolidated backlog
(In millions)	December 31, 2019
Subsea	$799.2
Onshore/Offshore	2,976.0
Total order backlog	$3,775.2

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

(In millions)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$5,190.2	$5,540.0
Short-term debt and current portion of long-term debt	(495.4)	(67.4)
Long-term debt, less current portion	(3,980.0)	(4,124.3)
Net cash	$714.8	$1,348.3
Cash Flows
Cash flows for each of the years in the three-year period ended December 31, 2019, were as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Cash provided (required) by operating activities	$848.5	$(185.4)	$210.7
Cash provided (required) by investing activities	(419.8)	(460.2)	1,250.0
Cash required by financing activities	(784.4)	(444.8)	(1,054.8)
Effect of exchange rate changes on cash and cash equivalents	5.9	(107.0)	62.2
Increase (decrease) in cash and cash equivalents	$(349.8)	$(1,197.4)	$468.1

Working capital	$(82.2)	$(759.0)	$(725.2)
Operating cash flows - During 2019, we generated $848.5 million in cash flows from operating activities as compared to $185.4 million consumed in 2018, resulting in a $1,033.9 million increase compared to 2018. 65.9% of the annual operating cash flow was generated in the fourth quarter, primarily due to timing differences on project milestones and vendor payments.
Investing cash flows - Investing activities used $419.8 million and $460.2 million of cash in 2019 and 2018, respectively. The decrease in cash used by investing activities was primarily due to proceeds from repayment of advance to joint venture of $62.0 million, decrease in cash used for acquisitions, partially offset by increased capital expenditures and payment to acquire debt securities in 2019. In 2019, we purchased a deepwater dive support vessel, Deep Discoverer, that was subsequently funded through a sale-leaseback transaction.
Financing cash flows - Financing activities used $784.4 million and $444.8 million in 2019 and 2018, respectively. The increase of $339.6 million in cash required for financing activities was primarily due to increased settlement of mandatorily redeemable financial liability and decreased borrowings of commercial paper, partially offset by decreased purchases of treasury stock in 2019.

Debt and Liquidity
Total borrowings at December 31, 2019 and 2018, comprised the following:

(In millions)	December 31, 2019	December 31, 2018
Commercial paper	1,967.0	1,916.1
Synthetic bonds due 2021	492.9	490.9
3.45% Senior Notes due 2022	500.0	500.0
5.00% Notes due 2020	224.6	229.0
3.40% Notes due 2022	168.5	171.8
3.15% Notes due 2023	146.0	148.9
3.15% Notes due 2023	140.4	143.1
4.00% Notes due 2027	84.2	85.9
4.00% Notes due 2032	112.3	114.5
3.75% Notes due 2033	112.3	114.5
Bank borrowings	513.3	265.2
Other	23.0	23.2
Unamortized debt issuance costs and discounts	(9.1)	(11.4)
Total borrowings	$4,475.4	$4,191.7
The following is a summary of our revolving credit facility at December 31, 2019:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$—	$1,967.0	$—	$533.0	January 2023

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $1,967.0 million of commercial paper issued under our facilities at December 31, 2019. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying consolidated balance sheets at December 31, 2019.
Our revolving credit facility contains customary covenants as defined by the credit facility agreement which includes a financial covenant requiring that our total capitalization ratio not exceed 60% at the end of any financial quarter. The facility agreement also contains covenants restricting our ability and our subsidiaries ability to incur additional liens and indebtedness, enter into asset sales, make certain investments. As of December 31, 2019, we were in compliance with all restrictive covenants under our revolving credit facility.
Refer to Note 16 and Note 17 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information related to our credit facility and our mandatorily redeemable liability, respectively.

Credit Risk Analysis
For the purposes of mitigating the effect of the changes in exchange rates, we hold derivative financial instruments.
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
Additional information about credit risk is incorporated herein by reference to Note 24 and Note 25 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Liquidity Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $533.0 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our business. Any payment deferrals or discounts on pricing granted to clients in prior years may adversely affect our results of operations and cash flows in 2020 and beyond.
We project spending approximately $450 million in 2020 for capital expenditures. However, projected capital expenditures for 2020 do not include any contingent capital that may be needed to respond to a contract award.
During 2020, we expect to make contributions of approximately $6.9 million to our international pension plans, representing primarily the Netherlands and the U.K. pension plans. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. We do not expect to make any contributions to our U.S. Qualified Pension Plan and our U.S. Non-Qualified Defined Benefit Pension Plan in 2020.
CONTRACTUAL OBLIGATIONS
The following is a summary of our contractual obligations at December 31, 2019:

	Payments Due by Period
(In millions)	Total payments	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt (a)	$4,475.4	$495.4	$3,392.4	$285.6	$302.0
Interest on debt (a)	232.6	54.9	68.6	31.3	77.8
Operating leases (b)	956.8	291.2	279.0	155.1	231.5
Purchase obligations (c)	6,025.9	3,872.0	1,995.7	125.1	33.1
Pension and other post-retirement benefits (d)	18.8	18.8	—	—	—
Unrecognized tax benefits (e)	62.7	2.1	13.8	46.8	—
Other contractual obligations (f)	268.8	129.1	107.8	31.9	—
Total contractual obligations	$12,041.0	$4,863.5	$5,857.3	$675.8	$644.4

(a)
Our available debt is dependent upon our compliance with covenants, including negative covenants related to liens and our total capitalization ratio. Any violation of covenants or other events of default, which are not waived or cured, or changes in our credit rating could have a material impact on our ability to maintain our committed financing arrangements.

Due to our intent and ability to refinance commercial paper obligations on a long-term basis under our revolving credit facility and the variable interest rates associated with these debt instruments, only interest on our Senior Notes is included in the table. During 2019, we paid $109.4 million for interest charges, net of interest capitalized.

(b)
We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all of our leases are classified as operating leases. In addition, in 2014 we entered into construction and operating lease agreements to finance the construction of manufacturing and office facilities located in the USA. In January 2016, construction of the facilities was completed and the operating lease commenced. Upon expiration of the lease term in September 2021, we have the option to renew the lease, purchase the facilities or re-market the facilities on behalf of the lessor, including certain guarantees of residual value under the re-marketing option.

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

(d)
We expect to contribute approximately $6.9 million to our international pension plans during 2020. Required contributions for future years depend on factors that cannot be determined at this time. Additionally, we expect to pay directly to beneficiaries approximately $13.3 million for international unfunded pension plan and $5.5 million for U.S. Non-Qualified unfunded pension plan during 2019.

(e)
It is reasonably possible that $2.1 million of liabilities for unrecognized tax benefits will be settled during 2020, and this amount is reflected in income taxes payable in our consolidated balance sheet as of December 31, 2019. Although unrecognized tax benefits are not contractual obligations, they are presented in this table because they represent demands on our liquidity.

(f)
Other contractual obligations represents our share of the mandatorily redeemable financial liability. In the fourth quarter of 2016, we obtained voting control interests in legal onshore/offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. Prior to the amendments of the contractual terms that provided us with voting interest control, we accounted for these entities under the equity method of accounting based on our previously held interests in each of these entities. A mandatorily redeemable financial liability of $174.8 million was recognized as of December 31, 2016 to account for the fair value of the non-controlling interests. During the year ended December 31, 2019 we revalued the liability to reflect current expectations about the obligation. Refer to Note 25 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.

OTHER OFF-BALANCE SHEET ARRANGEMENTS
The following is a summary of other off-balance sheet arrangements at December 31, 2019:

	Amount of Commitment Expiration per Period
(In millions)	Total amount	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit and bank guarantees (a)	$5,857.5	$2,240.8	$2,150.3	$894.9	$571.5
Surety bonds (a)	4.0	3.9	—	—	0.1
Total other off-balance sheet arrangements	$5,861.5	$2,244.7	$2,150.3	$894.9	$571.6

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
Our operating loss for the year ended December 31, 2019 was positively impacted by approximately $1,114.3 million, as a result of changes in contract estimates related to projects that were in progress at December 31, 2018. During the year ended December 31, 2019, we recognized changes in our estimates that had an impact on our margin in the amounts of $797.2 million, $324.7 million and $(7.6) million in our Onshore/Offshore, Subsea and Surface Technologies segments, respectively. The changes in contract estimates are attributed to better than expected performance throughout our execution of our projects.

Our operating profit for the year ended December 31, 2018 was positively impacted by approximately $553.4 million, as a result of changes in contract estimates related to projects that were in progress at December 31, 2017. During the year ended December 31, 2018, we recognized changes in our estimates that had an impact on our margin in the amounts of $379.2 million, $169.9 million and $4.3 million in our Onshore/Offshore, Subsea and Surface technologies segments, respectively. The changes in contract estimates are attributed to better than expected performance throughout our execution of our projects.
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
As of December 31, 2019, we have provided a valuation allowance against the related deferred tax assets where we believe it is not more likely than not that we will generate future taxable income sufficient to realize such assets.
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
The following table illustrates the sensitivity of changes in the discount rate and expected long-term return on plan assets on pension expense and the projected benefit obligation:

(In millions, except basis points)	Increase (Decrease) in 2019 Pension Expense Before Income Taxes	Increase (Decrease) in Projected Benefit Obligation at December 31, 2019
25 basis point decrease in discount rate	$3.0	$58.9
25 basis point increase in discount rate	$(1.4)	$(55.8)
25 basis point decrease in expected long-term rate of return on plan assets	$(2.9)	N/A
25 basis point increase in expected long-term rate of return on plan assets	$2.9	N/A
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
Late in the fourth quarter of 2019, oil prices fell dramatically and our market capitalization declined significantly, together with other companies in the oil service industry. This event is not expected to have significant negative impact on our performance and it is not changing materially our medium-term and long-term cash flow projections.
During the year ended December 31, 2019, we recorded $1,321.9 million and $666.8 million of goodwill impairment charges in our Subsea and Surface Technologies reporting units, respectively. During the year ended December 31, 2018, we recorded $1,383.0 million of goodwill impairment charges in our Subsea reporting unit. Refer to Note 20 to these consolidated financial statements for additional disclosure related to impairment of goodwill during the year ended December 31, 2019 and 2018.
The fair value over carrying amount for our Onshore/Offshore reporting unit was in excess of 400% of its carrying amount.
The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2019:

2019
Year of cash flows before terminal value	4
Discount rates	12.5% to 15.0%
EBITDA multiples	6.0 - 8.5x

Refer to Note 15 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to goodwill impairment testing during 2019.
OTHER MATTERS
On March 28, 2016, FMC Technologies received an inquiry from the U.S. Department of Justice ("DOJ") related to the DOJ's investigation of whether certain services Unaoil S.A.M. provided to its clients, including FMC Technologies, violated the FCPA. On March 29, 2016, Technip S.A. also received an inquiry from the DOJ related to Unaoil. We cooperated with the DOJ's investigations and, with regard to FMC Technologies, a related investigation by the SEC.
In late 2016, Technip S.A. was contacted by the DOJ regarding its investigation of offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant, and we have also raised with DOJ certain other projects performed by Technip S.A. subsidiaries in Brazil between 2002 and 2013. The DOJ has also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We cooperated with the DOJ in its investigation into potential violations of the FCPA in connection with these projects. We contacted and cooperated with the Brazilian authorities (Federal Prosecution Service (“MPF”), the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”)) with their investigation concerning the projects in Brazil and have also contacted and are cooperating with French authorities (the Parquet National Financier (“PNF”)) about these existing matters.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 4 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2019 and December 31, 2018, substantially all of our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.
These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.
Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies at December 31, 2019, would have changed our revenue and income before income taxes attributable to TechnipFMC by approximately $140.6 million and $5.5 million, respectively.
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
For our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges, a 10% increase in the value of the U.S. dollar would have resulted in an additional loss of $83.8 million in the net fair value of cash flow hedges reflected in our consolidated balance sheet at December 31, 2019.
Interest Rate Risk
At December 31, 2019, we had commercial paper of approximately $2.0 billion with a weighted average interest rate of 1.41%. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or eighteen basis points, would result in an increase to interest expense of $2.8 million.

We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. Considering that the difference between the spot rate and the forward rate is proportional to the differences in the interest rates of the countries of the currencies being traded, we have exposure in the unrealized valuation of our forward foreign currency contracts to relative changes in interest rates between countries in our results of operations. To the extent any one interest rate increases by 10% across all tenors and other countries’ interest rates remain fixed, and assuming no change in discount rates, we would expect to recognize a decrease of $0.5 million in unrealized earnings in the period of change. Based on our portfolio as of December 31, 2019, we have material positions with exposure to interest rates in the United States, Canada, Australia, Brazil, the United Kingdom, Singapore, the European Community, and Norway.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TechnipFMC plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of TechnipFMC plc and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Determination of Estimated Costs to Complete for Long-Term Contracts

As described in Note 6 to the consolidated financial statements, approximately 82% of the total revenue of $13 billion for the year ended December 31, 2019 is generated from long-term contracts. As disclosed by management, for the Company’s long-term contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on many of the performance obligations, management’s estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. There are many factors, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity and weather, all of which can affect the accuracy of cost estimates, and ultimately, future profitability.

The principal considerations for our determination that performing procedures relating to revenue recognition - determination of estimated costs to complete for long-term contracts is a critical audit matter are there was significant judgment by management when developing the estimated costs to complete for long-term contracts. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the estimates of costs to complete.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated costs to complete for long-term contracts. These procedures also included, among others, evaluating and testing management’s process for determining estimates of costs to complete for a sample of contracts by obtaining executed purchase orders and agreements and evaluating the reasonableness of significant assumptions used by management. Evaluating the reasonableness of significant assumptions used involved assessing management’s ability to reasonably estimate costs to complete long-term contracts by (i) performing a comparison of the estimated and actual costs incurred related to completed similar contracts, (ii) evaluating the timely identification of circumstances which may warrant a modification to a previous cost estimate, (iii) testing management’s process to evaluate contract contingencies relative to the contractual terms and actual progress of contracts, and (iv) performing a look-back analysis to assess variances between actual and estimated costs to complete.

Goodwill Impairment - Subsea and Surface Technologies Segments

As described in Notes 1, 15 and 20 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5.6 billion as of December 31, 2019, and the goodwill associated with the Subsea and Surface Technologies segments was $2.8 billion and 0.4 billion, respectively. For the year ended December 31, 2019, the Company recorded an impairment charge in relation to goodwill associated with the Subsea and Surface Technologies segments in the amount of $1.3 billion and $0.7 billion, respectively. As disclosed by management, the Company conducts an impairment test as of October 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its net book value, including goodwill. Management estimates the fair value of the reporting units using the income approach, which estimates fair value by discounting the reporting units’ estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the respective reporting unit. To arrive at its future cash flows, management uses estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test for the Subsea and Surface Technologies segments is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the underlying reporting units. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s discounted cash flow models and significant assumptions, including the weighted-average cost of capital, revenue growth rates, and projected operating margins. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the determination of the fair value of the Company’s reporting units. These procedures also included, among others, evaluating the appropriateness of the discounted cash flow models and the reasonableness of significant assumptions related to the weighted-average cost of capital, revenue growth rates, and projected operating margins used by management in determining the fair values of the reporting units in the Subsea and Surface Technologies segments. Evaluating management’s assumptions related to revenue growth rates and projected operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) contractually secured order intake and industry forecasts, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the weighted-average cost of capital.

Long-Lived Asset Impairments - Certain Flexible Pipe and Umbilical Manufacturing Facilities

As described in Notes 1, 20 and 25 to the consolidated financial statements, the Company’s consolidated net property, plant and equipment was $3.2 billion as of December 31, 2019. For the year ended December 31, 2019, the Company recorded an impairment charge in relation to certain flexible pipe and umbilical manufacturing facilities in the amount of $168.9 million. Management conducts impairment tests on long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition over the asset’s remaining useful life. The prolonged downturn in the energy market and its corresponding impact on the Company’s business outlook led management to conclude the carrying amount of the flexible pipe and umbilical manufacturing facilities exceeded their fair value. For the fair value assessment performed as of December 31, 2019, management measured fair value by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest.

The principal considerations for our determination that performing procedures relating to the long-lived asset impairments - certain flexible pipe and umbilical manufacturing facilities is a critical audit matter are there was significant judgment by management when estimating the future cash flows of the assets. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to management’s significant assumptions, including the amount and timing of net future cash flows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived assets impairments, including controls over management’s development of assumptions used in the estimated future cash flows. These procedures also included, among others, evaluating the appropriateness of the method used; testing the completeness and accuracy of the underlying data used in estimating the cash flows; and evaluating the reasonableness of significant assumptions used by management in developing the amount and timing of net future cash flows. Evaluating management’s significant assumptions, including the amount and timing of net future cash flows, involved evaluating whether the significant assumptions used by management were reasonable considering the current and past performance of the business associated with the assets and considering whether they were consistent with evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP
Houston, Texas
March 2, 2020
We have served as the Company’s auditor since 2017.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In millions, except per share data)	2019	2018	2017
Revenue
Service revenue	$9,789.7	$9,057.6	$11,445.9
Product revenue	3,352.9	3,272.6	3,416.4
Lease revenue	266.5	222.7	194.6
Total revenue	13,409.1	12,552.9	15,056.9

Costs and expenses
Cost of service revenue	7,767.2	7,452.7	9,433.1
Cost of product revenue	3,015.6	2,676.9	2,954.3
Cost of lease revenue	167.9	143.4	137.2
Selling, general and administrative expense	1,228.1	1,140.6	1,060.9
Research and development expense	162.9	189.2	212.9
Impairment, restructuring and other expense (Note 20)	2,490.8	1,831.2	191.5
Separation costs (Note 3)	72.1	—	—
Merger transaction and integration costs (Note 2)	31.2	36.5	101.8
Total costs and expenses	14,935.8	13,470.5	14,091.7

Other income (expense), net	(220.7)	(323.9)	(25.9)
Income from equity affiliates (Note 12)	62.9	114.3	55.6
Income (loss) before interest income, interest expense and income taxes	(1,684.5)	(1,127.2)	994.9
Interest income	116.5	121.4	140.8
Interest expense	(567.8)	(482.3)	(456.0)
Income (loss) before income taxes	(2,135.8)	(1,488.1)	679.7
Provision for income taxes (Note 22)	276.3	422.7	545.5
Net income (loss)	(2,412.1)	(1,910.8)	134.2
Net profit attributable to noncontrolling interests	(3.1)	(10.8)	(20.9)
Net income (loss) attributable to TechnipFMC plc	$(2,415.2)	$(1,921.6)	$113.3

Earnings (loss) per share attributable to TechnipFMC plc (Note 8)
Basic	$(5.39)	$(4.20)	$0.24
Diluted	$(5.39)	$(4.20)	$0.24
Weighted average shares outstanding (Note 8)
Basic	448.0	458.0	466.7
Diluted	448.0	458.0	468.3
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In millions)	2019	2018	2017
Net income (loss)	$(2,412.1)	$(1,910.8)	$134.2
Foreign currency translation adjustments
Net gain (losses) arising during the period	15.6	(183.3)	(87.2)
Reclassification adjustment for net gains included in net income	(12.0)	(41.1)	—
Foreign currency translation adjustments(a)	3.6	(224.4)	(87.2)

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	8.9	(58.7)	53.8
Reclassification adjustment for net losses (gains) included in net income	18.2	(2.0)	101.2
Net gains (losses) on hedging instruments (b)	27.1	(60.7)	155.0

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(81.5)	(72.4)	43.2
Prior service cost arising during the period	(0.7)	(2.1)	—
Reclassification adjustment for settlement losses (gains) included in net income	0.2	(2.5)	(15.2)
Reclassification adjustment for amortization of prior service cost included in net income	2.0	1.2	0.7
Reclassification adjustment for amortization of net actuarial loss included in net income	0.8	0.3	1.8
Net pension and other post-retirement benefits (c)	(79.2)	(75.5)	30.5
Other comprehensive income (loss), net of tax	(48.5)	(360.6)	98.3
Comprehensive income (loss)	(2,460.6)	(2,271.4)	232.5
Comprehensive income attributable to noncontrolling interest	(2.4)	(6.2)	(21.3)
Comprehensive income (loss) attributable to TechnipFMC plc	$(2,463.0)	$(2,277.6)	$211.2

(a)	Net of income tax (expense) benefit of $7.9, $3.6 and $(11.5) for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)	Net of income tax (expense) benefit of $(6.9), $16.6 and $(52.5) for the years ended December 31, 2019, 2018 and 2017, respectively.

(c)	Net of income tax (expense) benefit of $20.3, $15.5 and $(11.7) for the years ended December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	December 31,
Assets	2019	2018
Cash and cash equivalents	$5,190.2	$5,540.0
Trade receivables, net of allowances of $95.4 in 2019 and $119.6 in 2018	2,287.1	2,469.7
Contract assets	1,520.0	1,295.0
Inventories, net (Note 9)	1,416.0	1,251.2
Derivative financial instruments (Note 24)	101.9	95.7
Income taxes receivable	264.6	284.3
Advances paid to suppliers	242.9	189.7
Other current assets (Note 10)	863.7	655.6
Total current assets	11,886.4	11,781.2
Investments in equity affiliates (Note 12)	300.4	394.5
Property, plant and equipment, net (Note 14)	3,162.0	3,259.8
Operating lease right-of-use assets (Note 5)	892.6	—
Goodwill (Note 15)	5,598.3	7,607.6
Intangible assets, net (Note 15)	1,086.6	1,176.7
Deferred income taxes (Note 22)	260.5	232.4
Derivative financial instruments (Note 24)	39.5	18.3
Other assets	292.5	314.0
Total assets	$23,518.8	$24,784.5

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 16)	$495.4	$67.4
Operating lease liabilities (Note 5)	275.1	—
Accounts payable, trade	2,659.8	2,600.3
Contract liabilities	4,585.1	4,085.1
Accrued payroll	411.5	394.7
Derivative financial instruments (Note 24)	141.3	138.4
Income taxes payable	75.7	81.9
Other current liabilities (Note 10)	1,494.5	1,771.6
Total current liabilities	10,138.4	9,139.4
Long-term debt, less current portion (Note 16)	3,980.0	4,124.3
Operating lease liabilities (Note 5)	681.7	—
Deferred income taxes (Note 22)	138.2	209.2
Accrued pension and other post-retirement benefits, less current portion (Note 23)	368.6	298.9
Derivative financial instruments (Note 24)	52.7	44.9
Other liabilities	430.0	540.4
Total liabilities	15,789.6	14,357.1
Commitments and contingent liabilities (Note 21)
Mezzanine equity
Redeemable noncontrolling interest	41.1	38.5
Stockholders’ equity (Note 18)
Ordinary shares, $1.00 par value; 618.3 shares and 618.3 shares authorized in 2019 and 2018, respectively; 447.1 shares and 450.5 shares issued and outstanding in 2019 and 2018, respectively; 4.0 and 14.8 shares canceled in 2019 and 2018, respectively	447.1	450.5
Ordinary shares held in employee benefit trust, at cost; nil and 0.1 shares in 2019 and 2018, respectively	—	(2.4)
Capital in excess of par value of ordinary shares	10,182.8	10,197.0
(Accumulated deficit) retained earnings	(1,563.1)	1,072.2
Accumulated other comprehensive loss	(1,407.5)	(1,359.7)
Total TechnipFMC plc stockholders’ equity	7,659.3	10,357.6
Noncontrolling interests	28.8	31.3
Total equity	7,688.1	10,388.9
Total liabilities and equity	$23,518.8	$24,784.5
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2019	2018	2017
Cash provided (required) by operating activities
Net income (loss)	$(2,412.1)	$(1,910.8)	$134.2
Adjustments to reconcile net income to cash provided (required) by operating activities
Depreciation	383.5	367.8	370.2
Amortization	126.1	182.6	244.5
Impairments (Note 20)	2,484.1	1,792.6	34.3
Employee benefit plan and share-based compensation costs	63.3	22.4	18.7
Deferred income tax provision (benefit), net	(75.4)	48.8	141.6
Unrealized loss (gain) on derivative instruments and foreign exchange	32.5	102.7	(73.5)
Income from equity affiliates, net of dividends received	(58.8)	(110.7)	(37.9)
Other	364.4	291.8	4.7
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(39.7)	(664.1)	286.8
Inventories, net	(169.6)	(339.4)	130.9
Accounts payable, trade	26.1	(1,248.7)	(525.8)
Contract liabilities	520.1	762.7	(1,111.4)
Income taxes payable (receivable), net	12.7	(190.7)	(152.2)
Other current assets and liabilities, net	(431.8)	921.2	646.5
Other noncurrent assets and liabilities, net	23.1	(213.6)	99.1
Cash provided (required) by operating activities	848.5	(185.4)	210.7

Cash provided (required) by investing activities
Capital expenditures	(454.4)	(368.1)	(255.7)
Cash acquired in merger of FMC Technologies, Inc. and Technip S.A. (Note 2)	—	—	1,479.2
Payment to acquire debt securities	(71.6)	—	—
Proceeds from sale of debt securities	18.9	—	—
Acquisitions, net of cash acquired	16.0	(104.9)	—
Cash divested from deconsolidation	(2.1)	(6.7)	—
Proceeds from sale of assets	7.8	19.5	14.4
Proceeds from repayment of advance to joint venture	62.0	—	—
Other	3.6	—	12.1
Cash provided (required) by investing activities	(419.8)	(460.2)	1,250.0

Cash provided (required) by financing activities
Net decrease in short-term debt	(49.6)	(34.9)	(106.4)
Net increase in commercial paper	57.3	496.6	234.9
Proceeds from issuance of long-term debt	96.2	—	25.7
Repayments of long-term debt	—	—	(888.0)
Purchase of ordinary shares	(92.7)	(442.6)	(58.5)
Dividends paid	(232.8)	(238.1)	(60.6)
Payments related to taxes withheld on share-based compensation	—	—	(46.6)
Settlements of mandatorily redeemable financial liability	(562.8)	(225.8)	(156.5)
Other	—	—	1.2
Cash provided (required) by financing activities	(784.4)	(444.8)	(1,054.8)
Effect of changes in foreign exchange rates on cash and cash equivalents	5.9	(107.0)	62.2
Increase (decrease) in cash and cash equivalents	(349.8)	(1,197.4)	468.1
Cash and cash equivalents, beginning of year	5,540.0	6,737.4	6,269.3
Cash and cash equivalents, end of year	$5,190.2	$5,540.0	$6,737.4

	Year Ended December 31,
(In millions)	2019	2018	2017
Supplemental disclosures of cash flow information
Cash paid for interest (net of interest capitalized)	$109.4	$99.0	$50.3
Cash paid for income taxes (net of refunds received)	$374.5	$410.6	$424.7
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2016	$114.7	$(44.5)	$2,683.1	$3,362.1	$(1,101.6)	$(11.7)	$5,002.1
Net income	—	—	—	113.3	—	20.9	134.2
Other comprehensive income	—	—	—	—	97.9	0.4	98.3
Issuance of ordinary shares due to the merger of FMC Technologies and Technip	351.9	(6.6)	7,825.4	—	—	—	8,170.7
Cancellation of treasury shares due to the merger of FMC Technologies and Technip	—	44.5	(23.3)	—	—	—	21.2
Cancellation treasury shares (Note 18)	(2.1)	—	(47.6)	(8.8)	—	—	(58.5)
Net sales of ordinary shares for employee benefit trust	—	1.8	—	—	—	—	1.8
Issuance of ordinary shares	0.6	—	0.6	—	—	—	1.2
Dividends ($0.13 per share) (Note 18)	—	—	—	(60.6)	—	—	(60.6)
Share-based compensation (Note 19)	—	—	44.4	—	—	—	44.4
Other	—	—	0.7	—	—	11.9	12.6
Balance as of December 31, 2017	$465.1	$(4.8)	$10,483.3	$3,406.0	$(1,003.7)	$21.5	$13,367.4
Adoption of accounting standards (Note 6)	—	—	—	(91.5)	—	0.1	(91.4)
Net income (loss)	—	—	—	(1,921.6)	—	10.8	(1,910.8)
Other comprehensive loss	—	—	—	—	(356.0)	(4.6)	(360.6)
Cancellation of treasury shares (Note 18)	(14.8)	—	(333.5)	(94.5)	—	—	(442.8)
Issuance of ordinary shares	0.2	—	—	—	—	—	0.2
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Dividends ($0.52 per share) (Note 18)	—	—	—	(238.1)	—	—	(238.1)
Share-based compensation (Note 19)	—	—	49.1	—	—	—	49.1
Other	—	—	(1.9)	11.9	—	3.5	13.5
Balance as of December 31, 2018	$450.5	$(2.4)	$10,197.0	$1,072.2	$(1,359.7)	$31.3	$10,388.9
Adoption of accounting standards (Note 5)	—	—	—	1.8	—	—	1.8
Net income (loss)	—	—	—	(2,415.2)	—	3.1	(2,412.1)
Other comprehensive loss	—	—	—	—	(47.8)	(0.7)	(48.5)
Cancellation of treasury shares (Note 18)	(4.0)	—	(88.7)	—	—	—	(92.7)
Issuance of ordinary shares	0.6	—	—	—	—	—	0.6
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Dividends ($0.52 per share) (Note 18)	—	—	—	(232.8)	—	—	(232.8)
Share-based compensation (Note 19)	—	—	74.5	—	—	—	74.5
Other	—	—	—	10.9	—	(4.9)	6.0
Balance as of December 31, 2019	$447.1	$—	$10,182.8	$(1,563.1)	$(1,407.5)	$28.8	$7,688.1
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
In this Annual Report on Form 10-K, we are reporting the results of our operations for the year ended December 31, 2019, which consist of the combined results of operations of Technip S.A. (“Technip”) and FMC Technologies, Inc. (“FMC Technologies”). Due to the merger of FMC Technologies and Technip, FMC Technologies’ results of operations have been included in our financial statements for periods subsequent to the consummation of the merger on January 16, 2017. Refer to Note 2 for further information related to the merger of FMC Technologies and Technip.
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
Investments in the common stock of unconsolidated affiliates - The equity method of accounting is used to account for investments in unconsolidated affiliates where we have the ability to exert significant influence over the affiliates’ operating and financial policies. We measure equity investments not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For certain construction joint ventures, we use the proportionate consolidation method, whereby our proportionate share of each entity’s assets, liabilities, revenues and expenses are included in the appropriate classifications in the accompanying consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying consolidated financial statements.
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
Business combinations - Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The purchase price is allocated to the acquired assets, assumed liabilities and identifiable intangible assets based on their estimated fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Transaction related costs are expensed as incurred.
Leases - The majority of our leases are operating leases. We account for leases in accordance with Accounting Standard Codification (“ASC”)Topic 842, Leases, which we adopted on January 1, 2019 using the modified retrospective method. Refer to Note 5 for further discussion of the adoption, including the impact on our 2019 financial statements.
Revenue recognition - The majority of our revenue is derived from long-term contracts that can span several years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. Refer to Note 6 for further discussion of the adoption, including the impact on our 2018 financial statements.
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
Share-based employee compensation - The measurement of share-based compensation expense on restricted share awards and performance share awards is based on the market price at the grant date and the number of shares awarded. We use Black-Scholes options pricing model to measure the fair value of stock options granted on or after January 1, 2017. The stock-based compensation expense for each award is recognized ratably over the applicable service period or the period beginning at the start of the service period and ending when an employee becomes eligible for retirement, after taking into account estimated forfeitures.
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
Reclassifications - Certain prior-year amounts have been reclassified to conform to the current year’s presentation.
Revision of Prior Period Financial Statements - In connection with the preparation of the consolidated financial statements for the year ended December 31, 2019, we identified errors in our previously issued financial statements related to the classification between service revenue, product revenue and the related cost of sales. The correction had no effect on the reported total revenues, consolidated net income (loss) or stockholders’ equity for any periods previously presented.
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
In accordance with ASC 250, Accounting Changes and Error Corrections, we corrected the errors for the year ended December 31, 2018 and 2017 by revising the consolidated financial statements appearing herein.

The effects of the revision on our consolidated statements of income for the year ended December 31, 2018 and 2017 are as follows:

	Year Ended
	December 31, 2018			December 31, 2017
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue
Service revenue	$9,765.0	$(707.4)	$9,057.6	$12,210.5	$(764.6)	$11,445.9
Product revenue	2,565.2	707.4	3,272.6	2,651.8	764.6	3,416.4
Total revenue	12,552.9	—	12,552.9	15,056.9	—	15,056.9

Costs and expenses
Cost of service revenue	7,895.1	(442.4)	7,452.7	9,984.0	(550.9)	9,433.1
Cost of product revenue	2,234.5	442.4	2,676.9	2,403.4	550.9	2,954.3
Total costs and expenses	13,470.5	—	13,470.5	14,091.7	—	14,091.7

Net income (loss) attributable to TechnipFMC plc	$(1,921.6)	$—	$(1,921.6)	$113.3	$—	$113.3

Earnings (loss) per share attributable to TechnipFMC plc (Note 8)
Basic	$(4.20)	$—	$(4.20)	$0.24	$—	$0.24
Diluted	$(4.20)	$—	$(4.20)	$0.24	$—	$0.24

Weighted average shares outstanding (Note 8)
Basic	458.0	—	458.0	466.7	—	466.7
Diluted	458.0	—	458.0	468.3	—	468.3

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
We incurred merger transaction and integration costs of $31.2 million, $36.5 million and $101.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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

Unaudited
Year Ended December 31,
(In millions, except per share data)	2017 Pro Forma
Revenue	$15,169.8
Net income attributable to TechnipFMC adjusted for dilutive effects	$28.5
Diluted earnings per share	0.06

Other Transactions
On December 30, 2019, we completed the acquisition of the remaining 50% interest in Technip Odebrecht PLSV CV (“TOP CV”). TOP CV was formed as a joint venture between Technip SA and Ocyan SA to provide pipeline installation ships to Petroleo Brasileiro SA (“Petrobras”) for their work in oil and gas fields offshore Brazil with results reported in our Subsea segment using the equity method of accounting. Subsequent to this transaction the investment became a fully consolidated entity. In connection with the acquisition, we acquired $391.0 million in assets, including two vessels valued at $335.2 million. In addition, we assumed $239.9 million of liabilities, including a $203.1 million term loan. The valuation of these assets and liabilities are preliminary and remain ongoing. As a result of the acquisition, we recorded a loss of $0.9 million, the net results of the impairment charge of $84.2 million and a bargain purchase gain of $83.3 million included within restructuring and other charges.
In February 2018, we signed an agreement with the Island Offshore Group to acquire a 51% stake in Island Offshore’s wholly-owned subsidiary, Island Offshore Subsea AS. Island Offshore Subsea AS provides RLWI project management and engineering services for plug and abandonment (“P&A”), riserless coiled tubing, and well completion operations. In connection with the acquisition of the controlling interest, TechnipFMC and Island Offshore entered into a strategic cooperation agreement to deliver RLWI services on a worldwide basis, which also include TechnipFMC’s RLWI capabilities. Island Offshore Subsea AS has been rebranded to TIOS and is now the operating unit for TechnipFMC’s RLWI activities worldwide. The acquisition was completed on April 18, 2018 for total cash consideration of $42.4 million. As a result of the acquisition, we recorded a redeemable financial liability equal to the fair value of a written put option. Finally, we increased goodwill by $85.0 million.
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
NOTE 3. PLANNED SEPARATION TRANSACTION
On August 26, 2019, we announced that our Board of Directors had unanimously approved a plan to separate our Onshore/Offshore segment and loading systems business into an independent, publicly traded company (“Technip Energies”). The transaction is expected to be tax free to certain shareholders where permissible, including the U.S. We expect to complete the transaction in the second quarter of 2020, subject to general market conditions, regulatory approvals and final approval from our Board of Directors. Upon completion of the separation, the historical results of Technip Energies will be presented as discontinued operations as the separation represents a strategic shift in operations with a major impact to our consolidated financial statements. We have incurred $72.1 million of separation costs associated with the planned transaction during the year ended December 31, 2019.
NOTE 4. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under U.S. GAAP
Effective January 1, 2019, we adopted (1) Accounting Standards Update (“ASU”) No. “2016-02, Leases (Topic 842).”, (2) ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” (3) ASU 2018-10, “Codification Improvements to Topic 842, Lease.”, (4) ASU 2018-20, “Narrow-scope Improvements for Lessors.”, (5) ASU 2018-11, “Leases (Topic 842): Targeted Improvements.”, (6) ASU No. 2019-01, “Leases (Topic 842) —Codification Improvements.”. These updates require lessees to recognize a right-of-use (“ROU”) asset and a lease liability for virtually all of their leases. See Note 5 to our consolidated financial statements of this Annual Report for more information.
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
Effective January 1, 2019, we adopted ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI).” This update provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires financial statement disclosures that indicate a description of the accounting policy for releasing income tax effects from AOCI; whether there is an election to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act and information about the other income tax effects are reclassified. These amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The adoption of this update did not have an impact on our consolidated financial statements.
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
Recently Issued Accounting Standards under U.S. GAAP
In June 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The updated guidance applies to (1) loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, (2) loan commitments and other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income and (iv) beneficial interests in securitized financial assets. In May 2019, the FASB issued a new update ASU No.2019-05, that eases transition to the credit losses standard by providing the option to measure certain types of assets at fair value, allowing an option for preparers to irrevocably elect the fair value option for eligible financial assets measured at amortized cost basis on an instrument-by-instrument basis. In November 2019, the FASB issued ASU No. 2019-11, the amendments in this Update clarify or address stakeholders’ specific issues about certain aspects of this amendments and clarifies guidance around how to report expected recoveries. The amendments in this ASU are effective for us on January 1, 2020 and are required to be adopted on a modified retrospective basis. Early adoption is not permitted. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this ASU.
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

In November 2019 the FASB issued ASU No. 2019-10, to apply changes in philosophy to the effective dates for the following major updates (including amendments issued after the issuance of the original Update): ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)”, “Measurement of Credit Losses on Financial Instruments (Credit Losses)”, ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”: Targeted Improvements to Accounting for Hedging Activities (Hedging)”, ASU No. 2016-02, “Leases (Topic 842) (Leases)”. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this ASU.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes to Topic 740 - Simplifying the Accounting for Income Taxes”. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This update also improve and simplify areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This update is effective for us January 1, 2021 and early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, "Investments —Equity Securities (Topic 321)", “Investments —Equity Method and Joint Ventures (Topic 323)”, and “Derivatives and Hedging (Topic 815) —Clarifying the Interactions between Topic 321, Topic 323, and Topic 815”, and made targeted improvements to address certain aspects of accounting for financial instruments. This update clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This amendments is effective for us January 1, 2021 and early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
NOTE 5. LEASES
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees are required to recognize a ROU asset and a lease liability for all outstanding leases excluding short-term leases. The liability is equal to the present value of the remaining lease payments. The ROU asset is based on the liability, subject to certain adjustments (e.g., initial direct costs, payments made by the lessee prior to lease commencement and any lessor incentives). For income statement purposes, lessees are required to classify leases as either operating or finance leases. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. Lessor accounting is largely unchanged but has been updated to align with certain changes to the lessee model and the new revenue recognition standard.
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
In connection with the adoption of the new lease standard, we corrected our balance sheet as of January 1, 2016 to include an additional $42.0 million of liabilities of which $5.0 million and $37.0 million were other current liabilities and other liabilities, respectively, with a corresponding decrease in retained earnings to reflect additional rent expense which was not historically recorded prior to fiscal 2016. Accordingly, the revised other current liabilities, other liabilities and retained earnings balances as of January 1, 2016 were $1,044.4 million, $131.3 million, and $3,231.4 million, respectively. These historical errors are not material to any prior interim or annual financial statements.
Lessee Arrangements
We lease real estate, including land, buildings and warehouses, machinery/equipment, vessels, vehicles, and various types of manufacturing and data processing equipment, from a lessee perspective. Leases of real estate generally provide for payment of property taxes, insurance, and repairs by us. Substantially all our leases are classified as operating leases.
We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if we have the right to control the use of the identified asset. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities (current), and Operating lease liabilities (non-current) on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term. With the exception of rare cases in which the implicit rate is readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Operating lease right-of-use assets also includes any lease prepayments made and excludes lease incentives we received from the lessor. Lease cost for lease payments is recognized on a straight-line basis over the lease term. Several of our leases provide for certain guarantees of residual value. We estimate and include in the determination of lease payments any amount probable of being owed under these residual value guarantees. At the date of adoption and December 31, 2019, we determined that there were no residual value guarantees which were probable of being owed. Our leases do not contain any material restrictive covenants.
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
The following table is a summary of the Company’s components of net lease cost for the year ended December 31, 2019:

Year Ended
In millions	December 31, 2019
Operating lease cost including variable costs	$362.4
Short-term lease costs	20.8
Less: sublease income	8.9
Net lease cost	$374.3

Supplemental cash flow information related to leases for the year ended December 31, 2019 is as follows:

Year Ended
In millions	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$384.7

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$125.4

Supplemental balance sheet information related to leases as of December 31, 2019 is as follows:

(In millions, except lease term and discount rate)	December 31, 2019
Weighted average remaining lease term
Operating leases	7.5 years

Weighted average discount rate
Operating leases	4.4%

The following table is a summary of the maturity of lease liabilities under operating leases as of December 31, 2019:

(in millions)	Operating Leases
2020	$305.3
2021	184.6
2022	128.0
2023	101.9
2024	89.7
Thereafter	330.4
Total lease payments	1,139.9
Less: Imputed interest (a)	183.1
Total lease liabilities (b)	$956.8

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Calculated using the interest rate for each lease.

(b)	Includes the current portion of 275.1 million for operating leases.
At December 31, 2018, future minimum rental payments under noncancellable operating leases under ASC Topic 840 were:

(In millions)
2019	$329.8
2020	286.1
2021	192.3
2022	123.8
2023	102.1
Thereafter	485.6
Total lease payment	1,519.7
Less: income from sub-leases	25.6
Net minimum operating lease payments	$1,494.1

As of December 31, 2019, we have an additional operating lease for our future office building in Paris, France, that has not yet commenced for 236.2 million. This operating lease will commence in fiscal year 2021 with a lease term of 10 years.
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
The following table is a summary of the Company’s components of lease revenue for the year ended December 31, 2019:

Year Ended
(In millions)	December 31, 2019
Operating lease revenue including variable revenue	$266.5

The following table is a summary of the maturity analysis of the undiscounted cash flows to be received on an annual basis for each of the first five years, and a total of the amounts for the remaining years:

(in millions)	Operating Leases
2020	$29.4
2021	17.5
2022	14.3
2023	1.0
2024	—
Thereafter	—
Total undiscounted cash flows	$62.2

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
Revenue recognized over time - Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for approximately 81.7% of our revenue for the year ended December 31, 2019, respectively. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress.
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
Revenue Recognition by Segment
The following is a description of principal activities separated by reportable segments from which the Company generates its revenue. See Note 7 for more detailed information about reportable segments.

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
Our Onshore/Offshore segment designs and builds onshore facilities related to the production, treatment, transformation and transportation of hydrocarbons and renewable feedstock; and designs, manufactures and installs fixed and floating platforms for the offshore production and processing of oil and gas reserves.
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
The following tables present products and services revenue by geography for each reportable segment for the year ended December 31, 2019 and 2018:

	Reportable Segments
	Year Ended
	December 31, 2019			December 31, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea	Onshore/ Offshore	Surface Technologies
Europe, Russia, Central Asia	$1,745.2	$2,813.1	$236.7	$1,528.1	$3,506.1	$227.7
America	1,770.0	766.2	732.1	1,721.5	365.1	865.5
Asia Pacific	659.9	1,152.5	189.3	532.9	1,236.1	123.2
Africa	824.8	526.0	61.1	758.1	252.7	57.9
Middle East	407.1	1,011.0	247.6	181.2	760.7	213.4
Total products and services revenue	$5,407.0	$6,268.8	$1,466.8	$4,721.8	$6,120.7	$1,487.7
The following tables represent revenue by contract type for each reportable segment for the year ended December 31, 2019 and 2018:

	Reportable Segments
	Year Ended
	December 31, 2019			December 31, 2018
(In millions)	Subsea	Onshore/ Offshore	Surface Technologies	Subsea(b)	Onshore/ Offshore	Surface Technologies
Services	$3,244.5	$6,268.8	$276.4	$2,687.1	$6,120.7	$249.8
Products	2,162.5	—	1,190.4	2,034.7	—	1,237.9
Total products and services revenue	5,407.0	6,268.8	1,466.8	4,721.8	6,120.7	1,487.7
Lease and other(a)	116.0	—	150.5	118.2	—	104.5
Total revenue	$5,523.0	$6,268.8	$1,617.3	$4,840.0	$6,120.7	$1,592.2

(a)	Represents revenue not subject to ASC Topic 606.

(b)
We revised the consolidated statement of operations to correct the classification of service revenue and product revenue in the amount of $707.4 million for the year ended December 31, 2018. See Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional disclosure related to the revision.

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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.

The following table provides information about net contract assets (liabilities) as of December 31, 2019 and December 31, 2018:

(In millions)	December 31, 2019	December 31, 2018	$ change	% change
Contract assets	$1,520.0	$1,295.0	$225.0	17.4
Contract (liabilities)	(4,585.1)	(4,085.1)	(500.0)	(12.2)
Net contract assets (liabilities)	$(3,065.1)	$(2,790.1)	$(275.0)	(9.9)

The increase in our contract assets from December 31, 2018 to December 31, 2019 was primarily due to the timing of milestones.
The remaining increase in our contract liabilities was primarily due to additional cash received, excluding amounts recognized as revenue during the period.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Revenue recognized for the year ended December 31, 2019 that were included in the contract liabilities balance at December 31, 2018 was $2,414.0 million. Revenue recognized for the year ended December 31, 2018 that were included in the contract liabilities balance at December 31, 2017 was $2,814.6 million.
In addition, net revenue recognized for the year ended December 31, 2019 and 2018 from our performance obligations satisfied in previous periods has favorable impact of $1,176.5 million and $596.9 million, respectively. This primarily relates to the changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of December 31, 2019, the aggregate amount of the transaction price allocated to order backlog was $24,251.1 million. The Company expects to recognize revenue on approximately 47.4% of the order backlog through 2020 and 52.6% thereafter.
The following table details the order backlog for each business segment as of December 31, 2019:

(In millions)	2020	2021	Thereafter
Subsea	$4,506.8	$2,472.4	$1,500.6
Onshore/Offshore	6,581.3	5,127.8	3,589.0
Surface Technologies	411.7	61.5	—
Total remaining unsatisfied performance obligations	$11,499.8	$7,661.7	$5,089.6

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

•
Onshore/Offshore - designs and builds onshore facilities related to the production, treatment, transformation and transportation of hydrocarbons; and designs, manufactures and installs fixed and floating platforms for the production and processing of oil and gas reserves.

•
Surface Technologies - designs and manufactures systems and provides services used by oil and gas companies involved in land and shallow water exploration and production of crude oil and natural gas; designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services.

Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in computing segment operating profit. Refer to Note 12 for additional information. The following items have been excluded in computing segment operating profit: corporate staff expense, net interest income (expense) associated with corporate debt facilities, income taxes, and other revenue and other expense, net.
Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2019	2018	2017
Segment revenue
Subsea	$5,523.0	$4,840.0	$5,877.4
Onshore/Offshore	6,268.8	6,120.7	7,904.5
Surface Technologies	1,617.3	1,592.2	1,274.6
Other revenue and intercompany eliminations	—	—	0.4
Total revenue	$13,409.1	$12,552.9	$15,056.9

Segment operating profit (loss)
Subsea	$(1,447.7)	$(1,529.5)	$460.5
Onshore/Offshore	959.6	824.0	810.9
Surface Technologies	(656.1)	172.8	82.7
Total segment operating profit (loss)	(1,144.2)	(532.7)	1,354.1

Corporate items
Corporate expense (a)	(540.3)	(594.5)	(359.2)
Interest income	116.5	121.4	140.8
Interest expense	(567.8)	(482.3)	(456.0)
Total corporate items	(991.6)	(955.4)	(674.4)
Income (loss) before income taxes (b)	$(2,135.8)	$(1,488.1)	$679.7

(a)
Corporate expense primarily includes corporate staff expenses, legal reserve, stock-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger transaction and integration expenses and separation expenses.

(b)	Includes amounts attributable to noncontrolling interests.
During the years ended December 31, 2019, 2018 and 2017, revenue from JSC Yamal LNG exceeded 10% of our consolidated revenue.

Segment assets

	December 31,
(In millions)	2019	2018
Segment assets
Subsea	$10,824.2	$11,037.8
Onshore/Offshore	4,448.8	4,355.2
Surface Technologies	2,246.4	2,825.6
Intercompany eliminations	(33.9)	(26.4)
Total segment assets	17,485.5	18,192.2
Corporate (a)	6,033.3	6,592.3
Total assets	$23,518.8	$24,784.5

(a)
Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

Geographic segment information
Geographic segment sales were identified based on the country where our products and services were delivered.

(In millions)	Year Ended December 31,
Revenue:	2019	2018	2017
Russia	$2,378.0	$2,773.3	$4,894.2
USA	1,931.2	1,275.8	1,534.7
Norway	1,371.1	1,202.6	971.2
Brazil	1,099.7	1,478.7	911.1
Israel	757.0	243.8	6.9
United Kingdom	540.8	442.1	465.9
India	518.0	214.0	135.2
Angola	447.8	385.7	1,016.2
Australia	372.8	926.6	953.9
United Arab Emirates	327.2	460.3	308.5
Malaysia	283.8	362.3	374.8
China	272.9	112.3	104.7
Indonesia	237.6	130.7	295.4
All other countries	2,871.2	2,544.7	3,084.2
Total revenue	$13,409.1	$12,552.9	$15,056.9
Geographic segment long-lived assets represent property, plant and equipment, net.

	December 31,
(In millions)	2019	2018
Long-lived assets
United Kingdom	$957.1	$925.6
United States	558.1	589.9
Netherlands	493.0	360.5
Norway	333.0	311.4
Brazil	313.2	325.8
All other countries	507.6	746.6
Total long-lived assets	$3,162.0	$3,259.8

Other business segment information

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Subsea	$287.7	$223.2	$179.1	$345.6	$440.4	$507.2	$134.4	$145.2	$169.2
Onshore/Offshore	22.6	7.6	16.2	38.7	38.2	41.1	13.2	29.7	31.4
Surface Technologies	96.6	111.9	35.4	107.9	66.6	63.6	15.3	14.3	12.3
Corporate	47.5	25.4	25.0	17.4	5.2	2.8	—	—	—
Total	$454.4	$368.1	$255.7	$509.6	$550.4	$614.7	$162.9	$189.2	$212.9

NOTE 8. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017
Net income (loss) attributable to TechnipFMC plc	$(2,415.2)	$(1,921.6)	$113.3

Weighted average number of shares outstanding	448.0	458.0	466.7
Dilutive effect of restricted stock units	—	—	0.2
Dilutive effect of performance shares	—	—	1.4
Total shares and dilutive securities	448.0	458.0	468.3

Basic earnings (loss) per share attributable to TechnipFMC plc	$(5.39)	$(4.20)	$0.24
Diluted earnings (loss) per share attributable to TechnipFMC plc	$(5.39)	$(4.20)	$0.24

NOTE 9. INVENTORIES
Inventories consisted of the following:

	December 31,
(In millions)	2019	2018
Raw materials	$347.5	$366.4
Work in process	290.2	146.4
Finished goods	778.3	738.4
Inventory, net	$1,416.0	$1,251.2

All amounts in the table above are reported net of obsolescence reserves of $135.7 million and $97.5 million at December 31, 2019 and 2018, respectively.
Net inventories accounted for under the LIFO method totaled $386.6 million and $387.2 million at December 31, 2019 and 2018, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $10.9 million and $7.9 million at December 31, 2019 and 2018, respectively. There was no reduction to the base LIFO inventory in 2019.

NOTE 10. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

	December 31,
(In millions)	2019	2018
Value-added tax receivables	$395.2	$305.8
Other taxes receivables	100.7	85.0
Sundry receivables	69.6	87.0
Prepaid expenses	66.8	91.3
Held-to-maturity investments	49.7	—
Current financial assets at amortized cost	42.0	—
Asset held for sale	25.8	9.6
Other	113.9	76.9
Other current assets	$863.7	$655.6

Other current liabilities consisted of the following:

	December 31,
(In millions)	2019	2018
Warranty accruals and project contingencies	$310.1	$418.2
Value added tax and other taxes payable	240.4	214.3
Legal provisions	183.6	418.2
Social security liability	116.5	112.3
Redeemable financial liability	129.1	173.0
Compensation accrual	89.6	87.3
Provision	53.2	135.5
Current portion of accrued pension and other post-retirement benefits	14.9	14.0
Liabilities held for sale	9.3	16.2
Other accrued liabilities	347.8	182.6
Total other current liabilities	$1,494.5	$1,771.6

NOTE 11. WARRANTY OBLIGATIONS
Our warranties are excluded from the estimated total costs in the measurement of progress and accrued when or as we transfer control of the goods or services to the customer. Refer to Note 6 to these consolidated financial statements for additional information regarding warranties. Our accrued warranties as of December 31, 2019 were $193.5 million. During 2019, we had new warranty expenses of $78.8 million, adjustments to existing accruals of $(57.5) million and claims paid of $62.2 million.
NOTE 12. EQUITY METHOD INVESTMENTS
The equity method of accounting is used to account for investments in unconsolidated affiliates where we can have the ability to exert significant influence over the affiliates operating and financial policies.
For certain construction joint ventures, we use the proportionate consolidation method, whereby our proportionate share of each entity’s assets, liabilities, revenues, and expenses are included in the appropriate classifications in the accompanying consolidated financial statements. None of our proportionate consolidation investments, individually or in the aggregate, are significant to our consolidated results for 2019, 2018, or 2017.
Our equity investments were as follows as of December 31, 2019 and 2018:

	December 31, 2019
	Percentage Owned	Carrying Value (in millions)
Dofcon Brasil AS	50.0%	167.4
Serimax Holdings SAS	20.0%	21.5
Magma Global Limited	25.0%	50.2
Other		61.3
Investments in equity affiliates		$300.4

	December 31, 2018
	Percentage Owned	Carrying Value (in millions)
Technip Odebrecht PLSV CV (“TOP CV”)	50.0%	$136.1
Dofcon Brasil AS	50.0%	126.2
Serimax Holdings SAS	20.0%	23.2
Magma Global Limited	25.0%	49.8
Other		59.2
Investments in equity affiliates		$394.5

Our major equity method investments are as follows:
TOP CV - was an affiliated company in the form of a joint venture between Technip SA and Ocyan SA (formerly known as Odebrecht). Technip Odebrecht was formed in 2011 when awarded a contract to provide pipeline installation ships to state-controlled Petrobras for its work in oil and gas fields offshore Brazil. On December 30, 2019, we completed the acquisition of the remaining 50% interest in TOP CV. Prior to the acquisition, we accounted for our 50% investment using the equity method of accounting with results reported in our Subsea segment. Subsequent to this transaction we recorded the results in our consolidated financial information.
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
Our income from equity affiliates included in each of our reporting segments was as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Subsea	$59.8	$80.9	$55.3
Onshore/Offshore	3.1	33.4	0.3
Income from equity affiliates	$62.9	$114.3	$55.6

NOTE 13. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Trade receivables consisted of receivables due from following related parties:

	December 31,
(In millions)	2019	2018
TP JGC Coral France SNC	$40.1	$31.6
TTSJV WLL	22.4	—
TOP CV	—	10.9
Anadarko Petroleum Company	—	4.9
Others	14.3	14.3
Total trade receivables	$76.8	$61.7

TP JGC Coral France SNC and TTSJV W.L.L. are equity method affiliates. TOP CV was previously an equity method affiliate.
A member of our Board of Directors (the “Director”) served on the Board of Directors of Anadarko Petroleum Company (“Anadarko”) until August 2019. In August 2019, Anadarko was acquired by Occidental Petroleum Corporation (“Occidental”). As a result, the Director no longer serves as a member of the Board of Directors of Anadarko. The Director is not an officer or director of Occidental.
Trade payables consisted of payables due to following related parties:

	December 31,
(In millions)	2019	2018
Chiyoda	$24.8	$70.0
JGC Corporation	15.1	69.5
IFP Energies nouvelles	2.4	2.4
Dofcon Navegacao	2.1	2.5
Magma Global Limited	—	0.6
Anadarko Petroleum Company	—	0.7
Others	6.7	2.9
Total trade payables	$51.1	$148.6

Dofcon Navegacao and Magma Global Limited are equity method affiliates. JGC Corporation and Chiyoda are joint venture partners on our Yamal project. A member of our Board of Directors is an executive officer of IFP Energies nouvelles.
Additionally, we have note receivable balance of $65.2 million and $130.0 million as of December 31, 2019 and 2018, respectively. The note receivables balance includes $62.5 million and $119.9 million with Dofcon Brasil AS at December 31, 2019 and 2018, respectively. Dofcon Brasil AS is a VIE and accounted for as an equity method affiliate. These are included in other assets on our consolidated balance sheets.

Revenue consisted of amount from following related parties:

	Year Ended December 31,
(In millions)	2019	2018	2017
TTSJV W.L.L.	$127.9	$—	$—
TP JGC Coral France SNC	110.4	118.2	69.9
Anadarko Petroleum Company	67.1	124.8	111.3
TOP CV	11.9	7.2	—
Storengy	8.8	—	—
Dofcon Navegacao	8.4	2.9	—
Techdof Brasil AS	8.3	7.0	—
JGC Corporation	6.7	—	—
Others	30.1	33.2	56.9
Total revenue	$379.6	$293.3	$238.1
A member of our Board of Directors serve on the Board of Directors for Storengy.
Expenses consisted of amount to following related parties:

	Year Ended December 31,
(In millions)	2019	2018	2017
Chiyoda	$25.1	$53.0	$44.1
JGC Corporation	20.8	81.2	46.8
Arkema S.A.	18.9	2.6	—
Serimax Holdings SAS	17.7	0.1	—
Magma Global Limited	7.3	3.0	—
TP JGC Coral France SNC	5.0	—	—
Jumbo Shipping	4.5	—	—
IFP Energies nouvelles	3.8	4.4	—
Creowave OY	2.6	1.9	4.7
Amaja Oil	2.0	—	—
Altus Intervention	1.8	—	—
Competentia	1.6	—	—
Others	31.3	8.5	45.8
Total expenses	$142.4	$154.7	$141.4

Serimax Holdings SAS is an equity affiliate. Amaja Oil is a joint venture partner. We own a minority interest in a Creowave OY joint venture. Members of our Board of Directors serve on the Board of Directors for Arkema S.A., Altus Intervention, Jumbo Shipping and Competentia.

NOTE 14. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2019	2018
Land and land improvements	$108.4	$103.5
Buildings	626.9	656.7
Vessels	2,091.9	1,893.3
Machinery and equipment	1,930.6	1,905.7
Office fixtures and furniture	285.0	300.0
Construction in process	130.9	179.0
Other	277.1	290.1
	5,450.8	5,328.3
Accumulated depreciation	(2,288.8)	(2,068.5)
Property, plant and equipment, net	$3,162.0	$3,259.8

Depreciation expense was $383.5 million, $367.8 million and $370.2 million in 2019, 2018 and 2017, respectively. The amount of interest cost capitalized was not material for the years presented.
During 2019 and 2018, we determined the carrying amount of certain of our long-lived assets exceeded their fair value and recorded an impairment. Refer to Note 20 to these consolidated financial statements for additional information regarding this impairment.
In January 2019, we purchased a deepwater dive support vessel, Deep Discoverer, for $116.8 million. The purchase of this vessel was funded through debt. Refer to Note 16 to these consolidated financial statements for additional information.
In December 2019, we completed the sale of our G1201 vessel as part of our overall strategy to optimize the profile and size of our subsea fleet. As a result of the sale, a net loss of $7.1 million is included in other income (expense), net in our consolidated statements of income.
NOTE 15. GOODWILL AND INTANGIBLE ASSETS
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

The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Future revenues are also adjusted to match changes in our business strategy. We believe this approach is an appropriate valuation method. Under the market multiple approach, we determine the estimated fair value of each of our reporting units by applying transaction multiples to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using either a one, two or three year average. Our reporting unit valuations were determined primarily by utilizing the income approach and the market multiple approach.
As part of the Company’s annual goodwill impairment test, the Company’s market capitalization was compared to our estimate of fair value for each reporting segment. TechnipFMC’s market capitalization on its testing date had declined significantly when compared to the prior-year’s assessment, driven in part by greater geopolitical uncertainty and lower commodity prices. As a result, our estimate of business fair value could not be supported by the market capitalization on the testing date.

During the year ended December 31, 2019, we recorded $1,321.9 million and $666.8 million of goodwill impairment charges in our Subsea and Surface Technologies reporting units, respectively. During the year ended December 31, 2018, we recorded $1,383.0 million of goodwill impairment charges in our Subsea reporting unit. Refer to Note 20 to these consolidated financial statements for additional disclosure related to impairment of goodwill during the year ended December 31, 2019 and 2018.
The fair value over carrying amount for our Onshore/Offshore reporting unit was in excess of 400% of its carrying amount.
The following table presents the significant estimates used by management in determining the fair values of our reporting units for the years ended December 31, 2019 and 2018:

	2019	2018
Year of cash flows before terminal value	4	5
Discount rates	12.5% to 15.0%	12% to 13.0%
EBITDA multiples	6.0 - 8.5x	7.0 - 8.5x

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
As discussed above, when evaluating the 2019 quantitative impairment test results, management considered many factors in determining whether an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment. Circumstances such as market declines, unfavorable economic conditions, loss of a major customer or other factors could increase the risk of impairment of goodwill for this reporting unit in future periods.

The carrying amount of goodwill by reporting segment was as follows:

(In millions)	Subsea	Onshore/Offshore	Surface Technologies	Total
December 31, 2016	$2,931.1	$787.2	$—	$3,718.3
Additions due to business combinations	2,532.6	1,635.5	997.8	5,165.9
Impairment	—	—	—	—
Translation	6.7	38.9	—	45.6
December 31, 2017	5,470.4	2,461.6	997.8	8,929.8
Additions due to business combinations	85.0	—	—	85.0
Impairment	(1,383.0)	—	—	(1,383.0)
Purchase accounting adjustments	—	—	19.7	19.7
Translation	(30.0)	(13.9)	—	(43.9)
December 31, 2018	4,142.4	2,447.7	1,017.5	7,607.6
Impairments	(1,321.9)	—	(666.8)	(1,988.7)
Purchase accounting adjustment	—	—	9.9	9.9
Other	—	(17.7)	—	(17.7)
Translation	(6.4)	(6.4)	—	(12.8)
December 31, 2019	$2,814.1	$2,423.6	$360.6	$5,598.3

Intangible assets - The components of intangible assets were as follows:

	December 31,
	2019		2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$246.7	$73.6	$246.7	$49.3
Backlog	175.0	175.0	175.0	175.0
Customer relationships	285.4	85.9	285.0	57.4
Licenses, patents and trademarks	811.1	227.6	812.6	194.8
Software	215.9	151.1	232.1	159.1
Other	115.9	50.2	84.3	23.4
Total intangible assets	$1,850.0	$763.4	$1,835.7	$659.0

We recorded $126.1 million, $182.6 million and $244.5 million in amortization expense related to intangible assets during the years ended December 31, 2019, 2018 and 2017, respectively. During the years 2020 through 2024, annual amortization expense is expected to be as follows: $125 million in 2020, $120 million in 2021, $115 million in 2022, $112 million in 2023, $109 million in 2024 and $507 million thereafter.
NOTE 16. DEBT
Short-term debt and current portion of long-term debt - Short-term debt and current portion of long-term debt consisted of the following:

	December 31,
(In millions)	2019	2018
Bank borrowings	247.8	44.2
5.00% 2010 Private placement notes due 2020	224.6	—
Other	23.0	23.2
Total short-term debt and current portion of long-term debt	$495.4	$67.4

Long-term debt - Long-term debt consisted of the following:

	December 31,
(In millions)	2019	2018
Revolving credit facility	$—	$—
Bilateral credit facilities	—	—
Commercial paper	1,967.0	1,916.1
Synthetic bonds due 2021	492.9	490.9
3.45% Senior Notes due 2022	500.0	500.0
5.00% 2010 Private placement notes due 2020	224.6	229.0
3.40% 2012 Private placement notes due 2022	168.5	171.8
3.15% 2013 Private placement notes due 2023	146.0	148.9
3.15% 2013 Private placement notes due 2023	140.4	143.1
4.00% 2012 Private placement notes due 2027	84.2	85.9
4.00% 2012 Private placement notes due 2032	112.3	114.5
3.75% 2013 Private placement notes due 2033	112.3	114.5
Bank borrowings	513.3	265.2
Other	23.0	23.2
Unamortized issuing fees	(9.1)	(11.4)
Total debt	4,475.4	4,191.7
Less: current borrowings	495.4	67.4
Long-term debt	$3,980.0	$4,124.3

Maturities of debt as of December 31, 2019, are payable as follows:

	Payments Due by Period
(In millions)	Total payments	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$4,475.4	$495.4	$3,392.4	$285.6	$302.0

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
As of December 31, 2019, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the consolidated balance sheets as of December 31, 2019 and December 31, 2018. Commercial paper borrowings are issued at market interest rates. As of December 31, 2019, our commercial paper borrowings had a weighted average interest rate of 2.23% on the U.S. dollar denominated borrowings and (0.28)% on the Euro denominated borrowings.
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
The Synthetic Bonds issued on January 25, 2016 were issued at par. The Synthetic Bonds issued on March 3, 2016 were issued at a premium of 112.44% resulting from an adjustment over the 3-day trading period following the issuance resulting in a share reference price of €48.8355.
A 40.0% conversion premium was applied to the share reference price of €40.7940. The share reference price was computed using the average of the daily volume weighted average price of our ordinary shares on the Euronext Paris market over the 10 consecutive trading days from January 21 to February 3, 2016. The initial conversion price of the bonds was then fixed at €57.1116.
The Synthetic Bonds each have a nominal value of €100.0 thousand with a conversion ratio of 3,337.3493 and a conversion price of €29.9639. Any bondholder may, at its sole option, request the conversion in cash of all or part of the bonds it owns, beginning November 15, 2020 to the 38th business day before the maturity date.
Senior Notes - On April 3, 2018, we commenced offers to exchange up to $459.8 million in aggregate principal amount of new 3.45% senior notes due October 1, 2022 (the “Senior Notes”), Series B, which have been registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”), for any and all of our outstanding restricted 3.45% Senior Notes due 2022, Series A (the “Outstanding Notes”), which we previously issued in a private transaction that was not subject to the registration requirements of the Securities Act (the “Initial Offering”). We refer to the Exchange Notes and the Outstanding Notes collectively as the “Notes”.
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
On December 30, 2019, we completed the acquisition of the remaining 50% interest in Technip Odebrecht. In connection with the acquisition, we assumed liabilities that included a $203.1 million term loan of which $16.0 million is due June 30, 2020 with the remaining balance due September 30, 2020. Immediately following the acquisition, we paid $13.1 million towards the outstanding balance. The debt is fully collateralized against our two vessels, Coral do Atlantico and Deep Star (previously referred to as Estrela do Mar).
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
NOTE 17. OTHER LIABILITIES
In the fourth quarter of 2016, we obtained voting control interests in legal Onshore/Offshore contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. As part of this transaction, we recognized the fair value of the mandatorily redeemable financial liability.
A mandatorily redeemable financial liability of $268.8 million and $408.5 million was recognized as of December 31, 2019 and 2018, respectively, to account for the fair value of the non-controlling interests, for which $129.1 million and $173.0 million, respectively, was recorded as other current liabilities. During the year ended December 31, 2019 we revalued the liability to reflect current expectations about the obligation which resulted in the recognition of an expense of $423.1 million for the year ended December 31, 2019. Changes in the fair value of the financial liability are recorded as interest expense on the consolidated statements of income. Refer to Note 10 for further information regarding our other current liabilities. Refer to Note 25 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value.
NOTE 18. STOCKHOLDERS’ EQUITY
Dividends declared and paid during the years ended December 31, 2019, 2018 and 2017 were $232.8 million, $238.1 million and $60.6 million, respectively.
As an English public limited company, we are required under U.K. law to have available “distributable reserves” to conduct share repurchases or pay dividends to shareholders. Distributable reserves are a statutory requirement and are not linked to a U.S. GAAP reported amount (e.g. retained earnings). The declaration and payment of dividends require the authorization of our Board of Directors, provided that such dividends on issued share capital may be paid only out of our “distributable reserves” on our statutory balance sheet. Therefore, we are not permitted to pay dividends out of share capital, which includes share premium. On November 27, 2019, we redeemed 50,000 redeemable shares of £1 each and cancelled one deferred ordinary share of £1 in the capital of TechnipFMC.
The following is a summary of our capital stock activity for the years ended December 31, 2019, 2018 and 2017:

(Number of shares in millions)	Ordinary Shares Issued	Ordinary Shares Held in Employee Benefit Trust	Treasury Stock
December 31, 2016	119.2	—	0.3
Net capital increases due to the merger of FMC Technologies and Technip	347.4	—	—
Stock awards	0.6	—	—
Treasury stock cancellation due to the merger of FMC Technologies and Technip	—	—	(0.3)
Treasury stock purchases	—	—	2.1
Treasury stock cancellation	(2.1)	—	(2.1)
Net stock purchased for employee benefit trust	—	0.1	—
December 31, 2017	465.1	0.1	—
Stock awards	0.2	—	—
Treasury stock purchases	—	—	14.8
Treasury stock cancellation	(14.8)	—	(14.8)
Net stock purchased for employee benefit trust	—	—	—
December 31, 2018	450.5	0.1	—
Stock awards	0.6	—	—
Treasury stock purchases	—	—	4.0
Treasury stock cancellation	(4.0)	—	(4.0)
Net stock purchased for employee benefit trust	—	(0.1)	—
December 31, 2019	447.1	—	—

The plan administrator of the Non-Qualified Plan purchases shares of our ordinary shares on the open market. Such shares are placed in a trust owned by a subsidiary.
In April 2017, the Board of Directors authorized the repurchase of $500.0 million in ordinary shares under our share repurchase program. We implemented our share repurchase plan in September 2017. The Board of Directors authorized an extension of this program, adding $300.0 million in December 2018 for a total of $800.0 million in ordinary shares. We repurchased 4.0 million of ordinary shares for a total consideration of $92.7 million during the year ended December 31, 2019, under our authorized share repurchase program. The $500.0 million part of the program was completed on December 20, 2018. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.
Accumulated other comprehensive income (loss) - Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss attributable to Noncontrolling interest
December 31, 2017	$(1,014.6)	$27.8	$(16.9)	$(1,003.7)	$0.6
Other comprehensive income (loss) before reclassifications, net of tax	(178.7)	(58.7)	(74.5)	(311.9)	(4.6)
Reclassification adjustment for net (gains) losses included in net income, net of tax	(41.1)	(2.0)	(1.0)	(44.1)	—
Other comprehensive income (loss), net of tax	(219.8)	(60.7)	(75.5)	(356.0)	(4.6)
December 31, 2018	(1,234.4)	(32.9)	(92.4)	(1,359.7)	(4.0)
Other comprehensive income (loss) before reclassifications, net of tax	16.3	8.9	(82.2)	(57.0)	(0.7)
Reclassification adjustment for net (gains) losses included in net income, net of tax	(12.0)	18.2	3.0	9.2	—
Other comprehensive income (loss), net of tax	4.3	27.1	(79.2)	(47.8)	(0.7)
December 31, 2019	$(1,230.1)	$(5.8)	$(171.6)	$(1,407.5)	$(4.7)

Reclassifications out of accumulated other comprehensive income (loss) - Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statement of Income
Gains on foreign currency translation	$12.0	$41.1	$—	Other income (expense), net

Gains (losses) on hedging instruments
Foreign exchange contracts	$(26.6)	$(2.4)	$(39.3)	Revenue
	12.0	3.4	5.3	Costs of sales
	—	(0.1)	0.8	Selling, general and administrative expense
	(9.1)	1.0	(102.2)	Other Income (expense), net
	(23.7)	1.9	(135.4)	Income (loss) before income taxes
	(5.5)	(0.1)	(34.2)	Provision (benefit) for income taxes
	$(18.2)	$2.0	$(101.2)	Net income (loss)

Pension and other post-retirement benefits
Settlements and curtailments	(0.3)	3.0	25.3	(a)
Amortization of actuarial gain (loss)	(2.5)	(0.6)	(2.5)	(a)
Amortization of prior service credit (cost)	(1.0)	(1.3)	(1.0)	(a)
	(3.8)	1.1	21.8	Income (loss) before income taxes
	(0.8)	0.1	9.1	Provision (benefit) for income taxes
	$(3.0)	$1.0	$12.7	Net income (loss)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 23 for additional details).
NOTE 19. SHARE-BASED COMPENSATION
Incentive compensation and award plan - On January 11, 2017, we adopted the TechnipFMC plc Incentive Award Plan (the “Plan”). The Plan provides certain incentives and awards to officers, employees, non-employee directors and consultants of TechnipFMC and its subsidiaries. The Plan allows our Board of Directors to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board of Directors to make various types of awards to other eligible individuals. Awards may include share options, share appreciation rights, performance share units, restricted share units, restricted shares or other awards authorized under the Plan. All awards are subject to the Plan’s provisions, including all share-based grants previously issued by FMC Technologies and Technip prior to consummation of the Merger. Under the Plan, 24.1 million ordinary shares were authorized for awards. At December 31, 2019, 14.4 million ordinary shares were available for future grant.
The exercise price for options is determined by the Committee but cannot be less than the fair market value of our ordinary shares at the grant date. Restricted share and performance share unit grants generally vest after three years of service.
Under the Plan, our Board of Directors has the authority to grant non-employee directors share options, restricted shares, restricted share units and performance shares. Unless otherwise determined by our Board of Directors, awards to non-employee directors generally vest one year from the date of grant. Restricted share units are settled when a director ceases services to the Board of Directors. At December 31, 2019, outstanding awards to active and retired non-employee directors included 83.4 thousand share units.
The measurement of share-based compensation expense on restricted share awards is based on the market price and fair value at the grant date and the number of shares awarded. The fair value of performance shares is estimated using a combination of the closing stock price on the grant date and the Monte Carlo simulation model. We use Black-Scholes options pricing model to measure the fair value of stock options granted on or after January 1, 2017.

The share-based compensation expense for each award is recognized ratably over the applicable service period or the period beginning at the start of the service period and ending when an employee becomes eligible for retirement (currently age 62 under the plan), after taking into account estimated forfeitures.
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. The compensation expense under the Plan is as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Share-based compensation expense	$74.5	$49.1	$44.4
Income tax benefits related to share-based compensation expense	$20.1	$13.2	$12.0

As of December 31, 2019, the portion of share-based compensation expense related to outstanding awards to be recognized in future periods is as follows:

December 31, 2019
Share-based compensation expense not yet recognized (in millions)	$76.9
Weighted-average recognition period (in years)	1.7

Restricted Share Units
A summary of the non-vested restricted share units activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	2,977.4	$30.10
Granted	1,969.1	$21.24
Vested	(347.1)	$29.44
Cancelled/forfeited	(73.5)	$27.79
Non-vested at December 31, 2019	4,525.9	$27.44

The total grant date fair value of restricted stock units vested during years ended December 31, 2019 and 2018 was $10.2 million and $4.8 million, respectively.
Performance Shares
The Board of Directors has granted certain employees, senior executives and Directors or Officers restricted share units that vest subject to achieving satisfactory performances. For performance share units issued on or after January 1, 2017, performance is based on results of return on invested capital and total shareholder return (“TSR”).
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

	Year Ended December 31,
	2019	2018	2017
Weighted-average fair value (a)	$29.04	$41.97	$34.42
Expected volatility (b)	34.00%	34.00%	34.87%
Risk-free interest rate (c)	2.42%	2.37%	1.50%
Expected performance period in years (d)	3.0	3.0	3.0
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

(d) For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Merger employee base, the expected term was estimated using a simplified method for all awards granted in 2019, 2018 and 2017.
A summary of the non-vested performance share unit activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	3,043.8	$27.02
Granted	1,514.7	$24.99
Vested	(597.6)	$22.30
Cancelled/forfeited	(143.2)	$27.94
Non-vested at December 31, 2019	3,817.7	$28.52

The total grant date fair value of performance share units vested during years ended December 31, 2019, 2018 and 2017 was $13.3 million, $7.0 million and $33.3 million, respectively.
Share Option Awards
The fair value of each option award is estimated as of the date of grant using the Black-Scholes options pricing model.
Share options awarded prior to 2017 were granted subject to performance criteria based upon certain targets, such as TSR, return on capital employed, and operating income from recurring activities. Subsequent share options granted are time based awards vesting over three years.
The weighted-average fair value and the assumptions used to measure fair value are as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted-average fair value (a)	$5.64	$9.07	$8.79
Expected volatility (b)	32.5%	32.5%	35.7%
Risk-free interest rate (c)	2.5%	2.7%	2.1%
Expected dividend yield (d)	2.6%	2.0%	2.0%
Expected term in years (e)	6.5	6.5	6.5

(a)	The weighted-average fair value was based on stock options granted during the period.

(b)	Expected volatility is based on normalized historical volatility of our shares over a preceding period commensurate with the expected term of the option.

(c)
From 2017, the risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Prior to 2017, the risk free rate was based on the bond yields from the European Central Bank.

(d)	Share options awarded in 2019, 2018 and 2017 were valued using an expected dividend yield of 2.6%, 2.0% and 2.0%, respectively.

(e)
For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Merger employee base, the expected term was estimated using a simplified method for all awards granted in 2019, 2018 and 2017.

The following is a summary of option transactions during years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted average exercise price	Weighted average remaining life (in years)
Balance as of December 31, 2016	2,188.8	€61.72	5.0
Adjustments due to Merger (a)	2,188.8	€—
Granted	798.4	€29.29
Exercised	—	€—
Cancelled	(292.2)	€47.60
Balance as of December 31, 2017	4,883.8	€36.35	4.6
Granted	602.2	$30.70
Exercised	—	$—
Cancelled	(827.6)	$47.20
Balance as of December 31, 2018	4,658.4	$33.68	4.8
Granted	800.0	$20.98
Exercised	—	$—
Cancelled	(616.0)	$48.65
Balance as of December 31, 2019	4,842.4	$29.68	5.3
Exercisable at December 31, 2019	1,617.7	$35.92	3.0

(a)
The Weighted-Average Grant Date Fair Value for the increase in shares due to the merger remains at $0.00 in order to recalculate the new weighted average for the December 31, 2016 non-vested shares (see Note 2).

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2019 was $0.4 million and nil, respectively.
Cash received from the option exercises was nil, nil and nil during years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was nil, nil and nil, respectively. To exercise stock options, an employee may choose (1) to pay, either directly or by way of the group savings plan, the stock option strike price to obtain shares, or (2) to sell the shares immediately after having exercised the stock option (in this case, the employee does not pay the strike price but instead receives the intrinsic value of the stock options in cash).
The following summarizes significant ranges of outstanding and exercisable options at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of options (in thousands)	Weighted average remaining life (in years)	Weighted average exercise price	Number of options (in thousands)	Weighted average exercise price
$20.00-$33.00	4,330.4	5.7	$26.55	1,105.7	$26.54
$45.00-$51.00	33.0	2.0	$45.49	33.0	$45.49
$55.00-$57.00	479.0	1.4	$56.93	479.0	$56.93
Total	4,842.4	5.3	$29.68	1,617.7	$35.92

NOTE 20. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSE
Impairment, restructuring and other expense were as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Impairment expense
Subsea	$1,798.6	$1,784.2	$11.5
Onshore/Offshore	—	—	—
Surface Technologies	685.5	4.5	10.2
Corporate and other	—	3.9	12.6
Total impairment expense	2,484.1	1,792.6	34.3

Restructuring and other expense
Subsea	$(46.4)	$17.7	$88.4
Onshore/Offshore	17.0	(3.4)	27.0
Surface Technologies	18.7	9.3	9.0
Corporate and other	17.4	15.0	32.8
Total restructuring and other expense	6.7	38.6	157.2
Total impairment, restructuring and other expense	$2,490.8	$1,831.2	$191.5

Asset impairments - We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition over the asset’s remaining useful life. Our review of recoverability of the carrying value of our assets considers several assumptions including the intended use and service potential of the asset. Refer to Note 25 to these consolidated financial statements for a discussion of the method used to determine the fair value of these assets.
The prolonged downturn in the energy market and its corresponding impact on our business outlook led us to conclude the carrying amount of certain of our assets in our Subsea and Surface Technologies segments exceeded their fair value. During the year ended December 31, 2019, we recorded $2,484.1 million of impairment charges. These charges included the impairment of goodwill of $1,321.9 million and $666.8 million in our Subsea and Surface Technologies segments, respectively. These charges also included $495.4 million of asset impairments, including $153.8 million related to vessels and $168.9 million related to our flexible pipe and umbilical manufacturing facilities.
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
Restructuring and other - In December 2019, we initiated a company-wide reduction in workforce intended to reduce costs and better align our workforce with current and anticipated activity levels, which resulted in the recognition of severance costs relating to termination benefits and other restructuring charges. The initial plan included a workforce reduction of approximately 1,600 employees. Restructuring charges related to this global initiative was $32.4 million
On December 30, 2019, the Company completed the acquisition of the remaining 50% of TOP CV, which resulted in a net loss of $0.9 million that was recorded in the Subsea segment. The net loss is comprised of an impairment charge of $84.2 million included within impairment and other charges and a bargain purchase gain of $83.3 million included within restructuring and other charges.
During 2018 and 2017 we initiated cost cutting measures resulting in the recognition of severance costs related to employee termination benefits, expenses related to the consolidation of our facilities and other non-recurring charges.

NOTE 21. COMMITMENTS AND CONTINGENT LIABILITIES
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
Guarantees consisted of the following:

(In millions)	December 31, 2019
Financial guarantees (a)	$945.5
Performance guarantees (b)	4,916.0
Maximum potential undiscounted payments	$5,861.5

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
Contingent liabilities associated with legal matters - We are involved in various pending or potential legal and tax actions or disputes in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
On March 28, 2016, FMC Technologies received an inquiry from the U.S. Department of Justice (“DOJ”) related to the DOJ's investigation of whether certain services Unaoil S.A.M. provided to its clients, including FMC Technologies, violated the U.S. Foreign Corrupt Practices Act (“FCPA”). On March 29, 2016, Technip S.A. also received an inquiry from the DOJ related to Unaoil. We cooperated with the DOJ's investigations and, with regard to FMC Technologies, a related investigation by the SEC.
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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at December 31, 2019 and 2018, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.

NOTE 22. INCOME TAXES
Components of income (loss) before income taxes - U.S. and outside U.S. components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
United States	$(1,406.5)	$(197.0)	$284.3
Outside United States	$(729.3)	$(1,291.1)	$395.4
Income (loss) before income taxes	$(2,135.8)	$(1,488.1)	$679.7

Provision for income tax - The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2019	2018	2017
Current
United States	$34.7	$52.1	$30.2
Outside United States	317.0	321.8	373.7
Total current	351.7	373.9	403.9
Deferred
United States	2.6	19.5	71.4
Outside United States	(78.0)	29.3	70.2
Total deferred	(75.4)	48.8	141.6
Provision for income taxes	$276.3	$422.7	$545.5

Deferred tax assets and liabilities - Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2019	2018
Deferred tax assets attributable to
Accrued expenses	$124.4	$128.0
Capital Loss	21.1	21.2
Non-deductible interest	84.7	89.3
Foreign tax credit carryforwards	135.3	105.9
Other tax credits	113.2	—
Net operating loss carryforwards	430.5	382.8
Inventories	6.3	3.2
Research and development credit	7.6	6.5
Foreign exchange	20.4	32.5
Provisions for pensions and other long-term employee benefits	84.1	72.4
Contingencies related to contracts	89.9	83.7
Other contingencies	73.4	28.7
Margin recognition on construction contracts	115.9	34.4
Leasing	219.8	—
Revenue in excess of billings on contracts accounted for under the percentage of completion method	10.9	—
Other	6.9	15.2
Deferred tax assets	1,544.4	1,003.8
Valuation allowance	(916.9)	(683.4)
Deferred tax assets, net of valuation allowance	627.5	320.4

Deferred tax liabilities attributable to
Revenue in excess of billings on contracts accounted for under the percentage of completion method	—	9.2
U.S. tax on foreign subsidiaries’ undistributed earnings not indefinitely reinvested	10.4	9.4
Property, plant and equipment, intangibles and other assets	279.6	278.6
Leasing	215.2	—
Deferred tax liabilities	505.2	297.2
Net deferred tax assets/(liabilities)	$122.3	$23.2

At December 31, 2019 and 2018, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments.
Non-deductible interest. At December 31, 2019, deferred tax assets include tax benefits related to certain intercompany interest costs which are not currently deductible, but which may be deductible in future periods. If not utilized, these costs will become permanently non-deductible beginning in 2025. Management believes that it is more likely than not that we will not be able to deduct these costs before expiration of the carry forward period; therefore, we have established a valuation allowance against the related deferred tax assets.
Foreign tax credit carryforwards. At December 31, 2019, deferred tax assets included U.S. foreign tax credit carryforwards of $135.3 million, which, if not utilized, will begin to expire in 2024. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that our U.S. earnings over the forecast period will not result in sufficient U.S. taxable income to fully realize these deferred tax assets; therefore, we have established a valuation allowance against the related deferred tax assets. In its analysis, management has considered the effect of deemed dividends and other expected adjustments to U.S. earnings that are required in determining U.S. taxable income. Non-U.S. earnings subject to U.S. tax, including deemed dividends for U.S. tax purposes, were $3.8 million in 2019, $307.6 million in 2018 and $1.3 billion in 2017.

Net operating loss carryforwards. As of December 31, 2019, deferred tax assets included tax benefits related to net operating loss carryforwards. If not utilized, these net operating loss carryforwards will begin to expire in 2020. Management believes it is more likely than not that we will not be able to utilize certain of these operating loss carryforwards before expiration; therefore, we have established a valuation allowance against the related deferred tax assets.
The majority of the net operating loss carryforwards are in Brazil, Canada, Malaysia, Mexico, Netherlands, Norway , Saudi Arabia, U.K., and United States. Except in Canada, Mexico, and Netherlands, all of these tax loss carryforwards extend indefinitely.
Certain Adjustments to Valuation Allowance. The net increase in valuation allowance from December 31, 2018 to December 31, 2019 includes certain adjustments which did not impact net tax expense. These adjustments include $105.9 million of deferred tax assets which were recorded in 2019 and are related to certain previously unrecorded tax credits in the Netherlands and Malaysia that are subject to a full valuation allowance. In addition, the Company wrote off $42.0 million of fully valued deferred tax assets, including $33.0 million that were recorded by certain affiliates that were sold in 2018 and 2019. The Company also reclassified $17.9 million of fully valued deferred tax assets the future tax benefits of which are based on uncertain tax positions.
Unrecognized tax benefits - The following table presents a summary of changes in our unrecognized tax benefits:

(In millions)	Federal, State and Foreign Tax
Balance as of December 31, 2017	$90.4
Reductions for tax positions related to prior years	(11.5)
Additions for tax positions related to current year	21.1
Reductions for tax positions due to settlements	(9.0)
Balance as of December 31, 2018	$91.0
Reductions for tax positions related to prior years	(62.4)
Additions for tax positions related to current year	72.9
Reductions for tax positions due to settlements	(20.8)
Balance as of December 31, 2019	$80.7

The amounts reported above for uncertain tax positions excludes interest and penalties of $0.1 million, $2.8 million, and $5.9 million at December 31, 2019, 2018, and 2017, respectively. Interest and penalties relating to these uncertain tax positions are included in tax expense in our Consolidated Financial Statements. It is reasonably possible that within twelve months, $2.1 million of liabilities for unrecognized tax benefits will be settled. This amount is reflected in income taxes payable, the remaining balance of the unrecognized tax benefits is recorded in other long term liabilities.
We operate in numerous jurisdictions around the world and could be subject to multiple tax audits at any given time. Most notably, the following tax years and thereafter remain subject to examination: 2010 for Norway, 2016 for Nigeria, 2015 for Brazil, 2017 for France, and 2016 for the United States.
TechnipFMC plc is a public limited company incorporated under the laws of England and Wales. Therefore, our earnings are subject to the United Kingdom statutory rate which is 19.0% for 2019 and 2018, and 19.3% for 2017.

Effective income tax rate reconciliation - The effective income tax rate was different from the statutory U.K. income tax rate due to the following:

	Year Ended December 31,
	2019	2018	2017
Statutory income tax rate	19.0%	19.0%	19.3%
Net difference resulting from
Foreign earnings subject to different tax rates	0.3%	(9.7)%	18.2%
Net change in unrecognized tax benefits	1.3%	(0.7)%	4.3%
Adjustments on prior year taxes	(0.4)%	(0.7)%	(4.4)%
Change in valuation allowance	(8.8)%	(14.4)%	19.3%
Deferred tax asset/liability revaluation for tax rate change	(0.5)%	(1.7)%	1.4%
U.S. transition tax	—%	(0.8)%	17.1%
Impairments	(21.9)%	(16.5)%	—%
Non-deductible legal provision	(0.8)%	(3.8)%	—%
Other	(1.1)%	0.9%	5.1%
Effective income tax rate	(12.9)%	(28.4)%	80.3%

U.S. Tax Cuts and Jobs Act (TCJA) and Other Jurisdictional Tax Reform. Included in the 2017 and 2018 provisions for income taxes are taxes related to the deemed repatriation to the United States of foreign earnings. The Tax Cuts and Jobs Act (TCJA), signed into U.S. law on December 22, 2017, made significant changes to the U.S. federal income taxation of non-U.S. corporate subsidiaries that are controlled by one or more U.S. shareholders. As part of these changes, the TCJA required a deemed repatriation of all accumulated non-U.S. earnings.
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
Income tax holidays. We benefit from income tax holidays in Singapore and Malaysia which will expire after 2023 for Singapore and 2020 for Malaysia. For the year ended December 31, 2019, these tax holidays reduced our provision for income taxes by $3.4 million, or $0.01 per share on a diluted basis.

NOTE 23. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
We have funded and unfunded defined benefit pension plans which provide defined benefits based on years of service and final average salary.
On December 31, 2017, we amended the U.S. retirement plans (the “Plans”) to freeze benefit accruals for all participants of the Plans as of December 31, 2017. After that date, participants in the Plans will no longer accrue any further benefits and participants’ benefits under the Plans will be determined based on credited service and eligible earnings as of December 31, 2017.

Foreign-based employees are eligible to participate in TechnipFMC-sponsored or government-sponsored benefit plans to which we contribute. Several of the foreign defined benefit pension plans sponsored by us provide for employee contributions; the remaining plans are noncontributory. The most significant of these plans are in the Netherlands, France, and the United Kingdom.
We have other post-retirement benefit plans covering substantially all of our U.S. unionized employees. The post-retirement health care plans are contributory; the post-retirement life insurance plans are noncontributory.
We are required to recognize the funded status of defined benefit post-retirement plans as an asset or liability in the consolidated balance sheet and recognize changes in that funded status in comprehensive income in the year in which the changes occur. Further, we are required to measure the plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. We have applied this guidance to our domestic pension and other post-retirement benefit plans as well as for many of our non-U.S. plans, including those in the United Kingdom, Germany, France and Canada. Pension expense measured in compliance with GAAP for the other non-U.S. pension plans is not materially different from the locally reported pension expense.

The funded status of our U.S. Pension Plans, certain foreign pension plans and U.S. post-retirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated balance sheets as of December 31, 2019 and 2018, were as follows:

	Pensions				Other Post-retirement Benefits
	2019		2018		2019	2018
(In millions)	U.S.	Int’l	U.S.	Int’l
Accumulated benefit obligation	$669.6	$773.3	$598.1	$664.3
Projected benefit obligation at January 1	$598.1	$753.4	$659.8	$898.1	$9.5	$10.0
Service cost	—	16.3	0.2	21.2	—	—
Interest cost	25.6	18.3	23.8	20.9	0.5	0.4
Actuarial (gain) loss	80.7	102.8	(47.9)	(40.0)	1.4	(0.2)
Amendments	—	0.9	0.3	2.7	—	0.1
Curtailments	—	—	—	(4.0)	—	—
Settlements	—	(0.6)	(5.3)	(89.0)	—	(0.1)
Foreign currency exchange rate changes	—	11.1	—	(25.7)	(0.1)	—
Plan participants’ contributions	—	1.1	—	1.2	—	—
Benefits paid	(34.7)	(25.7)	(32.8)	(31.7)	(0.5)	(0.5)
Other	—	3.4	—	(0.3)	(0.2)	(0.2)
Projected benefit obligation at December 31	669.7	881.0	598.1	753.4	10.6	9.5
Fair value of plan assets at January 1	477.4	570.6	576.4	699.2	—	—
Actual return on plan assets	72.0	89.1	(70.7)	(16.0)	—	—
Company contributions	—	6.9	—	18.5	—	—
Foreign currency exchange rate changes	—	13.5	—	(20.9)	—	—
Settlements	—	—	—	(87.6)	—	—
Plan participants’ contributions	—	1.1	—	1.2	—	—
Benefits paid	(29.4)	(19.6)	(28.3)	(23.3)	—	—
Other	—	(3.8)	—	(0.5)	—	—
Fair value of plan assets at December 31	520.0	657.8	477.4	570.6	—	—
Funded status of the plans (liability) at December 31	$(149.7)	$(223.2)	$(120.7)	$(182.8)	$(10.6)	$(9.5)

	Pensions				Other Post-retirement Benefits
	2019		2018		2019	2018
(In millions)	U.S.	Int’l	U.S.	Int’l
Current portion of accrued pension and other post-retirement benefits	(5.5)	(8.8)	(5.5)	(7.9)	(0.6)	(0.7)
Accrued pension and other post-retirement benefits, net of current portion	(144.2)	(214.4)	(115.2)	(174.9)	(10.0)	(8.8)
Funded status recognized in the consolidated balance sheets at December 31	$(149.7)	$(223.2)	$(120.7)	$(182.8)	$(10.6)	$(9.5)

The following table summarizes the pre-tax amounts in accumulated other comprehensive (income) loss at December 31, 2019 and 2018 that have not been recognized as components of net periodic benefit cost:

	Pensions				Other Post-retirement Benefits
	2019		2018		2019	2018
(In millions)	U.S.	Int’l	U.S.	Int’l
Pre-tax amounts recognized in accumulated other comprehensive (income) loss
Unrecognized actuarial (gain) loss	$121.6	$90.7	$73.2	$43.7	$1.9	$0.6
Unrecognized prior service (credit) cost	—	7.0	—	7.0	—	—
Accumulated other comprehensive (income) loss at December 31	$121.6	$97.7	$73.2	$50.7	$1.9	$0.6

The following tables summarize the projected and accumulated benefit obligations and fair values of plan assets where the projected or accumulated benefit obligation exceeds the fair value of plan assets at December 31, 2019 and 2018:

	Pensions				Other Post-retirement Benefits
	2019		2018		2019	2018
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded projected benefit obligation
Aggregate projected benefit obligation	$668.4	$741.2	$598.1	$621.1	$10.7	$9.5
Aggregate fair value of plan assets	$518.8	$522.8	$477.4	$439.8	$—	$—

	Pensions				Other Post-retirement Benefits
	2019		2018		2019	2018
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded accumulated benefit obligation
Aggregate accumulated benefit obligation	$668.4	$292.1	$598.1	$269.2	$—	$—
Aggregate fair value of plan assets	$518.8	$140.3	$477.4	$126.6	$—	$—

The following table summarizes the components of net periodic benefit cost (income) for the years ended December 31, 2019, 2018 and 2017:

	Pensions						Other Post-retirement Benefits
	2019		2018		2017		2019	2018	2017
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net periodic benefit cost (income)
Service cost	$—	$16.3	$0.2	$21.2	$10.3	$21.0	$—	$—	$—
Interest cost	25.6	18.3	23.8	20.9	26.7	19.6	0.5	0.4	0.3
Expected return on plan assets	(41.6)	(33.5)	(50.1)	(41.2)	(45.5)	(36.3)	—	—	—
Settlement cost	—	0.3	0.4	0.4	—	1.5	—	—	—
Curtailment benefit	—	—	—	(3.8)	(26.8)	—	—	—	—
Amortization of net actuarial loss (gain)	1.8	0.7	—	0.6	—	2.5	—	—	—
Amortization of prior service cost (credit)	—	1.0	—	1.3	—	1.0	—	—	—
Net periodic benefit cost (income)	$(14.2)	$3.1	$(25.7)	$(0.6)	$(35.3)	$9.3	$0.5	$0.4	$0.3

The following table summarizes changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

	Pensions						Other Post-retirement Benefits
	2019		2018		2017		2019	2018	2017
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial gain (loss) arising during period	$(50.2)	$(47.3)	$(73.5)	$(15.3)	$26.7	$43.3	$—	$—	$(0.8)
Prior service (cost) credit arising during period	—	(0.9)	0.2	(2.7)	(0.2)	0.1	—	—	—
Settlements and curtailments	—	0.3	0.4	(3.4)	(26.8)	1.5	—	—	—
Amortization of net actuarial loss (gain)	1.8	0.7	—	0.6	—	2.5	—	—	—
Amortization of prior service cost (credit)	—	1.0	—	1.3	—	1.0	—	—	—
Other	—	(0.8)	—	1.4	—	(5.1)	(0.1)	(0.1)	—
Total recognized in other comprehensive income (loss)	$(48.4)	$(47.0)	$(72.9)	$(18.1)	$(0.3)	$43.3	$(0.1)	$(0.1)	$(0.8)

Included in accumulated other comprehensive income (loss) at December 31, 2019, are noncash, pre-tax charges which have not yet been recognized in net periodic benefit cost (income). The estimated amounts expected to be amortized from the portion of each component of accumulated other comprehensive income (loss) as a component of net period benefit cost (income), during the next fiscal year are as follows:

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	Int’l
Net actuarial losses (gains)	$6.9	$1.9	$—
Prior service cost (credit)	$—	$1.1	$—

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions				Other Post-retirement Benefits
	2019		2018		2019	2018
	U.S.	Int’l	U.S.	Int’l
Discount rate	3.40%	1.70%	4.40%	2.54%	4.31%	5.04%
Rate of compensation increase	N/A	2.39%	N/A	2.24%	4.00%	4.00%

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions						Other Post-retirement Benefits
	2019		2018		2017		2019	2018	2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Discount rate	4.40%	2.56%	3.70%	2.39%	4.30%	2.37%	5.04%	4.33%	4.05%
Rate of compensation increase	N/A	2.34%	N/A	2.39%	4.00%	2.39%	4.00%	4.00%	4.00%
Expected rate of return on plan assets	8.65%	5.04%	8.57%	4.90%	9.00%	6.24%	N/A	N/A	N/A

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
The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2019 and 2018.

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

Our pension plan assets measured at fair value on a recurring basis are as follows at December 31, 2019 and 2018. Refer to “Fair value measurements” in Note 1 to these consolidated financial statements for a description of the levels.

(In millions)	U.S.				International
December 31, 2019	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$50.5	$50.5	$—	$—	$10.0	$10.0	$—	$—
Equity securities
U.S. companies	110.3	110.3	—	—	70.4	70.4	—	—
International companies	5.4	5.4	—	—	251.5	251.5	—	—
Registered investment companies (a)	36.3	—	—	—	63.4	—	—	—
Common/collective trusts (a)	12.5	—	—	—	—	—	—	—
Insurance contracts	—	—	—	—	138.5	—	138.5	—
Hedge funds (a)	164.3	—	—	—	82.0	—	—	—
Limited partnerships (a)	139.4	—	—	—	7.9	—	—	—
Real estate and other investments	1.3	1.3	—	—	36.0	36.0	—	—
Total assets	$520.0	$167.5	$—	$—	$659.7	$367.9	$138.5	$—

December 31, 2018
Cash and cash equivalents	$46.8	$46.8	$—	$—	$11.1	$11.1	$—	$—
Equity securities
U.S. companies	109.4	109.4	—	—	92.2	92.2	—	—
International companies	8.5	8.5	—	—	186.8	186.8	—	—
Registered investment companies (a)	32.6	—	—	—	44.4	—	—	—
Common/collective trusts (a)	11.7	—	—	—	10.0	—	—	—
Insurance contracts	—	—	—	—	125.0	—	125.0	—
Hedge funds (a)	176.5	—	—	—	99.1	—	—	—
Limited partnerships (a)	89.7	—	—	—	—	—	—	—
Real estate and other investments	2.2	2.2	—	—	1.2	1.2	—	—
Total assets	$477.4	$166.9	$—	$—	$569.8	$291.3	$125.0	$—

(a)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Contributions - We expect to contribute approximately $6.9 million to our international pension plans, representing primarily the Netherlands qualified pension plans and U.K. qualified pension plans. We do not expect to make any contributions to our U.S. Qualified Pension Plan and our U.S. Non-Qualified Defined Benefit Pension Plan in 2020. All of the contributions are expected to be in the form of cash. In 2019 and 2018, we contributed $6.9 million and $18.5 million to all pension plans, respectively.

Estimated future benefit payments - The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2028. Actual benefit payments may differ from expected benefit payments.

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	International
2020	$35.9	$32.8	$0.6
2021	36.3	28.4	0.6
2022	35.7	29.5	0.6
2023	34.1	31.1	0.6
2024	34.6	33.2	0.6
2025-2029	$177.1	$181.5	$2.6

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
Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan, including TechnipFMC plc stock (“FTI Stock Fund”). In March 2019, the FTI Stock Fund was removed from the Non-Qualified Plan. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2019 and 2018, our liability for the Non-Qualified Plan was $26.3 million and $22.8 million, respectively, and was recorded in other liabilities. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. With the exception of TechnipFMC plc stock, which is maintained at its cost basis, changes in the fair value of these investments are recognized as an offset to other income (expense), net. As of December 31, 2019 and 2018, we had investments for the Non-Qualified Plan totaling $26.3 million and $21.4 million at fair market value, respectively. As of December 31, 2019 and 2018, TechnipFMC stock held in trust of nil and $2.4 million at its cost basis, respectively. Refer to Note 25 to these consolidated financial statements for fair value disclosure of the Non-Qualified Plan investments.
We recognized expense of $34.0 million and $31.8 million for matching contributions to these plans in 2019 and 2018, respectively. Additionally, we recognized expense of $13.2 million and $14.3 million for non-elective contributions in 2019 and 2018, respectively.

NOTE 24. DERIVATIVE FINANCIAL INSTRUMENTS
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At December 31, 2019, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,109.3	1,245.8
British pound	114.8	151.5
Norwegian krone	2,682.6	305.4
Brazilian real	798.6	198.1
Singapore dollar	208.1	154.7
Malaysian ringgit	413.6	101.2
Japanese yen	4,376.7	40.3
Australian dollar	51.3	36.0
Indonesian rupiah	240,584.6	17.3
Swedish krona	105.7	11.4
Mexican peso	(300.0)	(15.9)
Honk Kong dollar	(138.0)	(17.7)
Canadian dollar	(89.9)	(69.1)
U.S. dollar	(1,078.8)	(1,078.8)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At December 31, 2019, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	57.6	14.3
Euro	(6.8)	(7.6)
Norwegian krone	(124.7)	(14.2)
U.S. dollar	7.9	7.9

Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. Refer to Note 25 to these consolidated financial statements for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	December 31, 2019		December 31, 2018
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$94.3	$125.0	$83.8	$127.7
Long-term - Derivative financial instruments	34.8	48.0	9.0	35.6
Total derivatives designated as hedging instruments	129.1	173.0	92.8	163.3
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	7.6	16.3	11.9	10.7
Long-term - Derivative financial instruments	0.4	0.4	0.1	0.1
Total derivatives not designated as hedging instruments	8.0	16.7	12.0	10.8
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	4.3	—	9.2	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	4.3	—	9.2
Total derivatives	$141.4	$194.0	$114.0	$183.3

Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $5.8 million and $33.0 million at December 31, 2019 and 2018, respectively. We expect to transfer an approximately $3.6 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2023.
The following tables present the location of gains (losses) on the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
(In millions)	2019	2018	2017
Foreign exchange contracts	$10.3	$(75.4)	$72.1

The following represents the effect of cash flow hedge accounting on the consolidated statements of income for the year ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In millions)	2019				2018				2017
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income (loss)	$(26.6)	$12.0	$—	$(9.1)	$(2.4)	$3.4	$(0.1)	$1.0	$(39.3)	$5.3	$0.8	$(102.2)
Amounts excluded from effectiveness testing	0.6	(7.6)	—	(34.9)	(2.2)	(4.8)	—	(12.3)	9.5	(9.0)	0.1	23.0
Total cash flow hedge gain (loss) recognized in income	(26.0)	4.4	—	(44.0)	(4.6)	(1.4)	(0.1)	(11.3)	(29.8)	(3.7)	0.9	(79.2)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(1.6)	0.2	—	(10.2)	(1.7)	0.2	—	(11.4)	0.9	(0.3)	—	43.0
Total	$(27.6)	$4.6	$—	$(54.2)	$(6.3)	$(1.2)	$(0.1)	$(22.7)	$(28.9)	$(4.0)	$0.9	$(36.2)

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of December 31, 2019 and 2018, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	December 31, 2019			December 31, 2018
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$141.4	$(112.5)	$28.9	$114.0	$(105.9)	$8.1
Derivative liabilities	$194.0	$(112.5)	$81.5	$183.3	$(105.9)	$77.4

NOTE 25. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2019				December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities(a)	$54.8	$54.8	$—	$—	$40.4	$40.4	$—	$—
Money market fund	1.5	—	1.5	—	1.6	—	1.6	—
Stable value fund(b)	2.1	—	—	—	0.5	—	—	—
Held to maturity	71.9	—	71.9	—	20.0	—	20.0	—
Derivative financial instruments
Synthetic bonds - call option premium	4.3	—	4.3	—	9.2	—	9.2	—
Foreign exchange contracts	137.1	—	137.1	—	104.8	—	104.8	—
Assets held for sale	25.8	—	—	25.8	9.6	—	—	9.6
Total assets	$297.5	$54.8	$214.8	$25.8	$186.1	$40.4	$135.6	$9.6
Liabilities
Redeemable financial liability	$268.8	$—	$—	$268.8	$408.5	$—	$—	$408.5
Derivative financial instruments
Synthetic bonds - embedded derivatives	4.3	—	4.3	—	9.2	—	9.2	—
Foreign exchange contracts	189.7	—	189.7	—	174.1	—	174.1	—
Liabilities held for sale	9.3	—	—	9.3	16.2	—	—	16.2
Total liabilities	$472.1	$—	$194.0	$278.1	$608.0	$—	$183.3	$424.7

(a)	Includes fixed income and other investments measured at fair value.

(b)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Equity securities and Available-for-Sale Securities - The fair value measurement of our traded securities and Available-for-Sale-Securities is based on quoted prices that we have the ability to access in public markets.
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
A mandatorily redeemable financial liability of $268.8 million, $408.5 million and $312.0 million was recognized as of December 31, 2019, 2018 and 2017, respectively, to account for the fair value of the non-controlling interests. During the year ended December 31, 2019, 2018 and 2017, we revalued the liability to reflect current expectations about the obligation, which resulted in the recognition of a loss of $423.1 million, $322.3 million and $293.7million, respectively.

A decrease of one percentage point in the discount rate would have increased the liability by $3.4 million as of December 31, 2019. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.
Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and is presented below:

	Year Ended December 31,
(In millions)	2019	2018	2017
Balance at beginning of period	$408.5	$312.0	$174.8
Less: Expenses recognized in net interest expense	(423.1)	(322.3)	(293.7)
Less: Settlements	562.8	225.8	156.5
Balance at end of period	$268.8	$408.5	$312.0

Redeemable noncontrolling interest - In the first quarter of 2018, we acquired a 51% share in Island Offshore. The noncontrolling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement. As of December 31, 2019, the fair value of our redeemable noncontrolling interest was $41.1 million. Refer to Note 2 to these consolidated financial statements for additional disclosure related to the acquisition.
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
Refer to Note 24 to these consolidated financial statements for additional disclosure related to derivative financial instruments.
Nonrecurring Fair Value Measurements
Fair value of long-lived, non-financial assets - Long-lived, non-financial assets are measured at fair value on a non-recurring basis for the purposes of calculating impairment, when the recoverable amount of the assets has been determined to be less than the book value of the assets. During 2019, we recorded certain long-lived asset impairments primarily related to vessels and machinery and equipment in our Subsea segment. Due to the intent to sell our G1201 vessel and subsequently signed Memorandum of Agreement (MOA) with a third party, we reviewed the carrying value of its sister vessel, the G1200, as of September 30, 2019. As a result of this assessment, an impairment charge was recorded on the two vessels to bring their carrying value to a combined fair value of $104.0 million as of September 30, 2019. The fair value measurements of these vessels were based on the transaction price in the MOA, which is a Level 2 observable input as per the fair value hierarchy. For the remaining long-lived assets which we impaired in 2019, we measured their fair value by estimating the amount and timing of net future cash flows, which are Level 3 unobservable inputs, and discounting them using a risk-adjusted rate of interest of 10.8%. As of December 31, 2019, these impaired assets were recorded at their fair value of $238.5 million. Refer to Note 20 for additional disclosure related to these asset impairments.

Other fair value disclosures
Fair value of debt - The fair value of our Synthetic Bonds, Senior Notes and private placement notes are as follows:

	December 31, 2019		December 31, 2018
(In millions)	Carrying Amount (a)	Fair Value (b)	Carrying Amount (a)	Fair Value (b)
Synthetic bonds due 2021	$492.9	$513.1	$490.9	$532.4
3.45% Senior Notes due 2022	500.0	499.2	500.0	489.7
5.00% Notes due 2020	224.6	230.0	229.0	244.0
3.40% Notes due 2022	168.5	180.6	171.8	186.9
3.15% Notes due 2023	146.0	156.8	148.9	161.3
3.15% Notes due 2023	140.4	150.5	143.1	153.3
4.00% Notes due 2027	84.2	96.4	85.9	95.8
4.00% Notes due 2032	112.3	127.8	114.5	120.2
3.75% Notes due 2033	112.3	123.8	114.5	126.1

(a)	Carrying amounts include unamortized debt discounts and premiums and unamortized debt issuance costs of $9.1 million and $11.4 million as of 2019 and 2018, respectively.

(b)	Fair values are based on Level 2 quoted market rates.
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

NOTE 26. QUARTERLY INFORMATION (UNAUDITED)

	2019				2018
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$3,726.8	$3,335.1	$3,434.2	$2,913.0	$3,323.0	$3,143.8	$2,960.9	$3,125.2
Cost of sales	3,067.2	2,726.4	2,745.2	2,411.9	2,767.7	2,558.5	2,422.2	2,524.6
Net income (loss)	(2,430.3)	(115.3)	113.7	19.8	(2,246.5)	134.2	110.1	91.4
Net income (loss) attributable to TechnipFMC plc	$(2,414.0)	$(119.1)	$97.0	$20.9	$(2,259.3)	$136.9	$105.7	$95.1
Basic earnings (loss) per share (1)	$(5.40)	$(0.27)	$0.22	$0.05	$(5.00)	$0.30	$0.23	$0.20
Diluted earnings (loss) per share (1)	$(5.40)	$(0.27)	$0.21	$0.05	$(5.00)	$0.30	$0.23	$0.20

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, and under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019, that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Remediation Activities of Previously Disclosed Material Weaknesses

As of December 31, 2018, our management concluded that we had not maintained effective internal control over financial reporting in the following areas:

(i)	period-end financial reporting

(ii)	accounting for income taxes.

Both material weaknesses were remediated as of December 31, 2019, as noted below.

Period-end Financial Reporting - Remediated as of December 31, 2019

We previously reported that in certain locations, we did not design and maintain effective controls over the period-end financial reporting process. We had ineffective controls over the documentation, authorization, and review of adjustments to and reconciliations of financial information.

These deficiencies did not result in a material misstatement of the financial statements; however, the deficiencies, when aggregated, could have resulted in material misstatements of the consolidated financial statements and disclosures that would not have been prevented or detected. Accordingly, our management determined that these deficiencies, in the aggregate, constituted a material weakness.

Management took the following corrective actions to address this material weakness:

•	Provided additional training and continuous guidance to finance team members on the requirements around control processes;

•	Improved the timeliness and effectiveness of our review and approval procedures; and

•	Improved the control activities and execution thereof related to the review of adjustments to and reconciliations of financial information.

As a result of these remediation activities and based on testing of the new and modified controls for operating effectiveness, our management concluded that we remediated the material weakness related to period-end financial reporting as of December 31, 2019.

Accounting for income taxes - Remediated as of December 31, 2019

We previously reported that we did not design and maintain effective controls over the completeness, accuracy, and presentation of our accounting for income taxes, including the income tax provision and related income tax assets and liabilities.

These deficiencies did not result in a material misstatement of the financial statements; however, the deficiencies, when aggregated, could have resulted in material misstatements of the consolidated financial statements and disclosures that would not have been prevented or detected. Accordingly, our management determined that these deficiencies, in the aggregate, constituted a material weakness.
Management took the following corrective actions to address this material weakness:

•	Reinforced the proper usage of the Company’s global taxation tool, implemented in 2018, by issuing detailed instructions and application descriptions;

•	Provided additional training to finance team members on the appropriate use of the global taxation tool;

•	Improved the timeliness and effectiveness of our review and approval procedures; and

•	Improved the control activities and execution thereof related to our accounting for income taxes.

As a result of these remediation activities and based on testing of the new and modified controls for operating effectiveness, our management concluded that we remediated the material weakness related to accounting for income taxes as of December 31, 2019.
Changes in Internal Control over Financial Reporting

Other than steps taken in connection with the completion of the remediation activities described above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Part I, Item 1 “Executive Officers of the Registrant” of this Annual Report on Form 10-K for information regarding our executive officers. The information set forth under the sections “Corporate Governance,” “Proposals 1(a) - 1(n) - Election of Directors”, and if applicable, “Delinquent Section 16(a) Reports” in our 2020 Proxy Statement is incorporated herein by reference.
We have adopted a Code of Business Conduct, which is applicable to our directors, officers, and employees, including our principal executive officer, financial and accounting officers, and persons performing similar functions. Our Code of Business Conduct may be found on our website at www.technipfmc.com under “About us-Governance” and is available in print to shareholders without charge by submitting a request to 11740 Katy Freeway, Energy Tower 3, Houston, Texas 77079, Attention: Corporate Secretary. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct by posting such information on our website.

Name	Principal Occupation
Douglas J. Pferdehirt	Executive Chairman and Chief Executive Officer of TechnipFMC
Eleazar de Carvalho Filho	Founding Partner of Virtus BR Partners Assessoria Corporativa Ltda. and Founding Partner of Sinfonia Consultoria Financeira e Participações Ltda., financial advisory and consulting firms
Arnaud Caudoux	Deputy Chief Executive Officer of Banque publique d'investissement, a French state-owned investment bank
Pascal Colombani	President of TII Strategies SASU, a consulting and investment company
Marie-Ange Debon	Former Senior Executive Vice President of the Suez Group, a global water and waste company, managing France, Italy, and Central and Eastern Europe operations of the Suez Group
Claire S. Farley	Vice Chairman in the Energy & Infrastructure business of KKR & Co. L.P., a global investment firm
Didier Houssin	Chairman and Chief Executive Officer of IFP Énergies nouvelles, a research and training company in the fields of energy, transport, and the environment
Peter Mellbye	Former Executive Vice President, Development & Production, International, of Statoil ASA, an international oil and gas company
John O’Leary	Chief Executive Officer of Strand Energy, a Dubai-based company specializing in business development in the oil and gas industry
Olivier Piou	Former Chief Executive Officer and Board member of Gemalto N.V., an international digital security company
Kay G. Priestly	Former Chief Executive Officer of Turquoise Hill Resources Ltd., an international mining company
Joseph Rinaldi	Managing Partner of Fennecourt Partners, LLC, an investment management and consulting firm
James M. Ringler	Former non-executive Chairman of the Board of Teradata Corporation, a provider of database software, data warehousing and analytics
John Yearwood
Former Chief Executive Officer, President, and Chief Operating Officer of Smith International, Inc., a supplier of services and manufactured products to oil and gas exploration and production companies

ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation Discussion and Analysis” of our Proxy Statement for the 2020 Annual General Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of Our Management and Holders of More Than 5% of our Outstanding Ordinary Shares” of our Proxy Statement for the 2020 Annual General Meeting of Shareholders.

As of December 31, 2019, our securities authorized for issuance under equity compensation plans were as follows:

(shares in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	4,842.4	$29.68	21,350.2
Equity compensation plans not approved by security holders	—	—	—
Total	4,842.4	$29.68	21,350.2

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Corporate Governance - Director Independence” of our Proxy Statement for the 2020 Annual General Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated herein by reference from the sections entitled “Proposal 5 — Ratification of U.S. Auditor” of our Proxy Statement for the 2020 Annual General Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of TechnipFMC plc and subsidiaries are filed as part of this Annual Report on Form 10-K under Part II, Item 8:
Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
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

3.	Exhibits:
See “Index of Exhibits” filed as part of this Annual Report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Adjustments (b)	Balance at End of Period
Year Ended December 31, 2017
Allowance for doubtful accounts	$85.6	$15.5	$19.8	$(3.5)	$117.4
Valuation allowance for deferred tax assets	$172.7	$258.7	$4.4	$(5.8)	$430.0
Year Ended December 31, 2018
Allowance for doubtful accounts	$117.4	$54.7	$0.3	$(52.8)	$119.6
Valuation allowance for deferred tax assets	$430.0	$213.8	$(21.3)	$60.9	$683.4
Year Ended December 31, 2019
Allowance for doubtful accounts	$119.6	$22.0	$(2.9)	$(43.3)	$95.4
Valuation allowance for deferred tax assets	$683.4	$187.0	$(2.1)	$48.6	$916.9

(a)	“Additions charged to other accounts” includes translation adjustments.

(b)	“Deductions and adjustments” includes write-offs, net of recoveries, increases in allowances offset by increases to deferred tax assets, and reductions in the allowances credited to expense.
See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 16. SUMMARY
None.

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
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

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
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

10.2*	Amended and Restated TechnipFMC plc Incentive Award Plan (incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K filed on March 11, 2019) (File No. 001-37983)
10.3*
Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.4*
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 9, 2019) (File No. 001-37983)

10.5*
Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.6*
Form of Performance Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.7*
Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 9, 2019) (File No. 001-37983)

10.8*
Performance Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan, dated as of August 9, 2017, between TechnipFMC plc and Thierry Pilenko (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-37983)

10.9*
Form of Nonqualified Stock Option Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.10*
Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 9, 2019) (File No. 001-37983)

10.11*
2011 Technip Incentive Reward Plan (Stock Option Plan Rules) June 17, 2011 allocation (incorporated by reference from Exhibit 99.2 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.12*
2012 Technip Incentive and Reward Plan (Stock Option Plan Rules) June 15, 2011 allocation (incorporated by reference from Exhibit 99.3 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.13*
2012 Technip Incentive and Reward Plan (Stock Option Plan Rules) December 14, 2011 allocation (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K filed on April 2, 2018) (File No. 001-37983)

10.14*
2013 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) June 14, 2013 allocation (incorporated by reference from Exhibit 99.4 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.15*
2013 Technip Incentive and Reward Plan (Stock Option Plan Rules) June 14, 2013 allocation (incorporated by reference from Exhibit 99.5 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.16*
2013 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) January 10, 2014 allocation (incorporated by reference from Exhibit 99.6 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.17*
2013 Technip Incentive and Reward Plan (Stock Option Plan Rules) January 10, 2014 allocation (incorporated by reference from Exhibit 99.7 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.18*
2014 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) December 10, 2014 allocation (incorporated by reference from Exhibit 99.8 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.19*
2015 Technip Incentive and Reward Plan (Stock Option Plan Rules) September 7, 2015 allocation (incorporated by reference from Exhibit 99.9 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.20*
2016 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) July 1, 2016 allocation (incorporated by reference from Exhibit 99.10 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.21*
2016 Technip Incentive and Reward Plan (Stock Option Plan Rules) July 1, 2016 allocation (incorporated by reference from Exhibit 99.11 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.22*
2016 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) December 6, 2016 allocation (incorporated by reference from Exhibit 99.12 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.23*	Form of TechnipFMC plc Executive Severance Agreement (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)
10.24*
Service Agreement between TechnipFMC plc and Thierry Pilenko dated January 16, 2017 (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K filed on April 2, 2018) (File No. 001-37983)

10.25*
Letter Agreement between TechnipFMC plc and Thierry Pilenko dated September 20, 2017 (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K filed on April 2, 2018) (File No. 001-37983)

10.26	Form of Executive Director Appointment Letter (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.27	Form of Non-Executive Director Appointment Letter (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.28	Form of Director Deed of Indemnity (Directors) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.29	Form of Deed of Indemnity (Executive Officers) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.30	Form of Director Deed of Indemnity (Executive Directors) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.31
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

10.32
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
* Indicates a management contract or compensatory plan or arrangement.

** Furnished with this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechnipFMC plc (Registrant)

By:	/S/ KRISZTINA DOROGHAZI
Krisztina Doroghazi Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: March 2, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

March 2, 2020	/S/ DOUGLAS J. PFERDEHIRT
Douglas J. Pferdehirt Chairman and Chief Executive Officer (Principal Executive Officer)

March 2, 2020	/S/ MARYANN T. MANNEN
Maryann T. Mannen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 2, 2020	/S/ ELEAZAR DE CARVALHO FILHO
Eleazar de Carvalho Filho, Director

March 2, 2020	/S/ ARNAUD CAUDOUX
Arnaud Caudoux, Director

March 2, 2020	/S/ PASCAL COLOMBANI
Pascal Colombani, Director

March 2, 2020	/S/ MARIE-ANGE DEBON
Marie-Ange Debon, Director

March 2, 2020	/S/ CLAIRE S. FARLEY
Claire S. Farley, Director

March 2, 2020	/S/ DIDIER HOUSSIN
Didier Houssin, Director

March 2, 2020	/S/ PETER MELLBYE
Peter Mellbye, Director

March 2, 2020	/S/ JOHN O’LEARY
John O’Leary, Director

March 2, 2020	/S/ OLIVIER PIOU
Oliver Piou, Director

March 2, 2020	/S/ KAY G. PRIESTLY
Kay G. Priestly, Director

March 2, 2020	/S/ JOSEPH RINALDI
Joseph Rinaldi, Director

March 2, 2020	/S/ JAMES M. RINGLER
James M. Ringler, Director

March 2, 2020	/S/ JOHN YEARWOOD
John Yearwood, Director