Form 10-Q
period 2020-03-31
TechnipFMC plc
filed 2020-05-04
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2020
Ordinary shares, $1.00 par value per share	448,303,413

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of TechnipFMC plc (the “Company,” “we,” “us,” or “our”) contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere of this Quarterly Report on Form 10-Q, as well as the following:

•
risks associated with disease outbreaks and other public health issues, including the coronavirus disease 2019 (“COVID-19”), their impact on the global economy and the business of our company, customers, suppliers and other partners, changes in, and the administration of, treaties, laws, and regulations, including in response to such issues and the potential for such issues to exacerbate other risks we face, including those related to the factors listed or referenced below;

•	risks associated with our ability to consummate our proposed separation and spin-off;

•	unanticipated changes relating to competitive factors in our industry;

•	demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	potential liabilities arising out of the installation or use of our products;

•	cost overruns related to our fixed price contracts or capital asset construction projects that may affect revenues;

•	our ability to timely deliver our backlog and its effect on our future sales, profitability, and our relationships with our customers;

•	our reliance on subcontractors, suppliers and joint venture partners in the performance of our contracts;

•	our ability to hire and retain key personnel;

•	piracy risks for our maritime employees and assets;

•	the potential impacts of seasonal and weather conditions;

•	the cumulative loss of major contracts or alliances;

•
U.S. and international laws and regulations, including existing or future environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	risks associated with The Depository Trust Company and Euroclear for clearance services for shares traded on the NYSE and Euronext Paris, respectively;

•	the United Kingdom’s withdrawal from the European Union;

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

•
such other risk factors as set forth in our filings with the U.S. Securities and Exchange Commission and in our filings with the Autorité des marchés financiers or the U.K. Financial Conduct Authority.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2020	2019
Revenue
Service revenue	$2,307.7	$2,051.1
Product revenue	771.6	799.3
Lease revenue	51.0	62.6
Total revenue	3,130.3	2,913.0

Costs and expenses
Cost of service revenue	1,991.4	1,644.2
Cost of product revenue	672.3	721.7
Cost of lease revenue	38.0	46.0
Selling, general and administrative expense	293.9	297.8
Research and development expense	35.2	39.9
Impairment, restructuring and other expenses (Note 17)	3,208.4	16.5
Separation costs (Note 2)	27.1	—
Merger transaction and integration costs	—	12.1
Total costs and expenses	6,266.3	2,778.2

Other income (expense), net	(28.5)	(26.2)
Income from equity affiliates (Note 11)	28.8	13.9
Income (Loss) before net interest expense and income taxes	(3,135.7)	122.5
Net interest expense	(72.3)	(88.2)
Income (loss) before income taxes	(3,208.0)	34.3
Provision for income taxes (Note 19)	37.7	14.5
Net income (loss)	(3,245.7)	19.8
Net (income) loss attributable to non-controlling interests	(10.4)	1.1
Net income (loss) attributable to TechnipFMC plc	$(3,256.1)	$20.9

Earnings (loss) per share attributable to TechnipFMC plc (Note 7)
Basic	$(7.28)	$0.05
Diluted	$(7.28)	$0.05

Weighted average shares outstanding (Note 7)
Basic	447.5	450.1
Diluted	447.5	453.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net income (loss)	$(3,245.7)	$19.8
Foreign currency translation adjustments(a)	(217.9)	20.9

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	(89.3)	16.0
Reclassification adjustment for net losses included in net income	0.1	(0.3)
Net gains (losses) on hedging instruments(b)	(89.2)	15.7

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(0.7)	0.5
Reclassification adjustment for amortization of prior service cost included in net income	0.3	0.3
Reclassification adjustment for amortization of net actuarial loss included in net income	2.2	—
Net pension and other postretirement benefits(c)	1.8	0.8
Other comprehensive (income) losses, net of tax	(305.3)	37.4
Comprehensive income (loss)	(3,551.0)	57.2
Comprehensive loss attributable to non-controlling interest	0.7	0.4
Comprehensive income (loss) attributable to TechnipFMC plc	$(3,550.3)	$57.6

(a)	Net of income tax (expense) benefit of nil and nil for the three months ended March 31, 2020 and 2019, respectively.

(b)	Net of income tax (expense) benefit of $22.5 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

(c)	Net of income tax (expense) benefit of $(0.6) million and $(0.1) million for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$4,999.4	$5,190.2
Trade receivables, net of allowances of $100.8 in 2020 and $95.4 in 2019	2,208.8	2,287.1
Contract assets	1,402.9	1,520.0
Inventories, net (Note 8)	1,347.5	1,416.0
Derivative financial instruments (Note 20)	353.3	101.9
Income taxes receivable	269.9	264.6
Advances paid to suppliers	279.7	242.9
Other current assets (Note 9)	968.6	863.7
Total current assets	11,830.1	11,886.4
Investments in equity affiliates	321.3	300.4
Property, plant and equipment, net of accumulated depreciation of $2,355.0 in 2020 and $2,288.8 in 2019	2,852.5	3,162.0
Operating lease right-of-use assets	826.4	892.6
Goodwill	2,461.0	5,598.3
Intangible assets, net of accumulated amortization of $779.7 in 2020 and $763.4 in 2019	1,049.5	1,086.6
Deferred income taxes	238.5	260.5
Derivative financial instruments (Note 20)	84.0	39.5
Other assets	264.3	292.5
Total assets	$19,927.6	$23,518.8

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 14)	$586.7	$495.4
Operating lease liabilities	245.0	275.1
Accounts payable, trade	2,551.2	2,659.8
Contract liabilities	4,653.5	4,585.1
Accrued payroll	368.7	411.5
Derivative financial instruments (Note 20)	485.6	141.3
Income taxes payable	120.4	75.7
Other current liabilities (Note 9)	1,403.5	1,494.5
Total current liabilities	10,414.6	10,138.4
Long-term debt, less current portion (Note 14)	3,823.9	3,980.0
Operating lease liabilities	644.9	681.7
Deferred income taxes	57.7	138.2
Accrued pension and other post-retirement benefits, less current portion	347.4	368.6
Derivative financial instruments (Note 20)	98.2	52.7
Other liabilities	416.6	430.0
Total liabilities	15,803.3	15,789.6
Commitments and contingent liabilities (Note 18)
Mezzanine equity
Redeemable non-controlling interest	39.5	41.1
Stockholders’ equity (Note 15)
Ordinary shares, $1.00 par value; 618.3 shares and 618.3 shares authorized in 2020 and 2019, respectively; 448.3 shares and 447.1 shares issued and outstanding in 2020 and 2019, respectively; 0.0 and 4.0 shares canceled in 2020 and 2019, respectively	448.3	447.1
Capital in excess of par value of ordinary shares	10,196.8	10,182.8
(Accumulated deficit) retained earnings	(4,887.0)	(1,563.1)
Accumulated other comprehensive loss	(1,701.7)	(1,407.5)
Total TechnipFMC plc stockholders’ equity	4,056.4	7,659.3
Non-controlling interests	28.4	28.8
Total equity	4,084.8	7,688.1
Total liabilities and equity	$19,927.6	$23,518.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Three Months Ended
	March 31,
	2020	2019
Cash provided (required) by operating activities
Net income (loss)	$(3,245.7)	$19.8
Adjustments to reconcile net income to cash provided (required) by operating activities
Depreciation	89.5	88.9
Amortization	30.9	30.5
Impairments	3,188.0	0.9
Employee benefit plan and share-based compensation costs	18.3	20.9
Deferred income tax provision (benefit), net	(54.3)	(90.8)
Unrealized loss on derivative instruments and foreign exchange	105.6	29.2
Income from equity affiliates, net of dividends received	(25.4)	(9.9)
Other	47.2	72.7
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(50.5)	131.8
Inventories, net	(30.2)	(61.5)
Accounts payable, trade	(4.2)	(148.6)
Contract liabilities	181.5	186.1
Income taxes payable (receivable), net	34.0	20.8
Other current assets and liabilities, net	(375.2)	(126.3)
Other noncurrent assets and liabilities, net	118.4	(43.1)
Cash provided by operating activities	27.9	121.4

Cash provided (required) by investing activities
Capital expenditures	(83.5)	(178.2)
Payment to acquire debt securities	—	(59.7)
Cash received from divestiture	2.5	—
Proceeds from sale of assets	7.5	0.9
Cash required by investing activities	(73.5)	(237.0)

Cash required by financing activities
Net increase in short-term debt	87.0	114.5
Net decrease in commercial paper	(578.5)	(450.4)
Proceeds from revolving credit facility	500.0	—
Proceeds from issuance of long-term debt	—	96.2
Purchase of ordinary shares	—	(33.0)
Payments related to taxes withheld on share-based compensation	(3.2)	—
Settlements of mandatorily redeemable financial liability	(4.2)	(174.9)
Cash provided (required) by financing activities	1.1	(447.6)
Effect of changes in foreign exchange rates on cash and cash equivalents	(146.3)	(11.5)
Decrease in cash and cash equivalents	(190.8)	(574.7)
Cash and cash equivalents, beginning of period	5,190.2	5,540.0
Cash and cash equivalents, end of period	$4,999.4	$4,965.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2020

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	(Accumulated deficit) retained earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2018	$450.5	$(2.4)	$10,197.0	$1,072.2	$(1,359.7)	$31.3	$10,388.9
Adoption of accounting standards	—	—	—	1.8	—	—	1.8
Net income (loss)	—	—	—	20.9	—	(1.1)	19.8
Other comprehensive income	—	—	—	—	36.7	0.7	37.4
Cancellation of ordinary shares	(2.2)	—	(47.9)	—	—	—	(50.1)
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Cash dividends declared ($0.13 per share)	—	—	—	(58.5)	—	—	(58.5)
Share-based compensation (Note 16)	—	—	20.4	—	—	—	20.4
Other	—	—	—	11.5	—	—	11.5
Balance as of March 31, 2019	$448.3	$—	$10,169.5	$1,047.9	$(1,323.0)	$30.9	$10,373.6

Balance as of December 31, 2019	$447.1	$—	$10,182.8	$(1,563.1)	$(1,407.5)	$28.8	$7,688.1
Adoption of accounting standards (Note 4)	—	—	—	(7.8)	—	—	(7.8)
Net income (loss)	—	—	—	(3,256.1)	—	10.4	(3,245.7)
Other comprehensive loss	—	—	—	—	(294.2)	(11.1)	(305.3)
Issuance of ordinary shares	1.2	—	(7.6)	—	—	—	(6.4)
Cash dividends declared ($0.13 per share)	—	—	—	(59.2)	—	—	(59.2)
Share-based compensation (Note 16)	—	—	21.6	—	—	—	21.6
Other	—	—	—	(0.8)	—	0.3	(0.5)
Balance as of March 31, 2020	$448.3	$—	$10,196.8	$(4,887.0)	$(1,701.7)	$28.4	$4,084.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC”, the “Company,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2019.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments as well as adjustments to our financial position pursuant to a business combination, necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2020.
Reclassifications – Certain prior-year amounts have been reclassified to conform to the current year’s presentation.
NOTE 2. PLANNED SEPARATION TRANSACTION
On August 26, 2019, we announced that our Board of Directors had unanimously approved a plan to separate our Onshore/Offshore segment and Loading Systems and process automation businesses into an independent, publicly traded company (“Technip Energies”). In connection with the planned transaction, we renamed our Onshore/Offshore segment to Technip Energies in the first quarter of 2020. Due to the COVID-19 pandemic, the sharp decline in commodity prices, and the heightened volatility in global equity markets, on March 15, 2020, we announced the postponement of the completion of the transaction until the markets sufficiently recover. The transaction will be subject to general market conditions, regulatory approvals, consultation of employee representatives, where applicable, and final approval from our Board of Directors. We have incurred $27.1 million of separation costs associated with the planned transaction for the three months ended March 31, 2020.
NOTE 3. BUSINESS COMBINATION TRANSACTIONS
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
There were no significant acquisitions or other type of business combinations during the three months ended March 31, 2020 and 2019.

NOTE 4. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
Effective January 1, 2020, we adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the disclosure requirement on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. The adoption of this update concerns presentation and disclosure only as it relates to our consolidated financial statements. See Note 21 for our fair value measurements disclosure.
Effective January 1, 2020, we adopted ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” This update requires that the implementation costs incurred in a cloud computing arrangement that is a service contract are deferred if they would be capitalized based on the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this update did not have a material impact on our consolidated financial statements.
Effective January 1, 2020, we adopted ASU No. 2018-18, “Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606.” This update clarifies the interaction between the guidance for certain collaborative arrangements and the Revenue Recognition financial accounting and reporting standard. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The adoption of this update concerns presentation and disclosure only with no material impact to our consolidated results.
Effective January 1, 2020, we adopted ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The update clarifies and improves areas of guidance related to the recently issued standards including (1) ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”, (2) ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”, and (3) ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The adoption of this update concerns presentation and disclosure only with no material impact to our consolidated financial results.
Effective January 1, 2020, we adopted ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.
Adoption of ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The updated guidance applies to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets.
Topic 326 was subsequently amended to provide a practical expedient for transition and targeted improvements to the new credit losses standard (ASU 2018-19). We adopted the new credit losses standard as of January 1, 2020, using a modified retrospective transition method through a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The effect of adopting Topic 326 was a decrease in retained earnings of $7.8 million, which includes a $2.1 million increase in noncurrent deferred tax assets, with a corresponding decrease in trade receivables, loans, and debt notes receivable.

Financial assets at amortized cost include trade receivables, loans issued to third or related parties, and held to maturity debt securities. These financial assets were presented under other current assets or other assets, as applicable. Contract assets are subject to the credit losses standard per revenue recognition standard.
Trade receivables and contracts assets constitute a homogeneous portfolio, and therefore, to measure the expected credit losses, trade receivables and contract assets have been grouped together. The contract assets relate to unbilled work in progress and have substantially the same risk characteristics as the trade receivables for the same types of contracts. We have therefore concluded that the expected loss rates for trade receivables are a reasonable approximation of the loss rates for the contract assets.
The following table summarizes the balances of financial assets and non-financial asset at amortized cost as of January 1, 2020:

(In millions)	As reported at December 31, 2019	Impact of ASC 326	Balance at January 1, 2020
Asset category
Loans and Receivables:
Trade receivables, net	2,287.1	$(3.8)	$2,283.3
Loans receivable, net	138.5	(1.5)	137.0
Security deposits and other, net	36.6	(1.0)	35.6
Held-to-maturity
Debt securities at amortized cost	71.9	(1.1)	70.8
Total financial assets	$2,534.1	$(7.4)	$2,526.7

Non-financial assets
Contract assets, net	$1,520.0	$(2.5)	$1,517.5

We manage our receivable portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivable and security deposits were related to sales of fixed assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements. Trade receivables due within one year or less are not required to be included in this disclosure.
We manage our held-to-maturity debt securities using published credit ratings as a key credit quality indicator as our held-to-maturity debt securities consist of government bonds.
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of March 31, 2020.

(In millions)	Year of origination	Balance at March 31, 2020
Loans receivables, security deposits and other
Moody’s rating Ba2	2019	$169.3

Debt securities at amortized cost
Moody’s rating B3	2019	70.8
Total financial assets		$240.1

Credit Losses
For contract assets, trade receivables, loans receivable, and security deposits and other, we have elected to calculate an expected credit loss based on loss rates from historical data. We develop loss-rate statistics on the basis of the amount written off over the life of the financial assets and contract assets and adjust these historical credit loss trends for forward-looking factors specific to the debtors and the economic environment to determine lifetime expected losses.

For held-to-maturity debt securities at amortized cost we evaluate whether the debt securities are considered to have low credit risk at the reporting date using available, reasonable, and supportable information.

The table below shows the roll-forward of allowance for credit losses for the three months ended March 31, 2020.

	Balance at March 31, 2020
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Beginning balance in allowance for credit losses	$99.2	$4.0	$9.5	$1.6	$1.1
Current period provision for expected credit losses	3.7	1.4	(0.5)	(0.2)	—
Write-offs charged against the allowance	(0.8)	—	—	—	—
Recoveries	(1.3)	—	—	—	—
Ending balance in the allowance for credit losses	$100.8	$5.4	$9.0	$1.4	$1.1

Other than trade receivables due in one year or less, we do not have any financial assets that are past due or are on non-accrual status.
Recently Issued Accounting Standards under GAAP
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The amendments in this ASU are effective for us January 1, 2021. Early adoption is permitted. The amendments in this update are required to be adopted retrospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes to Topic 740—Simplifying the Accounting for Income Taxes”. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This update also improves and simplifies areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This update is effective for us January 1, 2021 and early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, "Investments—Equity Securities (Topic 321)", “Investments—Equity Method and Joint Ventures (Topic 323)”, and “Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815”, and made targeted improvements to address certain aspects of accounting for financial instruments. This update clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider whether underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. The amendment is effective from January 1, 2021 and early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)”. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of this ASU on our consolidated financial statements.

NOTE 5. REVENUE
The majority of our revenue is from long-term contracts associated with designing and manufacturing products and systems and providing services to customers involved in exploration and production of crude oil and natural gas.
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types.
The following tables present products and services revenue by geography for each reportable segment for the three months ended March 31, 2020 and 2019:

	Reportable Segments
	Three Months Ended
	March 31, 2020			March 31, 2019
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Europe, Russia, Central Asia	$423.1	$607.3	$50.3	$399.6	$641.6	$55.8
Americas	436.5	296.7	149.3	377.1	160.4	193.2
Asia Pacific	137.6	283.8	34.3	99.7	301.9	45.0
Africa	214.6	209.8	13.6	145.8	60.4	11.3
Middle East	21.8	150.1	50.5	135.2	170.8	52.6
Total products and services revenue	$1,233.6	$1,547.7	$298.0	$1,157.4	$1,335.1	$357.9
The following tables represent revenue by contract type for each reportable segment for the three months ended March 31, 2020 and 2019:

	Reportable Segments
	Three Months Ended
	March 31, 2020			March 31, 2019
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Services	$717.5	$1,534.1	$56.1	$645.6	$1,335.1	$70.4
Products	516.1	13.6	241.9	511.8	—	287.5
Total products and services revenue	1,233.6	1,547.7	298.0	1,157.4	1,335.1	357.9
Lease	19.5	—	31.5	27.9	—	34.7
Total revenue	$1,253.1	$1,547.7	$329.5	$1,185.3	$1,335.1	$392.6

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the consolidated balance sheets.
Contract Assets - Contract Assets include unbilled amounts typically resulting from sales under long-term contracts when revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Costs and estimated earnings in excess of billings on uncompleted contracts are generally classified as current.
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.

The following table provides information about net contract liabilities as of March 31, 2020 and December 31, 2019:

(In millions)	March 31, 2020	December 31, 2019	$ change	% change
Contract assets	$1,402.9	$1,520.0	$(117.1)	(7.7)
Contract (liabilities)	(4,653.5)	(4,585.1)	(68.4)	(1.5)
Net contract liabilities	$(3,250.6)	$(3,065.1)	$(185.5)	(6.1)

The decrease in our contract assets from December 31, 2019 to March 31, 2020 was primarily due to the timing of milestones.
The increase in our contract liabilities was primarily due to additional cash received, excluding amounts recognized as revenue during the period.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Revenue recognized for the three months ended March 31, 2020 and 2019 that was included in the contract liabilities balance at December 31, 2019 and 2018 was $417.1 million and $867.2 million, respectively.
In addition, net revenue recognized for the three months ended March 31, 2020 and 2019 from our performance obligations satisfied in previous periods had favorable impacts of $57.3 million and $167.7 million, respectively. This primarily relates to the changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of March 31, 2020, the aggregate amount of the transaction price allocated to order backlog was $21,962.1 million. We expect to recognize revenue on approximately 37.4% of the order backlog through 2020 and 62.6% thereafter.
The following table details the order backlog for each business segment as of March 31, 2020:

(In millions)	2020	2021	Thereafter
Subsea	$3,100.0	$2,800.0	$1,873.5
Technip Energies	4,828.3	5,232.0	3,706.3
Surface Technologies	283.8	136.8	1.4
Total order backlog	$8,212.1	$8,168.8	$5,581.2

NOTE 6. BUSINESS SEGMENTS
Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide, which corresponds to the manner in which our Chairman and Chief Executive Officer, as our chief operating decision maker, reviews and evaluates operating performance to make decisions about resources to be allocated to the segment.

We report the results of operations in the following segments:

•
Subsea - designs and manufactures products and systems, performs engineering, procurement and project management, and provides services used by oil and gas companies involved in offshore exploration and production of crude oil and natural gas.

•
Technip Energies - offers extensive experience, knowledge and unique project management capabilities in Onshore and Offshore hydrocarbon infrastructure businesses; it also combines its leading engineering and construction capabilities with its technological know-how, products and services to develop new solutions that will support the world’s energy transition.

•
Surface Technologies - designs and manufactures products and systems and provides services used by oil and gas companies involved in land and shallow water exploration and production of crude oil and natural gas; designs, manufactures, and supplies technologically advanced high-pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services.

Beginning in the first quarter of 2020, in anticipation of our separation transaction, we renamed our Onshore/Offshore segment to Technip Energies, which includes our Loading Systems business that was previously reported in the Surface Technologies segment and our process automation business, Cybernetix, that was previously reported in the Subsea segment. Prior year information has not been restated due to these businesses not being material.

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
Segment revenue and segment operating profit were as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Segment revenue
Subsea	$1,253.1	$1,185.3
Technip Energies	1,547.7	1,335.1
Surface Technologies	329.5	392.6
Total revenue	$3,130.3	$2,913.0

Segment operating profit (loss)
Subsea	$(2,750.7)	$49.9
Technip Energies	151.2	155.7
Surface Technologies	(424.0)	10.5
Total segment operating profit (loss)	$(3,023.5)	$216.1

Corporate items
Corporate expense(a)	$(112.2)	$(93.6)
Net interest expense	(72.3)	(88.2)
Total corporate items	(184.5)	(181.8)
Income (loss) before income taxes(b)	$(3,208.0)	$34.3

(a)
Corporate expense primarily includes corporate staff expenses, legal reserve, stock-based compensation expenses, other employee benefits, certain foreign exchange gains and losses, and merger transaction integration and separation expenses.

(b)	Includes amounts attributable to non-controlling interests.

Segment assets were as follows:

(In millions)	March 31, 2020	December 31, 2019
Segment assets
Subsea	$7,510.5	$10,824.2
Technip Energies	4,747.7	4,448.8
Surface Technologies	1,739.6	2,246.4
Intercompany eliminations	(26.4)	(33.9)
Total segment assets	13,971.4	17,485.5
Corporate (a)	5,956.2	6,033.3
Total assets	$19,927.6	$23,518.8

(a)
Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

NOTE 7. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2020	2019
Net income (loss) attributable to TechnipFMC plc	$(3,256.1)	$20.9

Weighted average number of shares outstanding	447.5	450.1
Dilutive effect of restricted stock units	—	1.0
Dilutive effect of performance shares	—	2.2
Total shares and dilutive securities	447.5	453.3

Basic earnings (loss) per share attributable to TechnipFMC plc	$(7.28)	$0.05
Diluted earnings (loss) per share attributable to TechnipFMC plc	$(7.28)	$0.05
As of March 31, 2020, the net result was a loss. Certain restricted stock units and performance shares had an anti-dilutive effect; as a consequence, potential shares linked to those instruments were not taken into account in the diluted weighted average number of shares or in the calculation of diluted earnings (loss) per share.
NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Raw materials	$301.4	$347.5
Work in process	304.9	290.2
Finished goods	741.2	778.3
Inventories, net	$1,347.5	$1,416.0

NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Value-added tax receivables	438.0	395.2
Sundry receivables	112.0	69.6
Prepaid expenses	110.1	66.8
Other taxes receivables	89.7	100.7
Held-to-maturity investments	49.7	49.7
Current financial assets at amortized cost	41.1	42.0
Asset held for sale	11.2	25.8
Other	116.8	113.9
Total other current assets	$968.6	$863.7

Other current liabilities consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Value added tax and other taxes payable	257.7	240.4
Warranty accruals and project contingencies	219.6	310.1
Legal provisions	173.1	183.6
Redeemable financial liability	131.4	129.1
Social security liability	121.5	116.5
Provision	43.1	53.2
Compensation accrual	21.6	89.6
Current portion of accrued pension and other post-retirement benefits	19.8	14.9
Liabilities held for sale	9.3	9.3
Other accrued liabilities	406.4	347.8
Total other current liabilities	$1,403.5	$1,494.5

NOTE 10. WARRANTY OBLIGATIONS
A reconciliation of warranty obligations for the three months ended March 31, 2020 and 2019 is as following:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Balance at beginning of period	$193.5	$234.4
Warranty expenses	10.6	7.2
Adjustment to existing accruals	(52.4)	(56.1)
Claims paid	(3.1)	(4.0)
Balance at end of period	$148.6	$181.5

NOTE 11. EQUITY METHOD INVESTMENTS
Our income from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Subsea	$21.1	$15.1
Technip Energies	7.7	(1.2)
Income from equity affiliates	$28.8	$13.9

NOTE 12. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses, which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Trade receivables consisted of receivables due from the following related parties:

(In millions)	March 31, 2020	December 31, 2019
TP JGC Coral France SNC	$45.8	$40.1
TTSJV W.L.L.	23.0	22.4
Others	12.6	14.3
Total trade receivables	$81.4	$76.8

TP JGC Coral France SNC and TTSJV W.L.L. are equity method affiliates.
Trade payables consisted of payables due to the following related parties:

(In millions)	March 31, 2020	December 31, 2019
Chiyoda	$26.5	$24.8
JGC Corporation	15.1	15.1
IFP Energies nouvelles	1.2	2.4
Dofcon Navegacao	0.2	2.1
Others	2.7	6.7
Total trade payables	$45.7	$51.1

Chiyoda and JGC Corporation are joint venture partners on our Yamal project. A member of our Board of Directors is an executive officer of IFP Energies nouvelles. Dofcon Navegacao is an equity method affiliate.
Additionally, we have a note receivables balance of $40.2 million and $65.2 million at March 31, 2020 and December 31, 2019, respectively. The note receivables balance includes $37.5 million and $62.5 million with Dofcon Brasil AS as of March 31, 2020 and December 31, 2019, respectively. Dofcon Brasil AS is a variable interest entity (“VIE”) and accounted for as an equity method affiliate. These are included in other assets on our consolidated balance sheets.

Revenue consisted of amounts from the following related parties:

	Three Months Ended
	March 31,
(In millions)	2020	2019
TTSJV W.L.L.	$15.6	$52.8
TP JGC Coral France SNC	12.6	26.7
Anadarko Petroleum Company	—	44.5
TOP CV	—	1.3
Others	8.7	14.2
Total revenue	$36.9	$139.5
A member of our Board of Directors (the “Director”) served on the Board of Directors of Anadarko Petroleum Company (“Anadarko”) until August 2019. In August 2019, Anadarko was acquired by Occidental Petroleum Corporation (“Occidental”). As a result, the Director no longer serves as a member of the Board of Directors of Anadarko. The Director is not an officer or director of Occidental.
TOP CV was previously an equity method affiliate that became a fully consolidated subsidiary on December 30, 2019. Refer to Note 3 for more information related to this transaction.
Expenses consisted of amount to the following related parties:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Dofcon Navegacao	$8.0	$—
Chiyoda	3.5	14.2
IFP Energies nouvelles	1.1	1.0
Magma Global Limited	0.7	1.9
Arkema S.A.	0.4	—
JGC Corporation	0.2	14.3
Serimax Holdings SAS	0.2	17.5
Others	6.4	3.8
Total expenses	$20.5	$52.7

Magma Global Limited and Serimax Holdings SAS are equity method affiliates. A member of our Board of Directors serves on the Board of Directors for Arkema S.A.
NOTE 13. GOODWILL AND INTANGIBLE ASSETS
During the first quarter of 2020, triggering events were identified which led to performing interim goodwill impairment testing in our reporting units as of March 31, 2020. These events included the COVID-19 pandemic breakout, commodity price declines, and a significant decrease in our market capitalization as well as those of our peers and customers.
The fair value for our reporting units was valued using a market approach. An appropriate control premium was considered for each of the reporting units and applied to the output of the market approach.
The impairment assessment resulted in a conclusion that goodwill in the Subsea and Surface Technologies segments was impaired by $2,747.5 million and $335.9 million, respectively. The impairment assessment also concluded the fair value of the Technip Energies reporting unit was in excess of its carrying amount.

The following table summarizes the movements of the carrying values of the goodwill of our reporting segments for the three months ended March 31, 2020:

(In millions)	Subsea	Technip Energies	Surface	Total
December 31, 2019	2,814.1	2,423.6	$360.6	5,598.3
Transfers (a)	(21.2)	46.1	(24.9)	—
Impairments	(2,747.5)	—	(335.9)	(3,083.4)
Translation	(45.4)	(8.7)	0.2	(53.9)
March 31, 2020	$—	$2,461.0	$—	$2,461.0

(a)
Beginning in the first quarter of 2020, Technip Energies includes our Loading Systems business that was previously reported in the Surface Technologies segment and our process automation business, Cybernetix, that was previously reported in the Subsea segment. Refer to Note 6 for more information.

NOTE 14. DEBT
Long-term debt consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Revolving credit facility	$500.0	$—
Bilateral credit facilities	—	—
Commercial paper	1,374.1	1,967.0
Synthetic bonds due 2021	483.5	492.9
3.45% Senior Notes due 2022	500.0	500.0
5.00% 2010 Private placement notes due 2020	218.9	224.6
3.40% 2012 Private placement notes due 2022	164.3	168.5
3.15% 2013 Private placement notes due 2023	141.9	146.0
3.15% 2013 Private placement notes due 2023	136.9	140.4
4.00% 2012 Private placement notes due 2027	82.2	84.2
4.00% 2012 Private placement notes due 2032	109.5	112.3
3.75% 2013 Private placement notes due 2033	109.5	112.3
Bank borrowings	555.6	513.3
Other	41.7	23.0
Unamortized issuing fees	(7.5)	(9.1)
Total debt	4,410.6	4,475.4
Less: current borrowings	586.7	495.4
Long-term debt	$3,823.9	$3,980.0

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
The facility agreement provides for the establishment of a multicurrency, revolving credit facility, which includes a $1.5 billion letter of credit subfacility. Subject to certain conditions, the Borrowers may request the aggregate commitments under the facility agreement be increased by an additional $500.0 million. On November 26, 2018, we entered into an agreement which extends the expiration date to January 2023.

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
Depending on our credit rating, the applicable margin for revolving loans varies (i) in the case of Adjusted LIBOR and EURIBOR loans, from 0.820% to 1.300% and (ii) in the case of base rate loans, from 0.000% to 0.300%. The “base rate” is the highest of (a) the prime rate announced by JPMorgan, (b) the greater of the Federal Funds Rate and the Overnight Bank Funding Rate plus 0.50% or (c) one-month Adjusted LIBOR plus 1.00%.
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
As of March 31, 2020, we were in compliance with all restrictive covenants under our revolving credit facility.
Bilateral credit facilities - We have access to a €100.0 million bilateral credit facility expiring in May 2021.
The bilateral credit facility contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type.
Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our revolving facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the consolidated balance sheets as of March 31, 2020 and December 31, 2019. Commercial paper borrowings are issued at market interest rates. As of March 31, 2020, our commercial paper borrowings had a weighted average interest rate of 2.57% on the U.S. dollar denominated borrowings and (0.27)% on the Euro denominated borrowings.
Synthetic bonds - As we have both the ability and intent to refinance this obligation on a long-term basis, our synthetic bonds due January 2021 are classified as long-term debt in the consolidated balance sheets as of March 31, 2020.
Bank borrowings - In December 2016, we entered into a £160.0 million term loan agreement to finance the Deep Explorer, a diving support vessel (“DSV”), maturing December 2028. Under the loan agreement, interest accrues at an annual rate of 2.813%. This loan agreement contains usual and customary covenants and events of default for loans of this type.
On December 30, 2019, we completed the acquisition of the remaining 50% interest in TOP CV. In connection with the acquisition, we assumed liabilities that included a $203.1 million term loan of which $16.0 million is due June 30, 2020 with the remaining balance due September 30, 2020. Immediately following the acquisition, we paid $13.1 million towards the outstanding balance. The debt is fully collateralized against our two vessels, Coral do Atlantico and Deep Star.
In January 2019, we executed a sale-leaseback transaction to finance the purchase of a deepwater DSV, Deep Discoverer (the “Vessel”) for the full transaction price of $116.8 million. The sale-leaseback agreement (“Charter”) was entered into with a French joint-stock company owned by Credit Industrial et Commercial (“CIC”) which was formed for the sole purpose to purchase and act as the lessor of the Vessel. It is a VIE, which is fully consolidated in our condensed consolidated financial statements. The transaction was funded through debt of $96.2 million which is primarily long-term, expiring on January 8, 2031.
Foreign committed credit - We have committed credit lines at many of our international subsidiaries for immaterial amounts. We utilize these facilities for asset financing and to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market.

NOTE 15. STOCKHOLDERS’ EQUITY
There were no cash dividends paid during the three months ended March 31, 2020 and 2019. Dividends declared on February 25, 2020 were subsequently paid on April 8, 2020. Dividends declared on February 19, 2019 were subsequently paid on April 3, 2019.
As an English public limited company, we are required under U.K. law to have available “distributable reserves” to conduct share repurchases or pay dividends to shareholders. Distributable reserves are a statutory requirement and are not linked to a GAAP reported amount (e.g., retained earnings). The declaration and payment of dividends require the authorization of our Board of Directors, provided that such dividends on issued share capital may be paid only out of our “distributable reserves” on our statutory balance sheet. Therefore, we are not permitted to pay dividends out of share capital, which includes share premium. On November 27, 2019, we redeemed 50,000 redeemable shares of £1 each and cancelled one deferred ordinary share of £1 in the capital of the Company.
In April 2017, the Board of Directors authorized the repurchase of $500.0 million in ordinary shares under our share repurchase program. We implemented our share repurchase plan in September 2017. The Board of Directors authorized an extension of this program, adding $300.0 million in December 2018 for a total of $800.0 million in ordinary shares. There were no ordinary shares repurchased during the three months ended March 31, 2020 under our authorized share repurchase program. The $500.0 million part of the program was completed on December 20, 2018. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss attributable to non-controlling interest
December 31, 2019	$(1,230.1)	$(5.8)	$(171.6)	$(1,407.5)	$(4.7)
Other comprehensive income (loss) before reclassifications, net of tax	(206.8)	(89.3)	(0.7)	(296.8)	(11.1)
Reclassification adjustment for net losses (gains) included in net income (loss), net of tax	—	0.1	2.5	2.6	—
Other comprehensive income (loss), net of tax	(206.8)	(89.2)	1.8	(294.2)	(11.1)
March 31, 2020	$(1,436.9)	$(95.0)	$(169.8)	$(1,701.7)	$(15.8)
Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(11.1)	$0.7	Revenue
	9.8	2.6	Cost of sales
	—	0.1	Selling, general and administrative expense
	1.0	(2.4)	Other income (expense), net
	(0.3)	1.0	Income (loss) before income taxes
	(0.2)	0.7	Provision for income taxes (Note 19)
	$(0.1)	$0.3	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	(0.3)	(0.4)	(a)
Amortization of net actuarial loss	(2.8)	—	(a)
	(3.1)	(0.4)	Income (loss) before income taxes
	(0.6)	(0.1)	Provision for income taxes (Note 19)
	$(2.5)	$(0.3)	Net income (loss)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
NOTE 16. SHARE-BASED COMPENSATION
Under the Amended and Restated TechnipFMC plc Incentive Award Plan (the “Plan”), we may grant certain incentives and awards to our officers, employees, non-employee directors, and consultants of the Company and its subsidiaries. Awards may include share options, share appreciation rights, performance stock units, restricted stock units, restricted shares or other awards authorized under the Plan. Under the Plan, 24.1 million ordinary shares were authorized for awards.
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for non-vested share options and time-based and performance-based restricted stock units was $21.6 million and $20.4 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 17. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Subsea	$2,773.6	$2.3
Technip Energies	6.8	3.8
Surface Technologies	424.4	1.5
Corporate and other	3.6	8.9
Total impairment, restructuring and other expenses	$3,208.4	$16.5

During the first quarter of 2020, triggering events were identified which led to impairments of certain long-lived assets, including goodwill.
During the three months ended March 31, 2020, impairment charges of $3,188.0 million were recorded. These charges included goodwill impairment charges of $2,747.5 million and $335.9 million in our Subsea and Surface Technologies segments, respectively. Refer to Note 13 for more information on the methods used in goodwill impairment testing.
For other long-lived assets, a conclusion was made that the market uncertainty was a triggering event for certain asset groups that serve short-cycle businesses in our Subsea and Surface Technologies segments. When assessing these asset groups for recoverability, this required the use of unobservable inputs that require significant judgment. Such judgments include expected future asset utilization while taking into account reduced future capital spending by certain customers in response to market conditions. As a result of this assessment, impairment charges of $29.0 million for Subsea, consisting mostly of installation and service equipment, and $75.6 million for Surface Technologies, consisting of North America-based fracturing and wellhead assets were recorded.
During the three months ended March 31, 2020 restructuring and other expenses of $20.4 million primarily consisted of severance and other employee related costs and COVID-19 related expenses across all segments.
Prolonged uncertainty in energy markets could lead to further future reductions in capital spending from our customer base. In turn, this may lead to changes in our strategy. Such conditions may result in further restructuring and/or impairment charges in future periods.

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES
Contingent liabilities associated with guarantees - In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds, and other guarantees with financial institutions for the benefit of our customers, vendors, and other parties. The majority of these financial instruments expire within five years. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Guarantees consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Financial guarantees (a)	$930.0	$945.5
Performance guarantees (b)	4,969.2	4,916.0
Maximum potential undiscounted payments	$5,899.2	$5,861.5

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

Management believes the ultimate resolution of our known contingencies will not materially adverse affect our consolidated financial position, results of operations, or cash flows.
Contingent liabilities associated with legal and tax matters - We are involved in various pending or potential legal and tax actions or disputes in the ordinary course of our business. These actions and disputes can involve our agents, suppliers, clients, and venture partners and can include claims related to payment of fees, service quality, and ownership arrangements including certain put or call options. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at March 31, 2020 and December 31, 2019, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.
NOTE 19. INCOME TAXES
Our provision for income taxes for the three months ended March 31, 2020 and 2019 reflected effective tax rates of (1.2)% and 42.2%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the impact of nondeductible goodwill impairments and a favorable change in actual country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At March 31, 2020, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	618.1	677.0
Brazilian real	1,396.2	268.6
Norwegian krone	2,572.8	245.1
British pound	120.2	148.4
Singapore dollar	153.1	107.4
Malaysian ringgit	323.8	75.0
Japanese yen	2,158.2	19.9
Hong Kong dollar	(94.5)	(12.2)
Mexican peso	(310.0)	(12.9)
Canadian dollar	(87.2)	(61.2)
U.S. dollar	(1,820.5)	(1,820.5)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2020, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	59.6	11.5
Euro	(7.1)	(7.7)
Norwegian krone	(109.9)	(10.5)
U.S. dollar	6.1	6.1

Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. Refer to Note 21 to these consolidated financial statements for more information related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	March 31, 2020		December 31, 2019
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$342.8	$465.8	$94.3	$125.0
Long-term - Derivative financial instruments	82.7	97.7	34.8	48.0
Total derivatives designated as hedging instruments	425.5	563.5	129.1	173.0
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	10.5	19.8	7.6	16.3
Long-term - Derivative financial instruments	1.0	0.2	0.4	0.4
Total derivatives not designated as hedging instruments	11.5	20.0	8.0	16.7
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	0.3	—	4.3	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	0.3	—	4.3
Total derivatives	$437.3	$583.8	$141.4	$194.0

Cash flow hedges of forecasted transactions qualifying for hedge accounting, net of tax, resulted in accumulated other comprehensive losses of $95.0 million and $5.8 million at March 31, 2020 and December 31, 2019, respectively. We expect to transfer an approximate $63.7 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2023.
The following tables present the location of gains (losses) on the consolidated statements of income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended
	March 31,
(In millions)	2020	2019
Foreign exchange contracts	$(112.0)	$16.6

The following represents the effect of cash flow hedge accounting on the consolidated statements of income for the three months ended March 31, 2020 and 2019:

(In millions)	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income	$(11.1)	$9.8	$—	$1.0	$0.7	$2.6	$0.1	$(2.4)
Amounts excluded from effectiveness testing	1.2	(2.2)	—	(11.6)	(0.3)	(4.1)	—	(9.6)
Total cash flow hedge gain (loss) recognized in income	(9.9)	7.6	—	(10.6)	0.4	(1.5)	0.1	(12.0)
Total hedge gain (loss) recognized in income	$(9.9)	$7.6	$—	$(10.6)	$0.4	$(1.5)	$0.1	$(12.0)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.1)	0.6	—	(8.7)	(1.0)	—	—	(3.3)
Total	$(10.0)	$8.2	$—	$(19.3)	$(0.6)	$(1.5)	$0.1	$(15.3)

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2020 and December 31, 2019, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2020			December 31, 2019
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$437.3	$(349.2)	$88.1	$141.4	$(112.5)	$28.9
Derivative liabilities	$583.8	$(349.2)	$234.6	$194.0	$(112.5)	$81.5

NOTE 21. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2020				December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities(a)	$35.9	$35.9	$—	$—	$54.8	$54.8	$—	$—
Money market fund	1.7	—	1.7	—	1.5	—	1.5	—
Stable value fund(b)	1.8	—	—	—	2.1	—	—	—
Held-to-maturity debt securities	71.9	—	71.9	—	71.9	—	71.9	—
Derivative financial instruments
Synthetic bonds - call option premium	0.3	—	0.3	—	4.3	—	4.3	—
Foreign exchange contracts	437.0	—	437.0	—	137.1	—	137.1	—
Assets held for sale	11.2	—	—	11.2	25.8	—	—	25.8
Total assets	$559.8	$35.9	$510.9	$11.2	$297.5	$54.8	$214.8	$25.8
Liabilities
Redeemable financial liability	$300.1	$—	$—	$300.1	$268.8	$—	$—	$268.8
Derivative financial instruments
Synthetic bonds - embedded derivatives	0.3	—	0.3	—	4.3	—	4.3	—
Foreign exchange contracts	583.5	—	583.5	—	189.7	—	189.7	—
Liabilities held for sale	9.3	—	—	9.3	9.3	—	—	9.3
Total liabilities	$893.2	$—	$583.8	$309.4	$472.1	$—	$194.0	$278.1

(a)	Includes fixed income and other investments measured at fair value.

(b)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
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

Mandatorily redeemable financial liability - In the fourth quarter of 2016, we obtained voting control interests in legal Technip Energies contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. As part of this transaction, we recognized the fair value of the mandatorily redeemable financial liability using a discounted cash flow model. The key assumptions used in applying the income approach are the selected discount rates and the expected dividends to be distributed in the future to the non-controlling interest holders. Expected dividends to be distributed are based on the non-controlling interests’ share of the expected profitability of the underlying contract, a 16.8% discount rate and the overall timing of completion of the project.
A mandatorily redeemable financial liability of $300.1 million was recognized as of March 31, 2020 to account for the fair value of the non-controlling interests. See Note 9 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to the short-term portion of the mandatorily redeemable financial liability.
A decrease of one percentage point in the discount rate would have increased the liability by $2.7 million as of March 31, 2020. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.
Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and is presented below:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Balance at beginning of period	$268.8	$408.5
Less: Gains (losses) recognized in net interest expense	(35.5)	(84.7)
Less: Settlements	4.2	174.9
Balance at end of period	$300.1	$318.3

Redeemable non-controlling interest - In the first quarter of 2018, we acquired a 51% share in Island Offshore Subsea AS that was subsequently renamed to TIOS AS. The non-controlling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement. As of March 31, 2020 and December 31, 2019, the fair value of our redeemable non-controlling interest was $39.5 million and $41.1 million, respectively.
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
See Note 20 to our condensed consolidated financial statements of this Quarterly Report for additional disclosure related to derivative financial instruments.

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
During the first quarter of 2020 we recorded impairments to installation and service equipment assets in our Subsea segment and North America-based fracturing and wellhead assets in our Surface Technologies segments. As of March 31, 2020, these impaired assets were recorded at their fair value of $269.6 million. We measured their fair value by estimating the amount and timing of net future cash flows, which are Level 3 unobservable inputs, and discounting them using a risk-adjusted rate of interest of 10.8%.
Other fair value disclosures
Fair value of debt - The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of March 31, 2020 was $1,946.7 million and $1,893.8 million, respectively. The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of December 31, 2019 were $1,981.2 million and $2,078.2 million, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook - The price of crude oil dropped significantly during the first quarter of 2020 as a result of excess market supply. Continued strength in supply from OPEC+ countries came at a time of significant demand destruction related to the outbreak of the COVID-19 pandemic. The short-term outlook for a price recovery is largely dependent on COVID-19 developments and the resumption of normal business activities. Global oil and gas producers will also need to reduce output to balance the oversupplied market. Long-term demand is still forecast to rise, and we believe this outlook will ultimately provide our customers with the confidence to increase investments in new sources of oil and natural gas production. We continue to believe that offshore and deepwater developments will remain a significant part of our customers’ portfolios in the long-term. TechnipFMC’s strong positioning in transition fuels, such as natural gas, will also allow us to play a key role in the energy transition markets.

COVID-19 - During the first quarter, we experienced operational impacts as a result of COVID-19. These impacts included supply chain disruptions; productivity declines; and logistics constraints. There has been a resumption of activity from some suppliers, and we expect that other supply chain impacts will subside as regional restrictions are removed. We believe, given the long-cycle nature of our projects, that we will be able to mitigate a majority of the impacts related to supply chain disruption.
Even though many of our offices remained open, we experienced productivity declines as a result of the pandemic. The energy sector was deemed to be an essential business in most countries, which provided us the flexibility to keep offices and manufacturing centers open. We allowed all non-essential personnel to work from home but in some cases we experienced reduced productivity as employees transitioned to the new work environment. We also experienced productivity declines in our manufacturing facilities as employee groups were isolated where there was an event of COVID-19 exposure.

We also experienced logistics impacts related to the movement of personnel and equipment due to new COVID-19 regulations. Specifically, these impacts included delays in crew changes on vessels due to quarantine periods and limitations on travel to and from points of embarkation.

In addition to these operational impacts, we incurred incremental, direct costs related to voluntary measures implemented to ensure the safety of employees, contractors, suppliers, and clients. We activated a COVID-19 Incident Management Team in order to administer a consistent response throughout our global operations and provide coordinated support to localized events. Specific actions taken by the team included the following:

–	Established a thorough Business Continuity Planning process, which included the work from home initiative, when practical, to support continuity of operations;

–
Adopted enhanced sanitation practices across all offices and facilities, implemented personal hygiene protocols and measures to restrict non-essential business travel, and restricted non-essential visitors from visiting our offices and facilities;

–
Provided personal protective equipment and performed proactive health screening and testing of offshore personnel and required employees to self-quarantine when they may have been exposed to, or shown any symptoms of COVID-19;

–	Collaborated more closely with clients to mitigate COVID-19 impacts in order to advance projects and meet customer requirements, albeit at reduced productivity in some instances; and

–	Engaged with critical vendors regarding their own pandemic preparedness plans to minimize the impact to our business operations.

Senior management is continuously monitoring the situation and providing frequent communications to both employees and external clients and partners. Regulatory directives and COVID-19 case management continued to result in the periodic full or partial operational disruption of some of our facilities, vessels, and suppliers beyond the first quarter, and we expect some level of disruption to continue in the second quarter.
More specific impacts of COVID-19 and the commodity price decline as well as the outlook for the business segments are provided below.

Subsea - The impact of the low crude oil price environment has led many of our customers to significantly reduce their capital spending plans. TechnipFMC continues to engage with its customers and alliance partners as they work to update their business plans. We did not receive any cancellations for projects in backlog during the period.

We believe that deepwater will become an even more prevalent piece of the energy mix as project economics remain attractive, particularly for brownfield developments. Sanctioning on a number of greenfield projects is likely to shift from the current year, impacting our previous projection for 2020 orders. We continue to evaluate nearly $15 billion of large project opportunities, of which approximately 50% are still likely to move forward over the next 24 months. All other projects remain active but potentially extend beyond this timeframe. Over the next 12 months, we believe as much as 20% of the $15 billion of project opportunities are likely to reach Final Investment Decision, and TechnipFMC is well-positioned for many of these opportunities.

Beyond project activity, we generate additional revenue from subsea services activity where we benefit from the industry’s largest installed base of subsea equipment in operation today. We anticipate resiliency in services activity as a result of the expected shift by some clients from greenfield developments to brownfield intervention.

We continue to work closely with our customers through early engagement in iFEED™ and the use of iEPCI™ to allow more project Final Investment Decisions through the cycle. iEPCI™ can support our clients’ initiatives to improve subsea project economics by helping to reduce cost and accelerate time to first oil. TechnipFMC’s integrated commercial model now accounts for a significant portion of its orders and revenue and will serve as our standard approach to new business going forward.

As the subsea industry continues to evolve, we are taking additional actions to further streamline our organization, achieve standardization, and reduce cycle times. Continued rationalization of our global footprint will also further leverage the benefits of the integrated offering. We aim to continuously align our operations with activity levels, while preserving our core capacity in order to deliver current projects in backlog and future order activity.

Technip Energies - Given the long cycle nature of the business, the resilience and maturity of the projects in backlog and our diversified global footprint, we have been able to mitigate a significant portion of COVID-19 operational impacts. The near-term effects relate more to operational efficiencies and timing issues and not the stoppage of projects.
Onshore market activity continues to provide a tangible set of opportunities, albeit at lower levels than previously forecast. We expect natural gas and renewables to take a larger share of global energy demand as evidenced by the record level of new LNG capacity sanctioned in 2019. Although the near-term outlook for project sanctioning has changed due to COVID-19 and the challenging macroeconomic backdrop, the long-term fundamentals for natural gas - and LNG in particular - remain strong given its critical role as a transition fuel.

As an industry leader, TechnipFMC is well positioned for growth in new liquefaction and regasification capacity as well as opportunities in biofuels, green chemistry, and other energy alternatives. Our active engagement in several LNG FEED studies across multiple geographies provides a platform for early engagement with clients and can significantly de-risk project execution while also supporting our pursuit of EPC contracts. We anticipate one of these project opportunities to be sanctioned in the current year. Additionally, we continue to selectively pursue refining, petrochemical, fertilizer and renewables project opportunities in the Middle East, Africa, Asia and North America as these sectors typically prove to be more resilient through a downturn.

Offshore market activity is expected to weaken in the near-term as sanctioning on a number of greenfield projects is likely to shift from the current year. Recent discoveries of offshore fields with reserves in regions such as Australia and East Africa are expected to benefit future activity; however, the timing of increased investment in these regions could be deferred. In the long-term, new upstream investment will also be required as gas becomes a bigger portion of the global energy mix.

Surface Technologies - North American activity continued to decline sequentially in the first quarter of 2020 in both drilling and completions related activity, negatively impacting volume and pricing. As a result of the significant reductions to operator’s capital spending, market expectations now suggest the U.S. rig count for the second quarter could be down approximately 50% versus the end of 2019 and decline further over the remainder of the year. We are taking aggressive actions in response to these market conditions to reduce working capital investment and structural costs, and this will result in reductions to both workforce and facility capacity.
Activity outside North America slowed in the first quarter of 2020 primarily due to COVID-19 related disruptions. However, we still expect activity in international markets to be more resilient than North America. TechnipFMC believes that we will benefit from our high level of vertical integration outside of North America which provides us with more control over manufacturing and product deliveries and less dependency on external supply chains. We anticipate that our business mix outside of North America will account for as much as 60% of total segment revenue in 2020.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three Months Ended
	March 31,		Change
(In millions, except %)	2020	2019	$	%
Revenue	$3,130.3	$2,913.0	217.3	7.5

Costs and expenses
Cost of sales	2,701.7	2,411.9	289.8	12.0
Selling, general and administrative expense	293.9	297.8	(3.9)	(1.3)
Research and development expense	35.2	39.9	(4.7)	(11.8)
Impairment, restructuring and other expenses (Note 17)	3,208.4	16.5	3,191.9	19,344.8
Separation costs (Note 2)	27.1	—	27.1	n/a
Merger transaction and integration costs	—	12.1	(12.1)	n/a
Total costs and expenses	6,266.3	2,778.2	3,488.1	125.6

Other income (expense), net	(28.5)	(26.2)	(2.3)	(8.8)
Income from equity affiliates (Note 11)	28.8	13.9	14.9	107.2
Net interest expense	(72.3)	(88.2)	15.9	18.0
Income (loss) before income taxes	(3,208.0)	34.3	(3,242.3)	(9,452.8)
Provision for income taxes (Note 19)	37.7	14.5	23.2	160.0
Net income (loss)	(3,245.7)	19.8	(3,265.5)	(16,492.4)
Net (income) loss attributable to non-controlling interests	(10.4)	1.1	(11.5)	(1,045.5)
Net income (loss) attributable to TechnipFMC plc	$(3,256.1)	$20.9	(3,277.0)	(15,679.4)
Revenue
Revenue increased $217.3 million in the first three months of 2020 compared to the prior-year period, primarily as a result of increased project activity. Subsea revenue increased year-over-year due to higher project-related activity, including increased revenue from integrated project execution (iEPCI™) in the United States and Norway, partially offset by foreign exchange translation due to the strengthening U.S. dollar and COVID-19 related disruptions. Increased revenue in Technip Energies was primarily driven by higher activity in Europe, and North America and in our Process Technology business. The continued ramp up of Arctic LNG 2 and increased activity on downstream projects more than offset the decline in revenue from Yamal LNG which continues to progress through the warranty phase. Technip Energies revenue was also negatively impacted by COVID-19 related disruptions. Surface Technologies revenue decreased versus the prior-year period, primarily as a result of the sharp decline in North America activity, the reallocation of the Loading Systems business to Technip Energies, and the impact of COVID-19 related disruptions.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales decreased to 13.7% in the first three months of 2020, compared to 17.2% in the prior-year period. Subsea gross profit decreased due to a lower priced backlog as well as impacts from supply chain delays, including disruption from the COVID-19 pandemic. Gross profit declined in Technip Energies due in large part to a reduced contribution from Yamal LNG as the project has reached physical completion last year and is progressing through the warranty phase. Surface Technologies gross profit was negatively impacted primarily by the year-over-year decline in North American drilling and completions activity.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $3.9 million year-over-year, primarily as a result of decreased corporate expenses.

Impairment, Restructuring and Other Expense
We incurred $3,208.4 million of restructuring and impairment charges primarily related to goodwill and fixed asset impairments during the first three months of 2020. See Note 17 for further details.
Merger Transaction and Integration Costs
We incurred merger transaction and integration costs of $12.1 million during the first three months of 2019, before the announcement of the planned separation transaction due to the continuation of the integration activities pertaining to combining the two legacy companies.
Separation Costs
We incurred $27.1 million of separation costs associated with the preparation of the separation transaction during the first three months of 2020. Due to the COVID-19 pandemic, the sharp decline in commodity prices, and the heightened volatility in global equity markets, we have postponed the completion of the transaction until the markets sufficiently recover. Refer to Note 2 for more information regarding the planned transaction.
Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first three months of 2020, we recognized $43.3 million of net foreign exchange losses, compared with $11.6 million of net foreign exchange losses in the prior year period. The increase in foreign exchange losses during the first three months of 2020 resulted from the effects of the strengthening U.S. dollar on naturally hedged projects and increased hedging costs due to high volatility in the currency and interest rate markets.
Net Interest Expense
Net interest expense decreased $15.9 million in the first three months of 2020 compared to 2019, primarily due to the change in the fair value of the redeemable financial liability. We revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $35.5 million. See Note 21 for further information regarding the fair value measurement assumptions of the mandatorily redeemable financial liability and related changes in its fair value. Interest income decreased as a result of a $9.0 million decrease in Yamal deposits as well as a $13.7 million impact due to the valuation of marketable securities.
Provision for Income Taxes
The effective tax rate was (1.2)% and 42.2% for the first three months of 2020 and 2019, respectively. The year-over-year change in the effective tax rate was primarily due to the impact of nondeductible goodwill impairments and a favorable change in actual country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 6 to our condensed consolidated financial statements of this Quarterly Report for more information.
Subsea

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Revenue	$1,253.1	$1,185.3	67.8	5.7
Operating profit (loss)	$(2,750.7)	$49.9	(2,800.6)	n/a

Operating profit (loss) as a percentage of revenue	(219.5)%	4.2%		(223.7) pts.
Subsea revenue increased $67.8 million, or 5.7% year-over-year, primarily due to growth in integrated project execution (iEPCITM) revenue in the United States and Norway. Revenue growth was negatively impacted by foreign exchange translation of $66 million due to the strengthening U.S. dollar and delays in supply chain affecting project progress, partially due to disruptions related to COVID-19. Execution saw some impact from labor mobility and transportation delays due to COVID-19, with further impact from our efforts to safeguard the health and safety of our employees, contractors, and customer personnel.
Subsea operating loss is primarily due to significant impairment charges. This operating loss included $2,773.6 million of asset impairment, restructuring and other charges primarily related to the impairment of goodwill and long-lived assets compared to $2.3 million in 2019. Refer to Note 17 to our consolidated financial statements for more information related to these asset impairments.
Refer to ‘Non-GAAP Measures’ below for more information regarding our segment operating results.

Technip Energies(a)

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Revenue	$1,547.7	$1,335.1	212.6	15.9
Operating profit	$151.2	$155.7	(4.5)	(2.9)

Operating profit as a percentage of revenue	9.8%	11.7%		(1.9) pts.
(a) In connection with the planned separation transaction, in the first quarter of 2020, we renamed our Onshore/Offshore segment Technip Energies. Refer to Note 2 for more information on the planned separation transaction.
Technip Energies revenue increased $212.6 million, or 15.9% year-over-year, primarily driven by higher activity in Europe and North America and in our Process Technology business. The continued ramp-up of Arctic LNG 2 and increased activity on downstream projects more than offset the decline in revenues from Yamal LNG which continues to progress through the warranty phase.
Operating profit decreased year-over-year, primarily due to a reduced contribution from Yamal LNG and lower margin realization on early stage projects, including Arctic LNG 2. Project execution remained strong across the portfolio.

Refer to ‘Non-GAAP Measures’ below for more information regarding our segment operating results.

Surface Technologies

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Revenue	$329.5	$392.6	(63.1)	(16.1)
Operating profit (loss)	$(424.0)	$10.5	(434.5)	n/a

Operating profit (loss) as a percentage of revenue	(128.7)%	2.7%		(131.4) pts.
Surface Technologies revenue decreased $63.1 million, or 16.1% year-over-year, primarily driven by the sharp decline in North America activity and the reallocation of the Loading Systems business to Technip Energies. Despite travel and supply chain impacts of COVID-19, revenue outside North America increased modestly and represented just over 50% of total Surface Technologies revenue in the period.
Surface Technologies operating loss was primarily due to impairment and restructuring and other charges, in particular related to goodwill. Refer to Note 7 for more information. Operating profit was also negatively impacted by the reduced demand in North America.

Refer to ‘Non-GAAP Measures’ below for more information regarding our segment operating results.
Corporate Items

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Corporate expense	$(112.2)	$(93.6)	(18.6)	(19.9)
Corporate expense excluding foreign exchange losses and credits decreased by $22.8 million as shown in the below non-GAAP table, primarily due to cost cutting measures implemented during the first three months of 2020.

	Three Months Ended
	March 31,
	2020	2019
Corporate expense, reported	$112.2	$93.6
Less charges and (credits)	30.7	21.0
Corporate expense, adjusted	81.5	72.6
Less foreign exchange losses	43.3	11.6
Corporate expense, adjusted and before foreign exchange losses	$38.2	$61.0

NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended) below.

–	Net income, excluding charges and credits, as well as measures derived from it (excluding charges and credits;

–	Income before net interest expense and taxes, excluding charges and credits ("Adjusted Operating profit");

–	Depreciation and amortization, excluding charges and credits (“Adjusted Depreciation and amortization”);

–	Earnings before net interest expense, income taxes, depreciation and amortization, excluding charges and credits ("Adjusted EBITDA");

–	Corporate expenses excluding charges and credits and excluding foreign exchange losses; and

–	Net (debt) cash
are non-GAAP financial measures.

Management believes that the exclusion of charges and credits from these financial measures enables investors and management to more effectively evaluate our operations and consolidated results of operations period-over-period, and to identify operating trends that could otherwise be masked or misleading to both investors and management by the excluded items. These measures are also used by management as performance measures in determining certain incentive compensation. The foregoing non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.
The following is a reconciliation of the most comparable financial measures under GAAP to the non-GAAP financial measures.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2020
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(3,256.1)	$10.4	$37.7	$72.3	$(3,135.7)	$120.4	$(3,015.3)

Charges and (credits):
Impairment and other charges	3,159.9	—	28.1	—	3,188.0	—	3,188.0
Restructuring and other charges	8.6	—	2.8	—	11.4	—	11.4
Direct COVID-19 expenses	6.8	—	2.2	—	9.0	—	9.0
Separation costs	20.2	—	6.9	—	27.1	—	27.1
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Valuation allowance	5.0	—	(5.0)	—	—	—	—
Adjusted financial measures	$(49.1)	$10.4	$74.7	$72.3	$108.3	$111.9	$220.2

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$(7.28)
Adjusted diluted earnings per share attributable to TechnipFMC plc	$(0.11)

	Three Months Ended
	March 31, 2019
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$20.9	$(1.1)	$14.5	$88.2	$122.5	$119.4	$241.9

Charges and (credits):
Impairment and other charges	0.5	—	0.2	—	0.7	—	0.7
Restructuring and other severance charges	11.6	—	4.2	—	15.8	—	15.8
Business combinations transaction and integration costs	8.9	—	3.2	—	12.1	—	12.1
Reorganization	19.2	—	6.1	—	25.3	—	25.3
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Valuation allowance	(40.3)	—	40.3	—	—	—	—
Adjusted financial measures	$27.3	$(1.1)	$70.5	$88.2	$184.9	$110.9	$295.8

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$0.05
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.06

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2020
	Subsea	Technip Energies	Surface Technologies	Corporate and Other	Total
Revenue	$1,253.1	$1,547.7	$329.5	$—	$3,130.3

Operating profit (loss), as reported (pre-tax)	$(2,750.7)	$151.2	$(424.0)	$(112.2)	$(3,135.7)

Charges and (credits):
Impairment and other charges	2,776.5	—	411.5	—	3,188.0
Restructuring and other charges*	(6.9)	2.9	11.8	3.6	11.4
Direct COVID-19 expenses	4.0	3.9	1.1	—	9.0
Separation costs	—	—	—	27.1	27.1
Reorganization	—	—	—	—	—
Legal provision, net	—	—	—	—	—
Purchase price accounting adjustments	8.5	—	—	—	8.5
Subtotal	2,782.1	6.8	424.4	30.7	3,244.0

Adjusted Operating profit (loss)	31.4	158.0	0.4	(81.5)	108.3

Adjusted Depreciation and amortization	73.4	9.1	24.1	5.3	111.9

Adjusted EBITDA	$104.8	$167.1	$24.5	$(76.2)	$220.2

Operating profit margin, as reported	(219.5)%	9.8%	(128.7)%		(100.2)%

Adjusted Operating profit margin	2.5%	10.2%	0.1%		3.5%

Adjusted EBITDA margin	8.4%	10.8%	7.4%		7.0%
*On December 30, 2019, we completed the acquisition of the remaining 50% of Technip Odebrecht PLSV CV. A $7.3 million gain recorded within restructuring and other charges in the Subsea segment during the three months ended March 31, 2020 relates to this transaction.

	Three Months Ended
	March 31, 2019
	Subsea	Technip Energies	Surface Technologies	Corporate and Other	Total
Revenue	$1,185.3	$1,335.1	$392.6	$—	$2,913.0

Operating profit (loss), as reported (pre-tax)	$49.9	$155.7	$10.5	$(93.6)	$122.5

Charges and (credits):
Impairment and other charges	0.7	—	—	—	0.7
Restructuring and other severance charges	1.6	3.8	1.5	8.9	15.8
Business combination transaction and integration costs	—	—	—	12.1	12.1
Reorganization	—	25.3	—	—	25.3
Purchase price accounting adjustments - amortization related	8.5	—	—	—	8.5
Subtotal	10.8	29.1	1.5	21.0	62.4

Adjusted Operating profit (loss)	60.7	184.8	12.0	(72.6)	184.9

Adjusted Depreciation and amortization	79.0	10.0	18.1	3.8	110.9

Adjusted EBITDA	$139.7	$194.8	$30.1	$(68.8)	$295.8

Operating profit margin, as reported	4.2%	11.7%	2.7%		4.2%

Adjusted Operating profit margin	5.1%	13.8%	3.1%		6.3%

Adjusted EBITDA margin	11.8%	14.6%	7.7%		10.2%

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. COVID-19 has had a minimal impact on our ability to finalize sales contracts required to recognize new inbound orders in the quarter. However, the significant decline in commodity prices, due in part to the lower demand resulting from COVID-19, is expected to negatively impact the near-term outlook for inbound orders.

	Inbound Orders
	Three Months Ended
	March 31,
(In millions)	2020	2019
Subsea	$1,172.1	2,677.6
Technip Energies	560.6	3,138.9
Surface Technologies	366.3	368.0
Total inbound orders	$2,099.0	$6,184.5
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. The scheduling of some future work included in our backlog has been impacted by COVID-19 related disruptions and remains subject to future adjustment. See “Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations” Note 5 to our condensed consolidated financial statements of this Quarterly Report for more information on order backlog.

	Order Backlog
(In millions)	March 31, 2020	December 31, 2019
Subsea	$7,773.5	$8,479.8
Technip Energies	13,766.6	15,298.1
Surface Technologies	422.0	473.2
Total order backlog	$21,962.1	$24,251.1
Subsea - Order backlog for Subsea at March 31, 2020 decreased by $0.7 billion compared to December 31, 2019. Subsea backlog of $7.8 billion at March 31, 2020 was composed of various subsea projects, including Total Golfinho; Eni Coral and Merakes; Petrobras Mero I; Energean Karish; ExxonMobil Liza Phase 2; Neptune Duva & Giøa P1 and Seagull; Reliance MJ1; Lundin Edvard Grieg; BP Thunderhorse South Extension 2; Equinor Johan Sverdrup Phase 2; Husky West White Rose; BP Platina, and Woodside Pyxis and Lambert Deep.
Technip Energies - Technip Energies order backlog at March 31, 2020 decreased by $1.5 billion compared to December 31, 2019. Technip Energies backlog of $13.8 billion at March 31, 2020 was composed of various projects, including Arctic LNG 2, Yamal LNG; Midor refinery expansion; BP Tortue FPSO; Long Son Petrochemicals; ExxonMobil Beaumont refinery expansion; HURL fertilizer plants; Petronas Kasawari; Energean Karish; Neste bio-diesel expansion; and Motor Oil Hellas New Naphta Complex.
Surface Technologies - Order backlog for Surface Technologies at March 31, 2020 decreased by $51.2 million compared to December 31, 2019. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within 12 months.
Non-consolidated backlog - Non-consolidated backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.

Non-consolidated backlog
(In millions)	March 31, 2020
Subsea	$761.6
Technip Energies	2,350.2
Total order backlog	$3,111.8

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
The following table provides a reconciliation of our cash and cash equivalents to net (debt) cash, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$4,999.4	$5,190.2
Short-term debt and current portion of long-term debt	(586.7)	(495.4)
Long-term debt, less current portion	(3,823.9)	(3,980.0)
Net cash	$588.8	$714.8
Cash Flows
Operating cash flows - During the three months ended March 31, 2020 and 2019, we generated $27.9 million and $121.4 million in cash flows from operating activities, respectively. The decrease of $93.5 million in cash generated by operating activities was primarily due to timing differences on project milestones and vendor payments.
Investing cash flows - Investing activities used $73.5 million and $237.0 million of cash during the three months ended March 31, 2020 and 2019, respectively. The decrease of $163.5 million in cash used by investing activities was primarily due to decreased capital expenditures and decreased payments to acquire debt securities during the three months ended March 31, 2020.
Financing cash flows - Financing activities generated $1.1 million of cash during the three months ended March 31, 2020 as compared to $447.6 million required during the three months ended March 31, 2019, resulting in a $448.7 million increase compared to the three months ended March 31, 2019. The increase was primarily due to increased proceeds from the revolving credit facility, decreased settlement of the mandatorily redeemable financial liability and decreased purchases of ordinary shares, partially offset by decreased borrowings of commercial paper and short-term debt.
Debt and Liquidity
Credit Facility - The following is a summary of our revolving credit facility at March 31, 2020:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding(a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,500.0	$500.0	$1,374.1	$—	$625.9	January 2023

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $1,374.1 million of commercial paper issued under our facility at March 31, 2020 and had drawn down $500.0 million from the revolving credit facility in response to the challenged conditions in the commercial paper markets. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at March 31, 2020.

As of March 31, 2020, we were in compliance with all restrictive covenants under our revolving credit facility.
See Note 14 to our condensed consolidated financial statements of this Quarterly Report for more information related to our credit facility.
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
The income approach was used as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread, and the credit spread of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size, and with the same credit rating.

Additional information about credit risk is incorporated herein by reference to Note 21 to our condensed consolidated financial statements of this Quarterly Report.
Outlook
In the current, uncertain market environment due to the COVID-19 pandemic and the oil price decline, we are strategically focused on cash and liquidity preservation.
We reduced our expectations for capital expenditures in the current year by more than 30% to approximately $300.0 million. Projected capital expenditures for 2020 do not include any contingent capital that may be needed to respond to a contract award.
We announced a series of cost reduction initiatives that will result in annualized savings of at least $350.0 million that extend to all business segments and support functions. These savings include the $130.0 million in annualized cost reductions specifically identified for the Surface Technologies segment and Corporate. We anticipate achieving the targeted savings run-rate by the end of the year.
Additionally, we announced revisions to compensation through the end of the year which include a 30% reduction to the Chairman and Chief Executive Officer’s salary; a 30% reduction in the Board of Directors’ retainer; and a 20% reduction to the Executive Leadership team’s salaries.
In April 2020, our Board of Directors announced its decision to lower the annual dividend by 75% to $0.13 per share. TechnipFMC paid a dividend of $0.13 per share earlier this year, and this fulfills the annual dividend distribution for 2020. The revised dividend policy will reduce the annual cash outflow by $175 million when compared to the previous year’s distribution. We intend to pay the 2021 dividend in quarterly installments beginning in April 2021.
Historically, TechnipFMC has generated liquidity and capital resources primarily through operations and, when needed, through its credit facility. We have $625.9 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for its businesses.
While we have not provided guidance for all operating segments, we do expect cash flow from operating activities to be positive for the full year. This reflects our reduced forecast for inbound orders and the absence of corresponding milestone payments.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting estimates. During the three months ended March 31, 2020, there were no changes to our identified critical accounting estimates, other than those indicated below.
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
Our operating loss for the three months ended March 31, 2020 was positively impacted by approximately $78.2 million, as a result of changes in contract estimates related to projects that were in progress at March 31, 2020. During the three months ended March 31, 2020, we recognized changes in our estimates that had an impact on our margin in the amounts of $69.9 million, $11.6 million, and $(3.3) million in our Technip Energies, Subsea, and Surface segments, respectively. The changes in contract estimates are attributed to better-than-expected performance in the execution of our projects.
Our operating profit was positively impacted by approximately $157.2 million for the three months ended March 31, 2019, comprising $109.9 million and $47.3 million for the three months ended March 31, 2019 in our Technip Energies and Subsea segments, respectively. The changes in contract estimates were attributed to better than expected performance in the execution of our projects.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposure to market risk has not changed materially since December 31, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the above-referenced matter, we are involved in various other pending or potential legal actions or disputes in the ordinary course of our business. These actions and disputes can involve our agents, suppliers, clients, and join venture partners and can include claims related to payment of fees, service quality, and ownership arrangements including certain put or call options. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
In addition to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended the December 31, 2019, the following risk factor was identified:
The COVID-19 pandemic has significantly reduced demand for our products and services, and has had, and may continue to have, an adverse impact on our financial condition, results of operations, and cash flows.
The COVID-19 pandemic, including actions taken by governments and businesses, has resulted in a significant reduction in global economic activity, including increased volatility in global oil and natural gas markets. Measures taken to address and limit the spread of the disease-such as stay-at-home orders, social distancing guidelines, and travel restrictions-have adversely affected the economies and financial markets of many countries. The resulting disruption to our operations, communications, travel, and supply chain may continue or increase in the future, and could limit the ability of our employees, partners, or vendors to operate efficiently or at all, and has had, and is reasonably likely to continue to have, an adverse impact on our financial condition, operating results, and cash flows.
While the full impact of the COVID-19 pandemic is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. These effects include adverse revenue and net income effects; disruptions to our operations; potential project delays or cancellations; employee impacts from illness, school closures, and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.
COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identified in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, including but not limited to risks related to the demand for oil and gas, which may not recover immediately. The full extent to which the COVID-19 pandemic will impact our results is unknown and evolving and will depend on various factors and consequences beyond our control, such as the severity, duration, and spread of COVID-19; the success of actions taken by governments and health organizations to combat the disease and treat its effects; decisions by our alliance partners and customers regarding their business plans and capital expenditures; and the extent to which, and the timing of, general economic and operating conditions recover.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2020.
The following table summarizes repurchases of our ordinary shares during the three months ended March 31, 2020.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2020 – January 31, 2020	—	$—	—	14,286,427
February 1, 2020 – February 29, 2020	—	$—	—	14,286,427
March 1, 2020 – March 31, 2020	—	$—	—	14,286,427
Total	—		—	14,286,427

(a)	In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300 million for the purchase of ordinary shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1**	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee).
10.2**	Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished with this Quarterly Report on Form 10-Q.

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: May 4, 2020