Form 10-Q
period 2020-06-30
TechnipFMC plc
filed 2020-07-31
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2020
Ordinary shares, $1.00 par value per share	449,332,133

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere of this Quarterly Report on Form 10-Q, as well as the following:
•risks associated with disease outbreaks and other public health issues, including the coronavirus disease 2019 (“COVID-19”), their impact on the global economy and the business of our company, customers, suppliers and other partners, changes in, and the administration of, treaties, laws, and regulations, including in response to such issues and the potential for such issues to exacerbate other risks we face, including those related to the factors listed or referenced below;
•risks associated with our ability to consummate our proposed separation and spin-off;
•unanticipated changes relating to competitive factors in our industry;
•demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;
•our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;
•potential liabilities arising out of the installation or use of our products;
•cost overruns related to our fixed price contracts or capital asset construction projects that may affect revenues;
•our ability to timely deliver our backlog and its effect on our future sales, profitability, and our relationships with our customers;
•our reliance on subcontractors, suppliers and joint venture partners in the performance of our contracts;
•our ability to hire and retain key personnel;
•piracy risks for our maritime employees and assets;
•the potential impacts of seasonal and weather conditions;
•the cumulative loss of major contracts or alliances;
•U.S. and international laws and regulations, including existing or future environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;
•risks associated with The Depository Trust Company and Euroclear for clearance services for shares traded on the NYSE and Euronext Paris, respectively;
•the United Kingdom’s withdrawal from the European Union;
•risks associated with being an English public limited company, including the need for “distributable profits”, shareholder approval of certain capital structure decisions, and the risk that we may not be able to pay dividends or repurchase shares in accordance with our announced capital allocation plan;
•compliance with covenants under our debt instruments and conditions in the credit markets;
•downgrade in the ratings of our debt could restrict our ability to access the debt capital markets;
•the outcome of uninsured claims and litigation against us;
•the risks of currency exchange rate fluctuations associated with our international operations;
•risks related to our acquisition and divestiture activities;
•failure of our information technology infrastructure or any significant breach of security, including related to cyber attacks, and actual or perceived failure to comply with data security and privacy obligations;
•risks associated with tax liabilities, changes in U.S. federal or international tax laws or interpretations to which we are subject; and
•such other risk factors as set forth in our filings with the U.S. Securities and Exchange Commission and in our filings with the Autorité des marchés financiers or the U.K. Financial Conduct Authority.
We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenue
Service revenue	$2,315.2	$2,548.8	$4,622.9	$4,599.9
Product revenue	818.4	832.8	1,590.0	1,632.1
Lease revenue	24.9	52.6	75.9	115.2
Total revenue	3,158.5	3,434.2	6,288.8	6,347.2

Costs and expenses
Cost of service revenue	1,971.5	1,949.9	3,962.9	3,594.1
Cost of product revenue	645.4	771.6	1,317.7	1,493.3
Cost of lease revenue	24.1	23.7	62.1	69.7
Selling, general and administrative expense	234.9	323.8	528.8	621.6
Research and development expense	38.2	29.5	73.4	69.4
Impairment, restructuring and other expenses (Note 17)	140.3	9.2	3,348.7	25.7
Separation costs (Note 2)	—	—	27.1	—
Merger transaction and integration costs	—	12.9	—	25.0
Total costs and expenses	3,054.4	3,120.6	9,320.7	5,898.8

Other income (expense), net	(9.7)	(72.6)	(38.2)	(98.8)
Income from equity affiliates (Note 11)	13.0	14.2	41.8	28.1
Income (loss) before net interest expense and income taxes	107.4	255.2	(3,028.3)	377.7
Net interest expense	(74.4)	(140.6)	(146.7)	(228.8)
Income (loss) before income taxes	33.0	114.6	(3,175.0)	148.9
Provision for income taxes (Note 19)	17.7	0.9	55.4	15.4
Net income (loss)	15.3	113.7	(3,230.4)	133.5
Net income attributable to non-controlling interests	(3.6)	(16.7)	(14.0)	(15.6)
Net income (loss) attributable to TechnipFMC plc	$11.7	$97.0	$(3,244.4)	$117.9

Earnings (loss) per share attributable to TechnipFMC plc (Note 7)
Basic	$0.03	$0.22	$(7.24)	$0.26
Diluted	$0.03	$0.21	$(7.24)	$0.26

Weighted average shares outstanding (Note 7)
Basic	448.3	447.5	447.9	447.7
Diluted	449.5	451.2	447.9	451.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$15.3	$113.7	$(3,230.4)	$133.5
Foreign currency translation adjustments(a)	15.1	(22.2)	(202.8)	(1.3)
Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	35.0	(10.8)	(54.3)	5.2
Reclassification adjustment for net losses included in net income	3.7	6.7	3.8	6.4
Net gains (losses) on hedging instruments(b)	38.7	(4.1)	(50.5)	11.6
Net pension and other post-retirement benefits
Net gains arising during the period	2.9	0.5	2.2	1.0
Reclassification adjustment for amortization of prior service cost included in net income	0.2	1.1	0.5	1.4
Reclassification adjustment for amortization of net actuarial loss included in net income	2.2	—	4.4	—
Net pension and other postretirement benefits(c)	5.3	1.6	7.1	2.4
Other comprehensive income (losses), net of tax	59.1	(24.7)	(246.2)	12.7
Comprehensive income (loss)	74.4	89.0	(3,476.6)	146.2
Comprehensive income attributable to non-controlling interest	(6.8)	(17.3)	(6.1)	(16.9)
Comprehensive income (loss) attributable to TechnipFMC plc	$67.6	$71.7	$(3,482.7)	$129.3

(a)Net of income tax (expense) benefit of nil and nil for the three months ended June 30, 2020 and 2019, respectively, and nil and nil for the six months ended June 30, 2020 and 2019, respectively.
(b)Net of income tax (expense) benefit of $(6.7) million and $(0.4) million for the three months ended June 30, 2020 and 2019, respectively, and $15.8 million and $(0.3) million for the six months ended June 30, 2020 and 2019, respectively.
(c)Net of income tax (expense) benefit of $(0.9) million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $(1.5) million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$4,809.5	$5,190.2
Trade receivables, net of allowances of $129.1 in 2020 and $95.4 in 2019	2,226.1	2,287.1
Contract assets, net of allowances of $2.9 in 2020 and nil in 2019	1,414.4	1,520.0
Inventories, net (Note 8)	1,370.2	1,416.0
Derivative financial instruments (Note 20)	201.9	101.9
Income taxes receivable	241.6	264.6
Advances paid to suppliers	280.0	242.9
Other current assets (Note 9)	938.0	863.7
Total current assets	11,481.7	11,886.4
Investments in equity affiliates	335.2	300.4
Property, plant and equipment, net of accumulated depreciation of $2,438.5 in 2020 and $2,288.8 in 2019	2,850.8	3,162.0
Operating lease right-of-use assets	854.7	892.6
Goodwill (Note 13)	2,470.7	5,598.3
Intangible assets, net of accumulated amortization of $634.9 in 2020 and $763.4 in 2019	1,026.9	1,086.6
Deferred income taxes	240.7	260.5
Derivative financial instruments (Note 20)	77.2	39.5
Other assets	256.5	292.5
Total assets	$19,594.4	$23,518.8

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 14)	$524.1	$495.4
Operating lease liabilities	236.3	275.1
Accounts payable, trade	2,476.1	2,659.8
Contract liabilities	4,685.4	4,585.1
Accrued payroll	353.9	411.5
Derivative financial instruments (Note 20)	308.5	141.3
Income taxes payable	76.6	75.7
Other current liabilities (Note 9)	1,236.7	1,494.5
Total current liabilities	9,897.6	10,138.4
Long-term debt, less current portion (Note 14)	3,982.9	3,980.0
Operating lease liabilities	688.0	681.7
Deferred income taxes	77.8	138.2
Accrued pension and other post-retirement benefits, less current portion	327.3	368.6
Derivative financial instruments (Note 20)	67.2	52.7
Other liabilities	336.9	430.0
Total liabilities	15,377.7	15,789.6
Commitments and contingent liabilities (Note 18)
Mezzanine equity
Redeemable non-controlling interest	41.1	41.1
Stockholders’ equity (Note 15)
Ordinary shares, $1.00 par value; 618.3 shares and 618.3 shares authorized in 2020 and 2019, respectively; 449.3 shares and 447.1 shares issued and outstanding in 2020 and 2019, respectively; nil and 4 shares canceled in 2020 and 2019, respectively	449.3	447.1
Capital in excess of par value of ordinary shares	10,213.6	10,182.8
Accumulated deficit	(4,876.0)	(1,563.1)
Accumulated other comprehensive loss	(1,645.8)	(1,407.5)
Total TechnipFMC plc stockholders’ equity	4,141.1	7,659.3
Non-controlling interests	34.5	28.8
Total equity	4,175.6	7,688.1
Total liabilities and equity	$19,594.4	$23,518.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Six Months Ended
	June 30,
	2020	2019
Cash provided (required) by operating activities
Net income (loss)	$(3,230.4)	$133.5
Adjustments to reconcile net income to cash provided (required) by operating activities
Depreciation	166.0	176.2
Amortization	61.0	60.7
Impairments	3,221.7	1.2
Employee benefit plan and share-based compensation costs	36.2	37.6
Deferred income tax benefit, net	(42.8)	(127.5)
Unrealized loss on derivative instruments and foreign exchange	4.2	27.5
Income from equity affiliates, net of dividends received	(36.9)	(24.1)
Other	112.3	233.3
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(10.4)	(82.8)
Inventories, net	(58.7)	(134.9)
Accounts payable, trade	(41.1)	(105.0)
Contract liabilities	147.5	274.2
Income taxes payable (receivable), net	17.1	(68.4)
Other current assets and liabilities, net	(414.8)	(240.6)
Other noncurrent assets and liabilities, net	3.1	34.6
Cash provided (required) by operating activities	(66.0)	195.5

Cash provided (required) by investing activities
Capital expenditures	(177.7)	(270.5)
Payment to acquire debt securities	—	(59.7)
Proceeds from sale of debt securities	—	18.9
Cash received from divestiture	2.5	—
Proceeds from sale of assets	25.4	1.3
Proceeds from repayment of advances to joint venture	12.5	22.5
Cash required by investing activities	(137.3)	(287.5)

Cash required by financing activities
Net increase (decrease) in short-term debt	21.6	(17.9)
Net decrease in commercial paper	(112.9)	(479.5)
Proceeds from issuance of long-term debt	163.6	96.2
Purchase of ordinary shares	—	(90.1)
Dividends paid	(59.2)	(116.6)
Payments related to taxes withheld on share-based compensation	(6.4)	—
Settlements of mandatorily redeemable financial liability	(135.3)	(220.6)
Cash required by financing activities	(128.6)	(828.5)
Effect of changes in foreign exchange rates on cash and cash equivalents	(48.8)	1.8
Decrease in cash and cash equivalents	(380.7)	(918.7)
Cash and cash equivalents, beginning of period	5,190.2	5,540.0
Cash and cash equivalents, end of period	$4,809.5	$4,621.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2020 and 2019

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of March 31,2019	$448.3	$10,169.5	$1,047.9	$(1,323.0)	$30.9	$10,373.6
Net income	—	—	97.0	—	16.7	113.7
Other comprehensive income (loss)	—	—	—	(25.3)	0.6	(24.7)
Cancellation treasury shares	(1.8)	(38.2)	—	—	—	(40.0)
Dividends ($0.13 per share)	—	—	(58.1)	—	—	(58.1)
Share-based compensation (Note 16)	—	21.1	—	—	—	21.1
Other	—	—	(2.8)	—	(2.4)	(5.2)
Balance as of June 30,2019	$446.5	$10,152.4	$1,084.0	$(1,348.3)	$45.8	$10,380.4

Balance as of March 31,2020	$448.3	$10,196.8	$(4,887.0)	$(1,701.7)	$28.4	$4,084.8
Net income	—	—	11.7	—	3.6	15.3
Other comprehensive income	—	—	—	55.9	3.2	59.1
Issuance of ordinary shares	1.0	—	—	—	—	1.0
Share-based compensation (Note 16)	—	16.8	—	—	—	16.8
Other	—	—	(0.7)	—	(0.7)	(1.4)
Balance as of June 30,2020	$449.3	$10,213.6	$(4,876.0)	$(1,645.8)	$34.5	$4,175.6

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2020 and 2019

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2018	$450.5	$(2.4)	$10,197.0	$1,072.2	$(1,359.7)	$31.3	$10,388.9
Adoption of accounting standards (Note 4)	—	—	—	1.8	—	—	1.8
Net income	—	—	—	117.9	—	15.6	133.5
Other comprehensive income	—	—	—	—	11.4	1.3	12.7
Cancellation of ordinary shares	(4.0)	—	(86.1)	—	—	—	(90.1)
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Cash dividends declared ($0.26 per share)	—	—	—	(116.6)	—	—	(116.6)
Share-based compensation (Note 16)	—	—	41.5	—	—	—	41.5
Other	—	—	—	8.7	—	(2.4)	6.3
Balance as of June 30, 2019	$446.5	$—	$10,152.4	$1,084.0	$(1,348.3)	$45.8	$10,380.4

Balance as of December 31, 2019	$447.1	$—	$10,182.8	$(1,563.1)	$(1,407.5)	$28.8	$7,688.1
Adoption of accounting standards (Note 4)	—	—	—	(7.8)	—	—	(7.8)
Net income (loss)	—	—	—	(3,244.4)	—	14.0	(3,230.4)
Other comprehensive loss	—	—	—	—	(238.3)	(7.9)	(246.2)
Issuance of ordinary shares	2.2	—	(7.6)	—	—	—	(5.4)
Cash dividends declared ($0.13 per share)	—	—	—	(59.2)	—	—	(59.2)
Share-based compensation (Note 16)	—	—	38.4	—	—	—	38.4
Other	—	—	—	(1.5)	—	(0.4)	(1.9)
Balance as of June 30, 2020	$449.3	$—	$10,213.6	$(4,876.0)	$(1,645.8)	$34.5	$4,175.6

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, as well as adjustments to our financial position pursuant to a business combination, necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2020.
Reclassifications – Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

NOTE 2. PLANNED SEPARATION TRANSACTION
On August 26, 2019, we announced that our Board of Directors had unanimously approved a plan to separate our Onshore/Offshore segment and Loading Systems and process automation businesses into an independent, publicly traded company (“Technip Energies”). In connection with the planned transaction, we renamed our Onshore/Offshore segment to Technip Energies in the first quarter of 2020. Due to the COVID-19 pandemic, the significant decline in commodity prices, and the heightened volatility in global equity markets, on March 15, 2020, we announced the postponement of the completion of the transaction until the markets sufficiently recover. The transaction will be subject to general market conditions, regulatory approvals, consultation of employee representatives, where applicable, and final approval from our Board of Directors. We incurred $27.1 million of separation costs associated with the planned transaction during the first quarter of 2020. We did not record any separation costs during the three months ended June 30, 2020.

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
There were no significant acquisitions or other type of business combinations during the three and six months ended June 30, 2020 and 2019.

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
Effective January 1, 2020, we adopted ASU No. 2018-18, “Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606.” This update clarifies the interaction between the guidance for certain collaborative arrangements and the Revenue Recognition financial accounting and reporting standard. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The adoption of this update concerns presentation and disclosure only with no material impact to our consolidated financial statements.
Effective January 1, 2020, we adopted ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The update clarifies and improves areas of guidance related to the recently issued standards including (1) ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”, (2) ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”, and (3) ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The adoption of this update concerns presentation and disclosure only with no material impact to our consolidated financial statements.
Adoption of ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Effective January 1, 2020, we adopted ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance applies to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets.
In June 2016, the FASB issued an update of the ASU to provide a practical expedient for transition and targeted improvements.
We adopted Topic 326 using a modified retrospective transition method through a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The effect of adopting Topic 326 was an increase in accumulated deficit of $7.8 million, which includes a $2.1 million increase in noncurrent deferred tax assets, with a corresponding decrease in trade receivables, loans, and debt notes receivable.
Financial assets at amortized cost include trade receivables, loans issued to third or related parties, and held to maturity debt securities. These financial assets were presented under other current assets or other assets, as applicable. Contract assets are subject to the credit losses standard per revenue recognition standard.

Trade receivables and contract assets constitute a homogeneous portfolio, and therefore, to measure the expected credit losses, trade receivables and contract assets have been grouped together. The contract assets relate to unbilled work in progress and have substantially the same risk characteristics as the trade receivables for the same types of contracts. We have therefore concluded that the expected loss rates for trade receivables are a reasonable approximation of the loss rates for the contract assets.
The following table summarizes the balances of financial assets and non-financial assets at amortized cost as of January 1, 2020:

(In millions)	As reported at December 31, 2019	Impact of ASC 326	Balance at January 1, 2020
Trade receivables, net	$2,287.1	$(3.8)	$2,283.3
Loans receivable, net	138.5	(1.5)	137.0
Security deposits and other, net	36.6	(1.0)	35.6
Held-to-maturity
Debt securities at amortized cost	71.9	(1.1)	70.8
Total financial assets	$2,534.1	$(7.4)	$2,526.7

Non-financial assets
Contract assets, net	$1,520.0	$(2.5)	$1,517.5
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivable and security deposits were related to sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
We manage our held-to-maturity debt securities using published credit ratings as a key credit quality indicator as our held-to-maturity debt securities consist of government bonds.
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of June 30, 2020.

(In millions)	Year of origination	Balance at June 30, 2020
Loans receivables, security deposits and other
Moody’s rating Ba2	2019	$151.8

Debt securities at amortized cost
Moody’s rating B3	2019	70.9
Total financial assets		$222.7
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

For held-to-maturity debt securities at amortized cost, we evaluate whether the debt securities are considered to have low credit risk at the reporting date using available, reasonable, and supportable information.

The table below shows the roll-forward of allowance for credit losses for the six months ended June 30, 2020.

	Balance at June 30, 2020
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Beginning balance in allowance for credit losses	$99.2	$5.0	$9.5	$1.6	$1.1
Current period provision for expected credit losses	34.5	0.4	0.1	0.4	—
Write-offs charged against the allowance	(1.7)	—	—	—	—
Recoveries	(2.9)	(2.5)	(0.6)	(1.0)	—
Ending balance in the allowance for credit losses	$129.1	$2.9	$9.0	$1.0	$1.1
Other than certain trade receivables due in one year or less, we do not have any financial assets that are past due or are on non-accrual status.
Recently Issued Accounting Standards under GAAP
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The amendments in this ASU are effective for us January 1, 2021, and early adoption is permitted. The amendments in this update are required to be adopted retrospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes to Topic 740—Simplifying the Accounting for Income Taxes”. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This update also improves and simplifies areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This update is effective for us January 1, 2021, and early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, "Investments—Equity Securities (Topic 321)", “Investments—Equity Method and Joint Ventures (Topic 323)”, and “Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815”, and made targeted improvements to address certain aspects of accounting for financial instruments. This update clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider whether underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. The amendment is effective from January 1, 2021, and early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
The following tables present products and services revenue by geography for each reportable segment for the three and six months ended June 30, 2020 and 2019:

	Reportable Segments
	Three Months Ended
	June 30, 2020			June 30, 2019
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Europe, Russia, Central Asia	$426.5	$645.8	$48.3	$459.6	$651.2	$60.0
Americas	507.9	298.8	81.1	341.8	196.9	199.9
Asia Pacific	185.5	264.8	28.0	177.7	275.5	44.1
Africa	168.2	202.1	14.7	373.8	111.1	14.9
Middle East	80.1	126.8	55.0	135.6	270.3	69.2
Total products and services revenue	$1,368.2	$1,538.3	$227.1	$1,488.5	$1,505.0	$388.1

	Reportable Segments
	Six Months Ended
	June 30, 2020			June 30, 2019
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Europe, Russia, Central Asia	$849.6	$1,253.1	$98.6	$859.2	$1,292.8	$115.8
Americas	944.4	595.5	230.4	718.9	357.3	393.1
Asia Pacific	323.1	548.6	62.3	277.4	577.4	89.1
Africa	382.8	411.9	28.3	519.6	171.5	26.2
Middle East	101.9	276.9	105.5	270.8	441.1	121.8
Total products and services revenue	$2,601.8	$3,086.0	$525.1	$2,645.9	$2,840.1	$746.0

The following tables represent revenue by contract type for each reportable segment for the three and six months ended June 30, 2020 and 2019:

	Reportable Segments
	Three Months Ended
	June 30, 2020			June 30, 2019
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Services	$764.2	$1,520.6	$30.4	$970.2	$1,505.0	$73.6
Products	604.0	17.7	196.7	518.3	—	314.5
Total products and services revenue	1,368.2	1,538.3	227.1	1,488.5	1,505.0	388.1
Lease	10.3	—	14.6	20.2	—	32.4
Total revenue	$1,378.5	$1,538.3	$241.7	$1,508.7	$1,505.0	$420.5

	Reportable Segments
	Six Months Ended
	June 30, 2020			June 30, 2019
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Services	$1,481.7	$3,054.7	$86.5	$1,615.8	$2,840.1	$144.0
Products	1,120.1	31.3	438.6	1,030.1	—	602.0
Total products and services revenue	2,601.8	3,086.0	525.1	2,645.9	2,840.1	746.0
Lease	29.8	—	46.1	48.1	—	67.1
Total revenue	$2,631.6	$3,086.0	$571.2	$2,694.0	$2,840.1	$813.1
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract liabilities as of June 30, 2020 and December 31, 2019:

(In millions)	June 30, 2020	December 31, 2019	$ change	% change
Contract assets	$1,414.4	$1,520.0	$(105.6)	(6.9)
Contract (liabilities)	(4,685.4)	(4,585.1)	(100.3)	(2.2)
Net contract liabilities	$(3,271.0)	$(3,065.1)	$(205.9)	(6.7)
The decrease in our contract assets from December 31, 2019 to June 30, 2020 was primarily due to the timing of milestones.
The increase in our contract liabilities was primarily due to additional cash received, excluding amounts recognized as revenue during the period.

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Revenue recognized for the three months ended June 30, 2020 and 2019 that was included in the contract liabilities balance at December 31, 2019 and 2018 was $457.3 million and $1,147.1 million, respectively, and $874.4 million and $2,014.3 million for the six months ended June 30, 2020 and 2019, respectively.
In addition, net revenue recognized for the three months ended June 30, 2020 and 2019 from our performance obligations satisfied in previous periods had favorable impacts of $101.6 million and $325.7 million, respectively, and $158.9 million and $493.4 million for the six months ended June 30, 2020 and 2019, respectively. This primarily relates to the changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of June 30, 2020, the aggregate amount of the transaction price allocated to order backlog was $20,603.8 million. We expect to recognize revenue on approximately 27.8% of the order backlog through 2020 and 72.2% thereafter.
The following table details the order backlog for each business segment as of June 30, 2020:

(In millions)	2020	2021	Thereafter
Subsea	$2,211.7	$2,912.0	$1,961.6
Technip Energies	3,291.8	5,541.9	4,298.9
Surface Technologies	220.2	161.0	4.7
Total order backlog	$5,723.7	$8,614.9	$6,265.2
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
We report the results of operations in the following segments:
•Subsea - designs and manufactures products and systems, performs engineering, procurement and project management, and provides services used by oil and gas companies involved in offshore exploration and production of crude oil and natural gas.
•Technip Energies - offers extensive experience, knowledge and unique project management capabilities in Onshore and Offshore hydrocarbon infrastructure businesses; it also combines its leading engineering and construction capabilities with its technological know-how, products and services to develop new solutions that will support the world’s energy transition.
•Surface Technologies - designs and manufactures products and systems and provides services used by oil and gas companies involved in land and shallow water exploration and production of crude oil and natural gas; designs, manufactures, and supplies technologically advanced high-pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services.
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

Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in computing segment operating profit. The following items have been excluded in computing segment operating profit (loss): corporate staff expense, foreign exchange gains (losses), net interest income (expense) associated with corporate debt facilities, income taxes, and other revenue and other expense, net.
Segment revenue and segment operating profit were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Segment revenue
Subsea	$1,378.5	$1,508.7	$2,631.6	$2,694.0
Technip Energies	1,538.3	1,505.0	3,086.0	2,840.1
Surface Technologies	241.7	420.5	571.2	813.1
Total revenue	$3,158.5	$3,434.2	$6,288.8	$6,347.2

Segment operating profit (loss)
Subsea	$(75.6)	$94.6	$(2,826.3)	$144.5
Technip Energies	231.3	274.0	382.5	429.7
Surface Technologies	(13.4)	25.5	(437.4)	36.0
Total segment operating profit (loss)	$142.3	$394.1	$(2,881.2)	$610.2

Corporate items
Impairment, restructuring and other expenses	(1.9)	(1.4)	(5.5)	(10.3)
Separation costs	—	—	(27.1)	—
Merger transaction costs	—	(12.9)	—	(25.0)
Legal expenses	—	(55.2)	—	(55.2)
Other corporate expenses(a)	(27.2)	(51.4)	(65.4)	(112.4)
Corporate expense	(29.1)	(120.9)	(98.0)	(202.9)
Net interest expense	(74.4)	(140.6)	(146.7)	(228.8)
Foreign exchange losses	(5.8)	(18.0)	(49.1)	(29.6)
Total corporate items	(109.3)	(279.5)	(293.8)	(461.3)
Income (loss) before income taxes(b)	$33.0	$114.6	$(3,175.0)	$148.9
(a)Other corporate expenses primarily include corporate staff expenses, stock-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.
Segment assets were as follows:

(In millions)	June 30, 2020	December 31, 2019
Segment assets
Subsea	$7,314.9	$10,824.2
Technip Energies	4,725.1	4,448.8
Surface Technologies	1,522.4	2,246.4
Total segment assets	13,562.4	17,519.4
Corporate (a)	6,032.0	5,999.4
Total assets	$19,594.4	$23,518.8
(a)Corporate includes cash, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

NOTE 7. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2020	2019	2020	2019
Net income (loss) attributable to TechnipFMC plc	$11.7	$97.0	$(3,244.4)	$117.9

Weighted average number of shares outstanding	448.3	447.5	447.9	447.7
Dilutive effect of restricted stock units	0.3	1.6	—	1.8
Dilutive effect of performance shares	0.9	2.1	—	2.4
Total shares and dilutive securities	449.5	451.2	447.9	451.9

Basic earnings (loss) per share attributable to TechnipFMC plc	$0.03	$0.22	$(7.24)	$0.26
Diluted earnings (loss) per share attributable to TechnipFMC plc	$0.03	$0.21	$(7.24)	$0.26
For the six months ended June 30, 2020, we incurred a net loss; therefore, the impact of any incremental shares from our share-based compensation awards would be anti-dilutive. For the six months ended June 30, 2020, 3.4 million shares were anti-dilutive due to net loss position.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions of shares)	2020	2019	2020	2019
Share option awards	4.7	4.9	4.7	4.6
Restricted share units	6.3	—	1.8	0.1
Performance shares	4.8	0.1	2.1	0.1
Total	15.8	5.0	8.6	4.8
NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2020	December 31, 2019
Raw materials	$286.1	$347.5
Work in process	254.5	290.2
Finished goods	829.6	778.3
Inventories, net	$1,370.2	$1,416.0

NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	June 30, 2020	December 31, 2019
Value-added tax receivables	$407.4	$395.2
Sundry receivables	162.7	69.6
Prepaid expenses	127.0	66.8
Other taxes receivables	79.0	100.7
Held-to-maturity investments	49.7	49.7
Current financial assets at amortized cost	39.0	42.0
Asset held for sale	1.9	25.8
Other	71.3	113.9
Total other current assets	$938.0	$863.7
Other current liabilities consisted of the following:

(In millions)	June 30, 2020	December 31, 2019
Warranty accruals and project contingencies (Note 10)	$233.0	$310.1
Value added tax and other taxes payable	196.4	240.4
Legal provisions	168.9	183.6
Social security liability	123.5	116.5
Provisions	98.8	86.6
Redeemable financial liability	71.8	129.1
Compensation accrual	38.8	89.6
Current portion of accrued pension and other post-retirement benefits	17.3	14.9
Liabilities held for sale	—	9.3
Other accrued liabilities	288.2	314.4
Total other current liabilities	$1,236.7	$1,494.5

NOTE 10. WARRANTY OBLIGATIONS
Warranty obligations are included within “Other current liabilities” in our consolidated balance sheets as of June 30, 2020 and December 31, 2019. A reconciliation of warranty obligations for the three and six months ended June 30, 2020 and 2019 is as following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$148.6	$181.5	$193.5	$234.4
Warranty expenses	35.8	30.2	46.4	37.4
Adjustment to existing accruals	(4.5)	11.2	(56.9)	(44.9)
Claims paid	(7.3)	(16.9)	(10.4)	(20.9)
Balance at end of period	$172.6	$206.0	$172.6	$206.0

NOTE 11. EQUITY METHOD INVESTMENTS
Our income from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Subsea	$15.7	$11.3	$36.8	$26.2
Technip Energies	(2.7)	2.9	5.0	1.9
Income from equity affiliates	$13.0	$14.2	$41.8	$28.1

NOTE 12. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses, which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Trade receivables consisted of receivables due from the following related parties:

(In millions)	June 30, 2020	December 31, 2019
TP JGC Coral France SNC	$35.9	$40.1
TTSJV W.L.L.	16.8	22.4
Novarctic SNC	5.4	—
Others	19.1	14.3
Total trade receivables	$77.2	$76.8
TP JGC Coral France SNC, TTSJV W.L.L. and Novarctic SNC are equity method affiliates.
Trade payables consisted of payables due to the following related parties:

(In millions)	June 30, 2020	December 31, 2019
Chiyoda	$16.6	$24.8
JGC Corporation	4.2	15.1
IFP Energies nouvelles	2.2	2.4
Dofcon Navegacao	1.5	2.1
Others	2.8	6.7
Total trade payables	$27.3	$51.1
Chiyoda and JGC Corporation are joint venture partners on our Yamal project. A member of our Board of Directors served as an executive officer of IFP Energies nouvelles until June 2020. Dofcon Navegacao is an equity method affiliate.
Additionally, we have a note receivables balance of $52.8 million and $65.2 million at June 30, 2020 and December 31, 2019, respectively. The note receivables balance includes $50.1 million and $62.5 million with Dofcon Brasil AS as of June 30, 2020 and December 31, 2019, respectively. Dofcon Brasil AS is a variable interest entity (“VIE”) and accounted for as an equity method affiliate. These are included in other assets in our consolidated balance sheets.
Revenue consisted of amounts from the following related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
TTSJV W.L.L.	$13.0	$22.7	$28.6	$75.5
TP JGC Coral France SNC	6.6	51.0	19.2	77.7
Techdof Brasil AS	2.4	—	4.4	—
Dofcon Navegacao	—	1.6	0.6	5.7
Anadarko Petroleum Company	—	12.1	—	40.8
TOP CV	—	2.7	—	4.0
Others	7.5	12.4	13.6	22.5
Total revenue	$29.5	$102.5	$66.4	$226.2
A member of our Board of Directors (the “Director”) served on the Board of Directors of Anadarko Petroleum Company (“Anadarko”) until August 2019. In August 2019, Anadarko was acquired by Occidental Petroleum Corporation (“Occidental”). As a result, the Director no longer serves as a member of the Board of Directors of Anadarko. The Director is not an officer or director of Occidental.
Techdof Brasil AS is a wholly owned subsidiary of Dofcon Brasil AS, our equity method affiliate.
TOP CV was previously an equity method affiliate that became a fully consolidated subsidiary on December 30, 2019. See Note 3 for further details.
Expenses consisted of amount to the following related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Dofcon Navegacao	$3.8	$—	$11.8	$0.4
Arkema S.A.	2.4	9.8	2.8	9.8
Magma Global Limited	0.9	1.3	1.6	3.2
IFP Energies nouvelles	0.7	—	1.8	1.0
Serimax Holdings SAS	0.3	0.2	0.5	17.7
JGC Corporation	0.2	4.6	0.4	18.9
Chiyoda	—	3.4	—	17.6
Others	0.9	5.8	10.8	9.2
Total expenses	$9.2	$25.1	$29.7	$77.8
Magma Global Limited and Serimax Holdings SAS are equity method affiliates. A member of our Board of Directors serves on the Board of Directors for Arkema S.A.

NOTE 13. GOODWILL AND INTANGIBLE ASSETS
During the first quarter of 2020, triggering events were identified which led to performing interim goodwill impairment testing in our Subsea and Surface Technologies reporting units as of March 31, 2020. These events included the COVID-19 pandemic breakout, commodity price declines, and a significant decrease in our market capitalization as well as those of our peers and customers.
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

The carrying amount of goodwill by business segment was as follows:

(In millions)	Subsea	Technip Energies	Surface	Total
December 31, 2019	$2,814.1	$2,423.6	$360.6	$5,598.3
Transfers (a)	(21.2)	46.1	(24.9)	—
Impairments	(2,747.5)	—	(335.9)	(3,083.4)
Translation	(45.4)	1.0	0.2	(44.2)
June 30, 2020	$—	$2,470.7	$—	$2,470.7
(a) Beginning in the first quarter of 2020, Technip Energies includes our Loading Systems business that was previously reported in the Surface Technologies segment and our process automation business, Cybernetix, that was previously reported in the Subsea segment. See Note 6 for further details.

NOTE 14. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	June 30, 2020	December 31, 2019
Commercial paper	$1,851.1	$1,967.0
Synthetic bonds due 2021	496.7	492.9
3.45% Senior Notes due 2022	500.0	500.0
5.00% 2010 Private placement notes due 2020	223.9	224.6
3.40% 2012 Private placement notes due 2022	167.9	168.5
3.15% 2013 Private placement notes due 2023	145.5	146.0
3.15% 2013 Private placement notes due 2023	139.9	140.4
4.50% 2020 Private placement notes due 2025	167.9	—
4.00% 2012 Private placement notes due 2027	84.0	84.2
4.00% 2012 Private placement notes due 2032	111.8	112.3
3.75% 2013 Private placement notes due 2033	111.8	112.3
Bank borrowings	477.1	513.3
Other	41.2	23.0
Unamortized issuing fees	(11.8)	(9.1)
Total debt	4,507.0	4,475.4
Less: current borrowings (a)	524.1	495.4
Long-term debt	$3,982.9	$3,980.0

(a) As of June 30, 2020 and December 31, 2019, current borrowings consisted primarily of bank borrowings and notes with current maturities of 12 months.

Significant Funding and Liquidity Activities
During the six months ended June 30, 2020, we completed the following transactions in order to enhance our total liquidity position:
•Issued €150 million aggregate principal amount of new 4.500% notes due June 30, 2025. On July 31, 2020, we entered into a subscription agreement with respect to the issuance and sale of an additional €50 million aggregate principal amount of the Euro Denominated Notes, which is expected to close on August 4, 2020 and is subject to the satisfaction of customary conditions precedent. In the event of the spin-off of our Technip Energies business segment followed, within three months of the effective date of the spin-off, by a downgrade by a nationally recognized rating agency of the corporate rating of TechnipFMC from an investment grade to a non-investment grade rating or a withdrawal of any such rating, the interest rate applicable to the Euro Denominated Notes will be increased to 5.75%;
•Entered into a new, six-month €500 million senior unsecured revolving credit facility agreement, which may be extended for two additional three-month periods (the “Euro Facility”); and
•Entered into the Bank of England’s COVID Corporate Financing Facility program (the “CCFF Program”), which allows us to issue up to £600 million of unsecured commercial paper notes.

Credit Facilities and Debt

Revolving credit facility - On January 17, 2017, we acceded to a new $2.5 billion senior unsecured revolving credit facility agreement (“Facility Agreement”) between FMC Technologies, Inc., Technip Eurocash SNC, and TechnipFMC plc (the “Borrowers”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as agent and an arranger, SG Americas Securities LLC as an arranger, and the lenders party thereto.

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

Borrowings under the Facility Agreement bear interest at the following rates, plus an applicable margin, depending on currency:
•U.S. dollar-denominated loans bear interest, at the Borrowers’ option, at a base rate or an adjusted rate linked to the London interbank offered rate (“Adjusted LIBOR”);
•sterling-denominated loans bear interest at Adjusted LIBOR; and
•euro-denominated loans bear interest at the Euro interbank offered rate (“EURIBOR”).
Depending on our credit rating, the applicable margin for revolving loans varies (i) in the case of Adjusted LIBOR and EURIBOR loans, from 0.820% to 1.300% and (ii) in the case of base rate loans, from 0.000% to 0.300%. The “base rate” is the highest of (a) the prime rate announced by JPMorgan, (b) the greater of the Federal Funds Rate and the Overnight Bank Funding Rate plus 0.50% or (c) one-month Adjusted LIBOR plus 1.00%. As of June 30, 2020, there were no outstanding borrowings under our revolving credit facility.

Euro Facility – On May 19, 2020, we entered into the Euro Facility with HSBC France, as agent, and the lenders party thereto, which provides for the establishment of a six-month revolving credit facility denominated in Euros with total commitments of €500 million, which may be extended by us for two additional three-month periods. Borrowings under the Euro Facility bear interest at the Euro interbank offered rate for a period equal in length to the interest period of a given loan (which may be three or six months), plus an applicable margin. As of June 30, 2020, there were no outstanding borrowings under Euro Facility.
On June 12, 2020, we entered into Amendment No. 1 to the Facility Agreement and into an Amendment and Restatement Agreement to our Euro Facility. The amendments, which are effective through the respective expirations of the Facility Agreement and Euro Facility, permit us to include the gross book value of $3.2 billion of goodwill (fully impaired in the quarter ended March 31, 2020) in the calculation of consolidated net worth, which is used in the calculation of our quarterly compliance with the total capitalization ratio under the Facility Agreement and Euro Facility.
The Facility Agreement and Euro Facility contain usual and customary covenants, representations and warranties and events of default for credit facilities of this type, including financial covenants requiring that our total capitalization ratio not exceed 60% at the end of any financial quarter. The Facility Agreement and Euro Facility also contain covenants restricting our ability and our subsidiaries’ ability to incur additional liens and indebtedness, enter into asset sales, or make certain investments.
As of June 30, 2020, we were in compliance with all restrictive covenants under our credit facilities.
CCFF Program - On May 19, 2020, we entered into a dealer agreement (the “Dealer Agreement”) with Bank of America Merrill Lynch International DAC (the “Dealer”) and an Issuing and Paying Agency Agreement (the “Agency Agreement”, and together with the Dealer Agreement, the “Agreements”) with Bank of America, National Association, London Branch, relating to the European commercial paper program established under the CCFF Program as a source of additional liquidity.
The Agreements provide the terms under which we may issue, and the Dealer will arrange for, the sale of short-term, unsecured commercial paper notes (the “Notes”) to reduce existing debt or decrease overall borrowing costs. The Notes contain customary representations, warranties, covenants, defaults, and indemnification provisions, and will be sold at such discounts from their face amounts as shall be agreed between us and the Dealer. The Notes will be fully payable at maturity, and the maturities of the Notes will vary but may not exceed 364 days. The principal amount of outstanding Notes may not exceed £600 million. The Agency Agreement provides for the terms of issuance and payment of the Notes. As of June 30, 2020, our commercial paper borrowings under the CCFF Program had a weighted average interest rate of 0.43%. As of June 30, 2020, we had $392.7 million of Notes outstanding and recorded as long-term borrowings under the CCFF Program because we had the ability and intent to refinance the obligation due March 2021. Subsequent to June 30, 2020, we issued an additional $348.6 million of Notes.

Bilateral credit facility - We have access to a €100.0 million bilateral credit facility expiring in May 2021.
The bilateral credit facility contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type.
As of June 30, 2020, there were no outstanding borrowings under our bilateral credit facility.

Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our revolving facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the consolidated balance sheets as of June 30, 2020 and December 31, 2019. Commercial paper borrowings are issued at market interest rates. As of June 30, 2020, our commercial paper borrowings had a weighted average interest rate of 2.05% on the U.S. dollar denominated borrowings and 0.06% on the Euro denominated borrowings. As of June 30, 2020, we had $1,459.5 million of outstanding commercial paper borrowings under this program.

Synthetic bonds - As we have both the ability and intent to refinance this obligation on a long-term basis, our synthetic bonds due January 2021 are classified as long-term debt in the consolidated balance sheets as of June 30, 2020.

Bank borrowings - In December 2016, we entered into a £160.0 million term loan agreement to finance the Deep Explorer, a diving support vessel (“DSV”), maturing December 2028. Under the loan agreement, interest accrues at an annual rate of 2.813%. This loan agreement contains usual and customary covenants and events of default for loans of this type.
On December 30, 2019, we completed the acquisition of the remaining 50% interest in TOP CV. In connection with the acquisition, we assumed liabilities that included a $203.1 million term loan, of which $174.0 million is outstanding and due September 30, 2020. The debt is fully collateralized against our two vessels, Coral do Atlantico and Deep Star.
In January 2019, we executed a sale-leaseback transaction to finance the purchase of a deepwater DSV, Deep Discoverer (the “Vessel”) for the full transaction price of $116.8 million. The sale-leaseback agreement was entered into with a French joint-stock company owned by Credit Industrial et Commercial which was formed for the sole purpose to purchase and act as the lessor of the Vessel. It is a VIE, which is fully consolidated in our condensed consolidated financial statements. The transaction was funded through debt of $96.2 million which is primarily long-term, expiring on January 8, 2031.
Foreign committed credit - We have committed credit lines at many of our international subsidiaries for immaterial amounts. We utilize these facilities for asset financing and to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market.

NOTE 15. STOCKHOLDERS’ EQUITY
Cash dividends paid during the six months ended June 30, 2020 and 2019 were $59.2 million and $116.6 million, respectively. We made a dividend payment of $0.13 per share in April 2020, which fulfills our annual dividend under our revised dividend policy announced on April 21, 2020.

As an English public limited company, we are required under U.K. law to have available “distributable reserves” to conduct share repurchases or pay dividends to shareholders. Distributable reserves are a statutory requirement and are not linked to a GAAP reported amount (e.g., retained earnings). The declaration and payment of dividends require the authorization of our Board of Directors, provided that such dividends on issued share capital may be paid only out of our “distributable reserves” in our statutory balance sheet. Therefore, we are not permitted to pay dividends out of share capital, which includes share premium. On November 27, 2019, we redeemed 50,000 redeemable shares of £1 each and cancelled one deferred ordinary share of £1 in the capital of the Company.
In April 2017, the Board of Directors authorized the repurchase of $500.0 million in ordinary shares under our share repurchase program. We implemented our share repurchase plan in September 2017. The Board of Directors authorized an extension of this program, adding $300.0 million in December 2018 for a total of $800.0 million in ordinary shares. There were no ordinary shares repurchased during the six months ended June 30, 2020 under our authorized share repurchase program. The $500.0 million part of the program was completed on December 20, 2018. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss attributable to non-controlling interest
December 31, 2019	$(1,230.1)	$(5.8)	$(171.6)	$(1,407.5)	$(4.7)
Other comprehensive income (loss) before reclassifications, net of tax	(196.3)	(52.9)	2.2	(247.0)	(7.9)
Reclassification adjustment for net losses included in net income (loss), net of tax	—	3.8	4.9	8.7	—
Other comprehensive income (loss), net of tax	(196.3)	(49.1)	7.1	(238.3)	(7.9)
June 30, 2020	$(1,426.4)	$(54.9)	$(164.5)	$(1,645.8)	$(12.6)
Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(11.3)	$(13.2)	$(22.4)	$(12.5)	Revenue
	10.2	2.3	20.0	4.9	Cost of sales
	(0.4)	—	(0.4)	0.1	Selling, general and administrative expense
	(2.2)	1.0	(1.2)	(1.4)	Other income (expense), net
	(3.7)	(9.9)	(4.0)	(8.9)	Loss before income taxes
	—	(3.2)	(0.2)	(2.5)	Provision for income taxes (Note 19)
	$(3.7)	$(6.7)	$(3.8)	$(6.4)	Net loss
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	(0.2)	(1.5)	(0.5)	(1.9)	(a)
Amortization of net actuarial loss	(3.1)	—	(5.9)	—	(a)
	(3.3)	(1.5)	(6.4)	(1.9)	Loss before income taxes
	(0.9)	(0.4)	(1.5)	(0.5)	Provision for income taxes (Note 19)
	$(2.4)	$(1.1)	$(4.9)	$(1.4)	Net loss
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost
.
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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for non-vested share options and time-based and performance-based restricted stock units was $16.8 million and $21.1 million for the three months ended June 30, 2020 and 2019, respectively, and $38.4 million and $41.5 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 17. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Subsea	$95.8	$4.5	$2,869.4	$6.8
Technip Energies	35.9	2.1	42.7	5.9
Surface Technologies	6.7	1.2	431.1	2.7
Corporate and other	1.9	1.4	5.5	10.3
Total impairment, restructuring and other expenses	$140.3	$9.2	$3,348.7	$25.7
Goodwill and Long-Lived Assets Impairments
During the first half of 2020, triggering events were identified which led to impairments of certain long-lived assets, including goodwill.
During the three and six months ended June 30, 2020, impairment charges of $33.7 million and $3,221.7 million were recorded, respectively. These charges included goodwill impairment charges of $2,747.5 million and $335.9 million in our Subsea and Surface Technologies segments, respectively, recorded during the six months ended June 30, 2020. See Note 13 for further details.
For other long-lived assets, a conclusion was made that the market uncertainty was a triggering event for certain asset groups that serve short-cycle businesses in our Subsea and Surface Technologies segments. Assessing these asset groups for recoverability required the use of unobservable inputs that involves significant judgment. Such judgments include expected future asset utilization while taking into account reduced future capital spending by certain customers in response to market conditions. As a result of this assessment, during the three and six months ended June 30, 2020, impairment charges for Subsea of $32.5 million and $61.5 million, respectively, consisting mostly of installation and service equipment, and $1.2 million and $76.8 million, respectively, for Surface Technologies, consisting mainly of North America-based fracturing and wellhead assets, were recorded.
Restructuring and Other Expenses
In addition, during the three and six months ended June 30, 2020, we recorded restructuring and other charges of $106.6 million and $127.0 million, respectively. Restructuring and other charges primarily consisted of severance and other employee related costs and COVID-19 related expenses across all segments. Restructuring and other expenses were as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(In millions)	Restructuring and other charges	COVID-19 expenses	Restructuring and other charges	COVID-19 expenses
Subsea	$35.9	$27.4	$29.0	$31.4
Technip Energies	11.1	24.8	14.0	28.7
Surface Technologies	1.3	4.2	13.1	5.3
Corporate and other	1.9	—	5.5	—
Total	$50.2	$56.4	$61.6	$65.4
COVID-19 related expenses represent unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of COVID-19 pandemic situation, which would not have been incurred otherwise. COVID-19 related expenses primarily included (a) employee payroll and travel, operational disruptions associated with quarantining, personnel travel restrictions to job sites, and shutdown of manufacturing plants and sites; (b) supply chain and related expediting costs of accelerated shipments for previously ordered and undelivered products; (c) costs associated with implementing additional information technology to support remote working environments; and (d) facilities-related expenses to ensure safe working environments.

Prolonged uncertainty in energy markets could lead to further future reductions in capital spending from our customer base. In turn, this may lead to changes in our strategy. We will continue to take actions designed to mitigate the adverse effects of the rapidly changing market environment and expect to continue to adjust our cost structure to market conditions. If market conditions continue to deteriorate, we may record additional restructuring charges and additional impairments of our long-lived assets and equity method investments.

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES
Contingent liabilities associated with guarantees - In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds, and other guarantees with financial institutions for the benefit of our customers, vendors, and other parties. The majority of these financial instruments expire within five years. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect in our consolidated financial position, results of operations, or cash flows.
Guarantees consisted of the following:

(In millions)	June 30, 2020	December 31, 2019
Financial guarantees (a)	$944.4	$945.5
Performance guarantees (b)	4,988.4	4,916.0
Maximum potential undiscounted payments	$5,932.8	$5,861.5
(a)Financial guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on changes in an underlying agreement that is related to an asset, a liability or an equity security of the guaranteed party. These tend to be drawn down only if there is a failure to fulfill our financial obligations.
(b)Performance guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on another entity's failure to perform under a nonfinancial obligating agreement. Events that trigger payment are performance-related, such as failure to ship a product or provide a service.
We believe the ultimate resolution of our known contingencies will not materially adversely affect our consolidated financial position, results of operations, or cash flows.
Contingent liabilities associated with legal and tax matters - We are involved in various pending or potential legal and tax actions or disputes in the ordinary course of our business. These actions and disputes can involve our agents, suppliers, clients, and venture partners, and can include claims related to payment of fees, service quality, and ownership arrangements, including certain put or call options. We are unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, we believe that the most probable, ultimate resolution of these matters will not have a material adverse effect in our consolidated financial position, results of operations or cash flows.
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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at June 30, 2020 and December 31, 2019, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.

NOTE 19. INCOME TAXES
Our provision for income taxes for the three months ended June 30, 2020 and 2019 reflected effective tax rates of 53.6% and 0.8%, respectively. The year-over-year increase in the effective tax rate was primarily due to the impact of losses in jurisdictions with a full valuation allowance, offset in part by a favorable change in forecasted earnings mix. The increase also relates to one-time benefits, which were recorded in 2019, for the finalization of previously estimated tax liabilities based on the filing of tax returns.
Our provision for income taxes for the six months ended June 30, 2020 and 2019 reflected effective tax rates of (1.7)% and 10.3%, respectively. The year-over-year increase in the effective tax rate was primarily due to the impact of nondeductible goodwill impairments, offset in part by a favorable change in forecasted earnings mix.
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
Generally, we enter into hedging relationships such that changes in the fair values or cash flows of the transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives. For derivative instruments that qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative, which does not include the time value component of a forward currency rate, is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, any change in the fair value of those instruments is reflected in earnings in the period such change occurs.
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At June 30, 2020, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,915.9	2,144.9
Brazilian real	7,480.0	1,365.9
British pound	644.3	790.8
Norwegian krone	1,796.3	184.3
Malaysian ringgit	485.6	113.3
Singapore dollar	106.7	76.3
Indian rupee	2,072.5	27.4
Japanese yen	2,157.7	20.0
Colombian peso	51,238.2	13.6
Hong Kong dollar	(94.5)	(12.2)
Mexican peso	(460.7)	(19.9)
Australian dollar	(29.7)	(20.3)
Canadian dollar	(89.8)	(65.6)
U.S. dollar	(2,337.4)	(2,337.4)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2020, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	76.5	14.0
Euro	(6.4)	(7.2)
Norwegian krone	(103.0)	(10.6)
U.S. dollar	1.7	1.7

Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 21 for further details. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	June 30, 2020		December 31, 2019
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$184.9	$298.3	$94.3	$125.0
Long-term - Derivative financial instruments	77.1	67.0	34.8	48.0
Total derivatives designated as hedging instruments	262.0	365.3	129.1	173.0
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	17.0	10.2	7.6	16.3
Long-term - Derivative financial instruments	—	0.1	0.4	0.4
Total derivatives not designated as hedging instruments	17.0	10.3	8.0	16.7
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	0.1	—	4.3	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	0.1	—	4.3
Total derivatives	$279.1	$375.7	$141.4	$194.0
Cash flow hedges of forecasted transactions qualifying for hedge accounting, net of tax, resulted in accumulated other comprehensive losses of $55.8 million and $5.8 million at June 30, 2020 and December 31, 2019, respectively. We expect to transfer an approximate $33.6 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2023.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Foreign exchange contracts	$41.7	$(13.6)	$(70.3)	$3.0

The following represents the effect of cash flow hedge accounting on the consolidated statements of income for the three and six months ended June 30, 2020 and 2019:

(In millions)	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income	$(11.3)	$10.2	$(0.4)	$(2.2)	$(13.2)	$2.3	$—	$1.0
Amounts excluded from effectiveness testing	0.2	(0.5)	(0.1)	19.8	(0.8)	1.9	—	(12.5)
Total cash flow hedge gain (loss) recognized in income	(11.1)	9.7	(0.5)	17.6	(14.0)	4.2	—	(11.5)
Total hedge gain (loss) recognized in income	$(11.1)	$9.7	$(0.5)	$17.6	$(14.0)	$4.2	$—	$(11.5)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.5)	0.2	—	(13.4)	(0.1)	(0.1)	—	8.3
Total	$(11.6)	$9.9	$(0.5)	$4.2	$(14.1)	$4.1	$—	$(3.2)

(In millions)	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income	$(22.4)	$20.0	$(0.4)	$(1.2)	$(12.5)	$4.9	$0.1	$(1.4)
Amounts excluded from effectiveness testing	1.4	(2.7)	(0.1)	8.2	(1.1)	(2.2)	—	(22.1)
Total cash flow hedge gain (loss) recognized in income	(21.0)	17.3	(0.5)	7.0	(13.6)	2.7	0.1	(23.5)
Total hedge gain (loss) recognized in income	$(21.0)	$17.3	$(0.5)	$7.0	$(13.6)	$2.7	$0.1	$(23.5)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.6)	0.8	—	(22.1)	(1.1)	(0.1)	—	5.0
Total	$(21.6)	$18.1	$(0.5)	$(15.1)	$(14.7)	$2.6	$0.1	$(18.5)
Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2020 and December 31, 2019, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2020			December 31, 2019
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$279.1	$(187.9)	$91.2	$141.4	$(112.5)	$28.9
Derivative liabilities	$375.7	$(187.9)	$187.8	$194.0	$(112.5)	$81.5

NOTE 21. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2020				December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities(a)	$37.6	$37.6	$—	$—	$54.8	$54.8	$—	$—
Money market fund	1.8	—	1.8	—	1.5	—	1.5	—
Stable value fund(b)	1.5	—	—	—	2.1	—	—	—
Held-to-maturity debt securities	72.0	—	72.0	—	71.9	—	71.9	—
Derivative financial instruments
Synthetic bonds - call option premium	0.1	—	0.1	—	4.3	—	4.3	—
Foreign exchange contracts	279.0	—	279.0	—	137.1	—	137.1	—
Assets held for sale	1.9	—	—	1.9	25.8	—	—	25.8
Total assets	$393.9	$37.6	$352.9	$1.9	$297.5	$54.8	$214.8	$25.8
Liabilities
Redeemable financial liability	$219.8	$—	$—	$219.8	$268.8	$—	$—	$268.8
Derivative financial instruments
Synthetic bonds - embedded derivatives	0.1	—	0.1	—	4.3	—	4.3	—
Foreign exchange contracts	375.6	—	375.6	—	189.7	—	189.7	—
Liabilities held for sale	—	—	—	—	9.3	—	—	9.3
Total liabilities	$595.5	$—	$375.7	$219.8	$472.1	$—	$194.0	$278.1
(a)Includes fixed income and other investments measured at fair value.
(b)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
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
Mandatorily redeemable financial liability - In the fourth quarter of 2016, we obtained voting control interests in legal Technip Energies contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. As part of this transaction, we recognized the fair value of the mandatorily redeemable financial liability using a discounted cash flow model. The key assumptions used in applying the income approach are the selected discount rates and the expected dividends to be distributed in the future to the non-controlling interest holders. Expected dividends to be distributed are based on the non-controlling interests’ share of the expected profitability of the underlying contract, a 20.6% discount rate and the overall timing of completion of the project.
A mandatorily redeemable financial liability of $219.8 million was recognized as of June 30, 2020 to account for the fair value of the non-controlling interests. See Note 9 for further details.
A decrease of one percentage point in the discount rate would have increased the liability by $2.2 million as of June 30, 2020. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.

Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$300.1	$318.3	$268.8	$408.5
Less: Expenses recognized in net interest expense	(50.8)	(140.2)	(86.3)	(224.9)
Less: Settlements	131.1	45.7	135.3	220.6
Balance at end of period	$219.8	$412.8	$219.8	$412.8
Redeemable non-controlling interest - In the first quarter of 2018, we acquired a 51% share in Island Offshore Subsea AS that was subsequently renamed to TIOS AS. The non-controlling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement. As of June 30, 2020 and December 31, 2019, the fair value of our redeemable non-controlling interest was $41.1 million.
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
At the present time, we have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position. See Note 20 for further details.
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
During the first half of 2020 we recorded impairments primarily to installation and service equipment assets in our Subsea segment and North America-based fracturing and wellhead assets in our Surface Technologies segment. As of June 30, 2020, these impaired assets were recorded at their fair value of $314.3 million. We measured their fair value by estimating the amount and timing of net future cash flows, which are Level 3 unobservable inputs, and discounting them using a risk-adjusted rate of interest of 10.8%.
Other fair value disclosures
Fair value of debt - The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of June 30, 2020 was $2,149.4 million and $2,206.5 million, respectively. The respective carrying value and fair value of our Synthetic bonds and our Senior Notes and private placement notes on a combined basis as of December 31, 2019 were $1,981.2 million and $2,078.2 million, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK

Overall Outlook - The price of crude oil moved higher in the quarter despite the volatility experienced early in the period. However, oil prices were still down more than 30% since the start of the year, primarily due to the excess market supply. The significant demand destruction related to the COVID-19 pandemic continued throughout the quarter. The short-term outlook improved as the OPEC+ countries adopted a more constructive approach toward managing the oversupplied market.

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

COVID-19 - Beginning in the first quarter, we experienced operational impacts as a result of COVID-19. These impacts included supply chain disruptions; productivity declines; and logistics constraints. There has been a resumption of activity from some suppliers, and we expect that other supply chain impacts will subside as regional restrictions are removed, subject to any future deterioration in the global COVID-19 situation. We believe, given the long-cycle nature of our projects, that we will be able to mitigate a majority of the impacts related to supply chain disruption.

Even though many of our locations remained open, we experienced productivity declines as a result of the pandemic. The energy sector was deemed to be an essential business in most countries, which provided us the flexibility to keep offices and manufacturing centers open. We allowed all non-essential personnel to work from home but in some cases we experienced reduced productivity as employees transitioned to the new work environment. We also experienced periodic productivity declines in our manufacturing facilities as employee groups were isolated in the event of a COVID-19 exposure.

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

In addition to these operational impacts, we incurred incremental, direct costs related to voluntary measures implemented to ensure the safety of employees, contractors, suppliers, and clients. We activated a COVID-19 Incident Management Team in order to administer a consistent response throughout our global operations and provide coordinated support to localized events. Specific actions taken by the team included the following:

–Established a thorough Business Continuity Planning process, which included the work from home initiative, when practical, to support continuity of operations;
–Adopted enhanced sanitation practices across all offices and facilities, implemented personal hygiene protocols and measures to restrict non-essential business travel, and restricted non-essential visitors from visiting our offices and facilities;
–Provided personal protective equipment and performed proactive health screening and testing of offshore personnel and required employees to self-quarantine when they may have been exposed to, or shown any symptoms of COVID-19;
–Collaborated more closely with clients to mitigate COVID-19 impacts in order to advance projects and meet customer requirements, albeit at reduced productivity in some instances; and
–Engaged with critical vendors regarding their own pandemic preparedness plans to minimize the impact to our business operations.

Senior management is continuously monitoring the situation and providing frequent communications to both employees and external clients and partners. Regulatory directives and COVID-19 case management continued to result in the periodic full or partial operational disruption of some of our facilities, vessels, and suppliers beyond the first quarter, and we expect some level of disruption to continue in the second half of the year.

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

We believe that deepwater will become an even more prevalent piece of the energy mix as project economics remain attractive, particularly for brownfield developments. Sanctioning on a number of greenfield projects has shifted from the current year, impacting our previous projection for 2020 orders. We continue to evaluate approximately $11 billion of large project opportunities that we believe are still likely to move forward over the next 24 months. Additional projects approaching $6 billion in value have been extended beyond this timeframe but remain active and subject to future award. Large project activity continues to demonstrate our strength in important basins such as Brazil, Guyana, and Norway.

Beyond this large project activity, our orders have been supported by subsea services, direct iEPCI™ awards and small project activity, much of which is exclusive to TechnipFMC. These opportunities have generated over $3 billion of inbound orders in each of the last three years and are enabled by our installed base, growing list of alliance partners, and unique integrated FEED capabilities. We anticipate resiliency in services activity, where we expect to benefit from the industry’s largest installed base of subsea equipment in operation today, as well as a likely shift by some clients from greenfield developments to brownfield intervention.

We continue to work closely with our customers through early engagement in iFEED™ and the use of iEPCI™ to allow more project final investment decisions through the cycle. iEPCI™ can support our clients’ initiatives to improve subsea project economics by helping to reduce cost and accelerate time to first oil. TechnipFMC’s integrated commercial model now accounts for a significant portion of our orders and revenue and will serve as our standard approach to new business going forward.

As the subsea industry continues to evolve, we are accelerating actions to further streamline our organization, achieve standardization, and reduce cycle times. Continued rationalization of our global footprint will also further leverage the benefits of the integrated offering. We aim to continuously align our operations with activity levels, while preserving our core capacity in order to deliver current projects in backlog and future order activity.

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

Market dynamics for LNG have shifted in recent months, and this will alter the broader LNG landscape in the near-term. The number of economically viable LNG projects is likely to decline, and many of the remaining qualified EPC contractors will be challenged in this period of subdued project sanctioning. Technip Energies has demonstrated remarkable resilience through past cycles, and we do not believe this is the start of an extended downturn for our Company. We have already been awarded two additional projects, Rovuma in Mozambique and Energia Costa Azul in Mexico, although both remain subject to final investment decision, and neither of these projects are included in our backlog today. In addition, we are actively tendering a major project in the Middle East and performing front-end work on other LNG prospects, some of which are likely to move forward due in part to their strategic importance to their host country. We continue to believe that the long-term fundamentals for natural gas – LNG in particular - remain strong given its critical role as a transition fuel.

As an industry leader, TechnipFMC is well positioned for growth in new liquefaction and regasification capacity as well as opportunities in biofuels, green chemistry, and other energy alternatives. Active engagement in FEED studies provides a platform for early collaboration with clients and can significantly de-risk project execution while also supporting our pursuit of EPC contracts. Our direct engagement led to the signing of a major EPC contract in July for the construction of a new hydrocracking complex for the Assiut refinery in Egypt. Additionally, we continue to selectively pursue refining, petrochemical, fertilizer and renewables project opportunities in the Middle East, Africa, Asia and North America as these sectors typically prove to be more resilient through a downturn.

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

Surface Technologies - North American activity declined significantly during the second quarter as evidenced by the more than 60% sequential decline in rig count and fracturing crews over the period. We have taken rapid and aggressive actions to reduce our costs as we look to mitigate the steep sales decline anticipated in the current year. The number of U.S. fracturing crews has started to recover from the recent trough reached in May, and activity more broadly is expected to remain flat during the second half of 2020.

Activity outside North America is expected to remain more resilient. We also continue to benefit from our exposure to the Middle East and Asia Pacific, both of which are being supported by strength in gas-related activity. The business mix outside of North America is expected to account for as much as 60% of total segment revenue for 2020.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Three Months Ended
	June 30,		Change
(In millions, except %)	2020	2019	$	%
Revenue	$3,158.5	$3,434.2	(275.7)	(8.0)

Costs and expenses
Cost of sales	2,641.0	2,745.2	(104.2)	(3.8)
Selling, general and administrative expense	234.9	323.8	(88.9)	(27.5)
Research and development expense	38.2	29.5	8.7	29.5
Impairment, restructuring and other expenses (Note 17)	140.3	9.2	131.1	1,425.0
Merger transaction and integration costs	—	12.9	(12.9)	(100.0)
Total costs and expenses	3,054.4	3,120.6	(66.2)	(2.1)

Other income (expense), net	(9.7)	(72.6)	62.9	86.6
Income from equity affiliates (Note 12)	13.0	14.2	(1.2)	(8.5)
Net interest expense	(74.4)	(140.6)	66.2	47.1
Income (loss) before income taxes	33.0	114.6	(81.6)	(71.2)
Provision for income taxes (Note 19)	17.7	0.9	16.8	1,866.7
Net income (loss)	15.3	113.7	(98.4)	(86.5)
Net income attributable to non-controlling interests	(3.6)	(16.7)	13.1	78.4
Net income (loss) attributable to TechnipFMC plc	$11.7	$97.0	(85.3)	(87.9)
Revenue
Revenue decreased $275.7 million or 8.0% in the second quarter of 2020 compared to the second quarter of 2019. Subsea revenue decreased due to negative impacts from foreign exchange translation due to a stronger U.S. dollar. Excluding foreign exchange impacts, revenue was flat compared to the prior year quarter, despite operational challenges associated with COVID-19 related disruptions, driven by solid backlog execution. Increased revenue in Technip Energies was primarily driven by higher activity in Europe and North America. The continued ramp-up of Arctic LNG 2 was partially offset by the decline in revenue from Yamal LNG, which continues to progress through the warranty phase. Technip Energies revenue was negatively impacted by COVID-19 related disruptions, which were offset by the increase in revenue as a result of a litigation settlement. Surface Technologies revenue decreased versus the prior-year period, primarily as a result of the significant decline in North American activity and the impact of COVID-19 related disruptions.

Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales decreased to 16.4% in the second quarter of 2020, from 20.1% in the prior-year period. Subsea gross profit primarily decreased due to a more competitively priced backlog and the negative operational impacts related to COVID-19. Gross profit declined in Technip Energies due in large part to a reduced contribution from Yamal LNG as the project reached physical completion last year and is progressing through the warranty phase. Surface Technologies gross profit was negatively impacted primarily by the year-over-year decline in North American drilling and completions activity.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $88.9 million year-over-year, primarily as a result of decreased corporate expenses, driven by the accelerated pace of cost reduction actions.

Impairment, Restructuring and Other Expenses
We incurred $140.3 million of restructuring, impairment and other charges during the second quarter of 2020. These charges primarily included $56.4 million of COVID-19 related expenses and $50.2 million restructuring and severance expenses. COVID-19 related expenses represent unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of COVID-19 pandemic situation, which would not have been incurred otherwise. COVID-19 related expenses primarily included (a) employee payroll and travel, operational disruptions associated with quarantining, personnel travel restrictions to job sites, and shutdown of manufacturing plants and sites; (b) supply chain and related expediting costs of accelerated shipments for previously ordered and undelivered products; (c) costs associated with implementing additional information technology to support remote working environments; and (d) facilities-related expenses to ensure safe working environments. COVID-19 related expenses exclude costs associated with project and/or operational inefficiencies, time delays in performance delivery, indirect costs increases and potentially reimbursable or recoverable expenses. See Note 17 for further details.

Merger Transaction and Integration Costs
We incurred integration costs of $12.9 million during the second quarter of 2019, before the announcement of the planned separation transaction due to the continuation of the integration activities pertaining to combining the two legacy companies.
Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the second quarter of 2020, we recognized $5.8 million of net foreign exchange losses, compared to $18.0 million of net foreign exchange losses in the second quarter of 2019. The decrease in foreign exchange losses during the second quarter resulted from decreased hedging costs and a reduction in foreign exchange losses from unhedged currencies, primarily Angola. Other income (expense), net for the second quarter of 2019 also included a legal provision, net of settlements, of $55.2 million.
Net Interest Expense
During three months ended June 30, 2020, net interest expense decreased $66.2 million compared to the same period in 2019, primarily due to the change in the fair value of the redeemable financial liability. We revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $50.8 million during the three months ended June 30, 2020 as compared to $140.2 million recognized during the same period in 2019. See Note 21 for further details. Net interest expense, excluding the fair value measurement of the mandatorily redeemable financial liability, also includes the impact of interest income and expenses, which were lower on a net basis compared to three months ended June 30, 2019.
Provision for Income Taxes
Our provision for income taxes for three months ended June 30, 2020 and 2019 reflected effective tax rates of 53.6% and 0.8% for the three months ended June 30, 2020 and 2019, respectively. The year-over-year increase in the effective tax rate was primarily due to the impact of losses in jurisdictions with a full valuation allowance, offset in part by a favorable change in forecasted earnings mix. The increase also relates to one-time benefits, which were recorded in 2019, for the finalization of previously estimated tax liabilities based on the filing of tax returns.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Six Months Ended
	June 30,		Change
(In millions, except %)	2020	2019	$	%
Revenue	$6,288.8	$6,347.2	(58.4)	(0.9)

Costs and expenses
Cost of sales	5,342.7	5,157.1	185.6	3.6
Selling, general and administrative expense	528.8	621.6	(92.8)	(14.9)
Research and development expense	73.4	69.4	4.0	5.8
Impairment, restructuring and other expenses (Note 17)	3,348.7	25.7	3,323.0	12,930.0
Separation costs (Note 2)	27.1	—	27.1	n/a
Merger transaction and integration costs	—	25.0	(25.0)	n/a
Total costs and expenses	9,320.7	5,898.8	3,421.9	58.0

Other income (expense), net	(38.2)	(98.8)	60.6	61.3
Income from equity affiliates (Note 11)	41.8	28.1	13.7	48.8
Net interest expense	(146.7)	(228.8)	82.1	35.9
Income (loss) before income taxes	(3,175.0)	148.9	(3,323.9)	(2,232.3)
Provision for income taxes (Note 19)	55.4	15.4	40.0	259.7
Net income (loss)	(3,230.4)	133.5	(3,363.9)	(2,519.8)
Net income attributable to non-controlling interests	(14.0)	(15.6)	1.6	10.3
Net income (loss) attributable to TechnipFMC plc	$(3,244.4)	$117.9	(3,362.3)	(2,851.8)
Revenue
Revenue decreased $58.4 million in the first six months of 2020, compared to the prior-year period. Subsea revenue decreased year-over-year primarily due to negative impacts from foreign exchange translation due to a stronger U.S. dollar. Excluding foreign exchange impacts, project revenue grew primarily due to increased project activity in the Gulf of Mexico and Norway. Increased revenue in Technip Energies was primarily driven by the continued ramp-up of Arctic LNG 2, increased activity on downstream projects and Process Technology business, more than offset the decline in revenue from Yamal LNG, which continues to progress through the warranty phase. Technip Energies revenue was negatively impacted by COVID-19 related disruptions, which were offset by the increase in revenue as a result of a litigation settlement. Surface Technologies revenue decreased versus the prior-year period, primarily as a result of the significant decline in North American activity, the inbound delay in International market areas, and the impact of COVID-19 related disruptions.

Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales decreased to 15.0% in the first six months of 2020, compared to 18.8% in the prior-year period. Subsea gross profit primarily decreased due to a more competitively priced backlog and the negative operational impacts related to COVID-19. Gross profit declined in Technip Energies due in large part to a reduced contribution from Yamal LNG as the project reached physical completion last year and is progressing through the warranty phase. Surface Technologies gross profit was negatively impacted primarily by the year-over-year decline in North American drilling and completions activity.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $92.8 million year-over-year, primarily as a result of decreased corporate expenses, driven by the accelerated pace of cost reduction actions.

Impairment, Restructuring and Other Expense
We incurred $3,348.7 million of restructuring, impairment and other charges during the first six months of 2020. These charges primarily included $3,083.4 million of goodwill impairment, $138.3 million of long-lived assets impairment, $65.4 million of COVID-19 related expenses, and $61.6 million for restructuring and severance expenses. COVID-19 related expenses represent unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of COVID-19 pandemic situation, which would not have been incurred otherwise. COVID-19 related expenses primarily included (a) employee payroll and travel, operational disruptions associated with quarantining, personnel travel restrictions to job sites, and shutdown of manufacturing plants and sites; (b) supply chain and related expediting costs of accelerated shipments for previously ordered and undelivered products; (c) costs associated with implementing additional information technology to support remote working environments; and (d) facilities-related expenses to ensure safe working environments. COVID-19 related expenses exclude costs associated with project and/or operational inefficiencies, time delays in performance delivery, indirect costs increases and potentially reimbursable or recoverable expenses. See Note 17 for further details.
Merger Transaction and Integration Costs
We incurred merger transaction and integration costs of $25.0 million during the first six months of 2019, before the announcement of the planned separation transaction due to the continuation of the integration activities pertaining to combining the two legacy companies.
Separation Costs
We incurred $27.1 million of separation costs associated with the preparation of the separation transaction during the first six months of 2020. Due to the COVID-19 pandemic, the significant decline in commodity prices, and the heightened volatility in global equity markets, we have postponed the completion of the transaction until the markets sufficiently recover. See to Note 2 for further details.
Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions. In the first six months of 2020, we recognized $49.1 million of net foreign exchange losses, compared with $29.6 million of net foreign exchange losses in the prior year period. The increase in foreign exchange losses during the first six months of 2020 resulted from the effects of the strengthening U.S. dollar on naturally hedged projects and increased hedging costs due to high volatility in the currency and interest rate markets. Other income (expense), net for the first half of 2019 also included a legal provision, net of settlements, of $55.2 million.
Net Interest Expense
Net interest expense decreased $82.1 million in the first six months of 2020, compared to 2019, primarily due to the change in the fair value of the redeemable financial liability. We revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $86.3 million during the first half of 2020 as compared to $224.9 million recognized during the same period in 2019. See Note 21 for further details. Net interest expense, excluding the fair value measurement of the mandatorily redeemable financial liability, also includes the impact of interest income and expenses, which were lower on a net basis compared to the first half of 2019.
Provision for Income Taxes
Our provision for income taxes for the first six months of 2020 and 2019 reflected effective tax rates of (1.7)% and 10.3%, respectively. The year-over-year increase in the effective tax rate was primarily due to the impact of nondeductible goodwill impairments, offset in part by a favorable change in forecasted earnings mix.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2020 AND 2019
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 6 for further details.
Subsea

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2020	2019	$	%
Revenue	$1,378.5	$1,508.7	(130.2)	(8.6)
Operating profit (loss)	$(75.6)	$94.6	(170.2)	(179.9)

Operating profit as a percentage of revenue	(5.5)%	6.3%		(11.8) pts.
Subsea revenue decreased $130.2 million or 8.6% year-over-year, primarily due to negative impacts from foreign exchange translation of $129.0 million due to a stronger U.S. dollar. Excluding foreign exchange impacts, revenue was flat, with project revenue lower in Africa and Australia, partially offset by increased revenue from the Gulf of Mexico and Norway. Despite operational challenges associated with COVID-19 related disruptions, we continued to demonstrate strong execution of backlog.

Subsea operating profit decreased from the prior-year quarter primarily due to non-recurring charges, including $95.8 million of asset impairment, restructuring and other charges, compared to $4.5 million in 2019. Operating profit was also negatively affected by a more competitively priced backlog and the negative operational impacts related to COVID-19. Non-recurring charges incurred related to COVID-19 disruptions during the period were $27.4 million. See to Note 17 for further details.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Technip Energies(a)

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2020	2019	$	%
Revenue	$1,538.3	$1,505.0	33.3	2.2
Operating profit	$231.3	$274.0	(42.7)	(15.6)

Operating profit as a percentage of revenue	15.0%	18.2%		(3.2) pts.
(a) In connection with the planned separation transaction, in the first quarter of 2020, we renamed our Onshore/Offshore segment Technip Energies. See Note 2 for further details.
Technip Energies revenue increased $33.3 million or 2.2% year-over-year. Revenue benefited from higher activity in LNG, downstream and by our Process Technology business. The continued ramp-up of Arctic LNG 2 more than offset the decline in revenue from Yamal LNG which continues to progress through the warranty phase. COVID-19 related operational efficiencies and business disruption also impeded revenue growth in the quarter. Revenues during the quarter benefited from the $113.2 million litigation settlement.

Operating profit decreased versus the prior-year quarter, primarily due to a reduced contribution from Yamal LNG and lower margin realization on early stage projects, including Arctic LNG 2. Project execution remained strong across the portfolio. Non-recurring charges incurred related to COVID-19 disruptions during the period were $24.8 million. See to Note 17 for further details.

Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Surface Technologies

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2020	2019	$	%
Revenue	$241.7	$420.5	(178.8)	(42.5)
Operating profit	$(13.4)	$25.5	(38.9)	(152.5)

Operating profit as a percentage of revenue	(5.5)%	6.1%		(11.6) pts.
Surface Technologies revenue decreased $178.8 million, or 42.5%, year-over-year, primarily driven by the significant decline in North American activity. COVID-19 related disruptions and reduced activity levels led to a more modest revenue decline outside of North America, where over 60% of total segment revenue was generated during the period.
Surface Technologies operating profit decreased versus the prior-year quarter primarily due to lower activity in North America driven by the significant decline in rig count and completions-related activity. Operating profit was also negatively impacted by non-recurring charges related to COVID-19 disruptions, which were $4.2 million for the three months ended June 30, 2020. See to Note 17 for further details.
Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Corporate Expenses

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Corporate expenses	$(29.1)	$(120.9)	91.8	75.9
Corporate expenses decreased by $91.8 million primarily due to lower activity and cost cutting measures implemented during the second quarter of 2020. Corporate expense incurred during the second quarter of 2019 included a legal provision, net of settlements of, $55.2 million and $12.9 million of integration expenses.
Refer to “Non-GAAP Measures” for further information regarding our segment operating results.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 6 for further details.
Subsea

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Revenue	$2,631.6	$2,694.0	(62.4)	(2.3)
Operating profit (loss)	$(2,826.3)	$144.5	(2,970.8)	n/a

Operating profit (loss) as a percentage of revenue	(107.4)%	5.4%		(112.8) pts.
Subsea revenue decreased $62.4 million, or 2.3%, year-over-year, primarily due to negative impacts from foreign exchange translation of $198.0 million due to a stronger U.S. dollar. Excluding foreign exchange impacts, project revenue grew primarily due to increased project activity in the Gulf of Mexico and Norway. Despite operational challenges associated with COVID-19 related disruptions, we continued to demonstrate strong execution of backlog.

Subsea operating loss is due primarily to significant impairment charges and other non-recurring charges. The operating loss included $2,869.4 million of goodwill and long-lived assets impairments, restructuring and other charges and COVID-19 related expenses compared to $6.8 million in 2019. Non-recurring charges incurred related to COVID-19 disruptions during the period were $31.4 million. See Note 17 for further details.

Refer to ‘Non-GAAP Measures’ below for more information regarding our segment operating results.

Technip Energies(a)

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Revenue	$3,086.0	$2,840.1	245.9	8.7
Operating profit	$382.5	$429.7	(47.2)	(11.0)

Operating profit as a percentage of revenue	12.4%	15.1%		(2.7) pts.
(a) In connection with the planned separation transaction, in the first quarter of 2020, we renamed our Onshore/Offshore segment Technip Energies. See Note 2 for further details.
Technip Energies revenue increased $245.9 million, or 8.7% year-over-year. Revenue benefited from higher activity in LNG, downstream and by our Process Technology business. The continued ramp-up of Arctic LNG 2 more than offset the decline in revenue from Yamal LNG which continues to progress through the warranty phase. COVID-19 related operational efficiencies and business disruption also impeded revenue growth during the six months ended June 30, 2020. Revenue during the period benefited from a $113.2 million litigation settlement.

Operating profit decreased year-over-year, primarily due to a reduced contribution from Yamal LNG and lower margin realization on early stage projects, including Arctic LNG 2. Project execution remained strong across the portfolio. Non-recurring charges incurred related to COVID-19 disruptions during the period were $28.7 million. See Note 17 for further details.

Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.

Surface Technologies

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Revenue	$571.2	$813.1	(241.9)	(29.8)
Operating profit (loss)	$(437.4)	$36.0	(473.4)	n/a

Operating profit (loss) as a percentage of revenue	(76.6)%	4.4%		(81.0) pts.
Surface Technologies revenue decreased $241.9 million, or 29.8%, year-over-year, primarily driven by the significant decline in North American activity. COVID-19 related disruptions and reduced activity levels led to a more modest revenue decline outside of North America, where over 50% of total segment revenue was generated during the period.
Surface Technologies operating loss was primarily due to impairment and restructuring charges. Operating loss was also negatively impacted by the reduced demand in North America driven by the significant decline in rig count and completions-related activity. Non-recurring charges incurred related to COVID-19 disruptions during the period were $5.3 million. See Note 17 for further details.

Refer to ‘Non-GAAP Measures’ below for more information regarding our segment operating results.
Corporate Expenses

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Corporate expenses	$(98.0)	$(202.9)	104.9	51.7
Corporate expenses decreased by $104.9 million primarily due to lower activity and cost cutting measures implemented during the first six months of 2020 and included $27.1 million of separation costs incurred during the first quarter of 2020. Corporate expense incurred during the first six months of 2019 included a legal provision, net of settlements, of $55.2 million and $25.0 million of integration expenses.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended) below.
–Net income, excluding charges and credits, as well as measures derived from it (excluding charges and credits;
–Income before net interest expense and taxes, excluding charges and credits ("Adjusted Operating profit");
–Depreciation and amortization, excluding charges and credits (“Adjusted Depreciation and amortization”);
–Earnings before net interest expense, income taxes, depreciation and amortization, excluding charges and credits ("Adjusted EBITDA");
–Corporate expenses excluding charges and credits and foreign exchange impacts; and
–Net (debt) cash
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2020
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$11.7	$3.6	$17.7	$74.4	$107.4	$106.6	$214.0

Charges and (credits):
Impairment and other charges	53.5	—	(19.8)	—	33.7	—	33.7
Restructuring and other charges	47.6	—	2.6	—	50.2	—	50.2
Direct COVID-19 expenses	47.8	—	8.6	—	56.4	—	56.4
Litigation settlement	(113.2)	—	—	—	(113.2)	—	(113.2)
Valuation allowance	(5.2)	—	5.2	—	—	—	—
Adjusted financial measures	$42.2	$3.6	$14.3	$74.4	$134.5	$106.6	$241.1

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$0.03
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.09

	Three Months Ended
	June 30, 2019
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$97.0	$16.7	$0.9	$140.6	$255.2	$117.5	$372.7

Charges and (credits):
Impairment and other charges	0.4	—	0.1	—	0.5	—	0.5
Restructuring and other severance charges	6.7	—	2.0	—	8.7	—	8.7
Business combinations transaction and integration costs	9.8	—	3.1	—	12.9	—	12.9
Legal provision, net	55.2	—	—	—	55.2	—	55.2
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Adjusted financial measures	$175.6	$16.7	$8.1	$140.6	$341.0	$109.0	$450.0

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$0.21
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.39

	Six Months Ended
	June 30, 2020
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(3,244.4)	$14.0	$55.4	$146.7	$(3,028.3)	$227.0	$(2,801.3)

Charges and (credits):
Impairment and other charges	3,213.4	—	8.3	—	3,221.7	—	3,221.7
Restructuring and other charges	56.2	—	5.4	—	61.6	—	61.6
Direct COVID-19 expenses	54.6	—	10.8	—	65.4	—	65.4
Litigation settlement	(113.2)	—	—	—	(113.2)	—	(113.2)
Separation costs	20.2	—	6.9	—	27.1	—	27.1
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Valuation allowance	(0.2)	—	0.2	—	—	—	—
Adjusted financial measures	$(6.9)	$14.0	$89.0	$146.7	$242.8	$218.5	$461.3

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$(7.24)
Adjusted diluted earnings per share attributable to TechnipFMC plc	$(0.02)

	Six Months Ended
	June 30, 2019
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$117.9	$15.6	$15.4	$228.8	$377.7	$236.9	$614.6

Charges and (credits):
Impairment and other charges	0.9	—	0.3	—	1.2	—	1.2
Restructuring and other severance charges	18.3	—	6.2	—	24.5	—	24.5
Business combinations transaction and integration costs	18.7	—	6.3	—	25.0	—	25.0
Reorganization	19.2	—	6.1	—	25.3	—	25.3
Legal provision, net	55.2	—	—	—	55.2	—	55.2
Purchase price accounting adjustment	13.0	—	4.0	—	17.0	(17.0)	—
Valuation allowance	(40.3)	—	40.3	—	—	—	—
Adjusted financial measures	$202.9	$15.6	$78.6	$228.8	$525.9	$219.9	$745.8

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$0.26
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.45

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2020
	Subsea	Technip Energies	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$1,378.5	$1,538.3	$241.7	$—	$—	$3,158.5

Operating profit (loss), as reported (pre-tax)	$(75.6)	$231.3	$(13.4)	$(29.1)	$(5.8)	$107.4

Charges and (credits):
Impairment and other charges	32.5	—	1.2	—	—	33.7
Restructuring and other charges	35.9	11.1	1.3	1.9	—	50.2
Direct COVID-19 expenses	27.4	24.8	4.2	—	—	56.4
Litigation settlement	—	(113.2)	—	—	—	(113.2)
Subtotal	95.8	(77.3)	6.7	1.9	—	27.1

Adjusted Operating profit (loss)	20.2	154.0	(6.7)	(27.2)	(5.8)	134.5

Adjusted Depreciation and amortization	79.4	8.6	15.0	3.6	—	106.6

Adjusted EBITDA	$99.6	$162.6	$8.3	$(23.6)	$(5.8)	$241.1

Operating profit margin, as reported	(5.5)%	15.0%	(5.5)%			3.4%

Adjusted Operating profit margin	1.5%	10.0%	-2.8%			4.3%

Adjusted EBITDA margin	7.2%	10.6%	3.4%			7.6%

	Three Months Ended
	June 30, 2019
	Subsea	Technip Energies	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$1,508.7	$1,505.0	$420.5	$—	$—	$3,434.2

Operating profit (loss), as reported (pre-tax)	$94.6	$274.0	$25.5	$(120.9)	$(18.0)	$255.2

Charges and (credits):
Impairment and other charges	(0.1)	—	0.6	—	—	0.5
Restructuring and other severance charges	4.6	2.1	0.6	1.4	—	8.7
Business combination transaction and integration costs	—	—	—	12.9	—	12.9
Legal provision, net	—	—	—	55.2	—	55.2
Purchase price accounting adjustments - amortization related	8.5	—	—	—	—	8.5
Subtotal	13.0	2.1	1.2	69.5	—	85.8

Adjusted Operating profit (loss)	107.6	276.1	26.7	(51.4)	(18.0)	341.0

Adjusted Depreciation and amortization	78.6	5.8	20.0	4.6	—	109.0

Adjusted EBITDA	$186.2	$281.9	$46.7	$(46.8)	$(18.0)	$450.0

Operating profit margin, as reported	6.3%	18.2%	6.1%			7.4%

Adjusted Operating profit margin	7.1%	18.3%	6.3%			9.9%

Adjusted EBITDA margin	12.3%	18.7%	11.1%			13.1%

	Six Months Ended
	June 30, 2020
	Subsea	Technip Energies	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$2,631.6	$3,086.0	$571.2	$—	$—	$6,288.8

Operating profit (loss), as reported (pre-tax)	$(2,826.3)	$382.5	$(437.4)	$(98.0)	$(49.1)	$(3,028.3)

Charges and (credits):
Impairment and other charges	2,809.0	—	412.7	—	—	3,221.7
Restructuring and other charges*	29.0	14.0	13.1	5.5	—	61.6
Direct COVID-19 expenses	31.4	28.7	5.3	—	—	65.4
Litigation settlement	—	(113.2)	—	—	—	(113.2)
Separation costs	—	—	—	27.1	—	27.1
Purchase price accounting adjustments	8.5	—	—	—	—	8.5
Subtotal	2,877.9	(70.5)	431.1	32.6	—	3,271.1

Adjusted Operating profit (loss)	51.6	312.0	(6.3)	(65.4)	(49.1)	242.8

Adjusted Depreciation and amortization	152.8	17.7	39.1	8.9	—	218.5

Adjusted EBITDA	$204.4	$329.7	$32.8	$(56.5)	$(49.1)	$461.3

Operating profit margin, as reported	(107.4)%	12.4%	(76.6)%			(48.2)%

Adjusted Operating profit margin	2.0%	10.1%	-1.1%			3.9%

Adjusted EBITDA margin	7.8%	10.7%	5.7%			7.3%
*On December 30, 2019, we completed the acquisition of the remaining 50% of Technip Odebrecht PLSV CV. A $7.3 million gain recorded within restructuring and other charges in the Subsea segment during the six months ended June 30, 2020.

	Six Months Ended
	June 30, 2019
	Subsea	Technip Energies	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$2,694.0	$2,840.1	$813.1	$—	$—	$6,347.2

Operating profit (loss), as reported (pre-tax)	$144.5	$429.7	$36.0	$(202.9)	$(29.6)	$377.7

Charges and (credits):
Impairment and other charges	0.6	—	0.6	—	—	1.2
Restructuring and other severance charges	6.2	5.9	2.1	10.3	—	24.5
Business combination transaction and integration costs	—	—	—	25.0	—	25.0
Reorganization	—	25.3	—	—	—	25.3
Legal provision, net	—	—	—	55.2	—	55.2
Purchase price accounting adjustments - amortization related	17.0	—	—	—	—	17.0
Subtotal	23.8	31.2	2.7	90.5	—	148.2

Adjusted Operating profit (loss)	168.3	460.9	38.7	(112.4)	(29.6)	525.9

Adjusted Depreciation and amortization	157.6	15.8	38.1	8.4	—	219.9

Adjusted EBITDA	$325.9	$476.7	$76.8	$(104.0)	$(29.6)	$745.8

Operating profit margin, as reported	5.4%	15.1%	4.4%			6.0%

Adjusted Operating profit margin	6.2%	16.2%	4.8%			8.3%

Adjusted EBITDA margin	12.1%	16.8%	9.4%			11.8%

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

	Inbound Orders
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Subsea	$511.7	$2,632.7	$1,683.8	$5,310.4
Technip Energies	835.8	8,131.2	1,396.4	11,270.0
Surface Technologies	187.1	415.7	553.4	783.6
Total inbound orders	$1,534.6	$11,179.6	$3,633.6	$17,364.0
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. The scheduling of some future work included in our order backlog has been impacted by COVID-19 related disruptions and remains subject to future adjustment. See Note 5 for further details.

	Order Backlog
(In millions)	June 30, 2020	December 31, 2019
Subsea	$7,085.3	$8,479.8
Technip Energies	13,132.6	15,298.1
Surface Technologies	385.9	473.2
Total order backlog	$20,603.8	$24,251.1
Subsea - Order backlog for Subsea at June 30, 2020 decreased by $1.4 billion compared to December 31, 2019. Subsea backlog of $7.1 billion at June 30, 2020 was composed of various subsea projects, including Total Golfinho; Eni Coral and Merakes; Petrobras Mero I; Energean Karish; ExxonMobil Liza Phase 2; Neptune Duva & Gjøa P1; Reliance MJ1; Equinor Johan Sverdrup Phase 2; Husky West White Rose; BP Platina; Chevron Gorgon Stage 2; and Woodside Pyxis and Lambert Deep.

Technip Energies - Technip Energies order backlog at June 30, 2020 decreased by $2.2 billion compared to December 31, 2019. Technip Energies backlog of $13.1 billion at June 30, 2020 was composed of various projects, including Arctic LNG 2, Yamal LNG; Midor refinery expansion; BP Tortue FPSO; Long Son Petrochemicals; ExxonMobil Beaumont refinery expansion; HURL fertilizer plants; Petronas Kasawari; Energean Karish; Neste bio-diesel expansion; and Motor Oil Hellas New Naphtha Complex.
Surface Technologies - Order backlog for Surface Technologies at June 30, 2020 decreased by $87.3 million compared to December 31, 2019. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within 12 months.
Non-consolidated backlog - Non-consolidated order backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.

Non-consolidated order backlog
(In millions)	June 30, 2020
Subsea	$702.8
Technip Energies	2,095.4
Total order backlog	$2,798.2

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
The following table provides a reconciliation of our cash and cash equivalents to net cash, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$4,809.5	$5,190.2
Short-term debt and current portion of long-term debt	(524.1)	(495.4)
Long-term debt, less current portion	(3,982.9)	(3,980.0)
Net cash	$302.5	$714.8
Cash Flows
Operating cash flows - During the six months ended June 30, 2020, we consumed $66.0 million in cash flows from operating activities, as compared to $195.5 million generated during in the six months ended June 30, 2019, resulting in a $261.5 million decrease compared to the prior-year period. The decrease was due primarily to timing differences on project milestones and vendor payments. In addition, operating cash flows for the six months ended June 30, 2020, decreased due to the negative working capital impact of the litigation settlement receivable recorded in the second quarter of 2020 and expected to be cash collected in early 2021, and by the $48.5 million scheduled payment for a previously recorded litigation settlement.

Investing cash flows - Investing activities used $137.3 million and $287.5 million of cash during the six months ended June 30, 2020 and 2019, respectively. The decrease of $150.2 million in cash used by investing activities was due primarily to decreased capital expenditures and decreased payments to acquire debt securities during the six months ended June 30, 2020.
Financing cash flows - Financing activities used $128.6 million and $828.5 million of cash during the six months ended June 30, 2020 and 2019, respectively. The decrease of $699.9 million in cash used by financing activities was due primarily to our efforts and commitment to preserve cash during the six months ended June 30, 2020, which included reduction in cash dividends and share repurchases.

Debt and Liquidity
Significant Funding and Liquidity Activities - During the six months ended June 30, 2020, we completed the following transactions in order to enhance our total liquidity position:
•Issued €150 million aggregate principal amount of new 4.500% notes due June 30, 2025. On July 31, 2020, we entered into a subscription agreement with respect to the issuance and sale of an additional €50 million aggregate principal amount of the Euro Denominated Notes, which is expected to close on August 4, 2020 and is subject to the satisfaction of customary conditions precedent. In the event of the spin-off of our Technip Energies business segment followed, within three months of the effective date of the spin-off, by a downgrade by a nationally recognized rating agency of the corporate rating of TechnipFMC from an investment grade to a non-investment grade rating or a withdrawal of any such rating, the interest rate applicable to the Euro Denominated Notes will be increased to 5.75%;
•Entered into a new, six-month €500 million senior unsecured revolving credit facility agreement which may be extended for two additional three-month periods; and
•Entered into the CCFF Program, which allows us to issue up to £600 million of unsecured commercial paper notes.
Credit Facilities - The following is a summary of our revolving credit facilities at June 30, 2020:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding(a)	Letters of Credit	Unused Capacity	Maturity
Revolving credit facility	$2,500.0	$—	$1,459.5	$—	$1,040.5	January 2023
CCFF Program	£600.0	£—	£320.0	£—	£280.0	March 2021
Euro Facility	€500.0	€—	€—	€—	€500.0	November 2020
Bilateral credit facility	€100.0	€—	€—	€—	€100.0	May 2021
(a)Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.
Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $1,459.5 million of commercial paper issued under our facility at June 30, 2020. As we had both the ability and intent to refinance these obligations on a long-term basis, these commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at June 30, 2020.
On June 12, 2020, we entered into Amendment No. 1 to the Facility Agreement and into an Amendment and Restatement Agreement to our Euro Facility. The amendments, which are effective through the respective expirations of the Facility Agreement and Euro Facility, permit us to include the gross book value of $3.2 billion of goodwill (fully impaired in the quarter ended March 31, 2020) in the calculation of consolidated net worth, which is used in the calculation of our quarterly compliance with the total capitalization ratio under the Facility Agreement and Euro Facility.
As of June 30, 2020, we were in compliance with all restrictive covenants under our credit facilities. See Note 14 for further details.

Credit Ratings - Our credit ratings with Standard and Poor’s (S&P) are BBB+ for our long-term unsecured debt and A-2 for our short-term debt and commercial paper program. Our credit ratings with Moody’s are Baa2 for our long-term unsecured debt and P-2 for our commercial paper program.

Credit Risk Analysis
For the purposes of mitigating the effect of the changes in exchange rates, we hold derivative financial instruments. Valuations of derivative assets and liabilities reflect the fair value of the instruments, including the values associated with counterparty risk. These values must also take into account our credit standing, thus including the valuation of the derivative instrument and the value of the net credit differential between the counterparties to the derivative contract. Adjustments to our derivative assets and liabilities related to credit risk were not material for any period presented.
The income approach was used as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread, and the credit spread of other counterparties not publicly available are approximated using the spread of similar companies in the same industry, of similar size, and with the same credit rating. See Note 21 for further details.
The significant declines in the equity markets and in the valuation of other assets precipitated by the COVID-19 pandemic negatively affected the values of our pension plan assets during the first quarter ended March 31, 2020. While the equity markets and the valuation of other assets have recovered moderately during the quarter ended June 30, 2020, the fair values of our pension plan assets remain lower than pre-pandemic levels. If pension plan asset values do not continue to recover to pre-pandemic levels or deteriorate again as a result of uncertainty regarding the timing and pace of economic recovery from the COVID-19 pandemic, we may incur increased pension expense in future periods.
Financial Position Outlook
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
We announced a series of cost reduction initiatives that will result in annualized savings of more than $350.0 million that extend to all business segments and support functions. We anticipate achieving the targeted savings run-rate by the end of the year.
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
Historically, TechnipFMC has generated liquidity and capital resources primarily through operations and, when needed, through its credit facility. We have $1,040.5 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for its businesses.
While client conversations remain ongoing, the Company’s increased visibility gives us confidence in our full-year guidance for all business segments. We expect free cash flow to be between cash flow neutral and $150.0 million. We define free cash flow as cash flow from operating activities less capital expenditures.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting estimates. During the six months ended June 30, 2020, there were no changes to our identified critical accounting estimates, other than those indicated below.
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
Our operating loss for the three and six months ended June 30, 2020 was positively impacted by approximately $96.7 million and $174.9 million, as a result of changes in contract estimates related to projects that were in progress at June 30, 2020. During the three and six months ended June 30, 2020, we recognized changes in our estimates that had an impact on our margin in the amounts of $104.7 million, $(7.1) million, and $(0.9) million for the three months ended and $174.6 million, $4.5 million, and $(4.2) million for the six months ended in our Technip Energies, Subsea, and Surface Technologies segments, respectively. The changes in contract estimates are attributed to better-than-expected performance in the execution of our projects.
Our operating profit was positively impacted by approximately $275.1 million and $432.3 million for the three and six months ended June 30, 2019, comprising $147.0 million and $128.1 million for the three months ended and $256.9 million and $175.4 million for the six months ended June 30, 2019 in our Technip Energies and Subsea segments, respectively. The changes in contract estimates were attributed to better than expected performance in the execution of our projects.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2020.
The following table summarizes repurchases of our ordinary shares during the three months ended June 30, 2020.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2020 – April 30, 2020	—	$—	—	14,286,427
May 1, 2020 – May 31, 2020	—	$—	—	14,286,427
June 1, 2020 – June 30, 2020	—	$—	—	14,286,427
Total	—		—	14,286,427
(a)In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300 million for the purchase of ordinary shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1
Dealer Agreement, dated as of May 19, 2020 between TechnipFMC plc, as Issuer; FMC Technologies, Inc., as Guarantor; and Bank of America Merrill Lynch International DAC, as Arranger and Dealer (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2020) (File No. 001-37983).

10.2
Issuing and Paying Agency Agreement, dated as of May 19, 2020 between TechnipFMC plc, as Issuer; FMC Technologies, Inc., as Guarantor; and Bank of America, National Association, London Branch, an Issue and Paying Agent and Calculation Agent (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on May 21, 2020) (File No. 001-37983).

10.3
€500,000,000 Facility Agreement dated as of May 19, 2020 between TechnipFMC plc and Technip Eurocash SNC, as borrowers; HSBC France, as Agent; and the lenders party thereto (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on May 21, 2020) (File No. 001-37983).

10.4
Amendment No. 1 to $2,500,000,000 Facility Agreement, dated as of June 12, 2020, by and among TechnipFMC plc, FMC Technologies, Inc. and Technip Eurocash SNC, as borrowers; JPMorgan Chase Bank, N.A., as agent and an arranger; SG Americas Securities LLC as an arranger; and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2020) (File No. 001-37983).

10.5
Amendment and Restatement Agreement to €500,000,000 Facility Agreement dated as of June 12, 2020 between TechnipFMC plc and Technip Eurocash SNC, as borrowers; HSBC France, as Agent; and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2020) (File No. 001-37983).

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
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: July 31, 2020