Form 10-Q
period 2020-09-30
TechnipFMC plc
filed 2020-11-02
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2020
Ordinary shares, $1.00 par value per share	449,408,233

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

•disruptions in the political, regulatory, economic, and social conditions of the countries in which we conduct business;
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenue
Service revenue	$2,479.0	$2,409.6	$7,101.9	$7,009.5
Product revenue	826.9	839.8	2,416.9	2,471.9
Lease revenue	29.8	85.7	105.7	200.9
Total revenue	3,335.7	3,335.1	9,624.5	9,682.3

Costs and expenses
Cost of service revenue	2,195.1	1,926.0	6,158.0	5,520.1
Cost of product revenue	652.3	743.9	1,970.0	2,237.2
Cost of lease revenue	28.2	56.5	90.3	126.2
Selling, general and administrative expense	252.0	298.1	780.8	919.7
Research and development expense	35.4	40.6	108.8	110.0
Impairment, restructuring and other expenses (Note 17)	92.0	140.3	3,440.7	166.0
Separation costs (Note 2)	—	9.4	27.1	9.4
Merger transaction and integration costs	—	6.2	—	31.2
Total costs and expenses	3,255.0	3,221.0	12,575.7	9,119.8

Other income (expense), net	28.9	(57.7)	(9.3)	(156.5)
Income from equity affiliates (Note 11)	11.1	25.9	52.9	54.0
Income (loss) before net interest expense and income taxes	120.7	82.3	(2,907.6)	460.0
Net interest expense	(91.8)	(116.5)	(238.5)	(345.3)
Income (loss) before income taxes	28.9	(34.2)	(3,146.1)	114.7
Provision for income taxes (Note 19)	22.5	81.1	77.9	96.5
Net income (loss)	6.4	(115.3)	(3,224.0)	18.2
Net income attributable to non-controlling interests	(10.3)	(3.8)	(24.3)	(19.4)
Net loss attributable to TechnipFMC plc	$(3.9)	$(119.1)	$(3,248.3)	$(1.2)

Earnings (loss) per share attributable to TechnipFMC plc (Note 7)
Basic	$(0.01)	$(0.27)	$(7.24)	$—
Diluted	$(0.01)	$(0.27)	$(7.24)	$—

Weighted average shares outstanding (Note 7)
Basic	449.4	446.9	448.4	448.6
Diluted	449.4	446.9	448.4	448.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$6.4	$(115.3)	$(3,224.0)	$18.2
Foreign currency translation adjustments(a)	(10.4)	(42.5)	(213.2)	(43.8)
Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	44.7	(37.3)	(10.6)	(32.1)
Reclassification adjustment for net (gains) losses included in net income	3.9	(17.1)	8.7	(10.7)
Net gains (losses) on hedging instruments(b)	48.6	(54.4)	(1.9)	(42.8)
Net pension and other post-retirement benefits
Net gains (losses) arising during the period	(2.6)	0.4	(0.4)	1.4
Reclassification adjustment for amortization of prior service cost included in net income	0.3	0.9	0.8	2.3
Reclassification adjustment for amortization of net actuarial loss included in net income	2.3	—	6.7	—
Net pension and other postretirement benefits(c)	—	1.3	7.1	3.7
Other comprehensive income (losses), net of tax	38.2	(95.6)	(208.0)	(82.9)
Comprehensive income (loss)	44.6	(210.9)	(3,432.0)	(64.7)
Comprehensive (income) loss attributable to non-controlling interest	(11.8)	0.6	(17.9)	(16.3)
Comprehensive income (loss) attributable to TechnipFMC plc	$32.8	$(210.3)	$(3,449.9)	$(81.0)

(a)Net of income tax benefit of nil and $7.9 million for the three months ended September 30, 2020 and 2019, respectively, and nil and $7.9 million for the nine months ended September 30, 2020 and 2019, respectively.
(b)Net of income tax (expense) benefit of $(13.1) million and $14.4 million for the three months ended September 30, 2020 and 2019, respectively, and $2.7 million and $14.1 million for the nine months ended September 30, 2020 and 2019, respectively.
(c)Net of income tax (expense) benefit of $1.7 million and $(0.2) million for the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$4,244.0	$5,190.2
Trade receivables, net of allowances of $137.6 in 2020 and $95.4 in 2019	2,127.8	2,287.1
Contract assets, net of allowances of $2.6 in 2020 and nil in 2019	1,470.0	1,520.0
Inventories, net (Note 8)	1,339.1	1,416.0
Derivative financial instruments (Note 20)	310.7	101.9
Income taxes receivable	285.4	264.6
Advances paid to suppliers	219.2	242.9
Other current assets (Note 9)	1,037.9	863.7
Total current assets	11,034.1	11,886.4
Investments in equity affiliates	351.2	300.4
Property, plant and equipment, net of accumulated depreciation of $2,433.9 in 2020 and $2,288.8 in 2019	2,806.4	3,162.0
Operating lease right-of-use assets	742.1	892.6
Goodwill (Note 13)	2,488.7	5,598.3
Intangible assets, net of accumulated amortization of $670.4 in 2020 and $763.4 in 2019	1,002.3	1,086.6
Deferred income taxes	228.1	260.5
Derivative financial instruments (Note 20)	22.9	39.5
Other assets	235.4	292.5
Total assets	$18,911.2	$23,518.8

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 14)	$612.2	$495.4
Operating lease liabilities	206.1	275.1
Accounts payable, trade	2,498.4	2,659.8
Contract liabilities	4,643.4	4,585.1
Accrued payroll	384.5	411.5
Derivative financial instruments (Note 20)	280.2	141.3
Income taxes payable	65.7	75.7
Other current liabilities (Note 9)	1,326.7	1,494.5
Total current liabilities	10,017.2	10,138.4
Long-term debt, less current portion (Note 14)	3,248.0	3,980.0
Operating lease liabilities, less current portion	626.2	681.7
Deferred income taxes	78.5	138.2
Accrued pension and other post-retirement benefits, less current portion	320.4	368.6
Derivative financial instruments (Note 20)	35.7	52.7
Other liabilities	309.4	430.0
Total liabilities	14,635.4	15,789.6
Commitments and contingent liabilities (Note 18)
Mezzanine equity
Redeemable non-controlling interest	42.1	41.1
Stockholders’ equity (Note 15)
Ordinary shares, $1.00 par value; 618.3 shares and 618.3 shares authorized in 2020 and 2019, respectively; 449.4 shares and 447.1 shares issued and outstanding in 2020 and 2019, respectively; nil and 4 shares canceled in 2020 and 2019, respectively	449.4	447.1
Capital in excess of par value of ordinary shares	10,227.8	10,182.8
Accumulated deficit	(4,879.0)	(1,563.1)
Accumulated other comprehensive loss	(1,609.1)	(1,407.5)
Total TechnipFMC plc stockholders’ equity	4,189.1	7,659.3
Non-controlling interests	44.6	28.8
Total equity	4,233.7	7,688.1
Total liabilities and equity	$18,911.2	$23,518.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended
	September 30,
	2020	2019
Cash provided (required) by operating activities
Net income (loss)	$(3,224.0)	$18.2
Adjustments to reconcile net income to cash provided (required) by operating activities
Depreciation	244.5	282.5
Amortization	91.0	96.0
Impairments	3,253.0	127.5
Employee benefit plan and share-based compensation costs	43.0	54.2
Deferred income tax benefit, net	(33.5)	(122.6)
Unrealized loss (gain) on derivative instruments and foreign exchange	(26.1)	108.2
Income from equity affiliates, net of dividends received	(48.0)	(49.6)
Other	182.4	307.6
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	120.4	(23.0)
Inventories, net	(23.8)	(190.6)
Accounts payable, trade	(84.6)	19.4
Contract liabilities	(14.3)	124.8
Income taxes payable (receivable), net	(37.0)	(45.3)
Other current assets and liabilities, net	(351.9)	(431.1)
Other noncurrent assets and liabilities, net	11.0	13.2
Cash provided by operating activities	102.1	289.4

Cash provided (required) by investing activities
Capital expenditures	(250.8)	(368.4)
Payment to acquire debt securities	(3.9)	(59.7)
Proceeds from sale of debt securities	3.9	18.9
Cash received from divestiture	2.5	—
Proceeds from sale of assets	23.4	5.6
Proceeds from repayment of advances to joint venture	12.5	46.4
Cash required by investing activities	(212.4)	(357.2)

Cash required by financing activities
Net decrease in short-term debt	(7.2)	(28.5)
Net decrease in commercial paper	(503.0)	(255.5)
Proceeds from issuance of long-term debt	223.2	96.2
Repayments of long-term debt	(423.9)	—
Purchase of ordinary shares	—	(92.7)
Dividends paid	(59.2)	(174.7)
Payments related to taxes withheld on share-based compensation	(6.4)	—
Settlements of mandatorily redeemable financial liability	(135.3)	(443.7)
Cash required by financing activities	(911.8)	(898.9)
Effect of changes in foreign exchange rates on cash and cash equivalents	75.9	(68.9)
Decrease in cash and cash equivalents	(946.2)	(1,035.6)
Cash and cash equivalents, beginning of period	5,190.2	5,540.0
Cash and cash equivalents, end of period	$4,244.0	$4,504.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2019	$446.5	$10,152.4	$1,084.0	$(1,348.3)	$45.8	$10,380.4
Net income (loss)	—	—	(119.1)	—	3.8	(115.3)
Other comprehensive loss	—	—	—	(91.2)	(4.4)	(95.6)
Cancellation of treasury shares	—	(2.6)	—	—	—	(2.6)
Issuance of ordinary shares	0.6	—	—	—	—	0.6
Cash dividends declared ($0.13 per share)	—	—	(58.1)	—	—	(58.1)
Share-based compensation (Note 16)	—	19.9	—	—	—	19.9
Other	—	—	(5.2)	—	(0.3)	(5.5)
Balance as of September 30, 2019	$447.1	$10,169.7	$901.6	$(1,439.5)	$44.9	$10,123.8

Balance as of June 30,2020	$449.3	$10,213.6	$(4,876.0)	$(1,645.8)	$34.5	$4,175.6
Net income (loss)	—	—	(3.9)	—	10.3	6.4
Other comprehensive income	—	—	—	36.7	1.5	38.2
Issuance of ordinary shares	0.1	—	—	—	—	0.1
Share-based compensation (Note 16)	—	14.2	—	—	—	14.2
Other	—	—	0.9	—	(1.7)	(0.8)
Balance as of September 30, 2020	$449.4	$10,227.8	$(4,879.0)	$(1,609.1)	$44.6	$4,233.7

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2018	$450.5	$(2.4)	$10,197.0	$1,072.2	$(1,359.7)	$31.3	$10,388.9
Adoption of accounting standards (Note 4)	—	—	—	1.8	—	—	1.8
Net income (loss)	—	—	—	(1.2)	—	19.4	18.2
Other comprehensive loss	—	—	—	—	(79.8)	(3.1)	(82.9)
Cancellation of treasury shares	(4.0)	—	(88.7)	—	—	—	(92.7)
Issuance of ordinary shares	0.6	—	—	—	—	—	0.6
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Cash dividends declared ($0.39 per share)	—	—	—	(174.7)	—	—	(174.7)
Share-based compensation (Note 16)	—	—	61.4	—	—	—	61.4
Other	—	—	—	3.5	—	(2.7)	0.8
Balance as of September 30, 2019	$447.1	$—	$10,169.7	$901.6	$(1,439.5)	$44.9	$10,123.8

Balance as of December 31, 2019	$447.1	$—	$10,182.8	$(1,563.1)	$(1,407.5)	$28.8	$7,688.1
Adoption of accounting standards (Note 4)	—	—	—	(7.8)	—	—	(7.8)
Net income (loss)	—	—	—	(3,248.3)	—	24.3	(3,224.0)
Other comprehensive loss	—	—	—	—	(201.6)	(6.4)	(208.0)
Issuance of ordinary shares	2.3	—	(7.6)	—	—	—	(5.3)
Cash dividends declared ($0.13 per share)	—	—	—	(59.2)	—	—	(59.2)
Share-based compensation (Note 16)	—	—	52.6	—	—	—	52.6
Other	—	—	—	(0.6)	—	(2.1)	(2.7)
Balance as of September 30, 2020	$449.4	$—	$10,227.8	$(4,879.0)	$(1,609.1)	$44.6	$4,233.7

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

NOTE 2. PLANNED SEPARATION TRANSACTION
On August 26, 2019, we announced that our Board of Directors had unanimously approved a plan to separate our Onshore/Offshore segment and Loading Systems and process automation businesses into an independent, publicly traded company (“Technip Energies”). In connection with the planned transaction, we renamed our Onshore/Offshore segment to Technip Energies in the first quarter of 2020. Due to the COVID-19 pandemic, the significant decline in commodity prices, and the heightened volatility in global equity markets, on March 15, 2020, we announced the postponement of the completion of the transaction until the markets sufficiently recover. The transaction will be subject to general market conditions, regulatory approvals, consultation of employee representatives, where applicable, and final approval from our Board of Directors. During the three and nine months ended September 30, 2020, we incurred $0 and $27.1 million of separation costs associated with the planned transaction, respectively.

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
There were no significant acquisitions or other type of business combinations during the three and nine months ended September 30, 2020 and 2019.

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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of September 30, 2020.

(In millions)	Year of origination	Balance at September 30, 2020
Loans receivables, security deposits and other
Moody’s rating Ba2	2019	$154.6

Debt securities at amortized cost
Moody’s rating B3	2019	70.8
Total financial assets		$225.4
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

The table below shows the roll-forward of allowance for credit losses for the nine months ended September 30, 2020.

	Balance at September 30, 2020
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Beginning balance in allowance for credit losses	$99.2	$5.0	$9.5	$1.6	$1.1
Current period provision for expected credit losses	45.0	0.1	0.2	0.8	—
Write-offs charged against the allowance	(1.8)	—	—	—	—
Recoveries	(4.8)	(2.5)	(0.7)	(0.9)	—
Ending balance in the allowance for credit losses	$137.6	$2.6	$9.0	$1.5	$1.1
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
The following tables present products and services revenue by geography for each reportable segment for the three and nine months ended September 30, 2020 and 2019:

	Reportable Segments
	Three Months Ended
	September 30, 2020			September 30, 2019
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Europe, Russia, Central Asia	$478.3	$821.5	$43.6	$390.8	$682.4	$55.5
Americas	493.5	199.1	64.8	513.1	156.9	171.0
Asia Pacific	220.6	255.9	25.7	171.0	311.7	50.3
Africa	254.2	248.6	10.5	143.6	158.6	14.9
Middle East	42.2	83.1	64.3	81.2	286.7	61.7
Total products and services revenue	$1,488.8	$1,608.2	$208.9	$1,299.7	$1,596.3	$353.4

	Reportable Segments
	Nine Months Ended
	September 30, 2020			September 30, 2019
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Europe, Russia, Central Asia	$1,327.9	$2,074.6	$142.2	$1,250.0	$1,975.2	$171.3
Americas	1,437.9	794.6	295.2	1,232.0	514.2	564.1
Asia Pacific	543.7	804.5	88.0	448.4	889.1	139.4
Africa	637.0	660.5	38.8	663.2	330.1	41.1
Middle East	144.1	360.0	169.8	352.0	727.8	183.5
Total products and services revenue	$4,090.6	$4,694.2	$734.0	$3,945.6	$4,436.4	$1,099.4

The following tables represent revenue by contract type for each reportable segment for the three and nine months ended September 30, 2020 and 2019:

	Reportable Segments
	Three Months Ended
	September 30, 2020			September 30, 2019
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Services	$865.2	$1,584.6	$29.2	$743.8	$1,596.3	$69.5
Products	623.6	23.6	179.7	555.9	—	283.9
Total products and services revenue	1,488.8	1,608.2	208.9	1,299.7	1,596.3	353.4
Lease	13.0	—	16.8	42.5	—	43.2
Total revenue	$1,501.8	$1,608.2	$225.7	$1,342.2	$1,596.3	$396.6

	Reportable Segments
	Nine Months Ended
	September 30, 2020			September 30, 2019
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Services	$2,346.9	$4,639.3	$115.7	$2,359.6	$4,436.4	$213.5
Products	1,743.7	54.9	618.3	1,586.0	—	885.9
Total products and services revenue	4,090.6	4,694.2	734.0	3,945.6	4,436.4	1,099.4
Lease	42.8	—	62.9	90.6	—	110.3
Total revenue	$4,133.4	$4,694.2	$796.9	$4,036.2	$4,436.4	$1,209.7
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract liabilities as of September 30, 2020 and December 31, 2019:

(In millions)	September 30, 2020	December 31, 2019	$ change	% change
Contract assets	$1,470.0	$1,520.0	$(50.0)	(3.3)
Contract (liabilities)	(4,643.4)	(4,585.1)	(58.3)	(1.3)
Net contract liabilities	$(3,173.4)	$(3,065.1)	$(108.3)	(3.5)
The decrease in our contract assets from December 31, 2019 to September 30, 2020 was primarily due to the timing of milestones.
The increase in our contract liabilities was primarily due to additional cash received, excluding amounts recognized as revenue during the period.

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases contract asset balance. Revenue recognized for the three months ended September 30, 2020 and 2019 that was included in the contract liabilities balance at December 31, 2019 and 2018 was $228.1 million and $503.6 million, respectively, and $1,102.5 million and $1,984.4 million for the nine months ended September 30, 2020 and 2019, respectively.
In addition, net revenue recognized for the three months ended September 30, 2020 and 2019 from our performance obligations satisfied in previous periods had favorable impacts of $181.1 million and $281.7 million, respectively, and $340.0 million and $775.1 million for the nine months ended September 30, 2020 and 2019, respectively. This primarily relates to the changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of September 30, 2020, the aggregate amount of the transaction price allocated to order backlog was $19,646.1 million. We expect to recognize revenue on approximately 14.4% of the order backlog through 2020 and 85.6% thereafter.
The following table details the order backlog for each business segment as of September 30, 2020:

(In millions)	2020	2021	Thereafter
Subsea	$1,068.0	$3,402.5	$2,747.5
Technip Energies	1,611.0	5,790.1	4,658.1
Surface Technologies	146.4	203.7	18.8
Total order backlog	$2,825.4	$9,396.3	$7,424.4
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
Segment revenue and segment operating profit were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Segment revenue
Subsea	$1,501.8	$1,342.2	$4,133.4	$4,036.2
Technip Energies	1,608.2	1,596.3	4,694.2	4,436.4
Surface Technologies	225.7	396.6	796.9	1,209.7
Total revenue	$3,335.7	$3,335.1	$9,624.5	$9,682.3

Segment operating profit (loss)
Subsea	$20.3	$(79.6)	$(2,806.0)	$65.0
Technip Energies	129.5	284.6	512.0	714.3
Surface Technologies	(7.0)	6.1	(444.4)	42.1
Total segment operating profit (loss)	$142.8	$211.1	$(2,738.4)	$821.4

Corporate items
Impairment, restructuring and other expenses	(3.8)	(3.2)	(9.3)	(13.5)
Separation costs	—	(9.4)	(27.1)	(9.4)
Merger transaction costs	—	(6.2)	—	(31.2)
Legal expenses	—	0.6	—	(54.6)
Other corporate expenses(a)	(23.9)	(57.4)	(89.3)	(169.9)
Corporate expense	(27.7)	(75.6)	(125.7)	(278.6)
Net interest expense	(91.8)	(116.5)	(238.5)	(345.3)
Foreign exchange gains (losses)	5.6	(53.2)	(43.5)	(82.8)
Total corporate items	(113.9)	(245.3)	(407.7)	(706.7)
Income (loss) before income taxes(b)	$28.9	$(34.2)	$(3,146.1)	$114.7
(a)Other corporate expenses primarily include corporate staff expenses, share-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.
Segment assets were as follows:

(In millions)	September 30, 2020	December 31, 2019
Segment assets
Subsea	$7,218.6	$10,824.2
Technip Energies	4,696.7	4,448.8
Surface Technologies	1,450.5	2,246.4
Total segment assets	13,365.8	17,519.4
Corporate (a)	5,545.4	5,999.4
Total assets	$18,911.2	$23,518.8
(a)Corporate includes cash, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

NOTE 7. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2020	2019	2020	2019
Net loss attributable to TechnipFMC plc	$(3.9)	$(119.1)	$(3,248.3)	$(1.2)

Weighted average number of shares outstanding	449.4	446.9	448.4	448.6
Dilutive effect of restricted stock units	—	—	—	—
Dilutive effect of performance shares	—	—	—	—
Total shares and dilutive securities	449.4	446.9	448.4	448.6

Basic earnings (loss) per share attributable to TechnipFMC plc	$(0.01)	$(0.27)	$(7.24)	$—
Diluted earnings (loss) per share attributable to TechnipFMC plc	$(0.01)	$(0.27)	$(7.24)	$—
For the three and nine months ended September 30, 2020 and 2019, we incurred net losses; therefore, the impact of any incremental shares from our share-based compensation awards would be anti-dilutive. For the three and nine months ended September 30, 2020, 0.6 million shares and 3.6 million shares, respectively, were anti-dilutive due to a net loss position. For the three and nine months ended September 30, 2019, 5.1 million shares and 4.9 million shares, respectively, were anti-dilutive due to a net loss position.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions of shares)	2020	2019	2020	2019
Share option awards	4.7	4.3	4.7	3.5
Restricted share units	4.5	—	1.8	0.1
Performance shares	4.5	0.6	2.0	0.3
Total	13.7	4.9	8.5	3.9
NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Raw materials	$272.8	$347.5
Work in process	246.8	290.2
Finished goods	819.5	778.3
Inventories, net	$1,339.1	$1,416.0

NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Value-added tax receivables	$437.7	$395.2
Sundry receivables	160.8	69.6
Prepaid expenses	130.5	66.8
Other taxes receivables	73.4	100.7
Held-to-maturity investments	71.9	49.7
Asset held for sale	56.8	25.8
Current financial assets at amortized cost	39.2	42.0
Other	67.6	113.9
Total other current assets	$1,037.9	$863.7
Other current liabilities consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Warranty accruals and project contingencies (Note 10)	$250.5	$310.1
Value added tax and other taxes payable	216.9	240.4
Legal provisions	176.7	183.6
Redeemable financial liability	165.9	129.1
Social security liability	112.9	116.5
Provisions	90.5	86.6
Compensation accrual	38.2	89.6
Current portion of accrued pension and other post-retirement benefits	16.1	14.9
Liabilities held for sale	—	9.3
Other accrued liabilities	259.0	314.4
Total other current liabilities	$1,326.7	$1,494.5

NOTE 10. WARRANTY OBLIGATIONS
Warranty obligations are included within “Other current liabilities” in our consolidated balance sheets as of September 30, 2020 and December 31, 2019. A reconciliation of warranty obligations for the three and nine months ended September 30, 2020 and 2019 is as following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$172.6	$206.0	$193.5	$234.4
Warranty expenses	27.9	21.7	74.3	59.1
Adjustment to existing accruals	(12.1)	8.2	(69.0)	(36.7)
Claims paid	(10.0)	(32.9)	(20.4)	(53.8)
Balance at end of period	$178.4	$203.0	$178.4	$203.0

NOTE 11. EQUITY METHOD INVESTMENTS
Our income from equity affiliates included in each of our reporting segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Subsea	$12.9	$23.3	$49.7	$49.5
Technip Energies	(1.8)	2.6	3.2	4.5
Income from equity affiliates	$11.1	$25.9	$52.9	$54.0

NOTE 12. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses, which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Trade receivables consisted of receivables due from the following related parties:

(In millions)	September 30, 2020	December 31, 2019
TP JGC Coral France SNC	$34.0	$40.1
TTSJV W.L.L.	21.8	22.4
Novarctic SNC	9.8	—
Others	15.4	14.3
Total trade receivables	$81.0	$76.8
TP JGC Coral France SNC, TTSJV W.L.L. and Novarctic SNC are equity method affiliates.
Trade payables consisted of payables due to the following related parties:

(In millions)	September 30, 2020	December 31, 2019
Chiyoda	$15.0	$24.8
JGC Corporation	2.5	15.1
IFP Energies nouvelles	—	2.4
Dofcon Navegacao	0.3	2.1
Others	1.6	6.7
Total trade payables	$19.4	$51.1
Chiyoda and JGC Corporation are joint venture partners on our Yamal project. A member of our Board of Directors served as an executive officer of IFP Energies nouvelles until June 2020. Dofcon Navegacao is an equity method affiliate.
Additionally, we have a note receivables balance of $52.8 million and $65.2 million at September 30, 2020 and December 31, 2019, respectively. The note receivables balance includes $50.1 million and $62.5 million with Dofcon Brasil AS as of September 30, 2020 and December 31, 2019, respectively. Dofcon Brasil AS is a variable interest entity (“VIE”) and accounted for as an equity method affiliate. These are included in other assets in our consolidated balance sheets.

Revenue consisted of amounts from the following related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
TTSJV W.L.L.	$9.7	$27.9	$38.3	$107.4
TP JGC Coral France SNC	12.3	17.7	31.5	95.4
Novarctic SNC	3.5	—	9.2	—
Techdof Brasil AS	2.0	5.2	6.4	8.5
Dofcon Navegacao	0.8	1.4	1.4	7.1
Anadarko Petroleum Company	—	26.3	—	67.1
TOP CV	—	2.1	—	6.1
Others	19.1	11.7	27.0	26.9
Total revenue	$47.4	$92.3	$113.8	$318.5
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
TOP CV was previously an equity method affiliate that became a fully consolidated subsidiary on December 30, 2019. See Note 3 for further details.
Novarctic SNC is our equity method affiliate.
Expenses consisted of amounts to the following related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Dofcon Navegacao	$5.2	$—	$17.0	$0.4
Chiyoda	0.9	7.7	0.9	25.3
Arkema S.A.	0.7	6.4	3.5	16.2
JGC Corporation	0.3	1.0	0.7	19.9
Serimax Holdings SAS	—	—	—	17.7
Others	6.1	14.7	20.8	28.1
Total expenses	$13.2	$29.8	$42.9	$107.6
Serimax Holdings SAS is an equity method affiliate. A member of our Board of Directors serves on the Board of Directors for Arkema S.A.

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
The carrying amount of goodwill by business segment was as follows:

(In millions)	Subsea	Technip Energies	Surface	Total
December 31, 2019	$2,814.1	$2,423.6	$360.6	$5,598.3
Transfers (a)	(21.2)	46.1	(24.9)	—
Impairments	(2,747.5)	—	(335.9)	(3,083.4)
Translation	(45.4)	19.0	0.2	(26.2)
September 30, 2020	$—	$2,488.7	$—	$2,488.7
(a)    Beginning in the first quarter of 2020, Technip Energies includes our Loading Systems business that was previously reported in the Surface Technologies segment and our process automation business, Cybernetix, that was previously reported in the Subsea segment. See Note 6 for further details.

NOTE 14. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Commercial paper	$1,507.3	$1,967.0
Synthetic bonds due 2021	522.8	492.9
3.45% Senior Notes due 2022	500.0	500.0
5.00% 2010 Private placement notes due 2020	—	224.6
3.40% 2012 Private placement notes due 2022	175.6	168.5
3.15% 2013 Private placement notes due 2023	152.2	146.0
3.15% 2013 Private placement notes due 2023	146.3	140.4
4.50% 2020 Private placement notes due 2025	234.2	—
4.00% 2012 Private placement notes due 2027	87.8	84.2
4.00% 2012 Private placement notes due 2032	117.1	112.3
3.75% 2013 Private placement notes due 2033	117.1	112.3
Bank borrowings and other	314.3	536.3
Unamortized issuing fees	(14.5)	(9.1)
Total debt	3,860.2	4,475.4
Less: current borrowings (a)	612.2	495.4
Long-term debt	$3,248.0	$3,980.0
(a) As of September 30, 2020 and December 31, 2019, current borrowings consisted primarily of bank borrowings and notes with current maturities of 12 months.
Significant Funding and Liquidity Activities
During the nine months ended September 30, 2020, we completed the following transactions in order to enhance our total liquidity position:
•Repaid $233.9 million of 5.00% 2010 private placement notes;
•Repaid the remaining outstanding balance of $190.0 million of the term loan assumed in connection with the acquisition of the remaining 50% interest in TOP CV.
•Issued €200 million aggregate principal amount of 4.500% Euro Denominated Notes due June 30, 2025. In the event of the spin-off of our Technip Energies business segment followed, within three months of the effective date of the spin-off, by a downgrade by a nationally recognized rating agency of the corporate rating of TechnipFMC from an investment grade to a non-investment grade rating or a withdrawal of any such rating, the interest rate applicable to the Euro Denominated Notes will be increased to 5.75%;

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
Depending on our credit rating, the applicable margin for revolving loans varies (i) in the case of Adjusted LIBOR and EURIBOR loans, from 0.820% to 1.300% and (ii) in the case of base rate loans, from 0.000% to 0.300%. The “base rate” is the highest of (a) the prime rate announced by JPMorgan, (b) the greater of the Federal Funds Rate and the Overnight Bank Funding Rate plus 0.50% or (c) one-month Adjusted LIBOR plus 1.00%. As of September 30, 2020, there were no outstanding borrowings under our revolving credit facility.
Euro Facility – On May 19, 2020, we entered into the Euro Facility with HSBC France, as agent, and the lenders party thereto, which provides for the establishment of a six-month revolving credit facility denominated in Euros with total commitments of €500 million, which may be extended by us for two additional three-month periods. Borrowings under the Euro Facility bear interest at the Euro interbank offered rate for a period equal in length to the interest period of a given loan (which may be three or six months), plus an applicable margin. As of September 30, 2020, there were no outstanding borrowings under Euro Facility.
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
The Facility Agreement and Euro Facility contain usual and customary covenants, representations and warranties, and events of default for credit facilities of this type, including financial covenants requiring that our total capitalization ratio not exceed 60% at the end of any financial quarter. The Facility Agreement and Euro Facility also contain covenants restricting our ability and our subsidiaries’ ability to incur additional liens and indebtedness, enter into asset sales, or make certain investments.
As of September 30, 2020, we were in compliance with all restrictive covenants under our credit facilities.

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
The Agreements provide the terms under which we may issue, and the Dealer will arrange for, the sale of short-term, unsecured commercial paper notes (the “Notes”) to reduce existing debt or decrease overall borrowing costs. The Notes contain customary representations, warranties, covenants, defaults, and indemnification provisions, and will be sold at such discounts from their face amounts as shall be agreed between us and the Dealer. The Notes will be fully payable at maturity, and the maturities of the Notes will vary but may not exceed 364 days. The principal amount of outstanding Notes may not exceed £600 million. The Agency Agreement provides for the terms of issuance and payment of the Notes. As of September 30, 2020, our commercial paper borrowings under the CCFF Program had a weighted average interest rate of 0.43%. As of September 30, 2020, we had $769.6 million of Notes outstanding and recorded as long-term borrowings under the CCFF Program because we had the ability and intent to refinance the obligation due March 2021.
Bilateral credit facility - We have access to a €100.0 million bilateral credit facility expiring in May 2021.
The bilateral credit facility contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type.
As of September 30, 2020, there were no outstanding borrowings under our bilateral credit facility.
Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our revolving facility agreement. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term debt in the consolidated balance sheets as of September 30, 2020 and December 31, 2019. Commercial paper borrowings are issued at market interest rates. As of September 30, 2020, our commercial paper borrowings had a weighted average interest rate of 0.35% on the U.S. dollar denominated borrowings and 0.06% on the Euro denominated borrowings. As of September 30, 2020, we had $737.8 million of outstanding commercial paper borrowings under this program.
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

NOTE 15. STOCKHOLDERS’ EQUITY
Cash dividends paid during the nine months ended September 30, 2020 and 2019 were $59.2 million and $174.7 million, respectively. We made a dividend payment of $0.13 per share in April 2020, which fulfills our annual dividend under our revised dividend policy announced on April 21, 2020.

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
In April 2017, the Board of Directors authorized the repurchase of $500.0 million in ordinary shares under our share repurchase program. We implemented our share repurchase plan in September 2017. The Board of Directors authorized an extension of this program, adding $300.0 million in December 2018 for a total of $800.0 million in ordinary shares. There were no ordinary shares repurchased during the nine months ended September 30, 2020 under our authorized share repurchase program. The $500.0 million part of the program was completed on December 20, 2018. We intend to cancel repurchased shares and not hold them in treasury. Canceled treasury shares are accounted for using the constructive retirement method.
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2019	$(1,230.1)	$(5.8)	$(171.6)	$(1,407.5)	$(4.7)
Other comprehensive income (loss) before reclassifications, net of tax	(208.3)	(9.1)	(0.4)	(217.8)	(6.4)
Reclassification adjustment for net losses included in net income (loss), net of tax	—	8.7	7.5	16.2	—
Other comprehensive income (loss), net of tax	(208.3)	(0.4)	7.1	(201.6)	(6.4)
September 30, 2020	$(1,438.4)	$(6.2)	$(164.5)	$(1,609.1)	$(11.1)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(23.8)	$(3.1)	$(57.3)	$(15.6)	Revenue
	18.3	1.6	48.0	6.5	Cost of sales
	—	—	(0.4)	0.1	Selling, general and administrative expense
	(2.0)	23.3	(3.2)	21.9	Other income (expense), net
	(7.5)	21.8	(12.9)	12.9	Loss before income taxes
	(3.6)	4.7	(4.2)	2.2	Provision for income taxes (Note 19)
	$(3.9)	$17.1	$(8.7)	$10.7	Net loss
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	(0.3)	(1.0)	(0.8)	(2.7)	(a)
Amortization of net actuarial loss	(0.6)	—	(6.5)	—	(a)
	(0.9)	(1.0)	(7.3)	(2.7)	Loss before income taxes
	1.7	(0.1)	0.2	(0.4)	Provision for income taxes (Note 19)
	$(2.6)	$(0.9)	$(7.5)	$(2.3)	Net loss
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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for non-vested share options and time-based and performance-based restricted stock units was $14.2 million and $19.9 million for the three months ended September 30, 2020 and 2019, respectively, and $52.6 million and $61.4 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 17. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Subsea	$43.4	$131.2	$2,912.8	$138.0
Technip Energies	36.1	5.2	78.8	11.1
Surface Technologies	8.7	0.7	439.8	3.4
Corporate and other	3.8	3.2	9.3	13.5
Total impairment, restructuring and other expenses	$92.0	$140.3	$3,440.7	$166.0
Goodwill and Long-Lived Assets Impairments
Goodwill and long-lived assets impairments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Subsea	$17.6	$126.3	$2,826.6	$126.9
Technip Energies	5.7	—	5.7	—
Surface Technologies	5.4	—	418.1	0.6
Corporate and other	2.6	—	2.6	—
Total impairments	$31.3	$126.3	$3,253.0	$127.5

During the three and nine months ended September 30, 2020, we recorded $13.3 million and $3,235.0 million, respectively, related to goodwill and long-lived assets impairments. Additionally, due to the economic impact and continued uncertainty related to the COVID-19 pandemic, certain real estate rationalization decisions were made during the three months ended September 30, 2020, and as a result, we recorded $18.0 million of impairment relating to our operating lease right-of-use assets.
During the three and nine months ended September 30, 2019, we recorded $126.3 million and $127.5 million, respectively, related to long-lived assets impairments.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Assessing the recoverability of assets to be held and used requires the use of unobservable inputs that involves significant judgment. Such judgments include expected future asset utilization while taking into account reduced future capital spending by certain customers in response to market conditions.

Restructuring and Other Expenses
Restructuring and other charges primarily consisted of severance and other employee related costs and COVID-19 related expenses across all segments. Restructuring and other expenses were as follows:

	Three Months Ended September 30,
	2020		2019
(In millions)	Restructuring and other charges	COVID-19 expenses	Restructuring and other charges
Subsea	$7.1	$18.7	$4.9
Technip Energies	15.1	15.3	5.2
Surface Technologies	0.9	2.4	0.7
Corporate and other	1.2	—	3.2
Total	$24.3	$36.4	$14.0

	Nine Months Ended September 30,
	2020		2019
(In millions)	Restructuring and other charges	COVID-19 expenses	Restructuring and other charges
Subsea	$36.1	$50.1	$11.1
Technip Energies	29.1	44.0	11.1
Surface Technologies	14.0	7.7	2.8
Corporate and other	6.7	—	13.5
Total	$85.9	$101.8	$38.5
COVID-19 related expenses represent unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of the COVID-19 pandemic situation, which would not have been incurred otherwise. COVID-19 related expenses primarily included (a) employee payroll and travel, operational disruptions associated with quarantining, personnel travel restrictions to job sites, and shutdown of manufacturing plants and sites; (b) supply chain and related expediting costs of accelerated shipments for previously ordered and undelivered products; (c) costs associated with implementing additional information technology to support remote working environments; and (d) facilities-related expenses to ensure safe working environments.
Prolonged uncertainty in energy markets could lead to further future reductions in capital spending from our customer base. In turn, this may lead to changes in our strategy. We will continue to take actions designed to mitigate the adverse effects of the rapidly changing market environment and expect to continue to adjust our cost structure to market conditions. If market conditions continue to deteriorate, we may record additional restructuring charges and additional impairments of our long-lived assets, operating lease right-of-use assets and equity method investments.

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

Guarantees consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Financial guarantees (a)	$960.3	$945.5
Performance guarantees (b)	4,656.3	4,916.0
Maximum potential undiscounted payments	$5,616.6	$5,861.5
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
In late 2016, Technip S.A. was contacted by the DOJ regarding its investigation of offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant, and we have also raised with the DOJ certain other projects performed by Technip S.A. subsidiaries in Brazil between 2002 and 2013. The DOJ has also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We cooperated with the DOJ in its investigation into potential violations of the FCPA in connection with these projects. We contacted and cooperated with the Brazilian authorities (Federal Prosecution Service (“MPF”), the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”)) with their investigation concerning the projects in Brazil and have also contacted and are cooperating with French authorities (the Parquet National Financier (“PNF”)) with their investigation about these existing matters.
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
There is no certainty that a settlement with PNF will be reached or that the settlement will not exceed current accruals. The PNF has a broad range of potential sanctions under anti-corruption laws and regulations that it may seek to impose in appropriate circumstances including, but not limited to, fines, penalties, and modifications to business practices and compliance programs. Any of these measures, if applicable to us, as well as potential customer reaction to such measures, could have a material adverse impact on our business, results of operations, and financial condition. If we cannot reach a resolution with the PNF, we could be subject to criminal proceedings in France, the outcome of which cannot be predicted.
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at September 30, 2020 and December 31, 2019, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.

NOTE 19. INCOME TAXES
Our provision for income taxes for the three months ended September 30, 2020 and 2019 reflected effective tax rates of 77.9% and (237.1)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses including certain impairments in jurisdictions with a full valuation allowance, and a favorable change in the forecasted earnings mix, offset in part by one-time benefits that were recorded in 2019 for the release of two uncertain tax positions, one for intercompany interest expense and one for foreign exchange.

Our provision for income taxes for the nine months ended September 30, 2020 and 2019 reflected effective tax rates of (2.5)% and 84.1%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the impact of nondeductible goodwill impairments, offset in part by the reduced impact of losses in jurisdictions with a full valuation allowance and a favorable change in the forecasted earnings mix. The decrease was also impacted by one-time benefits that were recorded in 2019, for the release of a valuation allowance.

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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At September 30, 2020, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,717.0	2,010.2
British pound	880.1	1,128.9
Australian dollar	173.5	123.5
Singapore dollar	105.6	77.1
Malaysian ringgit	252.8	60.8
Norwegian krone	564.5	59.5
Indian rupee	2,994.9	40.6
Japanese yen	2,157.7	20.4
Kuwait dinar	5.1	16.6
Saudi riyal	(41.2)	(11.0)
Hong Kong dollar	(90.6)	(11.7)
Mexican peso	(831.4)	(37.2)
Brazilian real	(1,145.7)	(203.1)
U.S. dollar	(2,378.1)	(2,378.1)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2020, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	60.5	10.7
Euro	(1.7)	(2.0)
Norwegian krone	(100.0)	(10.5)
U.S. dollar	0.6	0.6
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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	September 30, 2020		December 31, 2019
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$289.8	$245.8	$94.3	$125.0
Long-term - Derivative financial instruments	22.9	35.6	34.8	48.0
Total derivatives designated as hedging instruments	312.7	281.4	129.1	173.0
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	20.9	34.4	7.6	16.3
Long-term - Derivative financial instruments	—	0.1	0.4	0.4
Total derivatives not designated as hedging instruments	20.9	34.5	8.0	16.7
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	—	—	4.3	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	—	—	4.3
Total derivatives	$333.6	$315.9	$141.4	$194.0
Cash flow hedges of forecasted transactions qualifying for hedge accounting, net of tax, resulted in accumulated other comprehensive losses of $7.7 million and $5.8 million at September 30, 2020 and December 31, 2019, respectively. We expect to transfer an approximate $41.1 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2023.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Foreign exchange contracts	$54.1	$(47.0)	$(17.5)	$(44.0)

The following represents the effect of cash flow hedge accounting on the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019:

(In millions)	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income	$(23.8)	$18.3	$—	$(2.0)	$(3.1)	$1.6	$—	$23.3
Amounts excluded from effectiveness testing	3.5	(3.2)	0.1	13.1	2.6	(2.9)	—	(8.6)
Total cash flow hedge gain (loss) recognized in income	(20.3)	15.1	0.1	11.1	(0.5)	(1.3)	—	14.7
Total hedge gain (loss) recognized in income	$(20.3)	$15.1	$0.1	$11.1	$(0.5)	$(1.3)	$—	$14.7

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.1)	1.4	—	4.6	(0.1)	0.1	—	(19.4)
Total	$(20.4)	$16.5	$0.1	$15.7	$(0.6)	$(1.2)	$—	$(4.7)

(In millions)	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income	$(57.3)	$48.0	$(0.4)	$(3.2)	$(15.6)	$6.5	$0.1	$21.9
Amounts excluded from effectiveness testing	6.0	(8.0)	—	21.6	1.5	(5.1)	—	(30.7)
Total cash flow hedge gain (loss) recognized in income	(51.3)	40.0	(0.4)	18.4	(14.1)	1.4	0.1	(8.8)
Total hedge gain (loss) recognized in income	$(51.3)	$40.0	$(0.4)	$18.4	$(14.1)	$1.4	$0.1	$(8.8)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.8)	2.7	—	(24.4)	(1.2)	—	—	(14.4)
Total	$(52.1)	$42.7	$(0.4)	$(6.0)	$(15.3)	$1.4	$0.1	$(23.2)
Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2020 and December 31, 2019, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2020			December 31, 2019
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$333.6	$(184.4)	$149.2	$141.4	$(112.5)	$28.9
Derivative liabilities	$315.9	$(184.4)	$131.5	$194.0	$(112.5)	$81.5

NOTE 21. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2020				December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities(a)	$33.2	$33.2	$—	$—	$54.8	$54.8	$—	$—
Money market fund	1.6	—	1.6	—	1.5	—	1.5	—
Stable value fund(b)	0.8	—	—	—	2.1	—	—	—
Held-to-maturity debt securities	71.9	—	71.9	—	71.9	—	71.9	—
Derivative financial instruments
Synthetic bonds - call option premium	—	—	—	—	4.3	—	4.3	—
Foreign exchange contracts	333.6	—	333.6	—	137.1	—	137.1	—
Assets held for sale	56.8	—	—	56.8	25.8	—	—	25.8
Total assets	$497.9	$33.2	$407.1	$56.8	$297.5	$54.8	$214.8	$25.8
Liabilities
Redeemable financial liability	$281.7	$—	$—	$281.7	$268.8	$—	$—	$268.8
Derivative financial instruments
Synthetic bonds - embedded derivatives	—	—	—	—	4.3	—	4.3	—
Foreign exchange contracts	315.9	—	315.9	—	189.7	—	189.7	—
Liabilities held for sale	—	—	—	—	9.3	—	—	9.3
Total liabilities	$597.6	$—	$315.9	$281.7	$472.1	$—	$194.0	$278.1
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
Stable value fund and Money market fund - The stable value fund and money market fund are valued at the net asset value of the shares held at the end of the quarter, which is based on the fair value of the underlying investments using information reported by our investment advisor at quarter-end.
Held-to-maturity debt securities - Held-to-maturity debt securities consist of government bonds. These investments are stated at amortized cost, which approximates fair value.
Assets and liabilities held for sale - The fair value of our assets and liabilities held for sale was determined using a market approach that took into consideration the expected sales price. As of September 30, 2020, our G1200 vessel is classified as held for sale.
Mandatorily redeemable financial liability – We have a mandatorily redeemable financial liability which is recorded at its fair value. The mandatorily redeemable financial liability relates to our voting control interests in legal Technip Energies contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. The fair value is determined using a discounted cash flow model. The key assumptions used in applying the income approach are the selected discount rates and the expected dividends to be distributed in the future to the non-controlling interest holders. Expected dividends to be distributed are based on the non-controlling interests’ share of the expected profitability of the underlying contract, a 15.0% discount rate and the overall timing of completion of the project.
As of September 30, 2020, the fair value of the mandatorily redeemable financial liability was $281.7 million. See Note 9 for further details.
A decrease of one percentage point in the discount rate would have increased the liability by $2.6 million as of September 30, 2020. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.

Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$219.8	$412.8	$268.8	$408.5
Expenses recognized in net interest expense	(61.9)	(99.1)	(148.2)	(324.0)
Less: Settlements	—	223.1	135.3	443.7
Balance at end of period	$281.7	$288.8	$281.7	$288.8
Redeemable non-controlling interest - We own a 51% share in Island Offshore Subsea AS that was subsequently renamed to TIOS AS. The non-controlling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 in the fair value measurements hierarchy. As of September 30, 2020 and December 31, 2019, the fair value of our redeemable non-controlling interest was $42.1 million and $41.1 million, respectively.
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
Nonrecurring Fair Value Measurements
Fair value of long-lived, non-financial assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable.
The following summarizes impairments of long-lived assets and related post-impairment fair value for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
(In millions)	Impairment	Fair Value (a)	Impairment	Fair Value (a)
Long-lived assets	$169.6	$353.3	$127.5	$104.0	(b)
(a)Measured as of the impairment date using the income approach and a 10.8% risk-adjusted rate of interest, resulting in a Level 3 fair value measurement.
(b)Includes $104.0 million fair value of vessels determined using the transaction price of a similar vessel, resulting in a Level 2 fair value measurement.
Other fair value disclosures
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes, senior notes and synthetic bonds was $2,159.4 million and $2,078.2 million as of September 30, 2020 and December 31, 2019, respectively.

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
NOTE 22. SUBSEQUENT EVENT
On October 7, 2020 we signed a Memorandum of Understanding with McPhy Energy S.A. (“McPhy”), a leading manufacturer and supplier of carbon-free hydrogen production and distribution equipment, pursuant to which we will work jointly on technology development and project implementation. Following McPhy’s €180 million private placement offering that was announced by McPhy on October 14, 2020, we also subscribed to 638,297 McPhy shares for €15 million that represents 2.29% of McPhy’s capital. Pursuant to the share subscription agreement, we will receive representation on McPhy’s Board of Directors, and our nominee(s) for director will be subject to approval at the next McPhy shareholders’ general meeting to be held on or before January 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK

Overall Outlook - The price of crude oil has stabilized in recent months but is still down more than 30% since the start of the year, primarily due to the excess market supply. While the demand destruction related to the COVID-19 pandemic continued throughout the quarter, the short-term outlook for crude oil has improved as the OPEC+ countries adapt to the oversupplied market.

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

COVID-19 - Beginning in the first quarter, we experienced operational impacts as a result of COVID-19. These impacts included supply chain disruptions; productivity declines; and logistics constraints. There has been a resumption of activity from most suppliers, and we expect that other supply chain impacts will continue to subside as regional restrictions are removed, subject to any future deterioration in the global COVID-19 situation. We believe, given the long-cycle nature of our projects, that we will be able to mitigate a majority of the impacts related to supply chain disruption.

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

Senior management is continuously monitoring the situation and providing frequent communications to both employees and external clients and partners. Over the course of the year, we have adapted quickly to mitigate the incremental impacts of the virus on our business. Regulatory directives and COVID-19 case management continued

to result in the periodic full or partial operational disruption of some of our facilities, vessels, and suppliers beyond the first quarter, and we expect some level of disruption to continue through the end of the year.

More specific impacts of COVID-19 and the commodity price decline as well as the outlook for the business segments are provided below.

Subsea - The impact of the low crude oil price environment has led many of our customers to significantly reduce their capital spending plans. TechnipFMC continues to engage with its customers and alliance partners as they work to update their business plans. We did not receive any cancellations of major projects in backlog during the period.

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

Market dynamics for LNG shifted in the first half of the year, and this has altered the broader LNG landscape in the near-term. The number of economically viable LNG projects is likely to decline, and many of the remaining qualified EPC contractors will be challenged in this period of subdued project sanctioning. Technip Energies has demonstrated remarkable resilience through past cycles, and we do not believe this is the start of an extended downturn for our Company. We have already been awarded two additional projects, Rovuma in Mozambique and Energia Costa Azul in Mexico, although both remain subject to final investment decision, and neither of these projects are included in our backlog today. In addition, we are actively tendering a major project in the Middle East and performing front-end work on other LNG prospects, some of which are likely to move forward due in part to their strategic importance to their host country. We continue to believe that the long-term fundamentals for natural gas – LNG in particular - remain strong given its critical role as a transition fuel.

As an industry leader, TechnipFMC is well positioned for growth in new liquefaction and regasification capacity as well as opportunities in sustainable chemistry (biofuels, biochemicals and circular economy) and other low-carbon or carbon-free energy solutions. Active engagement in FEED studies provides a platform for early collaboration with clients and can significantly de-risk project execution while also supporting our pursuit of EPC contracts. Our direct engagement led to the signing of a major EPC contract in July for the construction of a new hydrocracking complex for the Assiut refinery in Egypt. Additionally, we continue to selectively pursue refining, petrochemical, fertilizer and renewables project opportunities in the Middle East, Africa, Asia and North America as these sectors typically prove to be more resilient through a downturn.

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

Surface Technologies - North American activity remained lower during the third quarter. However, the U.S. rig count has stabilized and the number of U.S. stimulation crews has started to recover from the trough reached in May.

Activity outside North America remains more resilient. We also continue to benefit from our exposure to the Middle East and Asia Pacific, both of which are being supported by strength in gas-related activity. In the third quarter, we announced two strategic growth opportunities in the Middle East, which provide us with potential market share expansion across the region. The business mix outside of North America is expected to approximate 60% of total segment revenue for 2020.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Three Months Ended
	September 30,		Change
(In millions, except %)	2020	2019	$	%
Revenue	$3,335.7	$3,335.1	0.6	—

Costs and expenses
Cost of sales	2,875.6	2,726.4	149.2	5.5
Selling, general and administrative expense	252.0	298.1	(46.1)	(15.5)
Research and development expense	35.4	40.6	(5.2)	(12.8)
Impairment, restructuring and other expenses (Note 17)	92.0	140.3	(48.3)	(34.4)
Separation costs (Note 2)	—	9.4	(9.4)	n/a
Merger transaction and integration costs	—	6.2	(6.2)	n/a
Total costs and expenses	3,255.0	3,221.0	34.0	1.1

Other income (expense), net	28.9	(57.7)	86.6	150.1
Income from equity affiliates (Note 12)	11.1	25.9	(14.8)	(57.1)
Net interest expense	(91.8)	(116.5)	24.7	21.2
Income (loss) before income taxes	28.9	(34.2)	63.1	184.5
Provision for income taxes (Note 19)	22.5	81.1	(58.6)	(72.3)
Net income (loss)	6.4	(115.3)	121.7	105.6
Net income attributable to non-controlling interests	(10.3)	(3.8)	(6.5)	(171.1)
Net loss attributable to TechnipFMC plc	$(3.9)	$(119.1)	115.2	96.7
Revenue
Revenue for the third quarter of 2020 was flat compared to the third quarter of 2019. Subsea revenue primarily increased due to higher project activity in the United States, Norway and Africa. Increased revenue in Technip Energies was primarily driven by the continued ramp-up of Arctic LNG 2 and higher activity on downstream projects in Africa, North America and India, which more than offset the decline in revenue from Yamal LNG. Surface Technologies revenue decreased during the third quarter of 2020 versus the prior-year period, primarily as a result of the significant reduction in operator activity in North America. In addition, our consolidated revenues were negatively impacted by operational challenges associated with the COVID-19 related disruptions versus the prior-year quarter.

Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales decreased to 13.8% in the third quarter of 2020, from 18.3% in the prior-year period. Subsea gross profit was negatively affected by a more competitively priced backlog and the negative operational impacts related to COVID-19. Gross profit declined in Technip Energies due in large part to a reduced contribution from Yamal LNG as the project reached physical completion last year and is progressing through the warranty phase. Surface Technologies gross profit was negatively impacted primarily by the year-over-year decline in North American drilling and completions activity, which was partially offset by lower costs from our accelerated cost reduction initiative implemented during 2020.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $46.1 million year-over-year, primarily as a result of decreased corporate expenses and the accelerated pace of cost reduction actions.

Impairment, Restructuring and Other Expenses
We incurred $92.0 million of restructuring, impairment and other charges during the third quarter of 2020. These charges primarily included $36.4 million of COVID-19 related expenses, $31.3 million of impairment charges and $24.3 million of restructuring and severance expenses. COVID-19 related expenses represent unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of the COVID-19 pandemic situation, which would not have been incurred otherwise. COVID-19 related expenses primarily included (a) employee payroll and travel, operational disruptions associated with quarantining, personnel travel restrictions to job sites, and shutdown of manufacturing plants and sites; (b) supply chain and related expediting costs of accelerated shipments for previously ordered and undelivered products; (c) costs associated with implementing additional information technology to support remote working environments; and (d) facilities-related expenses to ensure safe working environments. COVID-19 related expenses exclude costs associated with project and/or operational inefficiencies, time delays in performance delivery, indirect costs increases and potentially reimbursable or recoverable expenses. During the third quarter of 2019, we incurred $140.3 million of restructuring, impairment and charges, which included a $125.1 million vessel impairment charge in Subsea. See Note 17 for further details.

Separation Costs
We incurred $9.4 million of separation costs associated with the preparation of the separation transaction during the third quarter of 2019. Due to the COVID-19 pandemic, the significant decline in commodity prices, and the heightened volatility in global equity markets, we have postponed the completion of the transaction until the markets sufficiently recover. See Note 2 for further details.
Merger Transaction and Integration Costs
We incurred integration costs of $6.2 million during the third quarter of 2019, before the announcement of the planned separation transaction due to the continuation of the integration activities pertaining to combining the two legacy companies.
Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions and gains and losses on sales of property, plant and equipment. In the third quarter of 2020, we recognized $28.9 million of other income, which primarily included $5.6 million of net foreign exchange gains and $5.4 million of gains on sales of property, plant and equipment. In the third quarter of 2019, we recognized $57.7 million of other losses, which primarily included $53.2 million of net foreign exchange losses and $8.5 million of losses on sales of property, plant and equipment. The change in foreign exchange losses is primarily due to favorable hedging costs and a reduction in foreign exchange losses from unhedged currencies.
Net Interest Expense
During three months ended September 30, 2020, net interest expense decreased $24.7 million compared to the same period in 2019, primarily due to the change in the fair value of the redeemable financial liability. We revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $61.9 million during the three months ended September 30, 2020 as compared to $99.1 million recognized during the same period in 2019. See Note 21 for further details. Net interest expense, excluding the fair value measurement of the mandatorily redeemable financial liability, also includes the impact of interest income and expenses, which were higher on a net basis compared to three months ended September 30, 2019.
Provision for Income Taxes
Our provision for income taxes for three months ended September 30, 2020 and 2019 reflected effective tax rates of 77.9% and (237.1)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses, including certain impairments in jurisdictions with a full valuation allowance, and a favorable change in the forecasted earnings mix, offset in part by one-time benefits that were recorded in 2019 for the release of two uncertain tax positions, one for intercompany interest expense and one for foreign exchange.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2020	2019	$	%
Revenue	$9,624.5	$9,682.3	(57.8)	(0.6)

Costs and expenses
Cost of sales	8,218.3	7,883.5	334.8	4.2
Selling, general and administrative expense	780.8	919.7	(138.9)	(15.1)
Research and development expense	108.8	110.0	(1.2)	(1.1)
Impairment, restructuring and other expenses (Note 17)	3,440.7	166.0	3,274.7	1,972.7
Separation costs (Note 2)	27.1	9.4	17.7	n/a
Merger transaction and integration costs	—	31.2	(31.2)	n/a
Total costs and expenses	12,575.7	9,119.8	3,455.9	37.9

Other income (expense), net	(9.3)	(156.5)	147.2	94.1
Income from equity affiliates (Note 11)	52.9	54.0	(1.1)	(2.0)
Net interest expense	(238.5)	(345.3)	106.8	30.9
Income (loss) before income taxes	(3,146.1)	114.7	(3,260.8)	(2,842.9)
Provision for income taxes (Note 19)	77.9	96.5	(18.6)	(19.3)
Net income (loss)	(3,224.0)	18.2	(3,242.2)	(17,814.3)
Net income attributable to non-controlling interests	(24.3)	(19.4)	(4.9)	(25.3)
Net loss attributable to TechnipFMC plc	$(3,248.3)	$(1.2)	(3,247.1)	(270,591.7)
Revenue
Revenue decreased $57.8 million during the nine months ended September 30, 2020, compared to the same period in 2019. Subsea revenue increased year-over-year primarily due to increased project activity in the Gulf of Mexico and the North Sea. Increased revenue in Technip Energies was primarily driven by the continued ramp-up of Arctic LNG 2, increased activity on downstream projects and Process Technology business, which more than offset the decline in revenue from Yamal LNG. Technip Energies revenue was also favorably impacted by the result of a litigation settlement. Surface Technologies revenue decreased versus the prior-year period, primarily as a result of the significant decline in operator activity in North America, with partial impact from order intake timing in international markets. In addition, our consolidated revenues were negatively impacted by operational challenges associated with the COVID-19 related disruptions.

Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales decreased to 14.6% during the nine months ended September 30, 2020, compared to 18.6% in the prior-year period. Subsea gross profit decreased due to a more competitively priced backlog and the negative operational impacts related to COVID-19. Gross profit declined in Technip Energies due in large part to a reduced contribution from Yamal LNG as the project reached physical completion last year and is progressing through the warranty phase. Surface Technologies gross profit was negatively impacted primarily by the year-over-year decline in North American drilling and completions activity, which was partially offset by the lower costs from our accelerated cost reduction initiative implemented during 2020.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $138.9 million year-over-year, primarily as a result of decreased corporate expenses and the accelerated pace of cost reduction actions.

Impairment, Restructuring and Other Expense
We incurred $3,440.7 million of restructuring, impairment and other charges during the nine months ended September 30, 2020. These charges primarily included $3,083.4 million of goodwill impairment, $169.6 million of long-lived assets impairment, $101.8 million of COVID-19 related expenses, and $85.9 million for restructuring and severance expenses. COVID-19 related expenses represent unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of the COVID-19 pandemic situation, which would not have been incurred otherwise. COVID-19 related expenses primarily included (a) employee payroll and travel, operational disruptions associated with quarantining, personnel travel restrictions to job sites, and shutdown of manufacturing plants and sites; (b) supply chain and related expediting costs of accelerated shipments for previously ordered and undelivered products; (c) costs associated with implementing additional information technology to support remote working environments; and (d) facilities-related expenses to ensure safe working environments. COVID-19 related expenses exclude costs associated with project and/or operational inefficiencies, time delays in performance delivery, indirect costs increases and potentially reimbursable or recoverable expenses. During the nine months ended September 30, 2019, we incurred $166.0 million of restructuring, impairment and other charges, which included a $125.1 million vessel impairment charge in the Subsea segment. See Note 17 for further details.

Separation Costs
We incurred $27.1 million of separation costs associated with the preparation of the separation transaction during the nine months ended September 30, 2020. Due to the COVID-19 pandemic, the significant decline in commodity prices, and the heightened volatility in global equity markets, we have postponed the completion of the transaction until the markets sufficiently recover. See Note 2 for further details.
Merger Transaction and Integration Costs
We incurred merger transaction and integration costs of $31.2 million during the nine months ended September 30, 2019, before the announcement of the planned separation transaction due to the continuation of the integration activities pertaining to combining the two legacy companies.
Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and other non-operating gains and losses. During the nine months ended September 30, 2020, we recognized $9.3 million of other expenses, which primarily included $43.5 million of net foreign exchange losses, partially offset by $9.7 million of gains on sales of property, plant and equipment. During the nine months ended September 30, 2019, we recognized $156.5 million of other expenses, which primarily included a $82.8 million of net foreign exchange losses, $54.6 million legal provision, net of settlements and $14.5 million of losses on sales of property, plant and equipment. The change in foreign exchange losses is primarily due to a reduction in foreign exchange losses from unhedged currencies, more favorable hedging costs, and thxe effects of a weakened U.S. dollar on naturally hedged projects.

Net Interest Expense

Net interest expense decreased $106.8 million in the nine months ended September 30, 2020, compared to 2019, primarily due to the change in the fair value of the redeemable financial liability. We revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $148.2 million during the nine months ended September 30, 2020 as compared to $324.0 million recognized during the same period in 2019. See Note 21 for further details. Net interest expense, excluding the fair value measurement of the mandatorily redeemable financial liability, also includes the impact of interest income and expenses, which were lower on a net basis compared to the same period of 2019.
Provision for Income Taxes
Our provision for income taxes for the nine months ended September 30, 2020 and 2019 reflected effective tax rates of (2.5)% and 84.1%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the impact of nondeductible goodwill impairments, offset in part by the reduced impact of losses in jurisdictions with a full valuation allowance and a favorable change in the forecasted earnings mix. The decrease was also impacted by one-time benefits that were recorded in 2019 for the release of a valuation allowance.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 6 for further details.
Subsea

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2020	2019	$	%
Revenue	$1,501.8	$1,342.2	159.6	11.9
Operating profit (loss)	$20.3	$(79.6)	99.9	125.5

Operating profit as a percentage of revenue	1.4%	(5.9)%		7.3 pts.
Subsea revenue increased $159.6 million or 11.9% year-over-year, primarily due to higher project activity in the United States, Norway and Africa. Despite operational challenges associated with COVID-19 related disruptions, we continued to demonstrate strong execution of our backlog.

Subsea operating profit increased from the prior-year quarter primarily driven by higher activity and the benefits from our cost reduction initiatives. Non-recurring charges, including asset impairments, decreased by $87.8 million compared to the third quarter of 2019. Operating profit was also negatively affected by a more competitively priced backlog and operational impacts related to COVID-19. Non-recurring charges incurred related to COVID-19 disruptions during the period were $18.7 million. See Note 17 for further details.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Technip Energies(a)

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2020	2019	$	%
Revenue	$1,608.2	$1,596.3	11.9	0.7
Operating profit	$129.5	$284.6	(155.1)	(54.5)

Operating profit as a percentage of revenue	8.1%	17.8%		(9.7) pts.
(a) In connection with the planned separation transaction, in the first quarter of 2020, we renamed our Onshore/Offshore segment Technip Energies. See Note 2 for further details.
Technip Energies revenue increased $11.9 million or 0.7% year-over-year. Revenue benefited from the continued ramp-up of Arctic LNG 2 and higher activity on downstream projects in Africa, North America and India, which more than offset the decline in revenue from Yamal LNG. COVID-19 related operational efficiencies and business disruption also impeded revenue growth in the quarter.

Operating profit decreased versus the prior-year quarter, primarily due to a reduced contribution from Yamal LNG and lower margin realization on early stage projects, including Arctic LNG 2. Project execution remained strong across the portfolio. Non-recurring charges incurred related to COVID-19 disruptions during the period were $15.3 million. See Note 17 for further details.

Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

Surface Technologies

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2020	2019	$	%
Revenue	$225.7	$396.6	(170.9)	(43.1)
Operating profit (loss)	$(7.0)	$6.1	(13.1)	(214.8)

Operating profit as a percentage of revenue	(3.1)%	1.5%		(4.6) pts.
Surface Technologies revenue decreased $170.9 million, or 43.1%, year-over-year, primarily driven by the significant reduction in operator activity in North America. Revenue outside of North America displayed resilience, with a more modest decline due to reduced activity level. Nearly 70% of total segment revenue was generated outside of North America in the period.
Surface Technologies operating profit decreased versus the prior-year quarter primarily due to lower activity in North America driven by the significant decline in rig count and completions-related activity, which was partially offset by lower costs from our accelerated cost reduction actions initiated in the first quarter of 2020. Operating profit was also negatively impacted by non-recurring charges related to COVID-19 disruptions, which were $2.4 million for the three months ended September 30, 2020. See Note 17 for further details.
Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Corporate Expenses

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Corporate expenses	$(27.7)	$(75.6)	47.9	63.4

Corporate expenses decreased by $47.9 million during the third quarter of 2020 as compared to the same period in 2019. Lower activity and the cost reduction measures implemented at the beginning of 2020 resulted in $20.4 million reduction in corporate expenses. Corporate expenses incurred during the third quarter of 2019 included $9.4 million of separation costs and $6.2 million of integration expenses, which did not repeat duirng the third quarter of 2020.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 6 for further details.
Subsea

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Revenue	$4,133.4	$4,036.2	97.2	2.4
Operating profit (loss)	$(2,806.0)	$65.0	(2,871.0)	n/a

Operating profit (loss) as a percentage of revenue	(67.9)%	1.6%		(69.5) pts.
Subsea revenue increased $97.2 million, or 2.4%, year-over-year, primarily due to higher project activity in the United States, Norway and Africa. Despite operational challenges associated with COVID-19 related disruptions, we continued to demonstrate strong execution of our backlog.

Subsea operating loss for the nine months ended September 30, 2020 is primarily due to significant impairment charges and other non-recurring charges. The operating loss included $2,912.8 million of goodwill and long-lived assets impairments, restructuring and other charges and COVID-19 related expenses compared to $138.0 million in 2019. Non-recurring charges incurred related to COVID-19 disruptions during the period were $50.1 million. See Note 17 for further details.

Refer to ‘Non-GAAP Measures’ below for more information regarding our segment operating results.

Technip Energies(a)

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Revenue	$4,694.2	$4,436.4	257.8	5.8
Operating profit	$512.0	$714.3	(202.3)	(28.3)

Operating profit as a percentage of revenue	10.9%	16.1%		(5.2) pts.
(a) In connection with the planned separation transaction, in the first quarter of 2020, we renamed our Onshore/Offshore segment Technip Energies. See Note 2 for further details.
Technip Energies revenue increased $257.8 million, or 5.8% year-over-year. Revenue benefited from the continued ramp-up of Arctic LNG 2 and higher activity on downstream projects in Africa, North America and India, which more than offset the decline in revenue from Yamal LNG. COVID-19 related operational efficiencies and business disruption also impeded revenue growth during the nine months ended September 30, 2020. Revenue during the period benefited from a $113.2 million litigation settlement.

Operating profit decreased year-over-year, primarily due to a reduced contribution from Yamal LNG and lower margin realization on early stage projects, including Arctic LNG 2. Project execution remained strong across the portfolio. Non-recurring charges incurred related to COVID-19 disruptions during the period were $44.0 million. See Note 17 for further details.

Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.

Surface Technologies

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Revenue	$796.9	$1,209.7	(412.8)	(34.1)
Operating profit (loss)	$(444.4)	$42.1	(486.5)	n/a

Operating profit (loss) as a percentage of revenue	(55.8)%	3.5%		(59.3) pts.
Surface Technologies revenue decreased $412.8 million, or 34.1%, year-over-year, primarily driven by the significant reduction in operator activity in North America. Revenue outside of North America displayed resilience, with a more modest decline due to reduced activity levels. Nearly 60% of total segment revenue was generated outside of North America in the period.
Surface Technologies operating loss was primarily due to impairment and other non-recurring restructuring charges. The operating loss included $439.8 million of goodwill and long-lived assets impairments, restructuring and other COVID-19 related expenses. Operating loss was also negatively impacted by the reduced demand in North America driven by the significant decline in rig count and completions-related activity, which was partially offset by lower costs from our accelerated cost reduction actions initiated in the first quarter of 2020. Non-recurring charges incurred related to COVID-19 disruptions during the period were $7.7 million. See Note 17 for further details.

Refer to ‘Non-GAAP Measures’ below for more information regarding our segment operating results.
Corporate Expenses

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	$	%
Corporate expenses	$(125.7)	$(278.6)	152.9	54.9

Corporate expenses decreased by $152.9 million during the nine months ended September 30, 2020 as compared to the same period in 2019. Lower activity and the impact of cost reduction implemented during the beginning of 2020 resulted in a $59.7 million reduction in corporate expenses, which were offset by $27.1 million of separation costs incurred during the first quarter of 2020. Corporate expenses incurred during the nine months ended September 30, 2019 included a legal provision, net of settlements, of $54.6 million, $31.2 million of integration expenses and $9.4 million of separation costs, which did not repeat during the nine months ended September 30, 2020.
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2020
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(3.9)	$10.3	$22.5	$91.8	$120.7	$108.5	$229.2

Charges and (credits):
Impairment and other charges	26.0	—	5.3	—	31.3	—	31.3
Restructuring and other charges	21.6	—	2.7	—	24.3	—	24.3
Direct COVID-19 expenses	28.5	—	7.9	—	36.4	—	36.4
Adjusted financial measures	$72.2	$10.3	$38.4	$91.8	$212.7	$108.5	$321.2

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$(0.01)
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.16

	Three Months Ended
	September 30, 2019
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(119.1)	$3.8	$81.1	$116.5	$82.3	$141.6	$223.9

Charges and (credits):
Impairment and other charges	126.1	—	0.2	—	126.3	—	126.3
Restructuring and other charges	12.3	—	1.7	—	14.0	—	14.0
Business combinations transaction and integration costs	6.1	—	0.1	—	6.2	—	6.2
Separation costs	7.5	—	1.9		9.4	—	9.4
Legal provision, net	(0.6)	—	—	—	(0.6)	—	(0.6)
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Valuation allowance	15.0	—	(15.0)	—	—	—	—
Adjusted financial measures	$53.8	$3.8	$72.0	$116.5	$246.1	$133.1	$379.2

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$(0.27)
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.12

	Nine Months Ended
	September 30, 2020
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(3,248.3)	$24.3	$77.9	$238.5	$(2,907.6)	$335.5	$(2,572.1)

Charges and (credits):
Impairment and other charges	3,239.4	—	13.6	—	3,253.0	—	3,253.0
Restructuring and other charges	77.8	—	8.1	—	85.9	—	85.9
Direct COVID-19 expenses	83.1	—	18.7	—	101.8	—	101.8
Litigation settlement	(113.2)	—	—	—	(113.2)	—	(113.2)
Separation costs	20.2	—	6.9	—	27.1	—	27.1
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Valuation allowance	(0.2)	—	0.2	—	—	—	—
Adjusted financial measures	$65.3	$24.3	$127.4	$238.5	$455.5	$327.0	$782.5

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$(7.24)
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.15

	Nine Months Ended
	September 30, 2019
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(1.2)	$19.4	$96.5	$345.3	$460.0	$378.5	$838.5

Charges and (credits):
Impairment and other charges	127.0	—	0.5	—	127.5	—	127.5
Restructuring and other charges	30.6	—	7.9	—	38.5	—	38.5
Business combinations transaction and integration costs	24.8	—	6.4	—	31.2	—	31.2
Separation costs	7.5	—	1.9	—	9.4	—	9.4
Reorganization	19.2	—	6.1	—	25.3	—	25.3
Legal provision, net	54.6	—	—	—	54.6	—	54.6
Purchase price accounting adjustment	19.5	—	6.0	—	25.5	(25.5)	—
Valuation allowance	(25.3)	—	25.3	—	—	—	—
Adjusted financial measures	$256.7	$19.4	$150.6	$345.3	$772.0	$353.0	$1,125.0

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$—
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.57

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2020
	Subsea	Technip Energies	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$1,501.8	$1,608.2	$225.7	$—	$—	$3,335.7

Operating profit (loss), as reported (pre-tax)	$20.3	$129.5	$(7.0)	$(27.7)	$5.6	$120.7

Charges and (credits):
Impairment and other charges	17.6	5.7	5.4	2.6	—	31.3
Restructuring and other charges	7.1	15.1	0.9	1.2	—	24.3
Direct COVID-19 expenses	18.7	15.3	2.4	—	—	36.4
Subtotal	43.4	36.1	8.7	3.8	—	92.0

Adjusted Operating profit (loss)	63.7	165.6	1.7	(23.9)	5.6	212.7

Depreciation and amortization	82.3	8.9	15.6	1.7	—	108.5

Adjusted EBITDA	$146.0	$174.5	$17.3	$(22.2)	$5.6	$321.2

Operating profit margin, as reported	1.4%	8.1%	(3.1)%			3.6%

Adjusted Operating profit margin	4.2%	10.3%	0.8%			6.4%

Adjusted EBITDA margin	9.7%	10.9%	7.7%			9.6%

	Three Months Ended
	September 30, 2019
	Subsea	Technip Energies	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$1,342.2	$1,596.3	$396.6	$—	$—	$3,335.1

Operating profit (loss), as reported (pre-tax)	$(79.6)	$284.6	$6.1	$(75.6)	$(53.2)	$82.3

Charges and (credits):
Impairment and other charges	126.3	—	—	—	—	126.3
Restructuring and other charges	4.9	5.2	0.7	3.2	—	14.0
Business combination transaction and integration costs	—	—	—	6.2	—	6.2
Separation costs	—	—	—	9.4	—	9.4
Legal provision, net	—	—	—	(0.6)	—	(0.6)
Purchase price accounting adjustments - amortization related	8.5	—	—	—	—	8.5
Subtotal	139.7	5.2	0.7	18.2	—	163.8

Adjusted Operating profit (loss)	60.1	289.8	6.8	(57.4)	(53.2)	246.1

Adjusted Depreciation and amortization	79.0	14.4	37.6	2.1	—	133.1

Adjusted EBITDA	$139.1	$304.2	$44.4	$(55.3)	$(53.2)	$379.2

Operating profit margin, as reported	(5.9)%	17.8%	1.5%			2.5%

Adjusted Operating profit margin	4.5%	18.2%	1.7%			7.4%

Adjusted EBITDA margin	10.4%	19.1%	11.2%			11.4%

	Nine Months Ended
	September 30, 2020
	Subsea	Technip Energies	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$4,133.4	$4,694.2	$796.9	$—	$—	$9,624.5

Operating profit (loss), as reported (pre-tax)	$(2,806.0)	$512.0	$(444.4)	$(125.7)	$(43.5)	$(2,907.6)

Charges and (credits):
Impairment and other charges	2,826.6	5.7	418.1	2.6	—	3,253.0
Restructuring and other charges*	36.1	29.1	14.0	6.7	—	85.9
Direct COVID-19 expenses	50.1	44.0	7.7	—	—	101.8
Litigation settlement	—	(113.2)	—	—	—	(113.2)
Separation costs	—	—	—	27.1	—	27.1
Purchase price accounting adjustments	8.5	—	—	—	—	8.5
Subtotal	2,921.3	(34.4)	439.8	36.4	—	3,363.1

Adjusted Operating profit (loss)	115.3	477.6	(4.6)	(89.3)	(43.5)	455.5

Adjusted Depreciation and amortization	235.1	26.6	54.7	10.6	—	327.0

Adjusted EBITDA	$350.4	$504.2	$50.1	$(78.7)	$(43.5)	$782.5

Operating profit margin, as reported	(67.9)%	10.9%	(55.8)%			(30.2)%

Adjusted Operating profit margin	2.8%	10.2%	-0.6%			4.7%

Adjusted EBITDA margin	8.5%	10.7%	6.3%			8.1%
*On December 30, 2019, we completed the acquisition of the remaining 50% of Technip Odebrecht PLSV CV. A $7.3 million gain was recorded within restructuring and other charges in the Subsea segment during the nine months ended September 30, 2020.

	Nine Months Ended
	September 30, 2019
	Subsea	Technip Energies	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$4,036.2	$4,436.4	$1,209.7	$—	$—	$9,682.3

Operating profit (loss), as reported (pre-tax)	$65.0	$714.3	$42.1	$(278.6)	$(82.8)	$460.0

Charges and (credits):
Impairment and other charges	126.9	—	0.6	—	—	127.5
Restructuring and other charges	11.1	11.1	2.8	13.5	—	38.5
Business combination transaction and integration costs	—	—	—	31.2	—	31.2
Separation costs	—	—	—	9.4	—	9.4
Reorganization	—	25.3	—	—	—	25.3
Legal provision, net	—	—	—	54.6	—	54.6
Purchase price accounting adjustments - amortization related	25.5	—	—	—	—	25.5
Subtotal	163.5	36.4	3.4	108.7	—	312.0

Adjusted Operating profit (loss)	228.5	750.7	45.5	(169.9)	(82.8)	772.0

Adjusted Depreciation and amortization	236.6	30.2	75.7	10.5	—	353.0

Adjusted EBITDA	$465.1	$780.9	$121.2	$(159.4)	$(82.8)	$1,125.0

Operating profit margin, as reported	1.6%	16.1%	3.5%			4.8%

Adjusted Operating profit margin	5.7%	16.9%	3.8%			8.0%

Adjusted EBITDA margin	11.5%	17.6%	10.0%			11.6%

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

	Inbound Orders
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Subsea	$1,607.1	$1,509.9	$3,290.9	$6,820.3
Technip Energies	412.8	696.0	1,809.2	11,966.0
Surface Technologies	207.5	404.7	760.9	1,188.3
Total inbound orders	$2,227.4	$2,610.6	$5,861.0	$19,974.6
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

	Order Backlog
(In millions)	September 30, 2020	December 31, 2019
Subsea	$7,218.0	$8,479.8
Technip Energies	12,059.2	15,298.1
Surface Technologies	368.9	473.2
Total order backlog	$19,646.1	$24,251.1
Subsea - Order backlog for Subsea at September 30, 2020 decreased by $1.3 billion compared to December 31, 2019. Subsea backlog of $7.2 billion at September 30, 2020 was composed of various subsea projects, including Total Mozambique LNG; Eni Coral and Merakes; Petrobras Mero I and Mero II; Energean Karish; ExxonMobil Payara; Reliance MJ-1; Equinor Johan Sverdrup Phase 2; Husky West White Rose; BP Platina; Chevron Gorgon Stage 2; and Woodside Pyxis and Lambert Deep.

Technip Energies - Technip Energies order backlog at September 30, 2020 decreased by $3.2 billion compared to December 31, 2019. Technip Energies backlog of $12.1 billion at September 30, 2020 was composed of various projects, including Arctic LNG 2, Yamal LNG; Midor refinery expansion; BP Tortue FPSO; Long Son Petrochemicals; ExxonMobil Beaumont refinery expansion; HURL fertilizer plants; Petronas Kasawari; Energean Karish; Neste bio-diesel expansion; and Motor Oil Hellas New Naphtha Complex.
Surface Technologies - Order backlog for Surface Technologies at September 30, 2020 decreased by $104.3 million compared to December 31, 2019. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within 12 months.
Non-consolidated backlog - Non-consolidated order backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.

Non-consolidated order backlog
(In millions)	September 30, 2020
Subsea	$674.0
Technip Energies	1,998.7
Total order backlog	$2,672.7

LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flows through centralized bank accounts controlled and maintained by TechnipFMC globally and in many operating jurisdictions to best meet the liquidity needs of our global operations.
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
The following table provides a reconciliation of our cash and cash equivalents to net cash, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$4,244.0	$5,190.2
Short-term debt and current portion of long-term debt	(612.2)	(495.4)
Long-term debt, less current portion	(3,248.0)	(3,980.0)
Net cash	$383.8	$714.8
Cash Flows
Operating cash flows - During the nine months ended September 30, 2020 and 2019, we generated $102.1 million and $289.4 million in cash flows, respectively, from operating activities. The year-over-year decrease of $187.3 million in cash generated by operating activities was primarily due to timing differences on project milestones and vendor payments.

Investing cash flows - Investing activities used $212.4 million and $357.2 million of cash during the nine months ended September 30, 2020 and 2019, respectively. The year-over-year decrease of $144.8 million in cash used by investing activities was due primarily to decreased capital expenditures and decreased payments to acquire debt securities during the nine months ended September 30, 2020.
Financing cash flows - Financing activities used $911.8 million and $898.9 million of cash during the nine months ended September 30, 2020 and 2019, respectively. The year-over-year increase of $12.9 million in cash used by financing activities was due primarily to the increased debt pay down activity during the nine months ended September 30, 2020, partially offset by our efforts and commitment to preserve cash, which included reduction in cash dividends and share repurchases.
Debt and Liquidity
Significant Funding and Liquidity Activities - During the nine months ended September 30, 2020, we completed the following transactions in order to enhance our total liquidity position:
•Repaid $233.9 million of 5.00% 2010 private placement notes;
•Repaid the remaining outstanding balance of $190.0 million of the term loan assumed in connection with the acquisition of the remaining 50% interest in TOP CV.
•Issued €200 million aggregate principal amount of 4.500% Euro Denominated Notes due June 30, 2025. In the event of the spin-off of our Technip Energies business segment followed, within three months of the effective date of the spin-off, by a downgrade by a nationally recognized rating agency of the corporate rating of TechnipFMC from an investment grade to a non-investment grade rating or a withdrawal of any such rating, the interest rate applicable to the Euro Denominated Notes will be increased to 5.75%;

•Entered into a new, six-month €500 million senior unsecured revolving credit facility agreement, which may be extended for two additional three-month periods; and
•Entered into the CCFF Program, which allows us to issue up to £600 million of unsecured commercial paper notes.
Credit Facilities - The following is a summary of our revolving credit facilities at September 30, 2020:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding(a)	Letters of Credit	Unused Capacity	Maturity
Revolving credit facility	$2,500.0	$—	$737.8	$—	$1,762.2	January 2023
CCFF Program	£600.0	£—	£600.0	£—	£—	March 2021
Euro Facility	€500.0	€—	€—	€—	€500.0	November 2020
Bilateral credit facility	€100.0	€—	€—	€—	€100.0	May 2021
(a)Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.
Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $737.8 million of commercial paper issued under our facility at September 30, 2020. In addition, we had $769.6 million of Notes outstanding under the CCFF Program. As we had both the ability and intent to refinance these obligations on a long-term basis, these commercial paper borrowings were classified as long-term debt in the accompanying condensed consolidated balance sheets at September 30, 2020.
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
As of September 30, 2020, we were in compliance with all restrictive covenants under our credit facilities. See Note 14 for further details.

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
The income approach was used as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread, and the credit spread of other counterparties not publicly available, are approximated using the spread of similar companies in the same industry, of similar size, and with the same credit rating. See Note 21 for further details.

The significant declines in the equity markets and in the valuation of other assets precipitated by the COVID-19 pandemic negatively affected the values of our pension plan assets during the first quarter ended March 31, 2020. While the equity markets and the valuation of other assets have recovered moderately during the quarter ended September 30, 2020, the fair values of our pension plan assets remain lower than pre-pandemic levels. If pension plan asset values do not continue to recover to pre-pandemic levels or deteriorate again as a result of uncertainty regarding the timing and pace of economic recovery from the COVID-19 pandemic, we may incur increased pension expense in future periods.
Financial Position Outlook
In this uncertain market environment due to the COVID-19 pandemic and the oil price decline, we are strategically focused on cash and liquidity preservation.
We reduced our expectations for capital expenditures in the current year by more than 30% to approximately $300.0 million. Projected capital expenditures for 2020 do not include any contingent capital that may be needed to respond to a contract award.
We announced a series of cost reduction initiatives that will result in annualized savings of more than $350.0 million that extend to all business segments and support functions. We have achieved the targeted run-rate savings in the third quarter, ahead of schedule.
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
Historically, TechnipFMC has generated liquidity and capital resources primarily through operations and, when needed, through its credit facility. We have $1,762.2 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses.
While client conversations remain ongoing, the Company’s increased visibility gives us confidence in our full-year guidance for all business segments. We expect free cash flow to be between cash flow neutral and $150.0 million. We define free cash flow as cash flow from operating activities less capital expenditures.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2020, there were no changes to our identified critical accounting estimates, other than those indicated below.
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

Our operating loss for the three and nine months ended September 30, 2020 was positively impacted by approximately $165.1 million and $340.0 million, respectively, as a result of changes in contract estimates related to projects that were in progress at September 30, 2020. During the three and nine months ended September 30, 2020, we recognized changes in our estimates that had an impact on our margin in the amounts of $188.2 million, $(22.3) million, and $(0.8) million for the three months ended September 30, 2020, and $362.8 million, $(17.8) million, and $(5.0) million for the nine months ended September 30, 2020, in our Technip Energies, Subsea, and Surface Technologies segments, respectively. The changes in contract estimates are attributed to better-than-expected performance in the execution of our projects.
Our operating profit was positively impacted by approximately $289.0 million and $721.3 million, respectively, for the three and nine months ended September 30, 2019, comprising $225.3 million and $63.7 million, respectively, for the three months ended September 30, 2019 and $482.2 million and $239.1 million for the nine months ended September 30, 2019 in our Technip Energies and Subsea segments, respectively. The changes in contract estimates were attributed to better than expected performance in the execution of our projects.
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

There is no certainty that a settlement with PNF will be reached or that the settlement will not exceed current accruals. The PNF has a broad range of potential sanctions under anti-corruption laws and regulations that it may seek to impose in appropriate circumstances including, but not limited to, fines, penalties, and modifications to business practices and compliance programs. Any of these measures, if applicable to us, as well as potential customer reaction to such measures, could have a material adverse impact on our business, results of operations, and financial condition. If we cannot reach a resolution with the PNF, we could be subject to criminal proceedings in France, the outcome of which cannot be predicted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposure to market risk has not changed materially since December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2020.
The following table summarizes repurchases of our ordinary shares during the three months ended September 30, 2020.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2020 – July 31, 2020	—	$—	—	14,286,427
August 1, 2020 – August 31, 2020	—	$—	—	14,286,427
September 1, 2020 – September 30, 2020	—	$—	—	14,286,427
Total	—		—	14,286,427
(a)In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300 million for the purchase of ordinary shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Executive Severance Agreements

On October 28, 2020, the Compensation Committee of our Board of Directors approved entering into replacement Executive Severance Agreements with our executive officers due to the termination of the previous agreements. Similar to the prior agreements, the Executive Severance Agreements provide for “double trigger” severance benefits if an executive officer’s employment is terminated without cause or constructively terminated within the twenty-four months following a change in control. The severance benefits are equal to (i) a multiple of each executive’s base salary (multiple of three for our Chief Executive Officer and Chief Financial Officer; multiple of two for all other executive officers); (ii) a multiple of the greater of the executive’s annual target cash bonus or the executive’s prior three-year average annual cash bonus (multiple of three for our Chief Executive Officer and Chief Financial Officer; multiple of two for all other executive officers); (iii) accrued but unpaid base salary and unused paid time off pay; (iv) a pro-rated payment equal to the amount of the executive’s annual target cash bonus for the year the executive is terminated; and (v) an amount equal to the monthly premium payable for the executive under the Company’s health care, life, accidental death and dismemberment insurance and long-term disability insurance coverage for twenty-four months, or in the case of our Chief Executive Officer and Chief Financial Officer, for thirty-six months. If an executive is eligible for severance under applicable law, collective agreement, or an employment agreement, then the severance paid under the Executive Severance Agreement will be reduced by any such other severance amounts. Receipt of the severance benefits under the Executive Severance Agreements is subject to the executive signing a release of claims. The severance benefits may also be reduced to the extent payment of such benefits would not be deductible by reason of Section 280G of the U.S. Internal Revenue Code. Following termination, the executive would also no longer be subject to any stock ownership or retention requirements.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Form of TechnipFMC plc Executive Severance Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Indicates a management contract or compensatory plan or arrangement.
**    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: November 2, 2020