Form 10-K
period 2020-12-31
TechnipFMC plc
filed 2021-03-05
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUALLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 30, 2020, by the closing price on such day of $6.80 as reported on the New York Stock Exchange, was $2.7 billion.

Class	Outstanding at February 24, 2021
Ordinary shares, $1.00 par value per share	450,433,770
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include unpredictable trends in the demand for and price of crude oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; the COVID-19 pandemic and its impact on the demand for our products and services; our inability to develop, implement, and protect new technologies and services; the cumulative loss of major contracts, customers, or alliances; disruptions in the political, regulatory, economic, and social conditions of the countries in which we conduct business; the refusal of DTC and Euroclear to act as depository and clearing agencies for our shares; the United Kingdom’s withdrawal from the European Union; the impact of our existing and future indebtedness and the restrictions on our operations by terms of the agreements governing our existing indebtedness; the risks caused by our acquisition and divestiture activities; the risks caused by fixed-price contracts; any delays and cost overruns of new capital asset construction projects for vessels and manufacturing facilities; our failure to deliver our backlog; our reliance on subcontractors, suppliers, and our joint venture partners; a failure of our IT infrastructure, including as a result of cyber-attacks; the risks of pirates endangering our maritime employees and assets; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with numerous laws and regulations, including those related to environmental protection, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; the additional restrictions on dividend payouts or share repurchases as an English public limited company; uninsured claims and litigation against us, including intellectual property litigation; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; the uncertainties related to the anticipated benefits or our future liabilities in connection with the spin-off of our Technip Energies business segment (the “Spin-off”); any negative changes in Technip Energies’s results of operations, cash flows and financial position, which impact the value of our remaining investment therein and our obligations under the share purchase agreement, dated January 7, 2021 (the “Share Purchase Agreement”), with Bpifrance Participations SA, a société anonyme incorporated under the laws of the Republic of France (‘‘BPI”); potential departure of our key managers and employees; adverse seasonable and weather conditions and unfavorable currency exchange rate; risk in connection with our defined benefit pension plan commitments, as well as those set forth in Part I, Item 1A, “Risk Factors” and elsewhere of this Annual Report on Form 10-K. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I
ITEM 1. BUSINESS
Company Overview
TechnipFMC plc, a public limited company incorporated and organized under the laws of England and Wales, with registered number 09909709, and with its registered office at One St. Paul’s Churchyard, London EC4M 8AP, United Kingdom (“TechnipFMC,” the “Company,” “we,” or “our”) is a global leader in the energy industry; delivering projects, products, technologies, and services. With our proprietary technologies and production systems, integrated expertise, and comprehensive solutions, we are transforming our customers’ project economics.

We have operational headquarters in Paris, France, and Houston, Texas, United States, and operate across three business segments: Subsea, Technip Energies, and Surface Technologies. We are uniquely positioned to deliver greater efficiency across project lifecycles from concept to project delivery and beyond. Through innovative technologies and improved efficiencies, our offering unlocks new possibilities for our customers in developing their energy resources and in their positioning to meet the energy transition challenge. On February 16, 2021, the Company completed the Spin-off. Subsequent to the Spin-off, the Company will operate under two reporting segments: Subsea and Surface Technologies, for further details see section “The Spin-off” below.

Enhancing our performance and competitiveness is a key component of this strategy, which is achieved through technology and innovation differentiation, seamless execution, and reliance on simplification to drive costs down. We are targeting profitable and sustainable growth by seizing market growth opportunities and expanding our range of services. We are managing our assets efficiently to ensure we are well-prepared to drive and benefit from the opportunities in many of the segments we serve.

Each of our more than 35,000 employees is driven by a steady commitment to clients and a culture of project execution, purposeful innovation, challenging industry conventions, and rethinking how the best results are achieved. This leads to fresh thinking, streamlined decisions, and smarter results, enabling us to achieve our vision of enhancing the performance of the world’s energy industry.

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

Forsys Subsea brought the industry’s most-talented subsea professionals together early in operators’ project concept phase with the technical capabilities to design and integrate products, systems, and installation to significantly reduce the cost of subsea field development and enhance overall project economics.

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

In 2018, TechnipFMC delivered the industry’s first three full-cycle, integrated projects and realized considerable growth in Subsea order inbound, driven in part by its unique integrated offering, iEPCI™ (“iEPCI”). For all of 2019, the value of integrated subsea awards to TechnipFMC more than doubled versus the prior year, representing more than 50% of all Subsea project order inbound. The increase was driven by a wider adoption of the integrated business model, particularly by those clients where we have unique alliances. With the industry’s most comprehensive and only truly integrated subsea market offering, we have continued to expand the deepwater opportunity set for our clients.

TechnipFMC’s expertise does not end with the production of hydrocarbons. Because of its best-in-class Engineering and Construction (“E&C”) project design and execution capabilities, enabled by a portfolio of proprietary technologies, TechnipFMC continues to secure and deliver projects that further enable our clients to monetize resources – from liquefaction of gas, both onshore and on floating vessels, through refining and product facilities and with green chemistry and renewables.

The Spin-off

On August 26, 2019, we announced our intention to separate into two diversified pure-play market leaders – TechnipFMC, focused on subsea and surface hydrocarbon production, and Technip Energies, focused on downstream engineering, procurement, and construction (”EPC”) project execution. Due to the COVID-19 pandemic, a significant decline in commodity prices, and the heightened volatility in global equity markets, on March 15, 2020, we announced the postponement of the completion of the transaction until the markets sufficiently recover. On January 7, 2021, we announced the resumption of activity toward completion of the transaction based on increased clarity in the market outlook and our demonstrated ability to successfully execute projects.

On February 16, 2021, we completed the separation of the Technip Energies business segment. The transaction was structured as a spin-off (the “Spin-off”), which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1 percent of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., New York City time on the record date, February 17, 2021. Technip Energies N.V. is now an independent public company and its shares trade under the ticker symbol “TE” on the Euronext Paris stock exchange.

In connection with the Spin-off, on January 7, 2021, BPI, which has been one of our substantial shareholders since 2009, entered into a Share Purchase Agreement pursuant to which BPI agreed to purchase a portion of our retained stake in Technip Energies N.V. (the “BPI Investment”) for $200.0 million (the “Purchase Price”). On February 25, 2021, BPI paid $200.0 million in connection with the Share Purchase Agreement. The Purchase Price is subject to adjustments, and BPI’s ownership stake will be determined based upon a thirty day volume-weighted average price of Technip Energies N.V.’ s shares (with BPI’s ownership collared between an 11.82 percentage floor and a 17.25 percentage cap), less a six percent discount. The BPI Investment is subject to customary conditions and regulatory approval. We intend to significantly reduce our shareholding in Technip Energies N.V. over the 18 months following the Spin-off, including in connection with the sale of shares to BPI pursuant to the BPI Investment.

Beginning in the first quarter of 2021, Technip Energies’ historical financial results for periods prior to the Distribution will be reflected in our consolidated financial statements as discontinued operations.

The Spin-off enables both companies to benefit from distinct and compelling market opportunities across the energy value chain; dedicated focus of management, resources, and capital; and unique value propositions with differentiated investment appeal.

•TechnipFMC is a fully-integrated technology and services provider, driving energy development across deepwater, conventional, and unconventional resources. TechnipFMC continues to successfully demonstrate leadership in integrated subsea project delivery and is focused on replicating this success through the development of integrated production models for the surface market. TechnipFMC is also poised to benefit from service opportunities resulting from the world’s largest installed base of subsea production equipment, umbilicals, risers, and flowlines, and in the supply of surface integrated systems in the drilling, frac, production and measurement markets.

•Technip Energies is a leading engineering and construction player, with a robust project delivery model, strong technical capabilities, and proven track record as demonstrated by the successful execution of some of the world’s most iconic EPC projects. Technip Energies will continue to leverage its industry-leading process technology portfolio, particularly in the areas of ethylene and hydrogen, while pursuing further opportunities to enhance and differentiate this portfolio, and to accelerate the journey to a low-carbon future.

BUSINESS SEGMENTS
On February 16, 2021, we completed the Spin-off. Subsequent to the Spin-off, we will operate under two reporting segments: Subsea and Surface Technologies.
Subsea
We are focused on transforming subsea by safely delivering innovative solutions that improve economics, enhance performance and reduce emissions. As a fully-integrated technology and services provider, we continue to drive responsible energy development.

Our Subsea segment provides integrated design, engineering, procurement, manufacturing, fabrication, installation, and life of field services for subsea systems, subsea field infrastructure, and subsea pipe systems used in oil and gas production and transportation.

We are an industry leader in front-end engineering and design (“FEED”), subsea production systems (“SPS”), subsea flexible pipe, and subsea umbilicals, risers, and flowlines (“SURF”) and subsea robotics. We also have the capability to install these products and related subsea infrastructure with our fleet of highly specialized vessels. By integrating the SPS and SURF work scopes, we are able to drive greater value to our clients through more efficient field layout and execution of the installation campaign. This capability, in conjunction with our strong commercial focus, has enabled the successful market introduction of an integrated subsea business model, iEPCI, which spans a project’s early phase design through the life of field.

Our integrated business model is unlocking incremental opportunities and materially expanding the deepwater opportunity set. Since the first iEPCI project was awarded in 2016, market adoption of the business model has accelerated each year.

Through integrated FEED studies, or iFEED™ (“iFEED”), we are uniquely positioned to influence project concept and design. Using innovative solutions for field architecture, including standardized equipment, new technologies, and simplified installation, we can significantly reduce subsea development costs and accelerate time to first production.

Our first-mover advantage and ability to convert iFEED studies into iEPCI contracts, often as a direct award, creates a unique set of opportunities for us that are not available to our peers. This allows us to deliver a fully integrated – and technologically differentiated – subsea system, and to better manage the complete work scope through a single contracting mechanism and a single interface, yielding meaningful improvements in project economics and time to first oil.

We continue to support our clients following project delivery by offering aftermarket and life of field services. Our wide range of capabilities and solutions, including integrated life of field, or iLOF™ (“iLOF”), allows us to help clients increase oil and gas recovery and equipment uptime while reducing overall cost. Our iLOF offering is designed to unlock the full potential of subsea infrastructures during operations by transforming the way subsea services are delivered and proactively addressing the challenges operators face over the life of subsea fields. We provide production optimization, asset life extension insight, proactive de-bottlenecking, and condition-based maintenance.

Our Subsea business depends on our ability to maintain a cost-effective and efficient production system, achieve planned equipment production targets, successfully develop new products, and meet or exceed stringent performance and reliability standards.

Subsea segment products and services
Subsea Production Systems. Our systems are used in the offshore production of crude oil and natural gas. Subsea systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility.

Our subsea production systems and products include subsea trees, chokes and flow modules, manifold pipeline systems, controls and automation systems, well access systems, multiphase and wet-gas meters, and additional technologies. The design and manufacture of our subsea systems requires a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure of deepwater environments, as well as internal pressures of up to 20,000 pounds per square inch ("psi") and temperatures of up to 400º F. The development of our integrated subsea production systems includes initial engineering design studies and field development planning and considers all relevant aspects and project requirements, including optimization of drilling programs and subsea architecture.

Subsea Processing Systems. Our subsea processing systems, which include subsea boosting, subsea gas compression, and subsea separation, are designed to accelerate production, increase recovery, extend field life, and/or lower operators’ production costs for greenfield, subsea tie-back and brownfield applications. To provide these products, systems, and services, we utilize our engineering, project management, procurement, manufacturing, and assembly and test capabilities.

Rigid Pipe. We design and fabricate rigid pipes for production and service applications at our spoolbases. Rigid pipes are installed from our fleet of differentiated rigid pipelay vessels. Our pipelines optimize flow assurance through innovative insulation coatings, electric trace heating, plastic liners, and pipe-in-pipe systems.
Flexible Pipe and Umbilicals. We design and manufacture flexible pipes as well as steel tube, thermoplastic hose, power, communication, and hybrid (a combination of steel tube, thermoplastic hose, and electrical cables) umbilicals. TechnipFMC vessels will typically perform the installation of the flexible pipes and umbilicals, but we also sell these products directly to oil companies or to other vessel operators.

Vessels. We have a fleet of 18 vessels that are used for the installation and servicing of our products. We have sole ownership of ten vessels, ownership of six vessels as part of joint ventures, and two vessels operated under long-term charters.

Subsea Services. We provide a portfolio of well and asset services that improve economics and enhance performance over the life of our clients' subsea development cycle. Well services include all service offerings: (i) provision of exploration and production wellhead systems and services; (ii) remotely operated vehicle (“ROV”) drill support services; (iii) well completion installation services; (iv) well access and intervention services, both rig-based and vessel-based (riserless light well intervention or “RLWI”); and (v) well plug and abandonment. Asset Services include all service offerings, such as (i) maintenance services for test, modification, refurbishment, and upgrade of subsea equipment and tooling; (ii) integrity services based on product and field data to optimize the performance of the subsea asset, including proactive inspection, maintenance, and repair (“IMR”) of subsea infrastructure; and (iii) production metering services to enhance well and field production, including real time virtual metering services and flow assurance services.

Key drivers of subsea services market activity are the services linked to subsea wells in greenfield development and brownfield subsea tiebacks, or infill developments.
Additionally, with our extensive experience in subsea equipment, our leading installed base of subsea production equipment, our broad range of services, and our historical technical design and manufacturing leadership, we are in a unique position to offer integrated solutions across the “life of field” (“LOF”) services. These combine asset light solutions (e.g. RLWI), digital services (e.g. data driven monitoring, surveillance, and production management suite of applications), and leading edge automated and robotic systems (e.g. Schilling ROVs) to enhance the economics of producing fields through maximization of asset uptime, higher production volumes, and lower operating expense.

Robotics, Controls and Automation. We design and manufacture ROVs and manipulator arms that are used in subsea drilling, construction, IMR, and life of field services. Our product offering includes hydraulic work-class ROVs, tether-management systems, launch and recovery systems, remote manipulator arms, and modular control systems. We also provide support and services such as product training, pilot simulator training, spare parts, and technical assistance.

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

Subsea Studio™ Digital Platform. Subsea Studio™ is our portfolio of digital solutions to increase performance, transform experience, and enable innovation. Subsea Studio™ FD is our front-end field development tool, transforming conventional concept, FEED and tender phases into ultra-fast digital field development. Subsea Studio™ Ex is our project execution digital application that increases the efficiency and speed of project execution with a data-centric approach. Subsea Studio™ LOF uses our digitally enabled operations and advanced data driven services to enhance performance and production targets.

Research, Engineering, Manufacturing and Supply Chain (“REMS”). REMS is an organization formed in September of 2019 to support accelerated technology innovation, and product delivery improvements. We accomplish this by reducing the cycle-time of engineering and manufacturing our products, including working with our suppliers to reduce their costs, and optimizing our processes and how we manage workflow. Through REMS, we are focused on challenging existing technologies and implementing world-class manufacturing practices, including LEAN and process automation, to improve reliability while reducing total product cost and lead time to delivery. Our REMS organization primarily supports our Subsea segment but is also integrated across our Surface Technologies segment.

Product Management. In 2019, we established a Product Management function to expand our capabilities to assess, define, and deliver the technologies and products of the future. This function enables REMS, and the Subsea and Surface Technologies businesses to drive the understanding of customer requirements, competitive landscape, and investment prioritization.

Capital Intensity
Many of the systems and products we supply for subsea applications are highly engineered to meet the unique demands of our customers’ field properties and are typically ordered one to two years before installation. We often receive advance payments and progress billings from our customers to fund initial development and working capital requirements.

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

No single Subsea customer accounted for 10% or more of our 2020 consolidated revenue.

Competition
We are the only fully integrated company that can provide the complete suite of subsea production equipment, umbilicals, and flowlines with the complete portfolio of installation and LOF services enabling us to develop a subsea field as a single company. We compete with companies that supply some of the components as well as installation companies. Our competitors include Aker Solutions ASA, Baker Hughes Company (“Baker Hughes”), Dril-Quip, Inc., McDermott International, Inc. (“McDermott”), National Oilwell Varco, Oceaneering International, Inc., Saipem S.p.A. (“Saipem”), Schlumberger, Ltd. (“Schlumberger”), and Subsea 7 S.A.

Seasonality

In the North Sea, winter weather generally subdues drilling activity, reducing vessel utilization and demand for subsea services as certain activities cannot be performed. As a result, the level of offshore activity in our Subsea segment is negatively impacted in the first quarter of each year.

Market Environment
The volatile, and generally low, crude oil price environment of the last several years led many of our customers to reduce their capital spending plans and defer new deepwater projects. Order activity in 2020 was particularly impacted by the sharp decline in commodity prices in April, driven in part by the reduced economic activity, and the general uncertainty related to the COVID-19 pandemic. The reduction and deferral of new projects resulted in delayed subsea projects inbound for the industry.

While economic activity continues to be impacted by the pandemic, the short-term outlook for crude oil has improved as the OPEC+ countries better manage the oversupplied market. Long-term demand for energy is still forecast to rise, and we believe this outlook will ultimately provide our customers with the confidence to increase investments in new sources of oil and natural gas production.

The trajectory and pace of further recovery and expansion in the subsea market is subject to the capital our clients dedicate to developing offshore oil and gas fields amongst their entire portfolio of projects and drivers of capital expansion or discipline. The risk of project sanctioning delays is still present in the current environment; however, innovative approaches to subsea projects, like our iEPCI solution, have improved project economics, and many offshore discoveries can be developed economically at today’s crude oil prices. In the long-term, deepwater development is expected to remain a significant part of many of our customers’ portfolios.

As the subsea industry continues to evolve, we have taken actions to further streamline our organization, achieve standardization, and reduce cycle times. The rationalization of our global footprint will also further leverage the benefits of our integrated offering. We aim to continuously align our operations with activity levels, while preserving our core capacity in order to deliver current projects in backlog and future order activity.

Strategy
With our proprietary technologies and production systems, and integration expertise, we are transforming subsea by safely delivering innovative solutions that improve economics, enhance performance, and reduce emissions. We have used these capabilities to develop a new subsea commercial model that is transforming the way we interact with our customers and create value with them.

Our strategy includes the following priorities:
•Engagement in the conceptual design and integrated front-end engineering of subsea development projects to create value through technology and integration of scopes by simplifying field architecture and accelerating both delivery schedules and time to first production.
•Innovative research and development (“R&D”), often in collaboration with clients and partners, to develop leading products and technologies that deliver greater efficiency to the client, lower development costs, unlock stranded and/or marginal fields, and enable frontier developments.
•Focus on selecting the right projects to ensure a strong and healthy backlog.
•Superior project execution capabilities allowing us to mobilize the right teams, assets, and facilities to capture and profitably execute complex subsea projects and services.
•Capitalize on combined competencies coming from alliances and partnerships with both clients and suppliers.
•Leverage supplier relationships to optimize supply chain market dynamics and implement greater simplification and standardization in products and processes.
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

Subsea StudioTM is transforming the conventional concept, FEED and tendering phases of subsea projects. Working with our clients, we are now able to develop ultra-fast, digital field architectures that bring together decades of engineering knowledge with artificial intelligence and machine learning to optimize product configurations, accelerate execution, and maximize value.

Subsea StudioTM has an open architecture that allows integration with other engineering and manufacturing systems, eliminating the need for multiple hand-offs, and resulting in as much as a 50% reduction in the time required for front-end engineering. We are extending the platform beyond subsea system design to incorporate the execution and field management phases of a project. Once fully implemented, we will have a complete digital thread from concept design, all the way through to the life of the field.

To further our commitment to meaningfully contribute to the energy transition, we formed New Energy Ventures to define a detailed business plan and identify and develop business opportunities and investment cases. We seek to make energy more sustainable through electrification of offshore fields through renewable sources. Offshore floating wind, wave energy, and green hydrogen will be main contributors to our subsea energy transition vision. Our core competencies in systems engineering, safety control and systems, high pressure gas pipelines and risers, connection systems, and subsea tank systems are easily transferable from oil and gas to alternative energy solutions.

We have set a target to reduce up to 50 percent of CO2 emissions from offshore upstream life of field. Subsea is a field development solution that is uniquely positioned to minimize carbon footprint and drive simplification in field design, product design and offshore operations to enable a platform-less future.

Subsea all-electric field developments enable longer step-out and tiebacks as well as unmanned platforms and operations. Subsea processing and power solutions move technology from topside to seabed. Automation and robotics such as the Gemini ROV represent a step change towards autonomous operations.

Our subsea products and infrastructure help our clients' businesses be less carbon intensive across activities by reducing CO2 emissions.

We expect our iEPCI capabilities to provide a competitive advantage as we deliver comprehensive and differentiated solutions. In addition, we anticipate the following longer-term trends in the subsea market:

•Increased market adoption of integrated subsea projects, leading to further penetration of our integrated business model and higher levels of iEPCI order activity for our Company.
•Growing service opportunities, driven by (i) higher levels of project activity, (ii) increased asset integrity and production management activities focused on improving uptime and production volume and lowering emissions, and (iii) increased maintenance and intervention activity resulting from an expanding and aging installed equipment base.
•Smaller projects (less than $75 million) and direct awards will continue to contribute meaningfully to our order mix. In 2020, these awards collectively represented more than half of our total subsea inbound orders, with the remainder being publicly announced projects and subsea service activities. Subsea tiebacks are often part of this mix, and these shorter cycle brownfield expansions provide operators with faster paybacks and higher returns.

•There is a growing trend towards independent operators and new entrants undertaking subsea developments; we are a natural partner for this customer group because of our ability to offer fully integrated solutions.

•Natural gas developments are growing in prominence. We believe that more than 20 percent of offshore capital expenditures could be directed at natural gas developments by early next decade. We also anticipate that 45 percent of gas production will come from offshore, with significant growth in the Middle East (shallow water) followed by Australia (deep water) in the next five years.
We continue to work closely with our customers and believe that, in the context of lower oil prices, with our unique business model we can further reduce their project break-even levels by offering cost-effective approaches to their project developments and accelerating time to first oil and gas.

Product Development
Technology development progressed on our Subsea 2.0™ (“Subsea 2.0”) product platform, the next generation of subsea equipment, using designs that are significantly simpler, leaner, and smarter than current designs. These products incorporate a modular product architecture and component level standardization to enable a flexible configure-to-order approach, reducing hardware delivery time for clients. The products are expected to deliver breakthroughs in the way subsea products are manufactured, assembled, installed, and maintained over the life of the field. Incorporating our Subsea 2.0 platform can greatly simplify the subsea infrastructure, while reducing greenhouse gas emissions. When combined with iEPCI, it also simplifies vessel installation campaigns by providing an even greater environmental and economic benefit and unlocks first oil and gas faster. In 2020, we installed Subsea 2.0 trees on two projects, with production under way offshore in Brazil. Additionally, we were awarded our latest iEPCI project with Shell in Malaysia. It incorporates our Subsea 2.0 technology as well as a diverse set of other projects in some of the most active basins in the world.

Our Joint Industry Program for electrification of the field progressed well this year. This system solution will drive reduced emissions, enable more digitally enabled intelligent field operations, improve economics for long step-out and subsea tie-back to short field developments, and contribute to a more sustainable way to develop oil and gas resources.

In a partnership with Halliburton, we introduced Odassea™, the first distributed acoustic sensing solution for subsea wells. This technology platform enables operators to execute intervention-less seismic imaging and reservoir diagnostics to reduce total cost of ownership while improving reservoir knowledge. This project expands our unique integrated subsea solution and leverages the competencies and know-how to drive a higher level of sustainability. In the field, we are delivering solutions with the technology to multiple subsea projects at all stages from conceptual design to execution and installation.

This year, we have also advanced on our journey towards more autonomous operations with the launch of the Gemini™® (“Gemini”) ROV system, featuring advanced automation and precision robotics to increase offshore productivity. Gemini is the next generation of advanced 250 horse power work class ROV system providing unprecedented subsea productivity. The integration of ROV, manipulators and tooling enables a transition to highly automated subsea robotics, which reduces task time from hours to minutes, ensuring predictable results every time. Featuring a significant advancement in manipulator design, the Gemini manipulators provide integrated hydraulics, electric power, communications, and force compliance. Additionally, the ROV has access to more than 30 subsea exchangeable tools and a comprehensive fluid intervention system to support the most demanding deepwater drilling and completion operations. With a depth rating of up to 4,000 meters, Gemini can remain subsea for one month, enabling 24/7 operations without recovery for tooling reconfiguration. Its combination of system availability, capability and productivity reduces operational costs and delivers unequaled performance.

In addition to investments to develop lower-cost production solutions, we also invest in the development of technology to expand our service portfolio. As an example, we have simultaneously launched a suite of new ROV services for drill rigs alongside Gemini to drive even greater efficiency.

Acquisitions and Investments
We did not make any material acquisitions or corporate investments in 2020. We have focused on business transformation to mitigate the adverse effects of the rapidly changing market environment and to ensure the long-term viability of our subsea business.
Going forward, we will need fewer assets to deliver more comprehensive solutions:

•We are optimizing our operations across geographies, and if economic returns don’t make sense, we will look to exit.
•We continue to right-size our assets to better align with and leverage the benefits of our differentiated offering and the advantages of new technologies – such as Subsea 2.0 – and integrated project delivery.
•We continue to partner with others, providing us access to unique assets in a more capital efficient manner.
As the subsea industry continues to evolve, we are accelerating actions to further streamline our organization, achieve standardization, and reduce cycle times. We aim to continuously align our operations with activity levels, while preserving our core capacity in order to deliver current projects in backlog and future order activity.

Technip Energies

Technip Energies offers a full range of design, project management, and construction services to our customers spanning the entire downstream value chain, including technical consulting, concept selection, and final acceptance test. With the drive of the energy transition, we are increasingly deploying low-carbon solutions. We have been successful in meeting our clients’ needs given our proven skills in managing large engineering, procurement, and construction projects.

Technip Energies’ onshore business combines the study, engineering, procurement, construction, and project management of the entire range of facilities related to the production, treatment, and transportation of gas, oil and renewables, the transformation of petrochemicals such as ethylene, polymers, and fertilizers, as well as other major activities including refining and hydrogen.

Technip Energies conducts large-scale, complex, and challenging projects that involve extreme climatic conditions and non-conventional resources and are subject to increasing environmental and regulatory performance standards. Technip Energies relies on technological know-how for process design and engineering, either through the integration of technologies from leading alliance partners or through its own technologies. Technip Energies seeks to integrate and develop advanced technologies and reinforce its strong project execution capabilities in each of its onshore activities.

Technip Energies’ offshore business combines the study, engineering, procurement, construction, and project management within the entire range of fixed and floating offshore facilities, many of which were the first of their kind, including the development of floating liquefied natural gas (“FLNG”) facilities.

Principal Products and Services
Onshore Engineering & Construction. Technip Energies designs and builds different types of facilities for the development of onshore gas, oil, and renewables, processing facilities, and product export systems. In addition, Technip Energies renovates existing facilities by modernizing production equipment and control systems, in accordance with applicable environmental standards.

Natural Gas Treatment and Liquefaction. Technip Energies offers a complete range of services across the gas value chain to support its clients’ capital projects from concept to delivery. Technip Energies’ capabilities include the design and construction of facilities for liquefied natural gas (“LNG”), gas-to-liquids (“GTL”), natural gas liquids (“NGL”) recovery, and gas treatment.

In the field of LNG, Technip Energies pioneered base-load LNG plant construction through the first-ever facility in Arzew, Algeria. Working with its partners, Technip Energies has constructed facilities that can deliver more than 105 million metric tonnes per annum (“Mtpa”), which is a significant portion of the global liquefaction capacity in operation today. Technip Energies brings knowledge and conceptual design capabilities that are unique among engineering and construction companies involved in LNG. Technip Energies has engineered and delivered a broad range of LNG plants, including mid-scale and very large-scale plants, both onshore and offshore, and plants in remote locations. Technip Energies has experience in the complete range of services for LNG, receiving terminals from conceptual design studies to EPC. Reference projects include LNG trains in Qatar (the sixth largest ever constructed), Yemen, and a series of mid-scale LNG plants in China. Together with its joint venture partners,

Technip Energies delivered the first phase of the Yamal LNG plant (“Yamal”) in the Russian Arctic with all three trains put in production before the end of 2018. During 2019, the Arctic LNG 2 project for Novatek was sanctioned following award of the EPC contract to Technip Energies, together with its joint venture partners. Technip Energies combines its capabilities with its technology and know-how to develop new solutions that supports the energy transition in reducing LNG plant emissions and improving their energy efficiency.

Technip Energies is also well-positioned in the GTL market and are one of the few contractors with experience in large GTL facilities. Technip Energies has unique experience in delivering plants using Sasol’s “Slurry Phase Distillate” technology, and it has provided front-end engineering design for the Fischer-Tropsch section of more than 60 percent of commercial liquids conversion capacity worldwide. Technip Energies’ clients also benefit from its development of environmental protection measures, including low nitrogen oxide and sulfur oxide emissions, waste-water treatment, and waste management.

Technip Energies specializes in the design and construction of large-scale gas treatment complexes as well as existing facility upgrades. Gas treatment includes the removal of carbon dioxide and sulfur components from natural gas using chemical or physical solvents, sulfur recovery, and gas sweetening processes based on the use of an amine solvent. Technip Energies ranks among the top contractors in the field in relation to sulfur recovery units installed in refineries or natural gas processing plants. Given its long-term experience in the field of sour gas processing, Technip Energies can provide support to clients for the overall evaluation of the gas sweetening/sulfur recovery chain and the selection of optimum technologies.

Refining. Technip Energies is a leader in the design and construction of refineries. Technip Energies manages many aspects of these projects, including the preparation of concept and feasibility studies, and the design, construction, and start-up of complex refineries or single refinery units. Technip Energies has been involved in the design and construction of more than 30 new refineries or major refinery expansions and are one of the few contractors in the world to have built seven new refineries since 2000. Technip Energies has extensive experience with technologies related to refining and have completed more than 840 individual process units within major expansion or refurbishment projects, implemented in more than 75 countries. As a result of its cooperation with the most highly renowned technology licensors and catalyst suppliers, and its strong technological expertise and refinery consulting services, Technip Energies is able to provide an independent selection of appropriate technologies to meet specific project and client targets. These technologies result in direct benefits to the client, such as energy efficiency, emission control and environmental protection, including hydrogen and carbon dioxide management, sulfur recovery units, water treatment, and zero flaring. With a strong record of accomplishment in refinery optimization and performance improvement projects, Technip Energies has experience and competence in relevant technological fields in the refining sector. Transition to a low-carbon economy is a strategic trend driving the refining industry today for which Technip Energies offers significant experience, technological skills, solid project development, and delivery references.

Biofuels. Biofuels are a renewable alternative to fossil fuels and an advanced solution to meet stringent, medium-term climate targets. In this domain, Technip Energies is one of the global leaders and delivers a wide range of biofuel plants utilizing various technologies. Technip Energies has end-to-end project management expertise, delivering projects from feasibility studies to full EPC project execution. Opportunities lie in expansions or revamps of existing refineries, as well as stand-alone projects. As an example, Technip Energies is a partner of choice for Neste’s NEXBTL projects, being involved in its facilities in Singapore and Rotterdam.

Hydrogen. Hydrogen is widely used in the production of cleaner transport fuels and is also the most widely used industrial gas in the refining, chemical, and petrochemical industries. With more than 55 years' experience and expertise in the production of hydrogen, Technip Energies offers a single point of responsibility for the design and construction of hydrogen and synthesis gas production units, with tailored solutions ranging from Process Design Packages to full lump-sum turnkey projects. Technip Energies also offers services for maintenance and performance optimization of running units as well as a wide choice of proprietary technologies, including steam reforming technology used worldwide. Technip Energies has solutions in place for carbon capture readiness in future hydrogen plants, targeting more than a two-thirds' reduction in carbon dioxide release from hydrogen plants. Driven by its track record in grey and blue hydrogen projects, Technip Energies is also focused on positioning carbon-free, green, hydrogen in the current and future energy landscape, on the basis of its extensive expertise in hydrogen technology. In October 2020, Technip Energies entered into a strategic alliance with McPhy, a leading manufacturer and supplier of carbon-free hydrogen production and distribution equipment, to develop large-scale and competitive carbon-free hydrogen solutions from production to liquefaction, storage, and distribution.

Ethylene. Technip Energies holds proprietary technologies and is a leader in the design, construction, and commissioning of ethylene production plants. Technip Energies designs steam crackers, from concept stage through construction and commissioning, for both new plants (including mega-crackers) and plant expansions. Technip Energies has a portfolio of the latest generation of commercially proven technologies and is uniquely positioned to be both a licensor and an EPC contractor. Technip Energies’ technological developments have improved the energy efficiency in ethylene plants by improving thermal efficiency of the furnaces and reducing the compression power required per ton, thereby reducing carbon dioxide emissions per ton of ethylene by 30 percent over the last 20 years.

Petrochemicals. Technip Energies is one of the world leaders in the process design, licensing, and realization of petrochemical units, including basic chemicals, intermediate, and derivative plants. Technip Energies provides a range of services that includes process technology licensing and development and full EPC complexes. Technip Energies is accelerating the energy transition by improving monomer and energy efficiencies of its plants and by integrating feedstock shifts to improve production costs and carbon footprints. Technip Energies licenses a portfolio of chemical technologies through long-standing alliances and relationships with leading manufacturing companies and technology providers. Technip Energies has research centers to develop and test technologies for polymer and petrochemical applications, where fully automated pilot plants gather design data to scale-up processes for commercialization.

Fertilizers. Technip Energies’ expertise covers the entire value chain from mining and beneficiation to fertilizers, including ammonia, urea, and phosphoric acid plants. Working in more than 40 countries, Technip Energies has engineered and delivered more than 350 large fertilizer complexes and integrated units. Technip Energies services offerings range from global strategic planning, technical consulting, and feasibility studies to complete turnkey facilities and further assistance to production and de-bottlenecking. Through its commitment to continuous end-to-end innovation for higher performance and efficiencies, Technip Energies helps its clients develop optimized and sustainable process schemes for their projects and meet the highest environmental standards.

Sustainable Chemistry. Technip Energies is a key player in sustainable chemistry and offers a variety of technologies, processes and services in the areas of biofuels, biochemicals, and circular economy applications. With leading engineering and project management capabilities originating from expertise in chemicals, petrochemicals, refining, and fermentation, it provides high value for clients – from process development in the very early stage of the project, to the implementation of large and complex sustainable chemicals plants.

Decarbonization. Technip Energies provides solutions that span from energy efficiency to full carbon removal, adapting to a variety of client challenges and requirements. Technip Energies makes clients’ businesses less carbon intensive across activities, decarbonizes fossil-based energies and manages the resulting CO2 in a sustainable manner. Technip Energies current portfolio of sustainable technologies includes process designs that improve energy efficiency and reduce emissions and provides answers today for its customers.

Carbon-free energy solutions. To offer carbon-free solutions requires overcoming many technical and commercial challenges, as well as integrating multiple technologies for the management of electrical power from wind or solar intermittency. In this field, Technip Energies is expanding its portfolio of technologies and processes to carbon-free energy chains such as green hydrogen produced from renewable energy.

Fixed Platforms. Technip Energies offers a broad range of fixed platform solutions in shallow water, including: (i) large conventional platforms with pile steel jackets whose topsides are installed offshore either by heavy lift vessel or floatover; (ii) small, conventional platforms installed by small crane vessel; (iii) steel gravity-based structure platforms, generally with floatover topsides; and (iv) small to large self-installing platforms. Technip Energies offers a range of design, construction, and industrial applications that are key to the global transition to a less carbon intensive economy.

Floating Production Units. Technip Energies offers a broad range of floating platform solutions for moderate to ultra-deepwater applications, including:
•Spar Platforms: Capable of operating in a wide range of water depths, the Spar is a low motion floater that can support full drilling with dry trees or with tender assist and flexible or steel catenary risers. The Spar topside is installed offshore either by heavy lift vessel or floatover. Technip Energies has constructed 17 Spar facilities which are currently operating in the world.

•Semi-Submersible Platforms: These platforms are well-suited for oil field developments where subsea wells drilled by a mobile offshore drilling unit are appropriate. Semi-Submersibles can operate in a wide range of water depths and may have full drilling and large topside capabilities. Technip Energies has its own unique design of low-motion Semi-Submersible platforms that can accommodate dry trees.

•Tension-Leg Platforms (“TLP”): An appropriate platform for deepwater drilling and production in water depths up to approximately 1,500 meters, the TLP can be configured with full drilling or with tender assist and is generally a dry tree unit. The TLP and our topside can be integrated on to the substructure in a cost-effective manner at quayside.

Floating Production, Storage and Offloading (“FPSO”). Working with its construction partners, Technip Energies has delivered some of the largest FPSOs in the world. FPSOs enable offshore production and storage of oil which is then transported by a tanker where pipeline export is uneconomic or technically challenged (e.g., ultra-deepwater). FPSOs utilize onshore processes adapted to a floating marine environment. They can support large topsides and hence large production capacities. Leveraging its industry-leading capabilities in gas monetization, particularly FLNG, Technip Energies is currently well-positioned to leverage the global offshore gas cycle with gas FPSOs.

Floating Liquefied Natural Gas. FLNG is an innovative alternative to traditional onshore LNG plants and is suitable for remote and stranded gas fields that were previously deemed uneconomical. FLNG is a commercially attractive and carbon conscious approach to the monetization of offshore stranded gas fields or associated gas from oil production. It avoids the cost of building and operating long-distance pipelines and extensive onshore infrastructure. Technip Energies pioneered the FLNG industry and is the contractor best able to integrate all of the core activities required to deliver an FLNG project: LNG process, offshore facilities, loading systems, and subsea infrastructure. Technip Energies delivered the industry’s first and largest FLNG facilities and is currently executing ENI’s Coral South FLNG, which will be installed offshore Mozambique in East Africa.

Mining and Metals. Technip Energies offers its clients an integrated approach and expertise across the mineral value chain from mining to processing. The Sintoukola potash project in the Congo is a prime example of this integrated approach. Technip Energies covers the entire project lifecycle, from conceptual studies to engineering, procurement, construction, and project management services or EPC Lump-Sum Turn-Key services with references including successful completed projects and ongoing projects dedicated to the treatment of nickel, uranium, phosphate, potash, alumina, and iron ore. Technip Energies brings together the know-how and determination to transform its clients’ project economics.

Life Sciences. Technip Energies is a leading provider in the design and construction of pharmaceuticals and bio-technologies facilities, bringing together know-how, process engineering expertise, construction management, commissioning, and qualification. Technip Energies offers fully integrated technical and regulatory solutions from design to validation. Technip Energies provides its clients a robust experience with more than 350 pharmaceuticals and bio-technologies facilities delivered in the past 25 years.

Nuclear. Technip Energies has recognized expertise and dedicated capabilities at several stages of the nuclear industry chain, from mining to chemistry, underground waste storage and reprocessing. Technip Energies provides engineering services from basic to detailed design, project management, control assistance, and construction services for the nuclear market.
Loading Systems. Technip Energies is globally recognized for setting technical and performance standards in fluid transfer, delivering liquid and gas loading systems to the most challenging applications, both onshore and offshore. Technip Energies leads the market with 10,000 loading arms supplied, including more than 500 arms for LNG. Technip Energies has developed unique offshore LNG transfer systems for all FLNG facilities operating to-date. Technip Energies offers equipment design and fabrication projects, as well as services over the life of its systems.

Cybernetix robotics and surveillance. Technip Energies offers innovative robotics and surveillance systems for harsh environments and operational constraints. Technip Energies works with an array of clients in the energy industry. This includes nuclear, where Technip Energies involvement dates back more than 20 years. Technip Energies’ solutions help energy clients increase uptime, reduce costs, and improve safety and speed of decision-making through augmented monitoring and advanced robotics solutions for inspection and dexterous interventions.

Capital Intensity
Technip Energies executes turnkey contracts on a lump-sum or reimbursable basis through engineering, procurement, construction, and project management services on both brownfield and greenfield developments and projects. Technip Energies can execute EPC contracts through sole responsibility, joint ventures, or consortiums with other companies. Technip Energies often receives advance payments and progress billings from its customers to fund initial development and working capital requirements. However, its working capital balances can vary significantly through the project lifecycle depending on the payment terms and timing on contracts.

Dependence on Key Customers
Generally, Technip Energies' customers are major integrated oil companies or national oil companies. Technip Energies has developed long-term relationships with its main clients around its portfolio of technologies, expertise in project management, and strong execution, while addressing national content development requirements. Technip Energies’ customers have sought the security of partnerships with Technip Energies to ensure timely and cost-effective delivery of their projects. One customer, Arctic LNG, represented more than 10 percent of our 2020 consolidated revenue.

Competition
In the onshore market, Technip Energies faces a large number of competitors, including U.S. companies (Bechtel Corporation, Fluor Corporation, KBR, Inc. (“KBR”), and McDermott), Asian and Australian companies (Chiyoda Corporation, JGC Corporation, Hyundai Engineering & Construction Co., Ltd., Samsung Engineering Co., Ltd, SK Engineering & Construction Co., Ltd, and Worley Limited), European companies (Wood Group plc, Maire Tecnimont Group, Petrofac, Ltd., Saipem, and Tecnicas Reunidas, S.A.). In addition, Technip Energies competes against smaller, specialized, and locally based engineering and construction companies in certain countries or for specific units such as petrochemicals.

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

Seasonality
Technip Energies’ onshore business is generally not impacted by seasonality. Technip Energies’ offshore business could be impacted by seasonality in the North Sea and other harsh environment regions during the offshore installation campaign at the end of a project.
Market Environment
In the first quarter of 2020, the COVID-19 pandemic provoked an unprecedented drop in demand for oil and gas, while supply was maintained at a high level for some time by some large oil and gas producing countries, resulting in sharp price reductions. Technip Energies’ clients reacted rapidly, cutting their investments and delaying project sanctions.

Given the long cycle nature of Technip Energies business and the resilience and maturity of the projects in backlog, Technip Energies has been able to mitigate a significant portion of COVID-19 operational impacts. For its large capital projects, deferrals of new projects were recorded while on-going projects were maintained. With the introduction of its energy transition framework, Technip Energies is well positioned to accompany clients in their shift towards low-carbon societies and pursue commercial opportunities, including in digitalization.

The onshore market activity continues to provide a tangible set of opportunities in LNG due to the critical role that natural gas plays as a transition fuel. By focusing on selectivity, cost competitiveness and an agility to capture new opportunities, Technip Energies continues to pursue refining, petrochemical, fertilizer, and renewables project opportunities. Based on a solid track-record, technologies and its energy transition framework, Technip Energies is well positioned for growth in sustainable chemistry and other low-carbon or carbon-free energy solutions.

Offshore market activity is expected to benefit in the near-term as macro conditions continue to support the international growth cycle, resulting in increased activity in offshore and deepwater exploration and development. In the long term, new upstream investment will also be required as gas becomes a bigger portion of the global energy mix. Technip Energies is well positioned to capture these opportunities due to its offering in all offshore markets and leadership position in FLNG or gas FPSO.

Strategy
Technip Energies strategy is based on the following:
•Selectivity of clients, projects, and geographies, which serves to maintain early engagement, leading to influence over technological choices, design considerations, and project specifications that make projects economically viable.
•Technology-driven differentiation with strong project management, which eliminates or significantly reduces technical and project risks, leading to both schedule and cost certainty without compromising safety.
•Excellence in project execution, because of our global, multi-center project delivery model complemented by deep partnerships and alliances to ensure the best possible execution for complex projects.
Technip Energies continues to invest in innovation and technology. Technip Energies is at the forefront of digital solutions due in part to its investment in three dimensional models, often referred to as digital twin, and interfaces.

Technip Energies continues to serve its clients in traditional markets, developing more energy-efficient solutions while making their facilities less-carbon intensive. Technip Energies’ framework about Energy Transition is organized around four pillars, and will help us accelerate the journey to a low-carbon society:

•LNG – to deliver the necessary infrastructure as a global leader as we transition to a low-carbon society.
•Sustainable Chemistry – to design and implement processes for products from renewable sources and to provide circular solutions for the generation of safe and sustainable substances that are in demand by industry and society.
•Decarbonization – to make Technip Energies’ clients’ businesses less carbon intensive across our activities, decarbonize fossil-based energies and manage the resulting CO2 in a sustainable manner.
•Carbon-Free Solutions – to expand Technip Energies’ portfolio of technologies and processes that provide non-carbon-based energy alternatives.
Recent and Future Developments
Technip Energies’ active early engagement with its clients through front-end engineering studies serves to optimize project economics while also significantly mitigating risks during project execution. Technip Energies direct engagement led to the signing of a major EPC contract in July for the construction of a new hydrocracking complex for the Assiut refinery in Egypt. Technip Energies continues to selectively track refining, petrochemical, fertilizer, and sustainable chemistry project opportunities – notably in the Middle East, Africa, Asia and North America – as these sectors typically prove to be more resilient through a downturn.

In response to an increase in demand for gas, new offshore investment will be required in the long term. Recent discoveries of offshore fields with reserves in regions such as Australia and East Africa are expected to benefit future activity; however, the timing of increased investment in these regions could be deferred. Offshore continued as a leader in gas projects with the ongoing Karish FPSO project for Energean, Tortue FPSO project for BP, and Coral FLNG project for Eni.

Product Development
Technip Energies is positioned as a premier provider of project execution and technology solutions, which enables its customers to unlock resources at advantaged capital and operating economics. Technip Energies invests in these main onshore R&D areas: (i) the development of process technology and equipment for economy of scale; (ii) continuous improvement of its proprietary process technologies and other solutions to reduce operating and investment cost; and (iii) diversification of its proprietary technology offering, especially in the energy transition domain.

Technip Energies’ offshore R&D efforts are focused on improving the economics of its clients’ diverse fixed and floating platform projects. Additionally, to further reduce operating and investment costs, Technip Energies continues to progress the development of robotic solutions for offshore platforms and work towards a standard and adaptable design for Normally Unmanned Installations. Technip Energies is also evaluating the various opportunities that will emerge as the industry and societal demands shift as part of the energy transition. Technip Energies continues to assess and implement the best digital technologies to support the business.

Acquisitions and Investments

Technip Energies has made an investment in McPhy, a leading manufacturer and supplier of carbon-free hydrogen production and distribution equipment. Technip Energies also signed a memorandum of understanding with McPhy, pursuant to which the two companies will jointly work on technology development and project implementation. In addition to its leadership position in hydrogen, this collaboration will help Technip Energies develop large-scale and competitive Green hydrogen solutions.

Surface Technologies
The Surface Technologies segment designs, manufactures, and services products and systems used by companies involved in land and shallow water exploration and production of crude oil and natural gas. Our Surface Technologies product families include (i) drilling, (ii) stimulation, (iii) production, (iv) measurement, and (v) services. We manufacture most of our products internally in facilities located worldwide.
Principal Products and Services
Drilling. We provide a full range of drilling and completion systems for both standard and custom engineered applications. The customer base of our drilling and completion offerings is oil and gas exploration and production companies.
Surface Wellheads and Production Trees. Our products are used to control and regulate the flow of crude oil and natural gas from the well. The wellhead is a system of spools and sealing devices from which the entire downhole well string hangs and provides the structural support for surface production trees. Production trees are comprised of valves, actuators and chokes which can be combined in both vertical and horizontal configurations, depending on customer-specific requirements.
Surface wellheads and production trees are “per-well” systems which are designed for onshore shale, onshore conventional, and offshore shallow water platform applications, and are typically sold directly to exploration and production operators during the drilling and completion phases of the well lifecycle. Our surface wellhead and production tree systems are used worldwide, and we are one of the few companies that provide global coverage and a full range of system configurations, including (i) conventional wellheads, (ii) Unihead® drill-thru wellheads designed for faster installation and drill-time optimization, and (iii) high-pressure, high-temperature (“HPHT”) systems for extreme production applications.

We also provide services associated to our surface wellhead and production tree portfolio, including service personnel and rental tooling for wellhead and production tree installation and life of field repair, refurbishment, and general maintenance. Our wellhead and production tree business relies on our ability to successfully provide the necessary field operations coverage, responsiveness, and reliability to prevent downtime and non-productive time during the drilling and completion phases

Completion and stimulation. Our iComplete™ offering is the first integrated pressure containment kit for the onshore conventional stimulation market. Its CyberFrac™ digital platform reduces manpower in the red zone and enables efficiencies that significantly reduce GHG emissions, lower downtime, and eliminate the integration burden for operators.

We are one of the few oilfield service providers that can offer an integrated solution covering the fracturing through flowback phases. iComplete™ provides our exploration and production customers with an integrated rental and service offering, including fracturing tree and manifold systems, as well as pressure control flowlines, flowback and well testing equipment, and field services.

Fracturing Tree and Manifold Systems. During the completion of a shale well, the well undergoes hydraulic fracturing. During this phase, durable and wear-resistant wellsite equipment is temporarily deployed. Our equipment is designed to sustain the high pressure and highly erosive fracturing fluid which is pumped through the well into the formation.

Our equipment (fracturing tree systems, fracturing valve greasing systems, hydraulic control units, fracturing manifold systems, and rigid and flexible flowlines) is temporarily laid out between the wellhead and the fracturing pump truck during hydraulic fracturing. These products are typically supplied to exploration and production operators who rent this equipment directly from us during the hydraulic fracturing activities. Associated with our fracturing equipment rental is fracturing rig-up / rig-down field service personnel as well as oversight and operation of the equipment during the multiple fracturing stages for a shale well.

TechnipFMC’s manifold solutions help increase operational efficiency for a pad site with multiple wells. Our SuperFrac™ Manifold provides time savings and pumping efficiencies when stimulating multiple wells on a single pad. The manifolds are installed and connected to multiple trees off the critical path, which allows our customers to fracture more stages per day in a compact footprint and efficiently move operations from one well to another, saving time and money. We also offer conventional and articulating arm manifold trailers, which are used as the connection point between fracturing pump trucks and the fracturing flowline and manifold system.

Our Ground Level Fracturing System is an essential tool for unconventional operators who use simultaneous operations to efficiently run completions in multi-well pads. The innovative system design uses various lengths of trunkline to align the SuperFrac™ Manifold and fracturing tree at ground level, which minimizes the number of flowline connections for safer operation. We are a significant supplier of flowline pipework (rigid and flexible) that is used to move the fracturing product from the pump truck, via the manifold and into the fracturing trees.

Pressure Pumping. We design and manufacture equipment used in well completion and stimulation activities by major oilfield service and drilling companies, as well as by oil and gas exploration and production operators directly.

Flexibles. We have been a leading supplier of flexible lines since the 1970s and have successfully introduced a portfolio of flexible solutions for the onshore stimulation market. Our PumpFlex™ and WellFlex™ products can be incorporated into most shale operations and are an integral part of our iComplete™ system.

Flowline. We are a leading supplier of flowline products and services to the oilfield industry. From the original Chiksan® and Weco® products to our revolutionary equipment designs and integrated services, our family of flowline products and services provides our customers with reliable and durable pressure pumping equipment. Our facilities stock flowline products in the specific sizes, pressures, and materials common to each region. Our commitment is to help our customers worldwide attain maximum value from their pressure pumping assets by guaranteeing that the right products arrive at the job site in top working condition. Our total solutions approach includes the InteServ tracking and management system, mobile inspection and repair, strategically located service centers, and genuine Chiksan® and Weco® spare parts.

Well Service Pumps. We offer a diverse line of well service pumps for use in high-pressure pumping operations such as hydraulic fracturing and stimulation, including triplex and quintuplex pumps, each with its own industry-leading features, including: (i) heavy-duty power ends, paired with main journal roller bearings and heavy-duty rod journal bearings, (ii) heavy-duty crankshafts, (iii) fluid cylinders, with accessible packing and valves, and (iv) made-to-order pumps. Our pumps can withstand some of the harshest operating conditions, with pressure ranges up to 20,000 psi and flow rates up to 1,500 gallons per minute.

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

Our iProduction™ system is the first automated integrated production platform for onshore unconventional. Our digital interface enables operators to manage their production operations remotely, leveraging Insitex data-monitoring technology. Our separation portfolio and measurement technologies, combined with our expertise in modularization, enable our customers to achieve first production faster with fully optimized and environmentally conscious, compact systems.

Flowback and Well Testing Services. After a shale well is hydraulically fractured, the well moves to the flowback phase in which much of the fracturing fluid pumped into the well flows back out through the wellhead and fracturing tree system. This phase lasts until the wellbore flow is adequate for flow through the production facilities downstream of the wellsite. Our flowback and well testing offering includes chokes, de-sanders, and advanced well testing equipment and related services which are provided to exploration and production operators during the flowback phase. Our Automated Well Testing Package (AWT™) is now widely used in North America enabling operators to remove personnel from processes and its digital package anticipates service. These offerings enable a substantial reduction in downtime and enhanced safety.

Well Control and Integrity Systems. We supply control components and safety systems designed to safely and efficiently run a wellpad, modules on an offshore platform, or a production facility. Our systems are based on standard, field-proven building blocks and designed for minimal maintenance during life of field operations.

Surface Multiphase Meter. Our multiphase meters (“MPMs”) are a collection of technologically advanced innovations that provide a differentiated approach to multiphase measurement. The patented technology in our MPMs offers many unique features that provide a step change in allocation measurement and allows for continuous surveillance of wells across a full range of operating conditions. Our MPMs provide real-time data to a central facility, or our cloud portal, for production reporting and remote notification and system troubleshooting.

Separation and Processing Systems. TechnipFMC provides industry-leading technology for the separation of oil, gas, sand, and water. These solutions are used in onshore production facilities and on offshore platforms worldwide. Our family of separation products delivers client success by increasing efficiency and throughput and reducing the footprint of processing facilities. Our separation systems offering includes internal components for oil and gas multiphase separation, in-line deliquidisers, and solids removal, as well as fully assembled separation modules and packages designed and fabricated for oil and gas separation, fracturing flowback treatment, solids removal, and primary produced water treatment.

Standard Pumps and Skid Systems. We provide complete skid solutions, from design consultation through startup and commissioning. We offer a diverse line of reciprocating pumps, customized according to the application with pressure ranges available up to 10,000 psi and flow rates up to 1,500 gallons per minute.

Automation and Digital Systems. We provide hardware and software solutions to automate and provide simple human interfaces for a number of our critical products. These digital offerings help enable the removal of personnel from critical zones, either offshore or onshore. In addition, the digital signatures from our products can then be interpreted and used via condition performance monitoring to eliminate unplanned downtime.

Measurement. We design, manufacture, and service measurement products for the oil and gas industry. Our flow computers and control systems manage and monitor liquid and gas measurement for applications such as custody transfer, fiscal measurement, and batch loading and deliveries. Our FPSO metering systems provide the precision and reliability required for measuring large flow rates of marine loading operations. Our gas and liquid measurement systems are utilized in multiple energy-related applications, including crude oil and natural gas production and transportation, refined product transportation, petroleum refining, and petroleum marketing and distribution. We combine advanced measurement technology with state-of-the-art electronics and supervisory control systems to provide the measurement of both liquids and gases. This ensures processes operate efficiently while reducing operating costs and minimizing the risks associated with custody transfer.

Services. We offer our customers a comprehensive suite of service packages to ensure optimal performance and reliability of our equipment. These service packages include all phases of the asset’s life cycle: from the early planning stages through testing and installation, commissioning, and operations, replacement and upgrade, maintenance, storage, preservation, intervention, integrity, decommissioning, and abandonment.

Capital Intensity
Surface Technologies manufactures most of its products, resulting in a reliance on manufacturing locations throughout the world, including fully owned manufacturing hubs in Stephenville, Texas, U.S., and Singapore, and a wide global network of third-party suppliers. We also maintain a large quantity of rental equipment related to our drilling and completion and pressure control offerings.

Dependence on Key Customers
Generally, Surface Technologies’ customers are major integrated oil companies, national oil companies, independent exploration and production companies and oil and gas service companies. No single Surface Technologies customer accounted for 10% or more of our 2020 consolidated revenue.
Competition

Surface Technologies is a market leader for many of our products and services. Some of the factors that distinguish us from other companies in the same sector include our technological innovation, reliability, product quality, and ability to integrate across a broad portfolio scope. Surface Technologies competes with other companies that supply surface production equipment and pressure control products. Some of our major competitors include Baker Hughes, Cactus, Inc., Forum Energy Technologies, Inc., Gardner Denver, Inc., Schlumberger, Haliburton, and The Weir Group plc.

Market Environment
It has been a challenging year for the surface market, driven in part by the COVID-19 pandemic and the decline in hydrocarbon demand. Drilling and completion activity during 2020 decreased by approximately 40 percent compared to 2019 levels.

North American activity remained lower during the year, however, the number of U.S. fracturing crews has started to recover from the trough reached in May, and the weekly U.S. rig count has stabilized. Activity outside of North America remains resilient. We also continue to benefit from our exposure to the Middle East and Asia Pacific, both of which are being supported by strength in gas-related activity. The business mix outside of North America is expected to account for as much as 65% of total segment revenue in 2021.

Strategy
We exist to transform the surface market in order to provide customers with breakthrough reductions in cost and carbon intensity in the drilling, completion, upstream production, and midstream and downstream transportation sectors. We distinguish our offering by three key strengths: technology, integration, and automation.

Technology: We are committed to differentiated core products that enable integrated solutions to leverage the benefits of smarter designs.

Integration: Integrated ecosystems that reduce costs and increase uptime through pre-engineered, modular solutions which drive improvements in greenhouse gas emissions.

Automation: Intelligent products that are remotely managed using actionable data, reducing manpower in the field, maximizing uptime, and enabling enhanced production.

Product Development
In 2020, we capitalized on the launch of our revolutionary integrated ecosystems, iProduction™ and iComplete™, with the successful installation of our first iProduction™ system with Shell in their Permian basin iShale™

production site, and the implementation of our iComplete™ integrated system in the U.S. utilizing our digital interface technology, CyberFrac™.

iProduction™ is a modern production approach that includes well pad processing, gathering lines, and central processing facilities under a single digital interface. iProduction™ uses proprietary process technology, allowing customers to eliminate tanks, decrease GHG emissions and reduce footprint while maintaining reliability. By integrating and modularizing pre-engineered standard products, we reduced our clients’ costs by up to 33 percent, reduce time to first oil by up to 30 percent and, using our digital twin technology, each site is monitored and controlled remotely – delivering new levels of insightful data to ensure uptime.

iComplete™ uses standardized equipment that can be set up for any unconventional well in the world. The integrated system removes 80 percent of connections and reduces the need for manual intervention during operations thanks to our CyberFrac™ digital interface, which provides actionable data remotely. Our customers get to oil faster and reduce operating costs by 30 percent. This revolutionary approach is making our customers' frac pads faster, safer, and smarter.

Acquisitions and Investments
In June 2018, we broke ground on a new 52,000 square meter facility in Dhahran, Saudi Arabia, with work continuing throughout 2019. Despite the COVID-19 pandemic, work has progressed through 2020 and we are on track to open the facility by mid-2021. The facility, which will be comprised of two stories and a 13, 000 square meter manufacturing space, is part of our continued investment in the Middle East to reinforce our leading position in delivering local solutions that extend asset life and improve project returns. The new facility positions us to respond to the expected increase in activity in the area while strengthening our capabilities, providing a solid platform for us to grow in what is a strategic market for our surface business. The new facility will offer a broader range of capabilities and greater value-add in-country, supporting our full portfolio with high technology equipment in the drilling, completion, production, and pressure control sectors.

Capitalizing on Energy Transition

TechnipFMC continues to innovate and introduce new technologies across our portfolio of products and services. Leveraging our vast experience and competencies from decades of working in the transformation of the energy sector, we enable our clients to achieve their energy transition targets.

In Subsea, we fundamentally changed the way we design, manage, and execute projects, starting with digital tools such as our Subsea Studio™. Our Subsea 2.0™ platform can greatly simplify subsea infrastructure, while reducing greenhouse gas emissions by nearly 50%. Combined with iEPCI™, our unique integrated model, it simplifies vessel installation campaigns, providing an even greater environmental and economic benefit. Our vision includes an “all-electric” system powered by renewable energy, with the potential to eliminate emissions.

Technip Energies continues to break boundaries and accelerate the journey to a low-carbon society. With decades of experience in the energy industry, Technip Energies is using its engineering, process and technology competencies as well as R&D facilities to find decarbonized solutions for a better environment. Technip Energies has structured its energy transition framework around four pillars: LNG, sustainable chemistry, decarbonization and carbon-free energy solutions. Technip Energies is a leader in gas treatment and liquefaction and has significant expertise and prospects in sustainable chemistry, such as its partnership with Neste’s for renewable diesel projects. It has expanded its footprint in the circular economy, including collaboration with Carbios to demonstrate its recycling technology. Technip Energies’ Genesis advisory services have a particular focus on energy transition. Technip Energies is a leader in hydrogen, with proven technology to deliver blue hydrogen and, through its investment in McPhy, it is well positioned for the emerging Green hydrogen market.

Surface Technologies’ high-efficiency solutions enable our clients to reach hydrocarbons faster with fully optimized and environmentally compact systems. Our integrated service lines, such as iProduction™ and iComplete™, provide additional opportunities and benefits to our customers. For instance, a project utilizing our iProduction™ integrated production system allows the client to capture more than 50 percent of the greenhouse gases that are typically released into the atmosphere during the production phase of an unconventional development.

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

Research and Development
We are engaged in R&D activities directed toward the improvement of existing products and services, the design of specialized products to meet customer needs, and the development of new products, processes, and services. A large part of our product development spending has focused on the improved design and standardization of our Subsea and Technip Energies products to meet our customer needs.

Patents, Trademarks, and Other Intellectual Property
We own a number of patents, trademarks, and licenses that are cumulatively important to our businesses. As part of our ongoing R&D focus, we seek patents when appropriate for new products, product improvements, and related service innovations. We have approximately 7,300 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous trademarks and trade names and have approximately 660 registrations and pending applications worldwide.

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

HUMAN CAPITAL

Diversity
In the first quarter of 2018, we developed a global framework and key performance indicators for 2018 and beyond to promote and accelerate the development of women in all functions of our global organization.

Our Advancing Gender Diversity objectives include the following:

•Ensure gender pay equality everywhere we operate and review all jobs to ensure gender pay equality and monitor them through a full review every three years.

•Improve gender balance in the organization, across all functions and levels.

•Promote women fairly and equally through the career development process.

In 2018, we reviewed 100 percent of job functions to ensure pay equity. We identified areas for improvement and completed all necessary salary adjustments in 2019 to ensure fair compensation for all of our employees. Continuous monitoring to ensure pay equity was a focus for 2020. Additionally, in 2020, we announced a global parental leave policy for 2021 implementation.

In 2019, to foster a diverse and inclusive culture, we launched its “Diversity & Inclusion – It Matters!” e-learning module with an aim to raise awareness of our differences and help our employees improve as people and professionals. This e-learning module was added to new hire orientation in 2020 to promote our commitment to advancing gender diversity and an inclusive culture where all employees can reach their full potential. We also continued to improve gender balance in 2020 with a focus on increasing the representation of women hired as new graduates. 40 percent of all graduates hired globally in 2020 were women, surpassing our goal of 30 percent.

We continued to foster Employee Resource Groups (“ERGs”) and encourage participation throughout the whole Company. Our CEO made the pledge to CEO Action for Diversity and Inclusion, committing to create a trusting environment where all ideas are welcomed and employees feel comfortable and empowered to draw on their unique experiences and backgrounds. Our seven ERGs continue to be instrumental in engaging employees and creating a platform to have complex, and sometimes difficult conversations about diversity and inclusion.

Continuous discussions around improving representation of women in the organization helps us promote women fairly and equally throughout their career development process within our Company. In 2020, our People and Culture team reviewed all senior management succession plans to ensure that female candidates were considered and included.

As a result, 76 percent of our senior management succession plans in 2020 include at least one woman versus 70 percent in 2019, which exceeded our 2020 goal to increase representation of women in succession plans by five percent.

As of December 31, 2020, TechnipFMC had the following number of employees:

	Male Employees		Female Employees		Total		% of Female Employees
	2019	2020	2019	2020	2019	2020	2019	2020
Executive officers	7	5	4	3	11	8	36%	38%
Senior managers	84	92	24	19	108	111	22%	19%
Employees on payroll (overall)	28,760	26,948	8,407	8,135	37,167	35,086	23%	23%

We are committed to improving this dimension and took necessary steps in strengthening our succession plans and graduate intake in 2020. We have also developed an inclusive leadership curriculum, which, along with executive leadership team commitment and systemic changes to policy and talent standards, will help improve women representation in senior manager roles in the medium to long term.

In June 2020, we decided to broaden our inclusion focus by reflecting not only gender but also race, ethnicity, religion, sexual orientation and disability. This committee is renamed to “Inclusion and Diversity” empowering our people to be the difference through inclusion and exercising the value of diversity. This will be accomplished through our people, culture and internal and external partnerships.

Promoting Cultural and Ethnic Diversity

We focus on our broad cultural and ethnic diversity, which we constantly promote and develop throughout the Company and our subsidiaries, through the internationalization of our teams, multicultural programs, and international mobility.

Providing Employment to People with Disabilities

Three of our Foundational Beliefs – integrity, respect, and sustainability – are tangibly embedded in fair employment practices and equal opportunity. Our policy is that our employment decisions related to recruitment, selection, evaluation, compensation, and development, among others, are not influenced by unlawful or unfair discrimination on the basis of race, religion, gender, age, ethnic origin, nationality, sexual orientation, gender or gender reassignment, marital status, or disability.

It is our policy to encourage and give full and fair consideration to applications for employment from disabled people, and to assist with their training and development in light of their aptitudes and abilities. If an existing employee becomes disabled, it is our policy wherever practicable to provide continuing employment under our usual terms and conditions, and to provide training, career development, and promotion opportunities to the disabled employee to the fullest extent possible.

Employee and Social Matters

People and culture are at the heart of our development strategy. People are our wealth and strength. We are committed to our employees, our employee guidelines are specified in our Code of Business Conduct, which applies to all employees, regardless of their roles and where they work.

We believe that all of our employees are entitled to fair treatment, courtesy, and respect, wherever they work: in the office, on vessels, on industrial and construction sites, or in client offices. We do not tolerate any form of abuse or harassment, and we will not tolerate any action, conduct, or behavior that is humiliating, intimidating, or hostile.

Furthermore, our hiring and employee development decisions are fair and objective. Employment decisions are based only on relevant qualifications, performance, demonstrated skills, experience, and other job-related factors, with our goal of creating a diverse, tolerant, and inclusive workforce.

Workforce Overview
Our workforce consists of the following:

	December 31
	2018	2019	2020
Permanent employees	33,528	34,454	31,395
Temporary employees (fixed-term)	3,616	2,713	3,691
Employees on payroll	37,144	37,167	35,086
Contracted workforce	3,458	5,310	2,880
Total workforce	40,602	42,477	37,966

Developing and Keeping Talent

We simplified the process of identifying key talents in the organization in 2020 and the new process helped us achieve significant and quality progress in a remote working environment. We also strengthened the depth of our succession planning for leadership roles in the organization.

Following the 2019 enhancement of our processes and practices, in 2020 we continued our journey of offering best-in-class development opportunities to our people:

•We introduced a new process called 'Talking Talents' in 2020 to identify and flag talents to develop in the key areas of Leadership, Technology and Project Management. This population represented 6 percent of our global population and will be the primary focus for development initiatives.

•Our new and improved performance appraisal process kicked off for all TechnipFMC employees in October 2020 and we concluded with 98 percent completion. A stronger focus was put on employees’ behaviors, as part of our core values framework, and a simplified workflow for employees and managers for an efficient performance appraisal process.

•We continued to support our talent acquisition efforts by reinforcing the TechnipFMC employer brand in 2020, reflecting what our people say about TechnipFMC: we work on breakthrough projects, in a global playground and, as a result, our people live inspiring experiences. This is the key message we want potential future employees to associate with TechnipFMC. Initiatives, such as #technipfmcproud, launched in 2020 comprised of a series of webinars, inviting employees to share their own inspiring TechnipFMC experiences. This, along with other initiatives and onboarding of brand ambassadors, helped us put our employer brand into operation in 2020.

Enabling our people to grow and develop is a significant priority and during 2020 we launched and improved upon a number of learning and knowledge management initiatives to enhance the capabilities of our employees. While our ambition is to create a learning environment and tools and resources for everyone to succeed - some of our content is indeed focused on the following development pathways of Leadership, Technology and Project Management mentioned earlier.

•In October 2020, we launched the global technical expertise program, onboarding more than 650 technical experts and laying the foundation for identifying and nurturing more technical experts who help us in creating differentiated technologies.

•Engagement in the iLearn learning platform gained significant traction in 2020 as we embraced a digital transformation of learning. This hub is a learning experience platform with a modern and easy-to-use interface. In 2020, there were more than 6,860 pieces of creative and innovative learning content available, with ongoing releases of new and meaningful courses, to support skills development for our employees and enhance their performance in their job. 50 percent of our training hours and 95 percent of our course completions were done in a digital or virtual environment, which resulted in 5.85 training hours per employee. The top five areas of learning in 2020 were Health, Safety, Environment and Security, Engineering, Manufacturing, Quality and Surface.

•2020 also saw significant progress in the knowledge management space with our knowledge repository “The Well” having over 646,000 visits with 16,674 employees having utilized it. Our second knowledge-sharing platform, The Bridge, which aligns with The Well, enables chartered global knowledge-sharing networks. It had a soft launch in May 2020, and now has 17 enterprise-wide business and technical communities with the expectation that there will be more than 50 by the end of 2021.

Employee attrition in 2020 was 2.5 percent compared to 6.2 percent in 2019 attributable to a major extent to our continued focus on learning and talent development.

Strengthening Social Dialogue

TechnipFMC has developed a culture that is based on the values of trust, mutual respect, and dialogue. In accordance with local legislation, regular meetings with trade union-appointed and/or works council representatives are organized for information and/or consultation. The European Works Council (“EWC”) meets at least twice a year and all of our European entities had joined the EWC by the end of 2019 with the EWC agreement signed by participants' representatives by the end of 2019. In the first quarter of 2020, the EWC elected its new member and held two meetings in 2020, first in May and the second in December.

We also foster ERGs, which are voluntary, employee-led focus groups dedicated to a diverse and inclusive work environment. We currently have seven active ERGs with approximately 1,800 members in the United States, the United Kingdom, and Brazil, covering Diversity in Science, Technology, Engineering and Mathematics, Mothers Network, Black Organization for Leadership & Development, Young Professionals Group, Military Veterans & Friends Network, and Handicap Inclusion. ERGs discuss and promote topics related to diversity and inclusion, develop and organize workshops internally and externally, support local initiatives, and propose actions to improve accessibility and inclusivity for all at the workplace. TechnipFMC provides executive support to our ERGs to help maintain cordial employee relations and improve the wellbeing of our people.

Employee Wellbeing

In light of the global challenges faced in 2020 due to COVID-19 pandemic, we ran a global employee wellbeing survey in May to understand how our employees were coping with social distancing and other related domestic challenges during the pandemic. We received a strong response, with 19,954 (55 percent) employees responding globally which helped us develop policies to assist in the challenges our people are facing in these unprecedented times. 74 percent of responding employees answered favorably to the question on their overall wellbeing. The survey also gave us insights on other topics that helped in improving overall communication and employee engagement.

Internal Communication

We have a robust internal communications strategy and support communication channels that ensure that all employees are communicated to within a timely and relevant way. The effectiveness of internal communication is continually monitored and adjusted based on a focus group feedback program that reaches multiple levels across the organization. Employees are regularly consulted and provided with information on changes and events that may affect them through channels such as regular meetings, employee representatives, and our intranet site. These consultations and meetings ensure that employees are kept informed of the financial and economic factors affecting our performance and matters of concern to them as employees.

Labor Relations and Collective Agreements

We seek to maintain constructive relationships with works councils and trade unions, and to comply with relevant local laws and collective agreements in relation to collective or individual labor relations. We also operate through local subsidiaries in many countries, a number of which, including France, Germany, Norway, and Italy, have legal requirements for works councils, which include employee representatives.

We send regular information to all employees to share information about business success, changes to the organizational structure, and any major impact to the business or company. The same approach of sharing information and maintaining a regular dialogue with employees exists at a local level through the action of the local communications teams and the managers. In countries where staff representatives or works councils are in place, we seek to maintain an effective and regular dialogue. To get the direct feedback of employees, employees surveys are performed in some countries or business, such as Norway, Americas, and the Asia Pacific region. Every quarter, all employees receive a direct communication from the Chairman and CEO about our financial results and main business information. While travelling to a company center, the executive leadership team members take this as an opportunity to engage with employees, either through town halls or informal meetings.

EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I, Item 1 “Business” of this Annual Report on Form 10-K.
The following table indicates the names and ages of our executive officers as of March 5, 2021, including all offices and positions held by each in the past five years:

Name	Age	Current Position and Business Experience (Start Date)
Douglas J. Pferdehirt (a)	57	Executive Chairman and Chief Executive Officer (2019) Chief Executive Officer (2017) President and Chief Executive Officer of FMC Technologies (2016)
Alf Melin (a)	51	Executive Vice President and Chief Financial Officer (2021) Senior Vice President, Finance Operations (2017) Senior Vice President, Surface Americas (2017) General Manager, Fluid Control (2015)
Victoria Lazar (a)	55
Executive Vice President, General Counsel and Secretary (2020)
Senior Vice President, General Counsel and Corporate Secretary for Bristow Group (2020)
Executive Counsel, M&A, General Electric (2019)
Associate General Counsel, Baker Hughes, a GE Company (2018)
Associate General Counsel, GE Oil & Gas (2017)

Justin Rounce (a)	54	Executive Vice President and Chief Technology Officer (2018) President, Valves & Measurement for Schlumberger Limited (2018) Senior Vice President, Marketing & Technology for Schlumberger Limited (2016)
Agnieszka Kmieciak (a)	47	Executive Vice President, People and Culture (2018) HR Director, Production Group for Schlumberger Limited (2017) Talent Manager and Workforce Planning Manager for Schlumberger Limited (2015)
Barry Glickman (a)	52	President, Surface Technologies (2019) President, Engineering, Manufacturing and Supply Chain (2017) Vice President, Subsea Services of FMC Technologies (2015)
Jonathan Landes (a)	48	President, Subsea (2020) Senior Vice President, Subsea Commercial (2017) President, Subsea Projects North America (2017) General Manager, Western Region Subsea (2015)
Krisztina Doroghazi (b)	49	Senior Vice President, Controller, and Chief Accounting Officer (2018) Senior Vice President, Financing Planning and Reporting of MOL Group (2015)
__________________
(a)    Member of the Executive Leadership Team and a Rule 3b-7 executive officer and Section 16 officer under the Exchange Act.
(b)    Section 16 officer under the Exchange Act.
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

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Business and Industry

•Demand for our products and services depends on oil and gas industry activity and expenditure levels, which are directly affected by trends in the demand for and price of crude oil and natural gas.

•We operate in a highly competitive environment and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation, may impact our results of operations.

•Our success depends on our ability to develop, implement, and protect new technologies and services.

•Cumulative loss of several major contracts, customers, or alliances may have an adverse effect on us.

•The COVID-19 pandemic, the United Kingdom’s withdrawal from the European Union, disruptions in the political, regulatory, economic, and social conditions of the countries in which we conduct business, could adversely affect our business or results of operations.

•DTC and Euroclear may cease to act as depository and clearing agencies for our shares.

•Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our obligations under our outstanding debt.

•A downgrade in our debt rating could restrict our ability to access the capital markets.

•Our acquisition and divestiture activities involve substantial risks.

Risks Related to Our Operations

•We may lose money on fixed-price contracts.

•New capital asset construction projects for vessels and manufacturing facilities are subject to risks, including delays and cost overruns.

•Our failure to timely deliver our backlog could affect future sales, profitability, and customer relationships.

•We face risks relating to our reliance on subcontractors, suppliers, and our joint venture partners.

•A failure of our IT infrastructure, including as a result of cyber-attacks, could adversely impact our business and results of operations.

•Pirates endanger our maritime employees and assets.

Risks Related to Legal Proceedings, Tax, and Regulatory Matters

•The industries in which we operate or have operated expose us to potential liabilities, including the installation or use of our products, which may not be covered by insurance or may be in excess of policy limits, or for which expected recoveries may not be realized.

•Our operations require us to comply with numerous laws and regulations, including those related to environmental protection and climate change, health and safety, privacy, data protection and data security, labor and employment, import/export controls, currency exchange, bribery and corruption, and taxation, violations of which could have a material adverse effect on our financial condition, results of operations, or cash flows.

•As an English public limited company, we must meet certain additional financial requirements before we may declare dividends or repurchase shares and certain capital structure decisions may require stockholder approval which may limit our flexibility to manage our capital structure.

•Uninsured claims and litigation against us, including intellectual property litigation, could adversely impact our financial condition, results of operations, or cash flows.

•The IRS may not agree that we should be treated as a foreign corporation for U.S. federal tax purposes and may seek to impose an excise tax on gains recognized by certain individuals;

•U.S. tax laws and/or guidance could also affect our ability to engage in certain acquisition strategies and certain internal restructurings.

•We are subject to the tax laws of numerous jurisdictions; challenges to the interpretation of, or future changes to, such laws could adversely affect us.

•We intend to be treated exclusively as a resident of the United Kingdom for tax purposes, but French or other tax authorities may seek to treat us as a tax resident of another jurisdiction, and we may not qualify for benefits under tax treaties entered into between the United Kingdom and other countries.

Risks Related to the Spin-off and the Related Transactions

•The Spin-off may subject us to future liabilities and may not achieve some or all of the anticipated benefits.

•We are a significant shareholder of Technip Energies and the value of our investment in Technip Energies may fluctuate substantially and may result in a significant impact to our results of operations.

•We may be required to refund the Purchase Price under the Share Purchase Agreement to BPI in the event that certain conditions thereunder are not met.

General Risk Factors

•Our businesses are dependent on the continuing services of our key managers and employees.

•Seasonal and weather conditions could adversely affect demand for our services and operations.

•Currency exchange rate fluctuations could adversely affect our financial condition, results of operations, or cash flows.

•We are exposed to risks in connection with our defined benefit pension plan commitments.

Risks Related to Our Business and Industry

Demand for our products and services depends on oil and gas industry activity and expenditure levels, which are directly affected by trends in the demand for and price of crude oil and natural gas.

We are substantially dependent on conditions in the oil and gas industry, including (i) the level of exploration, development and production activity and (ii) capital spending. Any substantial or extended decline in these expenditures may result in the reduced pace of discovery and development of new reserves of oil and gas and the reduced exploration of existing wells, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification, or re-scheduling of existing orders in our backlog. These factors could have an adverse effect on our revenue and profitability. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile in the future.

Factors affecting the prices of oil and natural gas include, but are not limited to, the following:

•demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates, and general economic and business conditions, including reductions in travel and commerce relating to the COVID-19 pandemic;

•costs of exploring for, producing, and delivering oil and natural gas;

•political and economic uncertainty, and socio-political unrest;

•governmental laws, policies, regulations and subsidies related to or affecting the production, use, and exportation/importation of oil and natural gas;

•the ability or willingness of the Organization of Petroleum Exporting Countries and the 10 other oil producing countries, including Russia, Mexico and Kazakhstan (“OPEC+”) to set and maintain production level for oil;

•oil refining and transportation capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•technological advances affecting energy consumption;

•development, exploitation, relative price, and availability of alternative sources of energy and our customers’ shift of capital to the development of these sources;

•volatility in, and access to, capital and credit markets, which may affect our customers’ activity levels, and spending for our products and services;

•decrease in investors’ interest in hydrocarbon producers because of environmental and sustainability initiatives; and

•natural disasters.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. The oil and natural gas market remains quite volatile, and price recovery and business activity levels are dependent on variables beyond our control, such as geopolitical stability, increasing attention to global climate change resulting in pressure upon shareholders, financial institutions and/or financial markets to modify their relationships with oil and gas companies and to limit investments and/or funding to such companies, increasing likelihood of governmental investigations and private litigation due to increasing attention to global climate change, OPEC+’s actions to regulate its production capacity, changes in demand patterns, and international sanctions and tariffs. Continued volatility or any future reduction in demand for oilfield services could further adversely affect our financial condition, results of operations, or cash flows.

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

Our industry, including our customers and competitors, has experienced unanticipated changes in recent years. Moreover, the industry is undergoing consolidation to create economies of scale and control the value chain, which may affect demand for our products and services because of price concessions for our competitors or decreased customer capital spending. This consolidation activity could impact our ability to maintain market share, maintain or increase pricing for our products and services or negotiate favorable contract terms with our customers and suppliers, which could have a significant negative impact on our financial condition, results of operations or cash flows. We are unable to predict what effect consolidations and other competitive factors in the industry may have on prices, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

The COVID-19 pandemic has significantly reduced demand for our products and services, and has had, and may continue to have, an adverse impact on our financial condition, results of operations, and cash flows.

The COVID-19 pandemic, including actions taken by governments and businesses, has resulted in a significant reduction in global economic activity, including increased volatility in global oil and natural gas markets. Measures taken to address and limit the spread of the disease-such as stay-at-home orders, social distancing guidelines, and travel restrictions have adversely affected the economies and financial markets of many countries. The resulting disruption to our operations, communications, travel, and supply chain may continue or increase in the future, and could limit the ability of our employees, partners, or vendors to operate efficiently or at all, and has had, and is reasonably likely to continue to have, an adverse impact on our financial condition, operating results, and cash flows.

Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and we are closely monitoring the effects of the pandemic on commodity demands and on our customers. These effects may include adverse revenue and net income effects; disruptions to our operations; potential project delays or cancellations; employee impacts from illness, school closures, and other community response measures, which may lead to disruptions and decreased productivity; and temporary closures of our facilities or the facilities of our customers and suppliers. Beginning in the first quarter of 2020, we have experienced operational impacts including supply chain disruptions, productivity declines and logistics constraints. We have also experienced incremental, direct costs as a result of COVID-19.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors discussed herein, including but not limited to risks related to the demand for oil and gas, which may not recover immediately. The full extent to which the COVID-19 pandemic will impact our results is unknown and evolving and will depend on various factors and consequences beyond our control, such as the severity, duration, and spread of COVID-19; the success of actions taken by governments and health organizations to combat the disease and treat its effects, including vaccine acceptance, distribution and effectiveness; decisions by our alliance partners and customers regarding their business plans and capital expenditures; and the extent to which, and the timing of, general economic and operating conditions recover.

Our success depends on our ability to develop, implement, and protect new technologies and services and the intellectual property related thereto.

Our success depends on the ongoing development and implementation of new product designs, including the processes used by us to produce and market our products, and on our ability to protect and maintain critical intellectual property assets related to these developments. If we are not able to obtain patents, maintain trade secrets or obtain other protection of our intellectual property rights, if our patents are unenforceable or the claims allowed under our patents are not sufficient to protect our technology, or if we are not able to adequately protect our patents or trade secrets, we may not be able to continue to develop our services, products and related technologies. Additionally, our competitors may be able to independently develop technology that is similar to ours without infringing on our patents or gaining access to our trade secrets. If any of these events occurs, we may be unable to meet evolving industry requirements or do so at prices acceptable to our customers, which could adversely affect our financial condition, results of operations, or cash flows.

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

We operate in various countries across the world. Instability and unforeseen changes in any of the markets in which we conduct business, including economically and politically volatile areas could have an adverse effect on the demand for our services and products, our financial condition, or our results of operations. These factors include, but are not limited to, the following:

•nationalization and expropriation;

•potentially burdensome taxation;

•inflationary and recessionary markets, including capital and equity markets;

•civil unrest, labor issues, political instability, disease outbreaks, terrorist attacks, cyber terrorism, military activity, and wars;

•supply disruptions in key oil producing countries;

•the ability of OPEC+ to set and maintain production levels and pricing;

•trade restrictions, trade protection measures, price controls, or trade disputes;

•sanctions, such as prohibitions or restrictions by the United States against countries that are the targets of economic sanctions, or are designated as state sponsors of terrorism;

•foreign ownership restrictions;

•import or export licensing requirements;

•restrictions on operations, trade practices, trade partners, and investment decisions resulting from domestic and foreign laws, and regulations;

•regime changes;

•changes in, and the administration of, treaties, laws, and regulations including in response to public health issues;

•inability to repatriate income or capital;

•reductions in the availability of qualified personnel;

•foreign currency fluctuations or currency restrictions; and

•fluctuations in the interest rate component of forward foreign currency rates.

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

We are based in the United Kingdom and have operational headquarters in Paris, France; Houston, Texas, United States; and in London, United Kingdom, with worldwide operations, including material business operations in Europe. The United Kingdom withdrew from the European Union on January 31, 2020 (“Brexit”). In connection with Brexit, the United Kingdom and the European Union agreed on the Trade and Cooperation Agreement (“TCA”) that governs the future trading relationship between the United Kingdom and the European Union in specified areas. The TCA took effect on January 1, 2021. The United Kingdom is no longer in the European Union customs union and is outside of the European Union single market. The TCA addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal.

These developments could have a material adverse effect on global economic conditions and the stability of the global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates, and credit ratings may be especially subject to increased market volatility. In addition, there is a lack of clarity about the future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replicate or replace, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, employment laws, and other rules that would apply to us and our subsidiaries, could increase our costs, restrict our access to capital within the United Kingdom and the European Union, depress economic activity, and further decrease foreign direct investment in the United Kingdom. For example, any divergence in the United Kingdom from European Union law could eliminate the benefit of certain tax-related European Union directives currently applicable to United Kingdom companies such as us, including the Parent-Subsidiary Directive and the Interest and Royalties Directive, which could, subject to any relief under an available tax treaty, raise our tax cost.

Any of these factors could have a material adverse effect on our business, financial condition, or results of operations.

Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our obligations under our outstanding debt.

We have substantial existing debt. As of December 31, 2020, our total debt was $4.0 billion. In addition, in connection with Spin-off, we obtained commitments from a syndicate of financial institutions for a senior secured revolving credit facility of up to $1.0 billion. We will also have the capacity under our debt agreements to incur substantial additional debt.

Our level of debt could have important consequences. For example, it could:

•make it more difficult for us to make payments on our debt;

•require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, distributions, and other general partnership purposes;

•increase our vulnerability to adverse economic or industry conditions;

•limit our ability to obtain additional financing to react to changes in our business; or

•place us at a competitive disadvantage compared to businesses in our industry that have less debt.

Additionally, any failure to meet required payments on our debt or to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments. In the event of such default, the holders of such debt could elect to declare all the amounts outstanding under such instruments to be due and payable. Such default could also trigger a cross default or our other debt.

The London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate and certain other interest “benchmarks” may be subject to further regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021 and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.

The terms of the agreements governing our existing indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The terms of the agreements governing our indebtedness contain a number of restrictive covenants that limit our flexibility in conducting our business and restrict our ability to take specific actions, including (subject to various exceptions) restrictions on incurring indebtedness, paying dividends, making certain loans and investments, selling assets or incurring liens which may limit our ability to compete effectively, or to take advantage of new business opportunities. In addition, the restrictive covenants in the credit agreement, dated February 16, 2021, that governs our $1,000,000,000 three-year senior secured multicurrency revolving credit facility (the “Revolving Credit Facility”) require us to maintain specified financial ratios and satisfy other financial condition tests.

A breach of the covenants or restrictions under our existing indebtedness could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. An event of default under our Revolving Credit Facility would also permit the lenders to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Revolving Credit Facility, lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

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

In connection with the Spin-off, we agreed to indemnify Technip Energies for certain liabilities and Technip Energies agreed to indemnify us for certain liabilities. If we are required to act on these indemnities to Technip Energies, our financial results could be negatively impacted. Additionally, any indemnity from Technip Energies may not be sufficient to insure us against the full amount of liabilities for which we are responsible and Technip Energies may not be able to satisfy its indemnification obligations in the future.

Risks Related to Our Operations

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

•mechanical failure of our production equipment and machinery;

•delays caused by local weather conditions and/or natural disasters (including earthquakes, floods and public health crises such as the COVID-19 pandemic); and

•a failure of suppliers, subcontractors, or joint venture partners to perform their contractual obligations.

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

From time to time, we carry out capital asset construction projects to maintain, upgrade, and develop our asset base, and such projects are subject to risks of delay and cost overruns that are inherent in any large construction project, resulting from numerous factors including, but not limited to, the following:

•shortages of key equipment, materials or skilled labor;

•delays in the delivery of ordered materials and equipment;

•design and engineering issues; and

•shipyard delays and performance issues.

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

A failure of our IT infrastructure, including as a result of cyber-attacks, could adversely impact our business and results of operations.

The efficient operation of our business is dependent on our IT systems. Accordingly, we rely upon the capacity, reliability, and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to changing needs. We have been subject to cyber-attacks in the past, including phishing, malware, and ransomware. No such attack has had a material adverse effect on our business, however this may not be the case with future attacks. Our systems may be vulnerable to damages from such attacks, as well as from natural disasters, failures in hardware or software, power fluctuations, unauthorized access to data and systems, loss or destruction of data (including confidential customer information), human error, and other similar disruptions, and we cannot give assurance that any security measures we have implemented or may in the future implement will be sufficient to identify and prevent or mitigate such disruptions. In response to the COVID-19 pandemic, we have transitioned many of our employees to remote working arrangements which presents increased cybersecurity risks. If a cyber-attack, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

We rely on third parties to support the operation of our IT hardware, software infrastructure, and cloud services, and in certain instances, utilize web-based and software-as-a-service applications. The security and privacy measures implemented by such third parties, as well as the measures implemented by any entities we acquire or with whom we do business, may not be sufficient to identify or prevent cyber-attacks, and any such attacks may have a material adverse effect on our business. While our IT vendor agreements typically contain provisions that seek to eliminate or limit our exposure to liability for damages from a cyber attack, we cannot ensure such provisions will withstand legal challenges or cover all or any such damages.

Threats to our IT systems arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, outbreaks of hostilities, or terrorist acts. The failure of our IT systems or those of our vendors to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, including personal data, regulatory action and fines included for a breach of data protection laws, reputational harm, regulatory fines or investigations, increased overhead costs, and loss of important information, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against or to mitigate damage caused by these disruptions or security breaches in the future. Our insurance coverage may not cover all of the costs and liabilities we incur as the result of any disruptions or security breaches, and if our business continuity and/or disaster recovery plans do not effectively and timely resolve issues resulting from a cyber-attack, we may suffer material adverse effects on our business.

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

Risks Related to Legal Proceedings, Tax, and Regulatory Matters

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

Our international operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”), the anti-corruption provisions of French law n° 2016-1691 dated December 9, 2016 relating to Transparency, Anti-corruption and Modernization of the Business Practice (“Sapin II Law”), the Brazilian law nº 12,846/13, or the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act), and economic and trade sanctions, including those administered by the United Nations, the European Union, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“U.S. Treasury”), and the U.S. Department of State. The FCPA prohibits corruptly providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments, and penalties. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories, and designated persons.

As a result of doing business in countries throughout the world, including through partners and agents, we are exposed to a risk of violating anti-corruption laws and sanctions regulations. Some of the international locations in which we currently operate or may, in the future, operate, have developing legal systems and may have higher levels of corruption than more developed nations. Our continued expansion and worldwide operations, including in developing countries, our development of joint venture relationships worldwide, and the employment of local agents in the countries in which we operate increases the risk of violations of anti-corruption laws and economic and trade sanctions. Violations of anti-corruption laws and economic and trade sanctions are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts (and termination of existing contracts), and revocations or restrictions of licenses, as well as criminal fines and imprisonment. In addition, any major violations could have a significant impact on our reputation and consequently on our ability to win future business.

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

Regulatory requirements related to Environmental, Social and Governance (ESG) (including sustainability) matters have been, and are being, implemented in the European Union in particular in relation to financial market participants. Such regulatory requirements are being implemented on a phased basis. We expect regulatory requirements related to, and investor focus on, ESG (including sustainability) matters to continue to expand in the EU, the United States, and more globally. We establish ESG objectives that align with our foundational beliefs and corporate strategy with an aim toward reducing our carbon footprint, raising awareness and making advancements in inclusion and diversity. If, in relation to ESG (including sustainability) matters, we are not able to meet current and future regulatory requirements, the reporting requirements of regulators, or the current and future expectations of investors, customers or other stakeholders, our business and ability to raise capital may be adversely affected.

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

In addition, the tools, techniques, methodologies, programs, and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs. The resolution of these claims could require us to pay damages, enter into license agreements or develop alternative technologies. The development of these technologies or the payment of royalties under licenses from third parties, if available, would increase our costs. If a license were not available, or we are not able to develop alternative technologies, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations, or cash flows.

We are subject to governmental regulation and other legal obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to international data protection laws, such as the General Data Protection Regulation, or GDPR, in the European Economic Area, or EEA, and the United Kingdom (“UK”) GDPR and Data Protection Act 2018 in the UK. The GDPR and implementing legislation in the EEA and UK impose several stringent requirements for controllers and processors of personal data which have increased our obligations, including, for example, by requiring more robust disclosures to individuals, notifications, in some cases, of data breaches to regulators and data subjects, and a record of processing and other policies and procedures to be maintained to adhere to the accountability principle. In addition, we are subject to the GDPR’s rules on transferring personal data outside of the EEA and UK (including to the United States), and recent legal developments in Europe have created complexity and uncertainty regarding such transfers. In addition, the UK’s withdrawal from the European Union may mean that in future we are required to find alternative solutions for the compliant transfer of personal data into the UK.
Failure to comply with the requirements of GDPR and the local laws implementing or supplementing the GDPR could result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as other administrative penalties. The UK GDPR mirrors the fines under the GDPR. In addition, a breach of the GDPR or UK GDPR could result in regulatory investigations and enforcement action, reputational damage, and civil claims including representative actions and other class action type litigation.

We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with the GDPR and UK GDPR and other applicable data protection legislation, and we may be required to put in place additional control mechanisms which could be onerous and adversely affect our business, financial condition, results of operations, or cash flows.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States, which made extensive changes to the U.S. taxation of multinational companies, and is subject to continuing regulatory and possible legislative changes, especially given the new Administration and Congress in the United States. In addition, the U.S. Congress, the U.K. Government, the European Union, the Organization for Economic Co-operation and Development (the “OECD”), and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. New tax initiatives, directives, and rules, such as the U.S. Tax Cuts and Jobs Act, the OECD’s Base Erosion and Profit Shifting initiative, and the European Union’s Anti-Tax Avoidance Directives, may increase our tax burden and require additional compliance-related expenditures. As a result, our financial condition, results of operations, or cash flows may be adversely affected. Further changes, including with retroactive effect, in the tax laws of the United States, the United Kingdom, the European Union, or other countries in which we and our affiliates do business could also adversely affect us.

We may not qualify for benefits under tax treaties entered into between the United Kingdom and other countries.

We operate in a manner such that we believe we are eligible for benefits under tax treaties between the United Kingdom and other countries. However, our ability to qualify for such benefits will depend on whether we are treated as a U.K. tax resident, the requirements contained in each treaty and applicable domestic laws, on the facts and circumstances surrounding our operations and management, and on the relevant interpretation of the tax authorities and courts. For example, because of Brexit, we may lose some or all of the benefits of tax treaties between the United States and the remaining members of the European Union, and face higher tax liabilities, which may be significant. Another example is the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “MLI”), which entered into force for participating jurisdictions on July 1, 2018. The MLI recommends that countries adopt a “limitation-on-benefit” (“LOB”) rule and/or a “principal purpose test” (“PPT”) rule with regards to their tax treaties. The application of the LOB rule or the PPT rule could deny us treaty benefits (such as a reduced rate of withholding tax) that were previously available and as such there remains uncertainty as to whether and, if so, to what extent such treaty benefits will continue to be available. The position is likely to remain uncertain for a number of years.

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

Risks Related to the Spin-off and the Other Transactions

The Spin-off may subject us to future liabilities.

On February 16, 2021, we completed the Spin-off, resulting in Technip Energies, which holds our former Technip Energies business segment, becoming a stand-alone publicly traded corporation. Pursuant to agreements we entered into with Technip Energies in connection with the Spin-off, we and Technip Energies are each generally responsible for the obligations and liabilities related to our respective businesses. Pursuant to those agreements, we and Technip Energies each agreed to cross-indemnities principally designed to allocate financial responsibility for the obligations and liabilities of our business to us and those of Technip Energies’ business to it. However, third parties, including governmental agencies, could seek to hold us responsible for obligations and liabilities that Technip Energies agreed to retain or assume, and there can be no assurance that the indemnification from Technip Energies will be sufficient to protect us against the full amount of such obligations and liabilities, or that Technip Energies will be able to fully satisfy its indemnification obligations. Additionally, if a court were to determine that the Spin-off or related transactions were consummated with the actual intent to hinder, delay or defraud current or future creditors or resulted in Technip Energies receiving less than reasonably equivalent value when it was insolvent, or that it was rendered insolvent, inadequately capitalized or unable to pay its debts as they become due, then it is possible that the court could disregard the allocation of obligations and liabilities agreed to between us and Technip Energies, impose substantial obligations and liabilities on us and void some or all of the transactions related to the Spin-off. Any of the foregoing could adversely affect our results of operations and financial position.

The Spin-off may not achieve some or all of the anticipated benefits.

We may not realize some or all of the anticipated strategic, financial, operational or other benefits from the Spin-off. As independent publicly-traded companies, we and Technip Energies are smaller, less diversified companies with a narrower business focus, and may be more vulnerable to changing market conditions, which could materially adversely affect our and its results of operations, cash flows and financial position.

In addition, other events outside of our control, including, but not limited to, political climate, the severity and duration of the pandemic, and regulatory or legislative changes, could also adversely affect our ability to realize the anticipated benefits from the Spin-off. Any such difficulties could have an adverse effect on our business, financial condition, or results of operations, and cause the combined market value of us and Technip Energies after the Spin-off to fall short of the market value of our shares prior to the Spin-off.

We are a significant shareholder of Technip Energies and the value of our investment in Technip Energies may fluctuate substantially.

Following completion of the Spin-off, we own approximately 49.9% of the outstanding shares of common stock of Technip Energies. The value of our investment in Technip Energies may be adversely affected by negative changes in its results of operations, cash flows and financial position, which may occur as a result of the many risks attendant with operating in the onshore/offshore industry, including the effect of laws and regulations on the operation of Technip Energies’ business and the development of its assets, increased competition, loss of contract commitments, delays in the timing of or the failure to complete projects, lack of access to capital and operating risks and hazards. The value of our investment in Technip Energies may fluctuate substantially and may result in a significant impact to our results of operations.

We intend to significantly reduce our shareholding in Technip Energies over the 18 months following the Spin-off, including in connection with the sale of Technip Energies shares to BPI (as defined herein) pursuant to the Investment (as defined herein). However, we can offer no guarantee that we will be able to complete such disposition or, if completed, the extent to which we will reduce our shareholding or the value that we will realize in connection with such disposition. The occurrence of any of these and other risks faced by Technip Energies could adversely affect the value of our investment in Technip Energies.

We may be required to refund the Purchase Price under the Share Purchase Agreement to BPI in the event that certain conditions thereunder are not met.

In connection with the Spin-off, we entered into the Share Purchase Agreement with BPI, pursuant to which BPI agreed to purchase from us for $200.0 million, subject to a purchase price adjustment as described below (the “Purchase Price”), a number of Technip Energies shares (the “Purchased Shares”) determined based upon a thirty day volume-weighted average price of Technip Energies’ shares, less a six percent discount (the “Investment”). Pursuant to the Share Purchase Agreement, BPI paid us the Purchase Price on February 25, 2021, however (i) if the number of Purchased Shares due from us to BPI is less than 11.82% of the number of Technip Energies shares outstanding immediately following completion of the Spin-off, then BPI may, upon written notice to us, terminate the Share Purchase Agreement and we will be required to refund the Purchase Price to BPI or (ii) if the number of Purchased Shares due from us to BPI exceeds 17.25% of the number of Technip Energies shares outstanding immediately following completion of the Spin-off (the “Cap”), then we will transfer to BPI an aggregate number of Technip Energies shares equal to the Cap and will pay to BPI, as a reduction of the Purchase Price, an amount equal to (x) the difference between the number of Technip Energies shares that we would have delivered to BPI but for the Cap and the number of Technip Energies shares that we actually delivered to BPI, multiplied by (y) the applicable price per Technip Energy share. Any such refund or reduction of the Purchase Price could have a material adverse effect on our financial condition or cash flows.

General Risk Factors

Our businesses are dependent on the continuing services of our key managers and employees.

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

Our business may be materially affected by variation from normal weather patterns, such as cooler or warmer summers and winters. Adverse weather conditions, such as hurricanes in the Gulf of Mexico or extreme winter conditions in Canada, Russia, and the North Sea, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions or loss of productivity, and may result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. Increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that increase variation from normal weather patterns, such as increased frequency and severity of storms, floods, droughts, and other climatic events, which could further impact our operations. Significant physical effects of climate change could also have a direct effect on our operations and an indirect effect on our business by interrupting the operations of those with whom we do business. Any of these events or outcomes could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

We are exposed to risks in connection with our defined benefit pension plan commitments.

We have funded and unfunded defined benefit pension plans, which provide defined benefits based on years of service and salary. We are required to recognize the funded status of defined benefit post-retirement plans as an asset or liability in the consolidated balance sheet and recognize changes in that funded status in comprehensive income in the year in which the changes occur. Further, we are required to measure each plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. Each defined benefit pension plan’s assets are invested in different asset classes and their value may fluctuate in accordance with market conditions. Any deterioration in the value of the defined benefit pension plan assets could therefore increase our obligations. Any such increases in our net pension obligations could adversely affect our financial condition due to increased additional outflow of funds to finance the pension obligations.

In addition, applicable law and/or the terms of the relevant defined benefit pension plan may require us to make cash contributions or provide financial support upon the occurrence of certain events. We cannot predict whether, or to what extent, changing market or economic conditions, regulatory changes or other factors will further increase our pension expense or funding obligations. For further information regarding our pension liabilities, see Note 22 for further information.

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

The following table shows our principal properties by reporting segment as of December 31, 2020:

Location	Segment
Africa
Dande, Angola	Subsea
Hassi-Messaoud, Algeria	Surface
Lagos, Nigeria	Subsea
Lobito, Angola	Subsea
Luanda, Angola	Subsea
Malabo, Equatorial Guinea	Subsea
Port Harcourt, Nigeria	Subsea
Takoradi, Ghana	Subsea
Asia
Chennai, India	Technip Energies
Dahej, India	Technip Energies
Hyderabad, India	Surface
Jakarta, Indonesia	Surface
Johor, Malaysia	Subsea
Kuala Lumpur, Malaysia	Subsea, Surface, Technip Energies
Mumbai, India	Technip Energies
New Delhi, India	Technip Energies
Noida, India	Subsea, Surface, Technip Energies
Nusajaya, Malaysia	Subsea, Surface
Singapore	Subsea, Surface
Australia
Henderson, Australia	Subsea
Perth, Australia	Subsea, Technip Energies
Europe
Aberdeen, United Kingdom	Subsea, Surface
Aktau, Kazakhstan	Surface
Arnhem, The Netherlands	Surface
Atyrau, Kazakhstan	Surface
Barcelona, Spain	Technip Energies
Bergen, Norway	Subsea
Compiegne, France	Technip Energies
Courbevoie (Paris - La Défense), France	Subsea, Technip Energies
Dunfermline, United Kingdom	Subsea, Surface
Ellerbek, Germany	Surface
Evanton, United Kingdom	Subsea
Horten, Norway	Subsea
Kongsberg, Norway	Subsea, Surface
Krakow, Poland	Subsea
La Garenne-Colombes, France	Technip Energies
Le Trait, France	Subsea, Surface
Lisbon, Portugal	Subsea

London, United Kingdom	Subsea, Technip Energies
Lyon, France	Technip Energies
Lysaker, Norway	Subsea, Technip Energies
Moscow, Russia	Subsea, Surface, Technip Energies
Newcastle, United Kingdom	Subsea
Orkanger, Norway	Subsea
Rome, Italy	Technip Energies
Sens, France	Surface, Technip Energies
St. Petersburg, Russia	Technip Energies
Stavanger, Norway	Subsea, Surface
Veenord, Netherlands	Surface
Zoetermeer, Netherlands	Technip Energies
Middle East
Abu Dhabi, United Arab Emirates	Surface, Technip Energies
Al-Khobar, Saudi Arabia	Technip Energies
Dammam, Saudi Arabia	Surface
Doha, Qatar	Technip Energies
North America
Brighton (Colorado), United States	Surface
Calgary (Alberta), Canada	Surface
Davis (California), United States	Subsea
Erie (Pennsylvania), United States	Surface
Houston (Texas), United States	Subsea, Surface, Technip Energies
Odessa (Texas), United States	Surface
Oklahoma City (Oklahoma), United States	Surface
San Antonio (Texas), United States	Surface
Speers (Pennsylvania), United States	Surface
St. John’s (Newfoundland), Canada	Subsea
Stephenville (Texas), United States	Surface
Theodore (Alabama), United States	Subsea
South America
Bogota, Colombia	Technip Energies
Macaé, Brazil	Subsea
Neuquén, Argentina	Surface
Rio de Janeiro, Brazil	Subsea, Surface
São João da Barra, Brazil	Subsea
Veracruz, Mexico	Surface
Yopal, Colombia	Surface

The following table shows marine vessels in which we held an interest or operated as of December 31, 2020:

Vessel Name	Vessel Type	Special Equipment
Deep Blue	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Deep Energy	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Apache II	PLSV	Reeled pipelay/umbilical systems
Global 1200 (a)	PLSV/HCV	Conventional pipelay/Heavy handling operations
Deep Orient	HCV	Construction/installation systems
North Sea Atlantic (b)	HCV	Construction/installation systems
Skandi Africa (b)	HCV	Construction/installation systems
Deep Arctic	DSV/HCV	Diver support systems
Deep Discoverer	DSV/HCV	Diver support systems
Deep Explorer	DSV/HCV	Diver support systems
Skandi Vitória	PLSV	Flexible pipelay/umbilical systems
Skandi Niterói	PLSV	Flexible pipelay/umbilical systems
Coral do Atlantico	PLSV	Flexible pipelay/umbilical systems
Deep Star	PLSV	Flexible pipelay/umbilical systems
Skandi Açu	PLSV	Flexible pipelay/umbilical systems
Skandi Búzios	PLSV	Flexible pipelay/umbilical systems
Skandi Olinda	PLSV	Flexible pipelay/umbilical systems
Skandi Recife	PLSV	Flexible pipelay/umbilical systems
(a)    At December 31, 2020, this vessel is held for sale.
(b) Vessels under long term charter.
PLSV: Pipelay Support Vessel
HCV: Heavy Duty Construction Vessel
DSV: Diving Support Vessel

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed on the NYSE and the regulated market of Euronext Paris, in each case trading under the “FTI” symbol.
For information about dividends, see Note 17 “Stockholders’ Equity” to the Consolidated Financial Statements in Item 8.
As of February 25, 2021, according to data provided by our transfer agent, there were 101 shareholders of record. However, many of our shareholders hold their shares in "street name" by a nominee of Depository Trust Company, which is a single shareholder of record. We estimate that there were approximately 20,500 shareholders whose shares were held in “street name” by banks, brokers, or other financial institutions at February 25, 2021.
We had no unregistered sales of equity securities during the year ended December 31, 2020.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2020 – October 31, 2020	—	$—	—	14,286,427
November 1, 2020 – November 30, 2020	—	$—	—	14,286,427
December 1, 2020 – December 31, 2020	—	$—	—	14,286,427
Total	—		—	14,286,427
(a)In December 2018, our Board of Directors authorized an extension of our share repurchase program for $300 million for the purchase of ordinary shares. As of December 31, 2020, $207.8 million remained authorized under the share repurchase program.

Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares for the period from January 17, 2017 to December 31, 2020 with the Standard & Poor’s 500 Index (“S&P 500 Index”) and PHLX Oil Services Index. The comparison assumes $100 was invested, including reinvestment of dividends, if any, in our ordinary shares on January 17, 2017 and in both of the indexes on the same date. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG TECHNIPFMC PLC, S&P 500 INDEX AND PEER GROUP INDEX

US DOLLARS
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/17/2017
12/2017
12/2018
12/2019
12/2020
TechnipFMC plc
S&P 500 Index
PHLX Oil Services Index

ASSUMES $100 INVESTED ON JAN. 17, 2017
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2020

Source: Bloomberg L.P. Data provided from first date of trading. The PHLX Oil Services Index has been chosen as it is a modified market weighted index composed of companies involved in the oil services.

	December 31
	2017	2018	2019	2020
TechnipFMC plc	$87.76	$55.89	$62.63	$28.03
S&P 500 Index	119.82	114.56	150.62	178.32
PHLX Oil Services Index	82.00	44.93	44.68	25.88

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected financial data for each of the five years in the period ended December 31, 2020. This information should be read in conjunction with Part I, Item 1 “Business,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018	2017	2016
Statement of income data
Total revenue	$13,050.6	$13,409.1	$12,552.9	$15,056.9	$9,199.6
Total costs and expenses	$15,936.2	$14,935.8	$13,470.5	$14,091.7	$8,743.6
Net income (loss)	$(3,237.9)	$(2,412.1)	$(1,910.8)	$134.2	$371.1
Net income (loss) attributable to TechnipFMC plc	$(3,287.6)	$(2,415.2)	$(1,921.6)	$113.3	$393.3

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic earnings (loss) per share	$(7.33)	$(5.39)	$(4.20)	$0.24	$3.29
Diluted earnings (loss) per share	$(7.33)	$(5.39)	$(4.20)	$0.24	$3.16

	As of December 31,
(In millions)	2020	2019	2018	2017	2016
Balance sheet data
Total assets	$19,692.6	$23,518.8	$24,784.5	$28,263.7	$18,679.3
Long-term debt, less current portion	$3,317.7	$3,980.0	$4,124.3	$3,777.9	$1,869.3
Total TechnipFMC plc stockholders’ equity	$4,154.2	$7,659.3	$10,357.6	$13,345.9	$5,013.8

	Year Ended December 31,
(In millions)	2020	2019	2018	2017	2016
Other financial information
Capital expenditures	$291.8	$454.4	$368.1	$255.7	$312.9
Cash flows provided (required) by operating activities	$656.9	$848.5	$(185.4)	$210.7	$493.8
Net cash	$853.9	$714.8	$1,348.3	$2,882.4	$3,716.4
Order backlog	$21,388.2	$24,251.1	$14,560.0	$12,982.8	$15,002.0
The results of our operations for the year ended December 31, 2020 include goodwill and long-lived asset impairment charges of $3,083.4 million and $204.0 million, respectively. The results of our operations for the year ended December 31, 2019 include goodwill and long-lived asset impairment charges of $1,988.7 million and $495.4 million, respectively. The results of our operations for the year ended December 31, 2018 include goodwill and vessels impairment charges of $1,383.0 million and $372.9 million, respectively, and a legal provision of $280.0 million. See Notes 19 and 20 to our consolidated financial statements for further details.
The results of our operations for the year ended December 31, 2017 consist of the combined results of operations of Technip and FMC Technologies. Due to the Merger, FMC Technologies’ results of operations have been included in our financial statements for periods subsequent to the consummation of the Merger on January 16, 2017 and as a result, data presented for the year December 31, 2017 is not comparable to actual results presented in prior periods. Technip was the accounting acquirer, therefore results for the years ended December 31, 2016 represent Technip only.
Net cash consists of cash and cash equivalents less short-term debt, long-term debt and the current portion of long-term debt. Net cash is a non-GAAP measure that management uses to evaluate our capital structure and financial leverage. See “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K for additional discussion and reconciliations of net cash.
Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We are a global leader in energy projects, technologies, systems and services. We have manufacturing operations worldwide, strategically located to facilitate efficient delivery of these products, technologies, systems and services to our customers. We report our results of operations in the following segments: Subsea, Technip Energies and Surface Technologies. Management’s determination of our reporting segments was made on the basis of our strategic priorities and corresponds to the manner in which our Chief Executive Officer reviews and evaluates operating performance to make decisions about resource allocations to each segment.
A description of our products and services and annual financial data for each segment can be found in Part I, Item 1, “Business” and Note 7 to our consolidated financial statements.
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
Our Subsea segment is affected by changes in commodity prices and trends in deepwater oil and natural gas production. Our Technip Energies segment is impacted by change in commodity prices, population growth and demand for natural gas, although the onshore market is typically more resilient to these changes impacting the segment. Our Subsea and Technip Energies segments both benefit from the current market fundamentals supporting the demand for new liquefied natural gas facilities. Technip Energies also benefits from the construction of petrochemical and fertilizer plants.
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
As we evaluate our operating results, we consider business segment performance indicators like segment revenue, operating profit and capital employed, in addition to the level of inbound orders and order backlog. A significant proportion of our revenue is recognized under the percentage of completion method of accounting. Cash receipts from such arrangements typically occur at milestones achieved under stated contract terms. Consequently, the timing of revenue recognition is not always correlated with the timing of customer payments. We aim to structure our contracts to receive advance payments that we typically use to fund engineering efforts and inventory purchases. Working capital (excluding cash) and net cash are therefore key performance indicators of cash flows.
In each of our segments, we serve customers from around the world. During 2020, approximately 84 percent of our total sales were recognized outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.
The Spin-off

On February 16, 2021, we completed the separation of the Technip Energies business segment. The transaction was structured as a Spin-off, which occurred by way of a Distribution to our shareholders of 50.1 percent of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., New York City time on the record date, February 17, 2021. Technip Energies N.V. is now an independent public company and its shares trade under the ticker symbol “TE” on the Euronext Paris stock exchange.

In connection with the Spin-off, on January 7, 2021, BPI, which has been one of our substantial shareholders since 2009, entered into a Share Purchase Agreement with us pursuant to which BPI agreed to purchase a portion of our retained stake in Technip Energies N.V. for $200.0 million. On February 25, 2021, BPI paid $200.0 million in connection with the Share Purchase Agreement. The Purchase Price is subject to adjustment, and BPI’s ownership stake will be determined based upon a thirty day volume-weighted average price of Technip Energies N.V.’ shares (with BPI’s ownership collared between an 11.82 percentage floor and a 17.25 percentage cap), less a six percent discount. The BPI Investment is subject to customary conditions and regulatory approval. We intend to significantly reduce our shareholding in Technip Energies N.V. over the 18 months following the Spin-off, including in connection with the sale of shares to BPI pursuant to the BPI Investment.

Beginning in the first quarter of 2021, Technip Energies’ historical financial results for periods prior to the Distribution will be reflected in our consolidated financial statements as discontinued operations.

BUSINESS OUTLOOK
Overall outlook – While economic activity continues to be impacted by the COVID-19 pandemic, the short-term outlook for crude oil has improved as the OPEC+ countries better manage the oversupplied market. Long-term demand for energy is still forecast to rise, and we believe this outlook will ultimately provide our customers with the confidence to increase investments in new sources of oil and natural gas production.

Subsequent to the Spin-off, we will operate under two reporting segments: Subsea and Surface Technologies, therefore the discussion below relates to these two reporting segments only.

Subsea – The volatile, and generally low crude oil price environment of the last several years led many of our customers to reduce their capital spending plans and defer new deepwater projects. Order activity in 2020 was particularly impacted by the sharp decline in commodity prices, driven in part by the reduced economic activity, and the general uncertainty related to the pandemic. The reduction and deferral of new projects resulted in delayed subsea project inbound for the industry.

The trajectory and pace of further recovery and expansion in the subsea market is subject to more stringent capital discipline and the allocation of capital our clients dedicate to developing offshore oil and gas fields amongst their entire portfolio of projects. The risk of project sanctioning delays still exists in the current environment; however, innovative approaches to subsea projects, like our iEPCI solution, have improved project economics, and many offshore discoveries can be developed economically at today’s crude oil prices. In the long-term, deepwater development is expected to remain a significant part of many of our customers’ portfolios.

As the subsea industry continues to evolve, we have taken actions to further streamline our organization, achieve standardization, and reduce cycle times. The rationalization of our global footprint will also further leverage the benefits of our integrated offering. We aim to continuously align our operations with activity levels, while preserving our core capacity in order to deliver current projects in backlog and future order activity.

We have experienced renewed operator confidence in advancing subsea activity as a result of the improved economic outlook, lower market volatility and higher oil price. With crude now trending back above $50 per barrel, the opportunity set of large subsea projects to be sanctioned over the next 24 months has expanded.

FEED activity is also improving, with solid momentum experienced in the second half of 2020. FEED activity in the current year is expected to return to the more robust levels seen in 2019, which further supports our view of a sustainable recovery for deepwater. We expect at least 60% of the projects undergoing studies in 2021 to include an iEPCI solution, many of which could be directly awarded to our Company upon reaching final investment decision.

TechnipFMC is increasingly less dependent on larger, publicly tendered projects.
•We anticipate that an increasing share of our inbound orders will result from projects that will be direct awarded to our Company, many of which come from our alliance partners;

•We anticipate higher activity in subsea services, with the industry’s largest installed base; and

•We expect a higher mix of iEPCI project awards, demonstrating strong geographic diversity and new adopters of our unique, integrated approach to subsea development.

For 2021, we believe that Subsea inbound orders will meet or exceed the $4 billion achieved in 2020. We expect Brazil to be the most active region of the world for new project orders, driven by continued investment in the pre-salt field discoveries. We see additional market growth potential coming from the North Sea, Asia Pacific and Africa. The strong front end activity we are experiencing today should further support project award momentum into 2022.

Surface Technologies – Surface Technologies’ performance is typically driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by stimulation activity and the completions intensity of shale applications in the Americas.

The North America shale market is sensitive to oil price fluctuations. The average rig count declined by just over 50 percent in 2020, with drilling and completion spending estimated to have declined by a similar amount. North America activity improved over the second half of the year as the rig count increased following the rising oil price. The rig count exited 2020 below prior year-end levels but has experienced further improvement in the current year.

In 2021, we expect our completions-related revenue to outperform the overall market, driven by increased market adoption of iComplete – our fully integrated, digitally-enabled pressure control system. iComplete has already achieved significant market penetration since its introduction in the third quarter of 2020, with 10 customers utilizing the new integrated system.

Despite the sequential improvement in market activity, full year revenue for North America is expected to be flat to down modestly versus 2020.

Drilling activity in international markets is less cyclical than North America as most activity is driven by national oil companies, which tend to maintain a longer term view that exhibits less variability in capital spend. Additionally, we continue to benefit from our exposure to the Middle East and Asia Pacific, both of which are being supported by strength in gas-related activity. The average rig count in these two regions declined by a more modest 17 percent in 2020 versus the prior year.

International revenue has been gaining significance in our total segment revenue, representing over 60 percent in 2020. We expect a gradual and steady recovery in well count in 2021 to drive modest international market growth, with spending increases led by national oil companies, particularly in the Middle East.

Our unique capabilities in the international markets, which demand higher specification equipment, global services and local content, provide a platform for us to extend our leadership positions. We remain levered to these more resilient markets where we expect to source approximately 65% of our full year revenue in 2021.

CONSOLIDATED RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

	Year Ended December 31,			Change
(In millions, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenue	$13,050.6	$13,409.1	$12,552.9	$(358.5)	(2.7)%	$856.2	6.8%

Costs and expenses
Cost of sales	11,209.4	10,950.7	10,273.0	258.7	2.4%	677.7	6.6%
Selling, general and administrative expense	1,066.2	1,228.1	1,140.6	(161.9)	(13.2)%	87.5	7.7%
Research and development expense	119.8	162.9	189.2	(43.1)	(26.5)%	(26.3)	(13.9)%
Impairment, restructuring and other expense	3,501.3	2,490.8	1,831.2	1,010.5	40.6%	659.6	36.0%
Separation costs	39.5	72.1	—	(32.6)	(45.2)%	72.1	n/a
Merger transaction and integration costs	—	31.2	36.5	(31.2)	(100.0)%	(5.3)	(14.5)%
Total costs and expenses	15,936.2	14,935.8	13,470.5	1,000.4	6.7%	1,465.3	10.9%

Other income (expense), net	31.1	(220.7)	(323.9)	251.8	114.1%	103.2	31.9%
Income from equity affiliates	63.0	62.9	114.3	0.1	0.2%	(51.4)	(45.0)%
Net interest expense	(293.0)	(451.3)	(360.9)	158.3	35.1%	(90.4)	(25.0)%
Loss before income taxes	(3,084.5)	(2,135.8)	(1,488.1)	(948.7)	(44.4)%	(647.7)	(43.5)%
Provision for income taxes	153.4	276.3	422.7	(122.9)	(44.5)%	(146.4)	(34.6)%
Net loss	(3,237.9)	(2,412.1)	(1,910.8)	(825.8)	(34.2)%	(501.3)	(26.2)%
Net profit attributable to non-controlling interests	(49.7)	(3.1)	(10.8)	(46.6)	(1,503.2)%	7.7	71.3%
Net loss attributable to TechnipFMC plc	$(3,287.6)	$(2,415.2)	$(1,921.6)	$(872.4)	(36.1)%	$(493.6)	(25.7)%

Results of Operations in 2020 Compared to 2019
Revenue
Revenue decreased by $358.5 million in 2020 compared to 2019. Subsea revenue decreased year-over-year primarily due to decreased project activity in the Gulf of Mexico and the North Sea. Increased revenue in Technip Energies was primarily driven by the continued ramp-up of Arctic LNG 2, increased activity on downstream projects and in the Process Technology business, which more than offset the decline in revenue from Yamal LNG. Technip Energies revenue was also favorably impacted by the result of a litigation settlement. Surface Technologies revenue decreased, primarily as a result of the significant decline in operator activity in North America, with partial positive impact from order intake timing in international markets. In addition, our consolidated revenues were negatively impacted by operational challenges associated with the COVID-19 related disruptions.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales decreased to 14.1% in 2020 compared to 18.3% in 2019. Subsea gross profit decreased due to a more competitively priced backlog and the negative operational impacts related to COVID-19. Gross profit declined in Technip Energies due in large part to a reduced contribution from Yamal LNG as the project reached physical completion last year and is progressing through the warranty phase. Surface Technologies gross profit was negatively impacted by the year-over-year decline in North American drilling and completions activity, which was partially offset by the lower costs from our accelerated cost reduction initiative implemented during 2020.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $161.9 million year-over-year, primarily as a result of decreased corporate expenses. During the beginning of 2020, in response to the deteriorated market environment, driven in part by the COVID-19 pandemic, we implemented a series of cost reduction initiatives that resulted in significant savings and extended to all business segments and support functions.
Impairment, Restructuring and Other Expenses
We incurred $3,501.3 million of restructuring, impairment and other expenses in 2020. These charges primarily included $3,083.4 million of goodwill impairment, $204.0 million of long-lived assets impairment, $101.8 million of COVID-19 related expenses, and $112.1 million for restructuring and severance expenses. COVID-19 related expenses represent unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of the COVID-19 pandemic situation, which would not have been incurred otherwise. COVID-19 related expenses primarily included (a) employee payroll and travel, operational disruptions associated with quarantining, personnel travel restrictions to job sites, and shutdown of manufacturing plants and sites; (b) supply chain and related expediting costs of accelerated shipments for previously ordered and undelivered products; (c) costs associated with implementing additional information technology to support remote working environments; and (d) facilities-related expenses to ensure safe working environments. COVID-19 related expenses exclude costs associated with project and/or operational inefficiencies, time delays in performance delivery, indirect costs increases and potentially reimbursable or recoverable expenses. During 2019, we incurred $2,490.8 million of restructuring, impairment and other expenses, which included $1,988.7 million and $495.4 million of goodwill and long-lived assets impairments, respectively. See Note 19 to our consolidated financial statements for further details.
Separation costs
During the year ended December 31, 2020, we incurred $39.5 million of separation costs associated with the preparation of the separation transaction. During the first quarter of 2020, we incurred $27.1 million of separation costs associated with the separation transaction, which was postponed due to the COVID-19 pandemic, the significant decline in commodity prices, and the heightened volatility in global equity markets. During the fourth quarter of 2020, we incurred $12.4 million of separation costs associated with the January 2021 announcement of the resumption of activities toward the separation of Technip Energies. During the year ended December 31, 2019, we incurred $72.1 million of separation costs associated with the separation transaction. See Note 3 to our consolidated financial statements for further details.
Merger Transaction and Integration Costs
Prior to the initial announcement of the planned separation transaction in August 2019, we incurred merger transaction and integration costs of $31.2 million during the first half of 2019 relating to the continuation of the integration activities following the Merger. No such costs were incurred subsequently in 2019 or in 2020.
Other Income (Expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and other non-operating gains and losses. During 2020, we recognized $31.1 million of other income, which primarily included $23.1 million of gains on sales of property, plant and equipment and other assets. During 2019, we recognized $220.7 million of other expenses, which primarily included $146.9 million of net foreign exchange losses and $54.6 million of legal provision, net of settlements. The change in foreign exchange losses is primarily due to a reduction in foreign exchange losses from unhedged currencies, more favorable hedging costs, and the effects of a weakened U.S. dollar on naturally hedged projects.
Net Interest Expense
Net interest expense decreased $158.3 million in 2020 compared to 2019, primarily due to the change in the fair value of the redeemable financial liability. We revalued the mandatorily redeemable financial liability to reflect current expectations about the obligation and recognized a charge of $202.0 million, as compared to $423.1 million recognized in 2019. See Note 24 to our consolidated financial statements for further details. Net interest expense, excluding the fair value measurement of the mandatorily redeemable financial liability and including interest income decreased by $62.8 million during 2020.

Provision for Income Taxes
Our provision for income taxes for 2020 and 2019 reflected effective tax rates of (5.0)% and (12.9)%, respectively. The year-over-year change in the effective tax rate was primarily due to the impact of nondeductible goodwill impairments, increase in adjustment on prior year taxes, offset in part by the amount of tax expense associated with movements in valuation allowances.
Our effective tax rate can fluctuate depending on our country mix of earnings, which may change based on changes in the jurisdictions in which we operate.
OPERATING RESULTS OF BUSINESS SEGMENTS
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 7 to our consolidated financial statements for further details.
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
Subsea

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2020	2019	2018	2020 vs. 2019			2019 vs. 2018
Revenue	$5,471.4	$5,523.0	$4,840.0	$(51.6)	(0.9)%		$683.0	14.1%
Operating loss	$(2,815.5)	$(1,447.7)	$(1,529.5)	$(1,367.8)	(94.5)%		$81.8	5.3%

Operating loss as a percentage of revenue	(51.5)%	(26.2)%	(31.6)%		(25.3)	pts.		5.4	pts.

Subsea revenue decreased $51.6 million, or (0.9)% year-over-year, primarily due to operational challenges driven by the COVID-19 pandemic. However, despite these challenges and related disruptions, we continued to demonstrate strong execution of our backlog.
Subsea operating loss is primarily due to significant impairment and other non-recurring charges. The operating loss included $2,957.5 million of goodwill and long-lived assets impairments, restructuring and other charges and COVID-19 related expenses compared to $1,752.2 million in 2019. Non-recurring charges incurred related to COVID-19 disruptions during 2020 were $50.1 million. See Note 19 to our consolidated financial statements for further details.
Refer to ‘Non-GAAP Measures’ for more information regarding our segment operating results.
Technip Energies

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2020	2019	2018	2020 vs. 2019			2019 vs. 2018
Revenue	$6,520.0	$6,268.8	$6,120.7	$251.2	4.0%		$148.1	2.4%
Operating profit	$683.6	$959.6	$824.0	$(276.0)	(28.8)%		$135.6	16.5%

Operating profit as a percentage of revenue	10.5%	15.3%	13.5%		(4.8)	pts.		1.8	pts.

Technip Energies revenue increased $251.2 million year-over-year. Revenue benefited from the continued ramp-up of Arctic LNG 2 and higher activity on downstream projects in Africa, North America and India, which more than offset the decline in revenue from Yamal LNG. COVID-19 related operational efficiencies and business disruption also impeded revenue growth during 2020. Revenue during the period benefited from a $113.2 million litigation settlement.

Operating profit decreased year-over-year, primarily due to a reduced contribution from Yamal LNG and lower margin realization on early stage projects, including Arctic LNG 2. Project execution remained strong across the portfolio. Non-recurring charges incurred related to COVID-19 disruptions during the period were $44.0 million.
Refer to ‘Non-GAAP Measures’ for more information regarding our segment operating results. Subsequent to the Spin-off, we operate under two reporting segments: Subsea and Surface Technologies, for further details see Note 3 to our consolidated financial statements.
Surface Technologies

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2020	2019	2018	2020 vs. 2019			2019 vs. 2018
Revenue	$1,059.2	$1,617.3	$1,592.2	$(558.1)	(34.5)%		$25.1	1.6%
Operating profit (loss)	$(429.3)	$(656.1)	$172.8	$226.8	34.6%		$(828.9)	(479.7)%

Operating profit (loss) as a percentage of revenue	(40.5)%	(40.6)%	10.9%		0.1	pts.		(51.5)	pts.

Surface Technologies revenue decreased $558.1 million, or (34.5)% year-over-year, primarily driven by the significant reduction in operator activity in North America. Revenue outside of North America displayed resilience, with a more modest decline due to reduced activity levels. Nearly 64% of total segment revenue was generated outside of North America in the period.
Surface Technologies operating loss was primarily due to impairment and other non-recurring charges. The operating loss included $440.2 million of goodwill and long-lived assets impairments, restructuring and other charges and COVID-19 related expenses compared to $704.2 million incurred in 2019. Operating loss was also negatively impacted by the reduced demand in North America driven by the significant decline in rig count and completions-related activity, which was partially offset by lower costs from our accelerated cost reduction actions initiated in the first quarter of 2020. Non-recurring charges incurred related to COVID-19 disruptions during the period were $7.7 million. See Note 19 to our consolidated financial statements for further details.
Refer to ‘Non-GAAP Measures’ for more information regarding our segment operating results.
Corporate Items

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Corporate expense	$(201.5)	$(393.4)	$(478.0)	$191.9	49%	$84.6	18%

Corporate expenses decreased by $191.9 million during 2020. The reduction in corporate expenses is primarily due to $54.6 million decrease in legal provision, net of settlements; $38.6 million decrease due to lower activity and the impact of cost reductions implemented in 2020; $32.7 million decrease in separation costs; $31.2 million decrease in integration expenses and $16.6 million decrease in restructuring and impairment expenses.
Refer to ‘Non-GAAP Measures’ for more information regarding our segment operating results.

NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended) below:
–Net income (loss), excluding charges and credits, as well as measures derived from it (excluding charges and credits;
–Income (loss) before net interest expense and income taxes, excluding charges and credits (“Adjusted Operating profit”);
–Adjusted diluted earnings per share attributable to TechnipFMC plc;
–Depreciation and amortization, excluding charges and credits (“Adjusted Depreciation and amortization”);
–Earnings before net interest expense, income taxes, depreciation and amortization, excluding charges and credits (“Adjusted EBITDA”);
–Corporate expenses excluding charges and credits;
–Net cash; and
–Free cash flow.
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
The following is a reconciliation of the most comparable financial measures under GAAP to the non-GAAP financial measures.

	Year Ended
	December 31, 2020
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(3,287.6)	$49.7	$153.4	$293.0	$(2,791.5)	$447.2	$(2,344.3)

Charges and (credits):
Impairment and other charges	3,271.0	—	16.4	—	3,287.4	—	3,287.4
Restructuring and other charges	96.1	—	16.0	—	112.1	—	112.1
Direct COVID-19 expenses	83.7	—	18.1	—	101.8	—	101.8
Litigation settlement	(113.2)	—	—	—	(113.2)	—	(113.2)
Separation costs	36.3	—	3.2	—	39.5	—	39.5
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Valuation allowance	(3.5)	—	3.5	—	—	—	—
Adjusted financial measures	$89.3	$49.7	$212.6	$293.0	$644.6	$438.7	$1,083.3

Diluted earnings (loss) per share attributable to TechnipFMC plc, as reported	$(7.33)
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.20

	Year Ended
	December 31, 2019
	Net income (loss) attributable to TechnipFMC plc	Net income (loss) attributable to non-controlling interests	Provision for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(2,415.2)	$(3.1)	$276.3	$(451.3)	$(1,684.5)	$509.6	$(1,174.9)

Charges and (credits):
Impairment and other charges	2,364.2	—	119.9	—	2,484.1	—	2,484.1
Restructuring and other charges	27.7	—	9.3	—	37.0	—	37.0
Business combination transaction and integration costs	23.1	—	8.1	—	31.2	—	31.2
Separation costs	54.2	—	17.9	—	72.1	—	72.1
Reorganization	17.2	—	8.1	—	25.3	—	25.3
Legal provision, net	46.3	—	8.3	—	54.6	—	54.6
Purchase price accounting adjustment	26.0	—	8.0	—	34.0	(34.0)	—
Valuation allowance	187.0	—	(187.0)	—	—	—	—
Adjusted financial measures	$330.5	$3.1	$268.9	$451.3	$1,053.8	$475.6	$1,529.4

Diluted earnings per share attributable to TechnipFMC plc, as reported	$(5.39)
Adjusted diluted earnings per share attributable to TechnipFMC plc	$0.74

	Year Ended
	December 31, 2020
	Subsea	Technip Energies	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$5,471.4	$6,520.0	$1,059.2	$—	$—	$13,050.6

Operating profit (loss), as reported (pre-tax)	$(2,815.5)	$683.6	$(429.3)	$(201.5)	$(28.8)	$(2,791.5)

Charges and (credits):
Impairment and other charges	2,854.5	10.3	419.3	3.3	—	3,287.4
Restructuring and other charges*	52.9	39.3	13.2	6.7	—	112.1
Direct COVID-19 expenses	50.1	44.0	7.7	—	—	101.8
Litigation settlement	—	(113.2)	—	—	—	(113.2)
Separation costs	—	—	—	39.5	—	39.5
Purchase price accounting adjustments	8.5	—	—	—	—	8.5
Subtotal	2,966.0	(19.6)	440.2	49.5	—	3,436.1

Adjusted Operating profit (loss)	150.5	664.0	10.9	(152.0)	(28.8)	644.6

Adjusted Depreciation and amortization	316.4	34.2	70.1	18.0	—	438.7

Adjusted EBITDA	$466.9	$698.2	$81.0	$(134.0)	$(28.8)	$1,083.3

Operating profit margin	(51.5)%	10.5%	(40.5)%			(21.4)%

Adjusted Operating profit margin	2.8%	10.2%	1.0%			4.9%

Adjusted EBITDA margin	8.5%	10.7%	7.6%			8.3%
*On December 30, 2019, we completed the acquisition of the remaining 50% of Technip Odebrecht PLSV CV. A $7.3 million gain was recorded within restructuring and other charges in the Subsea segment during 2020.

	Year Ended
	December 31, 2019
	Subsea	Technip Energies	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$5,523.0	$6,268.8	$1,617.3	$—	$—	$13,409.1

Operating profit (loss), as reported (pre-tax)	$(1,447.7)	$959.6	$(656.1)	$(393.4)	$(146.9)	$(1,684.5)

Charges and (credits):
Impairment and other charges*	1,798.6	—	685.5	—	—	2,484.1
Restructuring and other charges*	(46.4)	17.0	39.8	26.6	—	37.0
Business combination transaction and integration costs	—	—	—	31.2	—	31.2
Separation costs	—	—	—	72.1	—	72.1
Reorganization	—	25.3	—	—	—	25.3
Legal provision, net	—	—	—	54.6	—	54.6
Purchase price accounting adjustments	34.0	—	—	—	—	34.0
Subtotal	1,786.2	42.3	725.3	184.5	—	2,738.3

Adjusted Operating profit (loss)	338.5	1,001.9	69.2	(208.9)	(146.9)	1,053.8

Adjusted Depreciation and amortization	311.6	38.7	107.9	17.4	—	475.6

Adjusted EBITDA	$650.1	$1,040.6	$177.1	$(191.5)	$(146.9)	$1,529.4

Operating profit margin	(26.2)%	15.3%	(40.6)%			(12.6)%

Adjusted Operating profit margin	6.1%	16.0%	4.3%			7.9%

Adjusted EBITDA margin	11.8%	16.6%	11.0%			11.4%
*On December 30, 2019, we completed the acquisition of the remaining 50 percent of Technip Odebrecht PLSV CV, which resulted in a net loss of $0.9 million that was recorded in the Subsea segment. The net loss was comprised of an impairment charge of $84.2 million included within impairment and other charges and a gain on bargain purchase of $83.3 million included within restructuring and other charges.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. The significant decline in commodity prices, due in part to the lower demand resulting from COVID-19 contributed to the decrease in the inbound orders during 2020.

	Inbound Orders Year Ended December 31,
(In millions)	2020	2019
Subsea	$4,003.0	$7,992.6
Technip Energies	5,001.3	13,080.5
Surface Technologies	1,061.2	1,619.9
Total inbound orders	$10,065.5	$22,693.0

Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. The scheduling of some future work included in our order backlog has been impacted by COVID-19 related disruptions and remains subject to future adjustment. See Note 6 to our consolidated financial statements for further details.

	Order Backlog December 31,
(In millions)	2020	2019
Subsea	$6,876.0	$8,479.8
Technip Energies	14,098.7	15,298.1
Surface Technologies	413.5	473.2
Total order backlog	$21,388.2	$24,251.1

Subsea - Order backlog for Subsea as of December 31, 2020, decreased by $1.6 billion from December 31, 2019. Subsea backlog of $6.9 billion as of December 31, 2020, was composed of various subsea projects, including Total Mozambique LNG; Eni Coral and Merakes; Petrobras Mero I and Mero II; Energean Karish; ExxonMobil Payara; Reliance MJ-1; Equinor Johan Sverdrup Phase 2; Husky West White Rose; BP Platina; Chevron Gorgon Stage 2; and Woodside Pyxis and Lambert Deep.

Technip Energies - Technip Energies order backlog as of December 31, 2020, decreased by $1.2 billion compared to December 31, 2019. Technip Energies backlog of $14.1 billion as of December 31, 2020 was composed of various projects, including Arctic LNG 2, Yamal LNG; Midor refinery expansion; BP Tortue FPSO; Long Son Petrochemicals; ExxonMobil Beaumont refinery expansion; HURL fertilizer plants; Petronas Kasawari; Energean Karish; Neste bio-diesel expansion; and Motor Oil Hellas New Naphtha Complex. Subsequent to the Spin-off, we will operate under two reporting segments: Subsea and Surface Technologies, for further details see Note 3 to our consolidated financial statements.
Surface Technologies - Order backlog for Surface Technologies as of December 31, 2020, decreased by $59.7 million compared to December 31, 2019, mainly driven by the transfer of the Loading Systems business unit from Surface Technologies to Technip Energies. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within twelve months.
Non-consolidated backlog - Non-consolidated backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.

Non-consolidated order backlog
(In millions)	December 31, 2020
Subsea	$640.2
Technip Energies	1,890.3
Total order backlog	$2,530.5

LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flows through centralized bank accounts controlled and maintained by TechnipFMC globally and in many operating jurisdictions to best meet the liquidity needs of our global operations.
Net Cash - Net cash, is a non-GAAP financial measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP financial measure to evaluate our capital structure and financial leverage. We believe net cash is a meaningful financial measure that may assist investors in understanding our financial condition and recognizing underlying trends in our capital structure. Net cash should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.
The following table provides a reconciliation of our cash and cash equivalents to net cash, utilizing details of classifications from our consolidated balance sheets.

(In millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$4,807.8	$5,190.2
Short-term debt and current portion of long-term debt	(636.2)	(495.4)
Long-term debt, less current portion	(3,317.7)	(3,980.0)
Net cash	$853.9	$714.8
Cash Flows
Cash flows for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Cash provided (required) by operating activities	$656.9	$848.5	$(185.4)
Cash required by investing activities	(180.6)	(419.8)	(460.2)
Cash required by financing activities	(1,082.2)	(784.4)	(444.8)
Effect of exchange rate changes on cash and cash equivalents	223.5	5.9	(107.0)
Decrease in cash and cash equivalents	$(382.4)	$(349.8)	$(1,197.4)

Working capital	$54.0	$(82.2)	$(759.0)

Free cash flow	$365.1	$394.1	$(553.5)
Operating cash flows - During 2020, we generated $656.9 million in cash flows from operating activities as compared to $848.5 million generated in 2019, resulting in a $191.6 million decrease compared to 2019. The decrease in operating cash flows is primarily driven by the decrease in cash generated by our operations during the year due to the overall decline in activity.
Investing cash flows - Investing activities used $180.6 million and $419.8 million of cash in 2020 and 2019, respectively. The decrease in cash used by investing activities was due primarily to decreased capital expenditures, decreased payments to acquire debt securities and increased proceeds from sale of assets and debt securities during 2020. In 2019, we purchased a deepwater dive support vessel, Deep Discoverer for $116.8 million, that was subsequently funded through a sale-leaseback transaction.

Financing cash flows - Financing activities used $1,082.2 million and $784.4 million in 2020 and 2019, respectively. The increase of $297.8 million in cash required for financing activities was due primarily to the increased debt pay down activity during 2020 of $883.6 million, partially offset by $338.6 million reduction in settlements of mandatorily redeemable financial liability and our efforts and commitment to preserve cash, which included reduction in cash dividends of $173.6 million and reduction in share repurchases of $92.7 million .

Working capital represents total changes in operating current assets and liabilities.

Free cash flow is defined as operating cash flows less capital expenditures. The following table reconciles cash provided by operating activities, which is directly comparable financial measure determined in accordance with GAAP, to free cash flow (non-GAAP measure).

	Year Ended December 31,
(In millions)	2020	2019	2018
Cash provided (required) by operating activities	$656.9	$848.5	$(185.4)
Capital expenditures	(291.8)	(454.4)	(368.1)
Free cash flow	$365.1	$394.1	$(553.5)
Debt and Liquidity

Significant Funding and Liquidity Activities - During 2020, we completed the following transactions in order to enhance our total liquidity position:

•Repaid $233.9 million of 5.00% 2010 private placement notes;
•Repaid the remaining outstanding balance of $190.0 million of the term loan assumed in connection with the acquisition of the remaining 50% interest in TOP CV.
•Issued €200 million aggregate principal amount of 4.500% Private Placement Notes due June 30, 2025. Within three months of the effective date of the Spin-off of Technip Energies, if there is a downgrade by a nationally recognized rating agency of the corporate rating of TechnipFMC from an investment grade to a non-investment grade rating or a withdrawal of any such rating, the interest rate applicable to the Private Placement Notes will be increased to 5.75%;
•Entered into a new, six-month €500 million senior unsecured revolving credit facility agreement, which may be extended for two additional three-month periods (the “Euro Facility”); and
•Entered into the Bank of England’s COVID Corporate Financing Facility program (the “CCFF Program”), which allows us to issue up to £600 million of unsecured commercial paper notes.

Total borrowings as of December 31, 2020 and 2019 were as follows:

(In millions)	December 31,
	2020	2019
Commercial paper	$1,525.9	$1,967.0
Synthetic bonds due 2021	551.2	492.9
3.45% Senior Notes due 2022	500.0	500.0
5.00% Notes due 2020	—	224.6
3.40% Notes due 2022	184.0	168.5
3.15% Notes due 2023	159.5	146.0
3.15% Notes due 2023	153.4	140.4
4.50% Notes due 2025	245.4	—
4.00% Notes due 2027	92.0	84.2
4.00% Notes due 2032	122.7	112.3
3.75% Notes due 2033	122.7	112.3
Bank borrowings and Other	309.9	536.3
Unamortized debt issuance costs and discounts	(12.8)	(9.1)
Total borrowings	$3,953.9	$4,475.4

Credit Facilities - The following is a summary of our credit facilities as of December 31, 2020:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Revolving credit facility	$2,500.0	$—	$708.0	$—	$1,792.0	January 2023
CCFF Program	£600.0	£—	£600.0	£—	£—	March 2021
Euro Facility	€500.0	€—	€—	€—	€500.0	February 2021
Bilateral credit facility	€100.0	€—	€—	€—	€100.0	May 2021
(a)Under our commercial paper program, we have the ability to access up to $1.5 billion and €1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.
Committed credit available under our revolving credit facilities provides the ability to issue our commercial paper obligations on a long-term basis. We had $708.0 million of commercial paper issued under our facilities as of December 31, 2020. In addition, we had $817.9 million of Notes outstanding under the CCFF Program. When we have both the ability and intent to refinance certain obligations on a long-term basis, the obligations are classified as long-term, as such, the commercial paper borrowings were classified as long-term debt in our consolidated balance sheet as of December 31, 2020.

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

The amended and restated Facility Agreement and Euro Facility contain usual and customary covenants, representations and warranties, and events of default for credit facilities of this type, including financial covenants requiring that our total capitalization ratio not exceed 60% at the end of any financial quarter. The Facility Agreement and Euro Facility also contain covenants restricting our ability and our subsidiaries’ ability to incur additional liens and indebtedness, enter into asset sales, or make certain investments.

As of December 31, 2020, we were in compliance with all restrictive covenants under our credit facilities.

Refer to Note 24 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information related to credit risk.
Credit Ratings - As of February 25, 2021, our credit ratings with Standard and Poor’s (S&P) are BB+ for our long-term secured debt and B for commercial paper program. Our credit ratings with Moody’s are Ba1 for our long-term secured debt.

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
Our credit spread, and the credit spread of other counterparties not publicly available, are approximated using the spread of similar companies in the same industry, of similar size, and with the same credit rating. See Notes 24 and 25 to our consolidated financial statements for further details.

At this time, we have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position.

Financial Position Outlook
Overview

We are committed to a strong balance sheet and ample liquidity that that will enable us to avoid distress in cyclical troughs and access capital markets throughout the cycle. We believe our liquidity has and continues to exceed the level required to achieve this goal.

Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. Our capital expenditures can be adjusted and managed to match market demand and activity levels. Based on current market conditions and our future expectations, our capital expenditures for 2021 are estimated to be approximately $250.0 million. Projected capital expenditures do not include any contingent capital that may be needed to respond to a contract award.

Spin-off

In connection with the Spin-off, we executed a series of refinancing transactions, in order to provide a capital structure with sufficient cash resources to support future operating and investment plans.

Debt Issuance

On February 16, 2021, we entered into Revolving Credit Facility that provides for aggregate revolving capacity of up to $1.0 billion. Availability of borrowings under the Revolving Credit Facility is reduced by any outstanding letters of credit issued against the facility. At February 25, 2021, there were no outstanding letters of credit and availability of borrowings under the Revolving Credit Facility was $800 million.

On January 29, 2021, we issued $1.0 billion of 6.5% senior notes due 2026 (the “2021 Notes”). The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly-owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore and the United Kingdom.

Repayment of Debt

The proceeds from the debt issuance described above along with the available cash on hand were used to fund:

•The repayment of all $522.8 million of the outstanding Synthetic Convertible Bonds that matured in January 2021.
•The repayment of all $500.0 million aggregate principal amount of outstanding 3.45% Senior Notes due 2022.
•The termination of the $2.5 billion senior unsecured revolving credit facility we entered into on January 17, 2017; the termination of the €500.0 million Euro Facility and the CCFF Program we entered into on May 19, 2020. In connection with the termination of these credit facilities, we repaid most of the outstanding commercial paper borrowings, which were $1,525.9 million as of December 31, 2020.

We will continue to be strategically focused on cash and liquidity preservation. Subsequent to the completion of the Spin-off, we own 49.9% of the outstanding shares of Technip Energies. The ownership percentage will be further reduced by the sale of shares to BPI pursuant to the Share Purchase Agreement, for further details see section “The Spin-off” in “Item 1. Business.” We intend to conduct an orderly sale of our stake in Technip Energies over time and will use the proceeds from future sales to further reduce our net leverage.

CONTRACTUAL OBLIGATIONS
The following is a summary of our contractual obligations as of December 31, 2020:

	Payments Due by Period
(In millions)	Total payments	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt (a)	$3,953.9	$636.2	$2,589.1	$294.0	$434.6
Interest on debt (a)	242.3	58.1	69.3	42.9	72.0
Operating leases (b)	1,128.0	131.2	328.6	196.8	471.4
Purchase obligations (c)	5,709.4	4,587.5	1,008.9	112.0	1.0
Pension and other post-retirement benefits (d)	19.0	19.0	—	—	—
Unrecognized tax benefits (e)	56.1	4.2	4.2	47.6	0.1
Other contractual obligations (f)	246.6	141.9	104.7	—	—
Total contractual obligations	$11,355.3	$5,578.1	$4,104.8	$693.3	$979.1
(a)Our available debt is dependent upon our compliance with covenants, including negative covenants related to liens and our total capitalization ratio. Any violation of covenants or other events of default, which are not waived or cured, or changes in our credit rating could have a material impact on our ability to maintain our committed financing arrangements.
Due to our intent and ability to refinance commercial paper obligations on a long-term basis under our revolving credit facility and the variable interest rates associated with these debt instruments, only interest on our Senior Notes is included in the table. During 2020, we paid $107.0 million for interest charges, net of interest capitalized.
Subsequent to the Spin-off, we expect the total future principal payments on debt and total future interest payments to be approximately $2,376.8 million and $556.1 million, respectively.
(b)We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all of our leases are classified as operating leases.
(c)In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales in our consolidated statements of income. Subsequent to the Spin-off, we expect the total remaining future purchase obligations to be approximately $1,094.1 million.
(d)We expect to contribute approximately $20.7 million to our international pension plans during 2021. Required contributions for future years depend on factors that cannot be determined at this time. Additionally, we expect to pay directly to beneficiaries approximately $14.3 million for international unfunded pension plan and $4.7 million for U.S. Non-Qualified unfunded pension plan during 2021. Subsequent to the Spin-off, we expect to contribute approximately $18.9 million to our international pension plans during 2021.
(e)It is reasonably possible that $4.2 million of liabilities for unrecognized tax benefits will be settled during 2021, and this amount is reflected in income taxes payable in our consolidated balance sheet as of December 31, 2020. Although unrecognized tax benefits are not contractual obligations, they are presented in this table because they represent demands on our liquidity.
(f)Other contractual obligations represent our share of the mandatorily redeemable financial liability, which is recorded at its fair value. The mandatorily redeemable financial liability relates to our voting control interests in legal Technip Energies contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. During the year ended December 31, 2020 we revalued the liability to reflect current expectations about the obligation. See Note 24 to our consolidated financial statements for further details.
OTHER OFF-BALANCE SHEET ARRANGEMENTS
The following is a summary of other off-balance sheet arrangements for our consolidated subsidiaries as of December 31, 2020:

	Amount of Commitment Expiration per Period
(In millions)	Total amount	Less than 1 year	1-3 years	3-5 years	After 5 years
Financial guarantees (a)	$310.1	$204.1	$38.9	$24.7	$42.4
Performance guarantees (b)	4,659.6	1,968.0	2,011.4	565.7	114.5
Total other off-balance sheet arrangements	$4,969.7	$2,172.1	$2,050.3	$590.4	$156.9
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions about future events that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the periods presented and the related disclosures in the accompanying notes to the financial statements. Management has reviewed these critical accounting estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting estimates used in preparing our financial statements address all important accounting areas where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. See Note 1 to our consolidated financial statements for further details.
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
A significant portion of our total revenue recognized over time relates to our Technip Energies and Subsea segments, primarily for the entire range of onshore facilities, fixed and floating offshore oil and gas facilities, and subsea exploration and production equipment projects that involve the design, engineering, manufacturing, construction, and assembly of complex, customer-specific systems. Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.
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
Our operating loss for the year ended December 31, 2020 was positively impacted by approximately $457.9 million, as a result of changes in contract estimates related to projects that were in progress as of December 31, 2019. During the year ended December 31, 2020, we recognized changes in our estimates that had an impact on our margin in the amounts of $519.5 million, $(56.5) million and $(5.1) million in our Technip Energies, Subsea and Surface Technologies segments, respectively. The changes in contract estimates are attributed to better, than expected performance throughout our execution of our projects.
Our operating loss for the year ended December 31, 2019 was positively impacted by approximately $1,114.3 million, as a result of changes in contract estimates related to projects that were in progress as of December 31, 2018. During the year ended December 31, 2019, we recognized changes in our estimates that had an impact on our margin in the amounts of $797.2 million, $324.7 million and $(7.6) million in our Technip Energies, Subsea and Surface Technologies segments, respectively. The changes in contract estimates are attributed to better, than expected performance throughout our execution of our projects.
Our operating profit for the year ended December 31, 2018 was positively impacted by approximately $553.4 million, as a result of changes in contract estimates related to projects that were in progress as of December 31, 2017. During the year ended December 31, 2018, we recognized changes in our estimates that had an impact on our margin in the amounts of $379.2 million, $169.9 million and $4.3 million in our Technip Energies, Subsea and Surface technologies segments, respectively. The changes in contract estimates are attributed to better, than expected performance throughout our execution of our projects.
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
As of December 31, 2020, we have provided a valuation allowance against the related deferred tax assets where we believe it is not more likely than not that we will generate future taxable income sufficient to realize such assets.

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
Accounting for Pension and Other Post-retirement Benefit Plans
The determination of the projected benefit obligations of our pension and other post-retirement benefit plans are important to the recorded amounts of such obligations in our consolidated balance sheets and to the amount of pension expense in our consolidated statements of income. In order to measure the obligations and expense associated with our pension benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. We update these estimates on an annual basis or more frequently upon the occurrence of significant events. These accounting estimates bear the risk of change due to the uncertainty and difficulty in estimating these measures. Different estimates used by management could result in our recognition of different amounts of expense over different periods of time.
Due to the specialized and statistical nature of these calculations which attempt to anticipate future events, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the costs and obligations associated with these pension benefits. The discount rate and expected long-term rate of return on plan assets are primarily based on investment yields available and the historical performance of our plan assets, respectively. The timing and amount of cash outflows related to the bonds included in the indices matches it estimated defined benefits payments. These measures are critical accounting estimates because they are subject to management’s judgment and can materially affect net income.
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
The following table illustrates the sensitivity of changes in the discount rate and expected long-term return on plan assets on pension expense and the projected benefit obligation:

(In millions, except basis points)	Increase (Decrease) in 2020 Pension Expense Before Income Taxes	Increase (Decrease) in Projected Benefit Obligation as of December 31, 2020
25 basis point decrease in discount rate	$3.2	$66.8
25 basis point increase in discount rate	$(3.2)	$(63.5)
25 basis point decrease in expected long-term rate of return on plan assets	$3.7	N/A
25 basis point increase in expected long-term rate of return on plan assets	$(1.6)	N/A

Determination of Fair Value in Business Combinations
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information. If necessary, we have up to one year after the acquisition closing date to finalize these fair value determinations. For tangible and identifiable intangible assets acquired in a business combination, the determination of fair value utilizes several valuation methodologies including discounted cash flows which has assumptions with respect to the timing and amount of future revenue and expenses associated with an asset. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants. Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed. See Note 2 to our consolidated financial statements for further details.
Impairment of Long-Lived and Intangible Assets
Long-lived assets, including vessels, property, plant and equipment, identifiable intangible assets being amortized and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. Because there usually is a lack of quoted market prices for long-lived assets, fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants, or based on a multiple of operating cash flows validated with historical market transactions of similar assets where possible. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of revenue, forecasted utilization, operating costs and capital decisions and all available information at the date of review. If future market conditions deteriorate beyond our current expectations and assumptions, impairments of long-lived assets may be identified if we conclude that the carrying amounts are no longer recoverable.
Impairment of Goodwill
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Goodwill is not subject to amortization but is tested for impairment at a reporting unit level on an annual basis, or more frequently if impairment indicators arise. We have established October 31 as the date of our annual test for impairment of goodwill. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, we measure the impairment by comparing the carrying value of the reporting unit to its fair value. Reporting units with goodwill are tested for impairment using a quantitative impairment test.
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
During the first quarter of 2020 a severe decline in the Company’s market capitalization, significant decline in crude oil prices and the growing pandemic caused by COVID-19 triggered the need for an impairment test at March 31, 2020. We utilized a market approach to measure the fair value of our reporting units as of March 31, 2020. In measuring a fair value of the Company we used the Company’s market capitalization. An appropriate control premium was considered for each of the reporting units and applied to the output of the market approach. An interim impairment test during the first quarter of 2020 resulted in $2,747.5 million and $335.9 million of goodwill impairment charges recorded in our Subsea and Surface Technologies segments, respectively.
During our annual impairment test the following significant estimates were used by management in determining the fair values of our reporting units in order to test the remaining goodwill at October 31:

	2020	2019	2018
Year of cash flows before terminal value	4	4	5
Discount rates	0.15	12.5% to 15.0%	12.0% to 13.0%
EBITDA multiples	N/A	6.0 - 8.5x	7.0 - 8.5x

During the year ended December 31, 2020, the significant estimates used by management in determining the fair value described above relate to Technip Energies reporting unit only. Based on the impairment tests performed during the year ended December 31, 2020 we recorded $2,747.5 million and $335.9 million of goodwill impairment charges recorded in our Subsea and Surface Technologies reporting units, respectively. No goodwill impairment charges were recorded in our Technip Energies reporting unit. The fair value over carrying amount for our Technip Energies segment was in excess of 300% of its carrying amount at our annual impairment test date that is October 31, 2020.
During the year ended December 31, 2019, we recorded $1,321.9 million and $666.8 million of goodwill impairment charges in our Subsea and Surface Technologies segments, respectively.
During the year ended December 31, 2018, we recorded $1,383.0 million of goodwill impairment charges in our Subsea segment.
See Notes 15 and 19 to our consolidated financial statements for further details.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. As of December 31, 2020 and 2019, substantially all of our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.
These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.
Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies as of December 31, 2020, would have changed our revenue and income before income taxes attributable to TechnipFMC by approximately $813.0 million and $38.0 million, respectively.
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
For our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges, a 10% increase in the value of the U.S. dollar would have resulted in an additional loss of $68.4 million in the net fair value of cash flow hedges reflected in our consolidated balance sheet as of December 31, 2020.
Interest Rate Risk
As of December 31, 2020, we had commercial paper of approximately $1.5 billion with a weighted average interest rate of 0.26%. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or three basis points, would result in an increase to interest expense of $0.5 million.

We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. Considering that the difference between the spot rate and the forward rate is proportional to the differences in the interest rates of the countries of the currencies being traded, we do not have significant exposure in the unrealized valuation of our forward foreign currency contracts to relative changes in interest rates between countries in our results of operations. To the extent any one interest rate increases by 10% across all tenors and other countries’ interest rates remain fixed, and assuming no change in discount rates, we would expect to recognize a decrease of $1.5 million in unrealized earnings in the period of change. Based on our portfolio at December 31, 2020, we have material positions with exposure to interest rates in the United States, Canada, Australia, Brazil, the United Kingdom, Singapore, the European Community, and Norway.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TechnipFMC plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TechnipFMC plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Determination of Estimated Costs to Complete for Long-Term Contracts

As described in Note 6 to the consolidated financial statements, approximately 86% of the total revenue of $13.1 billion for the year ended December 31, 2020 is generated from long-term contracts. As disclosed by management, for the Company’s long-term contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on many of the performance obligations, management’s estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. There are many factors, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity and weather, all of which can affect the accuracy of cost estimates, and ultimately, future profitability.

The principal considerations for our determination that performing procedures relating to revenue recognition - determination of estimated costs to complete for long-term contracts is a critical audit matter are the significant judgment by management when determining the estimated costs to complete for long-term contracts, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the estimates of costs to complete.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated costs to complete for long-term contracts. These procedures also included, among others, testing management’s process for determining the estimated costs to complete for a selection of long-term contracts by (i) obtaining executed purchase orders and agreements, (ii) evaluating the appropriateness of the method to measure progress towards completion, (iii) testing the completeness and accuracy of the underlying data used by management, and (iv) evaluating the reasonableness of significant assumptions related to the estimates of costs to complete. Evaluating the reasonableness of significant assumptions involved assessing management’s ability to reasonably estimate costs to complete long-term contracts, as applicable, by (i) performing procedures to assess the reasonableness of estimated costs to complete, (ii) testing management’s process to evaluate the timely identification of circumstances which may warrant a modification to a previous cost estimate, (iii) testing management’s process to evaluate contract contingencies relative to the contractual terms and actual progress of contracts, and (iv) performing procedures to assess the reasonableness of changes in life of project margin.

Long-Lived Asset Impairments - Certain Asset Groups in the Subsea and Surface Segments

As described in Notes 1, 14, and 19 to the consolidated financial statements, the Company’s consolidated net property, plant and equipment was $2,861.8 million as of December 31, 2020. For the year ended December 31, 2020, the Company recorded impairment charges in relation to certain asset groups in the Subsea and Surface segments in the amount of $88.4 million and $82.0 million, respectively. Management conducts impairment tests on long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of an asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the amount by which the carrying value of the long-lived asset exceeds its fair value. Due to the substantial decline in global demand for oil caused by the COVID-19 pandemic, management reviewed the corresponding impact on the asset group’s service potential and determined the carrying amount of the asset groups exceeded their fair value. As disclosed by management, the determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future revenue, forecasted utilization, operating costs, and capital decisions and all available information at the date of review.

The principal considerations for our determination that performing procedures relating to the long-lived asset impairments – certain asset groups in the Subsea and Surface segments is a critical audit matter are the significant judgment by management when determining the fair value estimates, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to future revenue for certain asset groups in the Subsea segment and future revenue and operating costs for certain asset groups in the Surface segment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived assets impairment assessments, including controls over management’s determination of the fair value of certain asset groups in the Subsea and Surface segments. These procedures also included, among others, testing management’s process for developing the fair value estimates, by (i) evaluating the appropriateness of the method used; (ii) testing the completeness and accuracy of the underlying data used in estimating the net future cash flows; and (iii) evaluating the reasonableness of significant assumptions related to future revenue for certain asset groups in the Subsea segment and future revenue and operating costs for certain asset groups in the Surface segment. Evaluating management’s significant assumptions involved evaluating whether the significant assumptions used by management were reasonable considering the current and past performance of the business in which the assets operate in and whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 5, 2021

We have served as the Company’s auditor since 2017.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In millions, except per share data)	2020	2019	2018
Revenue
Service revenue	$9,708.2	$9,789.7	$9,057.6
Product revenue	3,200.4	3,352.9	3,272.6
Lease revenue	142.0	266.5	222.7
Total revenue	13,050.6	13,409.1	12,552.9

Costs and expenses
Cost of service revenue	8,261.9	7,767.2	7,452.7
Cost of product revenue	2,830.8	3,015.6	2,676.9
Cost of lease revenue	116.7	167.9	143.4
Selling, general and administrative expense	1,066.2	1,228.1	1,140.6
Research and development expense	119.8	162.9	189.2
Impairment, restructuring and other expense (Note 19)	3,501.3	2,490.8	1,831.2
Separation costs (Note 3)	39.5	72.1	—
Merger transaction and integration costs	—	31.2	36.5
Total costs and expenses	15,936.2	14,935.8	13,470.5

Other income (expense), net	31.1	(220.7)	(323.9)
Income from equity affiliates (Note 12)	63.0	62.9	114.3
Loss before interest income, interest expense and income taxes	(2,791.5)	(1,684.5)	(1,127.2)
Interest income	56.6	116.5	121.4
Interest expense	(349.6)	(567.8)	(482.3)
Loss before income taxes	(3,084.5)	(2,135.8)	(1,488.1)
Provision for income taxes (Note 21)	153.4	276.3	422.7
Net loss	(3,237.9)	(2,412.1)	(1,910.8)
Net profit attributable to non-controlling interests	(49.7)	(3.1)	(10.8)
Net loss attributable to TechnipFMC plc	$(3,287.6)	$(2,415.2)	$(1,921.6)

Earnings (loss) per share attributable to TechnipFMC plc (Note 8)
Basic	$(7.33)	$(5.39)	$(4.20)
Diluted	$(7.33)	$(5.39)	$(4.20)
Weighted average shares outstanding (Note 8)
Basic	448.7	448.0	458.0
Diluted	448.7	448.0	458.0
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In millions)	2020	2019	2018
Net loss	$(3,237.9)	$(2,412.1)	$(1,910.8)
Foreign currency translation adjustments
Net gain (losses) arising during the period	(169.1)	15.6	(183.3)
Reclassification adjustment for net gains included in net income	—	(12.0)	(41.1)
Foreign currency translation adjustments(a)	(169.1)	3.6	(224.4)

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	25.4	8.9	(58.7)
Reclassification adjustment for net losses (gains) included in net income	13.0	18.2	(2.0)
Net gains (losses) on hedging instruments (b)	38.4	27.1	(60.7)

Pension and other post-retirement benefits
Net losses arising during the period	(88.3)	(81.5)	(72.4)
Prior service cost arising during the period	(4.6)	(0.7)	(2.1)
Reclassification adjustment for settlement losses (gains) included in net income	1.4	0.2	(2.5)
Reclassification adjustment for amortization of prior service cost included in net income	0.9	2.0	1.2
Reclassification adjustment for amortization of net actuarial loss included in net income	6.9	0.8	0.3
Net pension and other post-retirement benefits (c)	(83.7)	(79.2)	(75.5)
Other comprehensive loss, net of tax	(214.4)	(48.5)	(360.6)
Comprehensive loss	(3,452.3)	(2,460.6)	(2,271.4)
Comprehensive income attributable to non-controlling interest	(50.4)	(2.4)	(6.2)
Comprehensive loss attributable to TechnipFMC plc	$(3,502.7)	$(2,463.0)	$(2,277.6)
(a)Net of income tax (expense) benefit of nil, $7.9 and $3.6 for the years ended December 31, 2020, 2019 and 2018, respectively.
(b)Net of income tax (expense) benefit of $(9.7), $(6.9) and $16.6 for the years ended December 31, 2020, 2019 and 2018, respectively.
(c)Net of income tax (expense) benefit of $25.5, $20.3 and $15.5 for the years ended December 31, 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)	December 31,
Assets	2020	2019
Cash and cash equivalents	$4,807.8	$5,190.2
Trade receivables, net of allowances of $108.9 in 2020 and $95.4 in 2019	2,289.8	2,287.1
Contract assets, net of allowances of $1.0 in 2020 and $2.5 in 2019	1,267.6	1,520.0
Inventories, net (Note 9)	1,268.5	1,416.0
Derivative financial instruments (Note 23)	301.4	101.9
Income taxes receivable	313.4	264.6
Advances paid to suppliers	203.6	242.9
Other current assets (Note 10)	992.6	863.7
Total current assets	11,444.7	11,886.4
Investments in equity affiliates (Note 12)	358.9	300.4
Property, plant and equipment, net (Note 14)	2,861.8	3,162.0
Operating lease right-of-use assets (Note 5)	1,016.7	892.6
Finance lease right-of-use assets (Note 5)	27.5	—
Goodwill (Note 15)	2,512.5	5,598.3
Intangible assets, net (Note 15)	981.1	1,086.6
Deferred income taxes (Note 21)	217.9	260.5
Derivative financial instruments (Note 23)	35.9	39.5
Other assets	235.6	292.5
Total assets	$19,692.6	$23,518.8

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 16)	$636.2	$495.4
Operating lease liabilities (Note 5)	247.0	275.1
Finance lease liabilities (Note 5)	26.9	—
Accounts payable, trade	2,740.3	2,659.8
Contract liabilities	4,736.1	4,585.1
Accrued payroll	418.8	411.5
Derivative financial instruments (Note 23)	167.2	141.3
Income taxes payable	74.1	75.7
Other current liabilities (Note 10)	1,368.6	1,494.5
Total current liabilities	10,415.2	10,138.4
Long-term debt, less current portion (Note 16)	3,317.7	3,980.0
Operating lease liabilities, less current portion (Note 5)	881.0	681.7
Deferred income taxes (Note 21)	79.5	138.2
Accrued pension and other post-retirement benefits, less current portion (Note 22)	420.8	368.6
Derivative financial instruments (Note 23)	23.3	52.7
Other liabilities	297.1	430.0
Total liabilities	15,434.6	15,789.6
Commitments and contingent liabilities (Note 20)
Mezzanine equity
Redeemable non-controlling interest	43.7	41.1
Stockholders’ equity (Note 17)
Ordinary shares, $1 par value; 618.3 shares authorized in 2020 and 2019; 449.5 shares and 447.1 shares issued and outstanding in 2020 and 2019, respectively; nil and 4.0 shares canceled in 2020 and 2019, respectively	449.5	447.1
Capital in excess of par value of ordinary shares	10,242.4	10,182.8
Accumulated deficit	(4,915.2)	(1,563.1)
Accumulated other comprehensive loss	(1,622.5)	(1,407.5)
Total TechnipFMC plc stockholders’ equity	4,154.2	7,659.3
Non-controlling interests	60.1	28.8
Total equity	4,214.3	7,688.1
Total liabilities and equity	$19,692.6	$23,518.8
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2020	2019	2018
Cash provided (required) by operating activities
Net loss	$(3,237.9)	$(2,412.1)	$(1,910.8)
Adjustments to reconcile net income to cash provided (required) by operating activities
Depreciation	323.5	383.5	367.8
Amortization	123.7	126.1	182.6
Impairments (Note 19)	3,287.4	2,484.1	1,792.6
Employee benefit plan and share-based compensation costs	47.5	63.3	22.4
Deferred income tax provision (benefit), net	(6.7)	(75.4)	48.8
Unrealized loss (gain) on derivative instruments and foreign exchange	(41.2)	32.5	102.7
Income from equity affiliates, net of dividends received	(58.1)	(58.8)	(110.7)
Other	195.5	364.4	291.8
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	348.1	(39.7)	(664.1)
Inventories, net	82.8	(169.6)	(339.4)
Accounts payable, trade	18.4	26.1	(1,248.7)
Contract liabilities	(75.2)	520.1	762.7
Income taxes payable (receivable), net	(52.8)	12.7	(190.7)
Other current assets and liabilities, net	(267.3)	(431.8)	921.2
Other noncurrent assets and liabilities, net	(30.8)	23.1	(213.6)
Cash provided (required) by operating activities	656.9	848.5	(185.4)

Cash required by investing activities
Capital expenditures	(291.8)	(454.4)	(368.1)
Payment to acquire debt securities	(3.9)	(71.6)	—
Proceeds from sale of debt securities	51.5	18.9	—
Acquisition of equity securities	(17.9)	—	—
Acquisitions, net of cash acquired	—	16.0	(104.9)
Cash received from (used by) divestitures	8.8	(2.1)	(6.7)
Proceeds from sale of assets	46.0	7.8	19.5
Proceeds from repayment of advance to joint venture	26.7	62.0	—
Other	—	3.6	—
Cash required by investing activities	(180.6)	(419.8)	(460.2)

Cash required by financing activities
Net decrease in short-term debt	(24.4)	(49.6)	(34.9)
Net increase (decrease) in commercial paper	(554.5)	57.3	496.6
Proceeds from issuance of long-term debt	223.2	96.2	—
Repayments of long-term debt	(423.9)	—	—
Purchase of ordinary shares	—	(92.7)	(442.6)
Dividends paid	(59.2)	(232.8)	(238.1)
Payments related to taxes withheld on share-based compensation	(7.4)	—	—
Settlements of mandatorily redeemable financial liability	(224.2)	(562.8)	(225.8)
Acquisition of non-controlling interest	(11.8)	—	—
Cash required by financing activities	(1,082.2)	(784.4)	(444.8)
Effect of changes in foreign exchange rates on cash and cash equivalents	223.5	5.9	(107.0)
Decrease in cash and cash equivalents	(382.4)	(349.8)	(1,197.4)
Cash and cash equivalents, beginning of year	5,190.2	5,540.0	6,737.4
Cash and cash equivalents, end of year	$4,807.8	$5,190.2	$5,540.0

	Year Ended December 31,
(In millions)	2020	2019	2018
Supplemental disclosures of cash flow information
Cash paid for interest (net of interest capitalized)	$107.0	$109.4	$99.0
Cash paid for income taxes (net of refunds received)	$219.7	$374.5	$410.6
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	$465.1	$(4.8)	$10,483.3	$3,406.0	$(1,003.7)	$21.5	$13,367.4
Adoption of accounting standards (Note 6)	—	—	—	(91.5)	—	0.1	(91.4)
Net income (loss)	—	—	—	(1,921.6)	—	10.8	(1,910.8)
Other comprehensive loss	—	—	—	—	(356.0)	(4.6)	(360.6)
Cancellation of treasury shares (Note 17)	(14.8)	—	(333.5)	(94.5)	—	—	(442.8)
Issuance of ordinary shares	0.2	—	—	—	—	—	0.2
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Cash dividends declared ($0.52 per share) (Note 17)	—	—	—	(238.1)	—	—	(238.1)
Share-based compensation (Note 18)	—	—	49.1	—	—	—	49.1
Other	—	—	(1.9)	11.9	—	3.5	13.5
Balance as of December 31, 2018	$450.5	$(2.4)	$10,197.0	$1,072.2	$(1,359.7)	$31.3	$10,388.9
Adoption of accounting standards (Note 5)	—	—	—	1.8	—	—	1.8
Net income (loss)	—	—	—	(2,415.2)	—	3.1	(2,412.1)
Other comprehensive loss	—	—	—	—	(47.8)	(0.7)	(48.5)
Cancellation of treasury shares (Note 17)	(4.0)	—	(88.7)	—	—	—	(92.7)
Issuance of ordinary shares	0.6	—	—	—	—	—	0.6
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Cash dividends declared ($0.52 per share) (Note 17)	—	—	—	(232.8)	—	—	(232.8)
Share-based compensation (Note 18)	—	—	74.5	—	—	—	74.5
Other	—	—	—	10.9	—	(4.9)	6.0
Balance as of December 31, 2019	$447.1	$—	$10,182.8	$(1,563.1)	$(1,407.5)	$28.8	$7,688.1
Adoption of accounting standards (Note 4)	—	—	—	(7.8)	—	—	(7.8)
Net income (loss)	—	—	—	(3,287.6)	—	49.7	(3,237.9)
Other comprehensive loss	—	—	—	—	(215.0)	0.6	(214.4)
Issuance of ordinary shares	2.4	—	(9.4)	—	—	—	(7.0)
Cash dividends declared ($0.13 per share) (Note 17)	—	—	—	(59.2)	—	—	(59.2)
Share-based compensation (Note 18)	—	—	69.0	—	—	—	69.0
Acquisition of non-controlling interest	—	—	—	(9.4)	—	(2.1)	(11.5)
Other	—	—	—	11.9	—	(16.9)	(5.0)
Balance as of December 31, 2020	$449.5	$—	$10,242.4	$(4,915.2)	$(1,622.5)	$60.1	$4,214.3
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations - TechnipFMC plc and consolidated subsidiaries (“TechnipFMC,” “we,” “us” or “our”) is a global leader in oil and gas projects, technologies, systems and services through our business segments: Subsea, Technip Energies and Surface Technologies. We have manufacturing operations worldwide, strategically located to facilitate delivery of our products, systems and services to our customers. On February 16, 2021, we completed the separation of Technip Energies segment (the “Spin-off”). Subsequent to the Spin-off, we will operate under two reporting segments: Subsea and Surface Technologies.
In this Annual Report on Form 10-K, we are reporting the results of our operations for the year ended December 31, 2020. Beginning in the first quarter of 2021, Technip Energies’ historical financial results for periods prior to the Spin-off will be reflected in our consolidated financial statements as discontinued operations.
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
Investments in the common stock of unconsolidated affiliates - The equity method of accounting is used to account for investments in unconsolidated affiliates where we have the ability to exert significant influence over the affiliates’ operating and financial policies. We measure equity investments not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For certain construction joint ventures, we use the proportionate consolidation method, whereby our proportionate share of each entity’s assets, liabilities, revenues and expenses are included in the appropriate classifications in the consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.
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
Investments in which ownership is less than 20% or that do not represent significant investments are reported in other assets in the consolidated balance sheets. Where no active market exists and where no other valuation method can be used, these financial assets are maintained at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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
Leases - The majority of our leases are operating leases. We account for leases in accordance with Accounting Standard Codification (“ASC”)Topic 842, Leases, which we adopted on January 1, 2019 using the modified retrospective method. See Note 5 for further details.
Revenue recognition - The majority of our revenue is derived from long-term contracts that can span several years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. See Note 6 for further details.
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
Amortization of deferred commissions is included in selling, general and administrative expenses in our consolidated statements of income.
Cash equivalents - Cash equivalents are highly-liquid, short-term investments with original maturities of three months or less from their date of purchase.
Trade receivables, net of allowances - An allowance for doubtful accounts is provided on receivables equal to the estimated uncollectible amounts and is calculated based on loss rates from historical data. We develop loss-rate statistics on the basis of the amount written off over the life of the receivable and adjust these historical credit loss trends for forward-looking factors specific to the debtors and the economic environment to determine lifetime expected losses.
Inventories - Inventories are stated at the lower of cost or net realizable value, except as it relates to inventory measured using the last-in, first-out (“LIFO”) method, for which the inventories are stated at the lower of cost or market. Inventory costs include those costs directly attributable to products, including all manufacturing overhead, but excluding costs to distribute. Cost for a significant portion of the U.S. domiciled inventories is determined on the LIFO method. The first-in, first-out (“FIFO”) or weighted average methods are used to determine the cost for the remaining inventories. Write-down of inventories is recorded when the net realizable value of inventories is lower than their net book value.
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
Fair value measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The fair value framework requires the categorization of assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities, with the exception of certain assets and liabilities measured using the net asset value practical expedient, which are not required to be leveled. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•Level 2: Observable inputs other than quoted prices included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•Level 3: Unobservable inputs reflecting management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
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
Share-based compensation - The measurement of share-based compensation expense on restricted share awards and performance share awards is based on the market price at the grant date and the number of shares awarded. We use Black-Scholes options pricing model to measure the fair value of stock options granted on or after January 1, 2017. The stock-based compensation expense for each award is recognized ratably over the applicable service period or the period beginning at the start of the service period and ending when an employee becomes eligible for retirement, after taking into account estimated forfeitures.
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
During 2018, Argentina’s three year cumulative inflation rate exceeded 100% based on published inflation data, and effective July 1, 2018, Argentina’s currency was considered highly inflationary. Our local operations in Argentina use U.S. dollars as the functional currency and both monetary and non-monetary assets and liabilities denominated in Argentina pesos were remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations. This event did not have a material impact on TechnipFMC’s consolidated financial statements.

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
NOTE 2. BUSINESS COMBINATION AND OTHER TRANSACTIONS
On October 7, 2020, we signed a Memorandum of Understanding with McPhy Energy S.A. (“McPhy”), a leading manufacturer and supplier of carbon-free hydrogen production and distribution equipment, pursuant to which we will jointly work on technology development and project implementation. In October 2020, we subscribed to 638,297 shares for €15 million that represents 2.29% of McPhy’s capital. The investment was recorded at the fair value.
On December 30, 2019, we completed the acquisition of the remaining 50% interest in Technip Odebrecht PLSV CV (“TOP CV”). TOP CV was formed as a joint venture between Technip SA and Ocyan SA to provide pipeline installation ships to Petroleo Brasileiro SA (“Petrobras”) for their work in oil and gas fields offshore Brazil with results reported in our Subsea segment using the equity method of accounting. Subsequent to this transaction the investment became a fully consolidated entity. In connection with the acquisition, we acquired $391.0 million in assets, including two vessels valued at $335.2 million. In addition, we assumed $239.9 million of liabilities, including a $203.1 million term loan. As a result of the acquisition, we recorded a net loss of $0.9 million. The net loss on acquisition was comprised of the impairment charge of $84.2 million and a gain on bargain purchase of $83.3 million included within restructuring and other charges in our consolidated statement of income.
In February 2018, we signed an agreement with the Island Offshore Group to acquire a 51% stake in Island Offshore’s wholly-owned subsidiary, Island Offshore Subsea AS. Island Offshore Subsea AS provides RLWI project management and engineering services for plug and abandonment (“P&A”), riserless coiled tubing, and well completion operations. In connection with the acquisition of the controlling interest, TechnipFMC and Island Offshore entered into a strategic cooperation agreement to deliver RLWI services on a worldwide basis, which also include TechnipFMC’s RLWI capabilities. Island Offshore Subsea AS has been rebranded to TIOS AS and is now the operating unit for TechnipFMC’s RLWI activities worldwide. The acquisition was completed on April 18, 2018 for total cash consideration of $42.4 million. As a result of the acquisition, we recorded a redeemable financial liability equal to the fair value of a written put option and a goodwill of $85.0 million.
On July 18, 2018, we entered into a share sale and purchase agreement with POC Holding Oy to sell 100% of the outstanding shares of Technip Offshore Finland Oy. The total pre-tax gain recognized in 2018 was $27.8 million.
Additional acquisitions, including purchased interests in equity method investments, during 2018 totaled $62.5 million in consideration paid.

NOTE 3. SEPARATION TRANSACTION
On August 26, 2019, we announced our intention to separate into two diversified pure-play market leaders – TechnipFMC, focused on subsea and surface hydrocarbon production, and Technip Energies, focused on downstream engineering, procurement, and construction project execution. Due to the COVID-19 pandemic, a significant decline in commodity prices, and the heightened volatility in global equity markets, on March 15, 2020, we announced the postponement of the completion of the transaction until the markets sufficiently recover. On January 7, 2021, we announced the resumption of activity toward completion of the transaction based on increased clarity in the market outlook and our demonstrated ability to successfully execute projects.

On February 16, 2021, we completed the separation of the Technip Energies business segment. The transaction was structured as a spin-off (the “Spin-off”), which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1 percent of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., New York City time on the record date, February 17, 2021. Technip Energies N.V. is now an independent public company and its shares trade under the ticker symbol “TE” on the Euronext Paris stock exchange.
In connection with the Spin-off, on January 7, 2021, Bpifrance Participations SA (“BPI”), which has been one of our substantial shareholders since 2009, entered into a share purchase agreement with us (the “Share Purchase Agreement”) pursuant to which BPI agreed to purchase a portion of our retained stake in Technip Energies N.V. (the “BPI Investment”) for $200.0 million (the “Purchase Price”). On February 25, 2021, BPI paid $200.0 million in connection with the Share Purchase Agreement. The Purchase Price is subject to adjustment, and BPI’s ownership stake will be determined based upon a thirty day volume-weighted average price of Technip Energies N.V.’s shares (with BPI’s ownership collared between an 11.82 percentage floor and a 17.25 percentage cap), less a six percent discount. The BPI Investment is subject to customary conditions and regulatory approval. We intend to significantly reduce our shareholding in Technip Energies N.V. over the 18 months following the Spin-off, including in connection with the sale of shares to BPI pursuant to the BPI Investment.
Beginning in the first quarter of 2021, Technip Energies’ historical financial results for periods prior to the Distribution will be reflected in our consolidated financial statements as discontinued operations, as the Spin-off represented a strategic shift that will have a major impact to our operations and consolidated financial statements. Following the completion of the Spin-off, we elected to apply a fair value option to account for our equity method investment in Technip Energies N.V.
During the years ended December 31, 2020 and 2019, we incurred $39.5 million and $72.1 million of separation costs associated with the Spin-off transaction, respectively.

NOTE 4. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the disclosure requirement on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. The adoption of this update concerns presentation and disclosure only as it relates to our consolidated financial statements. See Note 24 for our fair value measurements disclosure.
Effective January 1, 2020, we adopted ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” This update requires that the implementation costs incurred in a cloud computing arrangement under a service contract are deferred, not capitalized. The adoption of this update did not have a material impact on our consolidated financial statements.

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
Effective January 1, 2020, we adopted ASU No. 2019-04, “Codification Improvements to
•Topic 326, Financial Instruments—Credit Losses;
•Topic 815, Derivatives and Hedging; and
• Topic 825, Financial Instruments.”
The update clarifies and improves areas of guidance related to the recently issued standards including
• ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”;
• ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”; and
• ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”
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
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an update of the ASU to provide a practical expedient for transition and targeted improvements.
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

The following table summarizes the balances of financial assets and non-financial assets at amortized cost as of January 1, 2020:

(In millions)	As reported as of December 31, 2019	Impact of ASC 326	Balance as of January 1, 2020
Trade receivables, net	$2,287.1	$(3.8)	$2,283.3
Loans receivable, net	138.5	(1.5)	137.0
Security deposits and other, net	36.6	(1.0)	35.6
Held-to-maturity
Debt securities at amortized cost	71.9	(1.1)	70.8
Total financial assets	$2,534.1	$(7.4)	$2,526.7

Non-financial assets
Contract assets, net	$1,520.0	$(2.5)	$1,517.5
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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of December 31, 2020.

(In millions)	Year of origination	Balance as of December 31, 2020
Loans receivables, security deposits and other
Moody’s rating Ba2	2019	$133.0

Debt securities at amortized cost
Moody’s rating B3	2019	23.7
Total financial assets		$156.7
Credit Losses
For contract assets and trade receivables, we have elected to calculate an expected credit loss based on loss rates from historical data. We develop loss-rate statistics on the basis of the amount written off over the life of the financial assets and contract assets and adjust these historical credit loss trends for forward-looking factors specific to the debtors and the economic environment to determine lifetime expected losses. For short-term notes receivable an expected credit loss is calculated assuming the maximum possible loss in the event of a default (that is, the loan is fully drawn and no amount is recovered). Management established a probability of default based on the counterparty’s credit risk as determined by external credit rating agencies and the maximum loss given default (average recovery rate of sovereign bond issuers as published by credit rating agencies). Based on these factors we determine the expected credit loss for our short-term loans receivable.

For held-to-maturity debt securities at amortized cost, we evaluate whether the debt securities are considered to have low credit risk at the reporting date using available, reasonable, and supportable information.

The table below shows the roll-forward of allowance for credit losses for the year ended December 31, 2020.

	Balance as of December 31, 2020
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Beginning balance in allowance for credit losses	$99.2	$5.0	$9.5	$1.6	$1.1
Current period provision for expected credit losses	54.3	(0.2)	(0.1)	0.9	(0.6)
Write-offs charged against the allowance	(46.9)	—	—	—	—
Recoveries	2.3	(3.8)	(0.9)	(1.4)	—
Ending balance in the allowance for credit losses	$108.9	$1.0	$8.5	$1.1	$0.5
Other than certain trade receivables due in one year or less, we do not have any financial assets that are past due or are on non-accrual status.
Recently Issued Accounting Standards under GAAP
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The amendments in this update are required to be adopted retrospectively. We adopted this amendment as of January 1, 2021. The adoption of this update did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes to Topic 740—Simplifying the Accounting for Income Taxes.” The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This update also improves and simplifies areas of generally accepted accounting principles (GAAP) for which costs and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. We adopted this amendment as of January 1, 2021. The adoption of this update did not have a material impact on our consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, "Investments—Equity Securities (Topic 321),” “Investments—Equity Method and Joint Ventures (Topic 323),” and “Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815,”and made targeted improvements to address certain aspects of accounting for financial instruments. This update clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU also clarifies that, when determining the accounting for certain forward contracts and purchased options, a company should not consider whether underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. We adopted this amendment as of January 1, 2021. The adoption of this update did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848),” The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

NOTE 5. LEASES
Lessee Arrangements
We lease real estate, including land, buildings and warehouses, machinery/equipment, vessels, vehicles, and various types of manufacturing and data processing equipment, from a lessee perspective. Leases of real estate generally provide for payment of property taxes, insurance, and repairs by us. Substantially all our leases are classified as operating leases.

We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if we have the right to control the use of the identified asset. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities (current), and Operating lease liabilities (non-current) in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term. With the exception of rare cases in which the implicit rate is readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Operating lease right-of-use assets also includes any lease prepayments made and excludes lease incentives we received from the lessor. Lease cost for lease payments is recognized on a straight-line basis over the lease term. Several of our leases provide for certain guarantees of residual value. We estimate and include in the determination of lease payments any amount probable of being owed under these residual value guarantees.
Lease terms within our lessee arrangements may include options to extend/renew or terminate the lease and/or purchase the underlying asset when it is reasonably certain that we will exercise that option. TechnipFMC applies a portfolio approach by asset class to determine lease term renewals. The leases within these portfolios are categorized by asset class and have initial lease terms that vary depending on the asset class. The renewal terms range from 60 days to 5 years for asset classes such as temporary residential housing, forklifts, vehicles, vessels, office and IT equipment, and tool rentals, and up to 15 years or more for commercial real estate. Short-term leases with an initial term of 12 months or less that do not include a purchase option are not recorded on the balance sheet. Lease costs for short-term leases are recognized on a straight-line basis over the lease term and amounts related to short-term leases are disclosed within our financial statements.
TechnipFMC has variable lease payments, including adjustments to lease payments based on an index or rate (such as the Consumer Price Index), fair value adjustments to lease payments, and common area maintenance, real estate taxes, and insurance payments in triple-net real estate leases. Variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are included when measuring consideration within our lease arrangements using the payments’ base rate or index. Variable payments that do not depend on an index or rate are recognized in the consolidated income statements and are disclosed as “variable lease costs” in the period they are incurred.
We adopted the practical expedient to not separate lease and non-lease components for all asset classes except for vessels, which have significant non-lease components.
TechnipFMC currently subleases certain of its leased real estate and vessels to third parties.
The following table is a summary of the Company’s components of net lease cost for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In millions)	2020	2019
Operating lease costs including variable costs	$312.1	$362.4
Short-term lease costs	13.7	20.8
Less: sublease income	7.3	8.9
Net lease cost	$318.5	$374.3

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$314.2	$384.7

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$535.9	$125.4

Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 is as follows:

	December 31,
(In millions, except lease term and discount rate)	2020	2019
Weighted average remaining lease term
Operating leases	11.8 years	7.5 years
Finance leases	0.6 years	$—

Weighted average discount rate
Operating leases	5.1%	4.4%
Finance leases	2.1%	—%

Maturities of operating lease liabilities as of December 31, 2020 are as follows:

(In millions)	Operating Leases
2021	$252.5
2022	191.5
2023	137.1
2024	117.6
2025	79.2
Thereafter	471.4
Total lease payments	1,249.3
Less: Imputed interest (a)	121.3
Total lease liabilities (b)	$1,128.0
Note: For leases that commenced prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.
(a)Calculated using the interest rate for each lease.
(b)Includes the current portion of $247.0 million for operating leases.
In December 2020, TechnipFMC sold its leased office building at Gremp Campus in Houston, Texas on behalf of the existing lessor to Oak Street Real Estate Capital, LLC (“New Lessor”). TechnipFMC also sold the land underneath Gremp Campus which the Company owned to the New Lessor. TechnipFMC concurrently executed a new lease agreement for both land and the office building (collectively, “Gremp Campus Properties”) with New Lessor.
The new lease agreement of Gremp Campus Properties commenced on December 11, 2020 and the initial term ends on December 31, 2042. TechnipFMC has 4 renewal periods of 10 years each after the expiration of initial term. At inception of the new lease agreement, TechnipFMC did not consider any renewal period as probable of being exercised.
TechnipFMC paid net cash of $1.8 million in connection with the new lease agreement, and recognized a loss of $3.1 million from derecognition of the existing lease. There was no gain or loss from the sale of the land at Gremp Campus.

Lessor Arrangements
We lease real estate including land, buildings and warehouses, machinery/equipment, and vessels from a lessor perspective. We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if the customer has the right to control the use of the identified asset. We use our implicit rate for our lessor arrangements. We have elected the practical expedient available for lessors to not separate lease and non-lease components for vessels. If the non-lease component is predominant in our contracts, we account for the contracts under the revenue recognition guidance in ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). If the lease component is predominant in our contracts, we account for the contracts under the lease guidance in Topic 842. We estimate the amount we expect to derive from the underlying asset following the end of the lease term based on remaining economic life. Our lessor arrangements generally do not include any residual value guarantees. We recognize lessee payments of lessor costs such as taxes and insurance on a net basis when the lessee pays those costs directly to a third party or when the amount paid by the lessee is not readily determinable.
The following table is a summary of components of lease revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In millions)	2020	2019
Operating lease revenue including variable revenue	$142.0	$266.5

The following table is a summary of the maturity analysis of the undiscounted cash flows to be received on an annual basis for each of the first five years, and a total of the amounts for the remaining years:

(In millions)	Operating Leases
2021	$21.4
2022	14.3
2023	1.0
2024	—
2025	—
Thereafter	—
Total undiscounted cash flows	$36.7

NOTE 6. REVENUE
The majority of our revenue is from long-term contracts associated with designing and manufacturing products and systems and providing services to customers involved in exploration and production of crude oil and natural gas. On January 1, 2018, we adopted Topic 606 of GAAP using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018 resulting in a $91.5 million reduction to retained earnings.
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

Variable consideration - Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain variable considerations that can either increase or decrease the transaction price. Variability in the transaction price arises primarily due to liquidated damages. We consider our experience with similar transactions and expectations regarding the contract in estimating the amount of variable consideration to which we will be entitled, and determining whether the estimated variable consideration should be constrained. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
Payment terms - Progress billings are generally issued upon completion of certain phases of the work as stipulated in the contract. Payment terms may either be fixed, lump-sum or driven by time and materials (e.g., daily or hourly rates, plus materials). Because typically the customer retains a small portion of the contract price until completion of the contract, our contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables in the consolidated balance sheets. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities in the consolidated balance sheets. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.
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
Revenue recognized over time - Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for approximately 86.0%, 81.7% and 82.4% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress.
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
Revenue Recognition by Segment
The following is a description of principal activities separated by reportable segments from which TechnipFMC generates its revenue. See Note 7 for more detailed information about reportable segments.
Subsea
Our Subsea segment manufactures and designs products and systems, performs engineering, procurement and project management and provides services used by oil and gas companies involved in offshore exploration and production of crude oil and natural gas. Systems and services may be sold separately or as combined integrated systems and services offered within one contract. Many of the systems and products TechnipFMC supplies for subsea applications are highly engineered to meet the unique demands of our customers’ field properties and are typically ordered one to two years prior to installation. We often receive advance payments and progress billings from our customers in order to fund initial development and working capital requirements.
Under Subsea engineering, procurement, construction and installation contracts, revenue is principally generated from long-term contracts with customers. We have determined these contracts generally have one performance obligation as the delivered product is highly customized to customer and field specifications. We generally recognize revenue over time for such contracts as the customized products do not have an alternative use for TechnipFMC and we have an enforceable right to payment plus a reasonable profit for performance completed to date.
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
Technip Energies
Our Technip Energies segment designs and builds onshore facilities related to the production, treatment, transformation and transportation of hydrocarbons and renewable feedstock; and designs, manufactures and installs fixed and floating platforms for the offshore production and processing of oil and gas reserves.
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

We have determined that contracts of this nature have one performance obligation. In these contracts, the final product is highly customized to the specifications of the field and the customer’s requirements. We have determined that the customer obtains control of the asset over time, and thus revenue is recognized over time as the customized products do not have an alternative use for us and we have an enforceable right to payment plus reasonable profit for performance completed to date. Subsequent to the Spin-off, we operate under two reporting segments: Subsea and Surface Technologies, for further details see Note 3 for further details.
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
Disaggregation of Revenue
We disaggregate revenue by geographic location and contract type. The following table presents products and services revenue by geography for each reportable segment for the years ended December 31, 2020, 2019 and 2018:

	Reportable Segments
	Year Ended December 31,
	2020			2019			2018
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Europe, Russia, Central Asia	$1,641.9	$3,111.6	$188.2	$1,745.2	$2,813.1	$236.7	$1,528.1	$3,506.1	$227.7
Americas	1,957.7	982.6	373.1	1,770.0	766.2	732.1	1,721.5	365.1	865.5
Asia Pacific	753.2	1,094.3	123.4	659.9	1,152.5	189.3	532.9	1,236.1	123.2
Africa	893.9	884.4	45.8	824.8	526.0	61.1	758.1	252.7	57.9
Middle East	169.8	447.1	241.6	407.1	1,011.0	247.6	181.2	760.7	213.4
Total products and services revenue	$5,416.5	$6,520.0	$972.1	$5,407.0	$6,268.8	$1,466.8	$4,721.8	$6,120.7	$1,487.7

The following table represents revenue by contract type for each reportable segment for the years ended December 31, 2020, 2019 and 2018:

	Reportable Segments
	Year Ended December 31,
	2020			2019			2018
(In millions)	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies	Subsea	Technip Energies	Surface Technologies
Services	$3,121.1	$6,436.9	$150.2	$3,244.5	$6,268.8	$276.4	$2,687.1	$6,120.7	$249.8
Products	2,295.4	83.1	821.9	2,162.5	—	1,190.4	2,034.7	—	1,237.9
Total products and services revenue	5,416.5	6,520.0	972.1	5,407.0	6,268.8	1,466.8	4,721.8	6,120.7	1,487.7
Lease and other(a)	54.9	—	87.1	116.0	—	150.5	118.2	—	104.5
Total revenue	$5,471.4	$6,520.0	$1,059.2	$5,523.0	$6,268.8	$1,617.3	$4,840.0	$6,120.7	$1,592.2
(a)Represents revenue not subject to ASC Topic 606.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in the consolidated balance sheets.
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of December 31, 2020 and 2019:

	December 31,
(In millions)	2020	2019	$ change	% change
Contract assets	$1,267.6	$1,520.0	$(252.4)	(16.6)
Contract (liabilities)	(4,736.1)	(4,585.1)	(151.0)	(3.3)
Net contract liabilities	$(3,468.5)	$(3,065.1)	$(403.4)	(13.2)
The decrease in our contract assets from December 31, 2019 to December 31, 2020 was primarily due to the timing of milestones.
The increase in our contract liabilities was primarily due to additional cash received, excluding amounts recognized as revenue during the period.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases contract asset balance. Revenue recognized for the years ended December 31, 2020 and 2019 that were included in the contract liabilities balance as of December 31, 2019 and 2018 was $1,267.5 million and $2,414.0 million, respectively.
In addition, net revenue recognized for the years ended December 31, 2020 and 2019 from our performance obligations satisfied in previous periods had favorable impacts of $470.8 million and $1,176.5 million, respectively. This primarily relates to the changes in the estimate of the stage of completion that impacted revenue.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of December 31, 2020, the aggregate amount of the transaction price allocated to order backlog was $21,388.2 million. TechnipFMC expects to recognize revenue on approximately 51.2% of the order backlog through 2021 and 48.8% thereafter.
The following table details the order backlog for each business segment as of December 31, 2020:

(In millions)	2021	2022	Thereafter
Subsea	$3,585.4	$2,217.2	$1,073.4
Technip Energies	7,016.2	4,081.7	3,000.8
Surface Technologies	343.6	69.4	0.5
Total remaining unsatisfied performance obligations	$10,945.2	$6,368.3	$4,074.7

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
Beginning in the first quarter of 2020, in anticipation of our separation transaction, we renamed our Onshore/Offshore segment to Technip Energies, which includes our Loading Systems business that was previously reported in the Surface Technologies segment and our process automation business, Cybernetix, that was previously reported in the Subsea segment. Prior year information has not been restated due to these businesses not being material. Subsequent to the Spin-off, we operate under two reporting segments: Subsea and Surface Technologies, for further details see Note 3 for further details.
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

Information by business segment
Segment revenue and segment operating profit (loss) were as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Segment revenue
Subsea	$5,471.4	$5,523.0	$4,840.0
Technip Energies	6,520.0	6,268.8	6,120.7
Surface Technologies	1,059.2	1,617.3	1,592.2
Total revenue	$13,050.6	$13,409.1	$12,552.9

Segment operating profit (loss)
Subsea	$(2,815.5)	$(1,447.7)	$(1,529.5)
Technip Energies	683.6	959.6	824.0
Surface Technologies	(429.3)	(656.1)	172.8
Total segment operating loss	(2,561.2)	(1,144.2)	(532.7)

Corporate items
Impairment, restructuring and other expenses	(10.0)	(17.4)	(18.9)
Separation costs	(39.5)	(72.1)	—
Merger transaction and integration costs	—	(31.2)	(36.5)
Legal expenses	—	(54.6)	(280.0)
Other corporate expenses (a)	(152.0)	(218.1)	(142.6)
Corporate expense	(201.5)	(393.4)	(478.0)
Interest income	56.6	116.5	121.4
Interest expense	(349.6)	(567.8)	(482.3)
Foreign exchange losses	(28.8)	(146.9)	(116.5)
Total corporate items	(523.3)	(991.6)	(955.4)
Loss before income taxes (b)	$(3,084.5)	$(2,135.8)	$(1,488.1)
(a)Other corporate expenses primarily include corporate staff expenses, share-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.
During the year ended December 31, 2020, revenue from Arctic LNG exceeded 10% of our consolidated revenue. During the years ended December 31, 2019 and 2018, revenue from Yamal LNG exceeded 10% of our consolidated revenue.
Segment assets were as follows:

	December 31,
(In millions)	2020	2019
Segment assets
Subsea	$6,796.6	$10,824.2
Technip Energies	5,058.3	4,448.8
Surface Technologies	1,758.3	2,246.4
Total segment assets	13,613.2	17,519.4
Corporate (a)	6,079.4	5,999.4
Total assets	$19,692.6	$23,518.8
(a)Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment and intercompany eliminations not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

Other business segment information is as follows:

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Subsea	$213.6	$287.7	$223.2	$324.9	$345.6	$440.4	$66.5	$134.4	$145.2
Technip Energies	13.0	22.6	7.6	34.2	38.7	38.2	44.5	13.2	29.7
Surface Technologies	38.5	96.6	111.9	70.1	107.9	66.6	8.8	15.3	14.3
Corporate	26.7	47.5	25.4	18.0	17.4	5.2	—	—	—
Total	$291.8	$454.4	$368.1	$447.2	$509.6	$550.4	$119.8	$162.9	$189.2
Information by geography
Sales by geography were identified based on the country where our products and services were delivered, and are as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Revenue
Russia	$2,451.5	$2,378.0	$2,773.3
United States	2,141.4	1,931.2	1,275.8
Norway	1,393.5	1,371.1	1,202.6
Brazil	698.8	1,099.7	1,478.7
United Kingdom	513.8	540.8	442.1
Angola	488.5	447.8	385.7
Egypt	445.9	177.6	13.2
Mozambique	391.4	166.1	116.2
India	386.4	518.0	214.0
Senegal	353.0	176.5	1.2
Vietnam	340.7	72.1	34.7
Israel	333.6	757.0	243.8
Guyana	330.1	7.2	7.6
Australia	320.8	372.8	926.6
Singapore	312.2	64.9	23.4
Indonesia	286.9	237.6	130.7
Malaysia	281.7	283.8	362.3
France	186.9	92.8	138.9
China	151.4	272.9	112.3
United Arab Emirates	147.9	327.2	460.3
All other countries	1,094.2	2,114.0	2,209.5
Total revenue	$13,050.6	$13,409.1	$12,552.9

Long-lived assets by geography represent property, plant and equipment, net, and are as follows:

	December 31,
(In millions)	2020	2019
Long-lived assets
United Kingdom	$936.2	$957.1
United States	467.5	558.1
Netherlands	419.5	493.0
Norway	312.2	333.0
Brazil	260.0	313.2
All other countries	466.4	507.6
Total long-lived assets	$2,861.8	$3,162.0

NOTE 8. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018
Net loss attributable to TechnipFMC plc	$(3,287.6)	$(2,415.2)	$(1,921.6)

Weighted average number of shares outstanding	448.7	448.0	458.0
Dilutive effect of restricted stock units	—	—	—
Dilutive effect of performance shares	—	—	—
Total shares and dilutive securities	448.7	448.0	458.0

Basic loss per share attributable to TechnipFMC plc	$(7.33)	$(5.39)	$(4.20)
Diluted loss per share attributable to TechnipFMC plc	$(7.33)	$(5.39)	$(4.20)

For the years ended December 31, 2020, 2019 and 2018, we incurred net losses; therefore, the impact of any incremental shares from our share-based compensation awards would be anti-dilutive. For the years ended December 31, 2020, 2019 and 2018, 3.8 million shares, 4.3 million shares and 2.7 million shares, respectively, were anti-dilutive due to a net loss position.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Year Ended December 31,
(millions of shares)	2020	2019	2018
Share option awards	4.6	4.0	3.5
Restricted share units	1.8	—	—
Performance shares	1.9	1.6	—
Total	8.3	5.6	3.5

NOTE 9. INVENTORIES
Inventories consisted of the following:

	December 31,
(In millions)	2020	2019
Raw materials	$272.4	$347.5
Work in process	245.2	290.2
Finished goods	750.9	778.3
Inventories, net	$1,268.5	$1,416.0
All amounts in the table above are reported net of obsolescence reserves of $162.8 million and $135.7 million as of December 31, 2020 and 2019, respectively.
Net inventories accounted for under the LIFO method totaled $408.5 million and $386.6 million as of December 31, 2020 and 2019, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $11.6 million and $10.9 million as of December 31, 2020 and 2019, respectively. There was no reduction to the base LIFO inventory in 2020.

NOTE 10. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

	December 31,
(In millions)	2020	2019
Value - added tax receivables	$450.5	$395.2
Sundry receivables	179.3	69.6
Prepaid expenses	111.7	66.8
Other taxes receivables	90.1	100.7
Assets held for sale	47.3	25.8
Current financial assets at amortized cost	40.6	42.0
Held-to-maturity investments	24.2	49.7
Other	48.9	113.9
Total other current assets	$992.6	$863.7
Other current liabilities consisted of the following:

	December 31,
(In millions)	2020	2019
Warranty accruals and project contingencies	285.9	310.1
Value - added tax and other taxes payable	$221.3	$240.4
Legal provisions	188.5	183.6
Redeemable financial liability	141.9	129.1
Social security liability	108.9	116.5
Provisions	75.5	86.6
Compensation accrual	54.3	89.6
Current portion of accrued pension and other post-retirement benefits	13.9	14.9
Liabilities classified as held for sale	—	9.3
Other accrued liabilities	278.4	314.4
Total other current liabilities	$1,368.6	$1,494.5

NOTE 11. WARRANTY OBLIGATIONS
Warranty obligations are included within “Other current liabilities” in our consolidated balance sheets as of December 31, 2020 and 2019. A reconciliation of warranty obligations for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(In millions)	2020	2019
Balance at beginning of period	$193.5	$234.4
Warranty expenses	95.6	78.8
Adjustment to existing accruals	(86.2)	(57.5)
Claims paid	(28.1)	(62.2)
Balance at end of period	$174.8	$193.5

NOTE 12. EQUITY METHOD INVESTMENTS
The equity method of accounting is used to account for investments in unconsolidated affiliates where we can have the ability to exert significant influence over the affiliates operating and financial policies.
For certain construction joint ventures, we use the proportionate consolidation method, whereby our proportionate share of each entity’s assets, liabilities, revenues, and expenses are included in the appropriate classifications in the consolidated financial statements. None of our proportionate consolidation investments, individually or in the aggregate, are significant to our consolidated results for 2020, 2019, or 2018.
Our equity investments were as follows as of December 31, 2020 and 2019:

		December 31
		2020	2019
(In millions, except %)	Percentage Owned	Carrying Value
Dofcon Brasil AS	50.0%	234.7	167.4
Magma Global Limited	25.0%	51.4	50.2
Serimax Holdings SAS	20.0%	18.8	21.5
Other		54.0	61.3
Investments in equity affiliates		$358.9	$300.4

Our major equity method investments are as follows:
Dofcon Brasil AS (“Dofcon”) - is an affiliated company in the form of a joint venture between TechnipFMC and DOF Subsea and was founded in 2006. Dofcon provides Pipe-Laying Support Vessels (PLSVs) for work in oil and gas fields offshore Brazil. Dofcon is considered a VIE because it does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. We are not the primary beneficiary of the VIE. As such, we have accounted for our 50% investment using the equity method of accounting with results reported in our Subsea segment.
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
Serimax Holdings SAS (“Serimax”) - is an affiliated company in the form of a joint venture between TechnipFMC and Vallourec SA and was founded in 2016. Serimax is headquartered in Paris, France and provides rigid pipes welding services for work in oil and gas fields around the world. We have accounted for our 20% investment using the equity method of accounting with results reported in our Subsea segment.

Our income from equity affiliates included in each of our reporting segments was as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Subsea	$64.6	$59.8	$80.9
Technip Energies	(1.6)	3.1	33.4
Income from equity affiliates	$63.0	$62.9	$114.3

NOTE 13. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Trade receivables consisted of receivables due from following related parties:

	December 31,
(In millions)	2020	2019
TP JGC Coral France SNC	$38.1	$40.1
Equinor ASA	24.1	—
TTSJV W.L.L.	14.9	22.4
Novarctic SNC	9.7	—
Dofcon Navegacao	4.2	—
Techdof Brasil AS	8.0	4.3
Storengy	6.1	3.1
Others	8.4	6.9
Total trade receivables	$113.5	$76.8
TP JGC Coral France SNC, TTSJV W.L.L., Dofcon Navegacao, and Novarctic SNC are equity method affiliates. Techdof Brasil AS is a wholly owned subsidiary of Dofcon Brasil AS, our equity method affiliate. A member of our Board of Directors serves on the Board of Directors for Storengy. In October 2020, we added a new member of our Board of Directors who is an executive of Equinor ASA.
Trade payables consisted of payables due to following related parties:

	December 31,
(In millions)	2020	2019
Chiyoda	$14.2	$24.8
Nipigas	14.2	—
Saipem	23.7	—
JGC Corporation	1.9	15.1
IFP Energies nouvelles	—	2.4
Dofcon Navegacao	1.5	2.1
Others	5.7	6.7
Total trade payables	$61.2	$51.1
Chiyoda and JGC Corporation are joint venture partners on our Yamal project. Saipem and Nipigas are joint venture partners on our Arctic LNG project. A member of our Board of Directors serves as an executive officer of IFP Energies nouvelles until June 2020.
Additionally, we have note receivable balance of $40.3 million and $65.2 million as of December 31, 2020 and 2019, respectively. The note receivable balance includes $37.6 million and $62.5 million with Dofcon Brasil AS as of December 31, 2020 and 2019, respectively. Dofcon Brasil AS is a VIE and accounted for as an equity method affiliate. These are included in other assets in our consolidated balance sheets.
Revenue consisted of amount from following related parties:

	Year Ended December 31,
(In millions)	2020	2019	2018
TTSJV W.L.L.	$47.2	$127.9	$—
TP JGC Coral France SNC	44.2	110.4	118.2
Equinor ASA	81.1	—	—
Equinor Brasil	38.5	—	—
Anadarko Petroleum Company	—	67.1	124.8
TOP CV	—	11.9	7.2
Storengy	10.7	8.8	—
Novarctic SNC	10.7	0.4	—
Dofcon Navegacao	3.4	8.4	2.9
Techdof Brasil AS	11.2	8.3	7.0
JGC Corporation	—	6.7	—
Others	27.2	29.7	33.2
Total revenue	$274.2	$379.6	$293.3
A member of our Board of Directors (the “Director”) served on the Board of Directors of Anadarko Petroleum Company (“Anadarko”) until August 2019. In August 2019, Anadarko was acquired by Occidental Petroleum Corporation (“Occidental”). As a result, the Director no longer serves as a member of the Board of Directors of Anadarko. The Director is not an officer or director of Occidental.
TOP CV was previously an equity method affiliate that became a fully consolidated subsidiary on December 30, 2019. See Note 2 for further details.
Equinor Brasil is a subsidiary of Equinor ASA in Brazil.
Expenses consisted of amounts to following related parties:

	Year Ended December 31,
(In millions)	2020	2019	2018
Chiyoda	$1.4	$25.1	$53.0
JGC Corporation	0.4	20.8	81.2
Arkema S.A.	5.3	18.9	2.6
Serimax Holdings SAS	0.4	17.7	0.1
Saipem	26.8	—	—
Nipigas	36.8	—	—
Magma Global Limited	14.0	7.3	3.0
TP JGC Coral France SNC	—	5.0	—
Jumbo Shipping	16.0	4.5	—
Dofcon Navegacao	24.0	1.8	—
Others	24.6	41.3	14.8
Total expenses	$149.7	$142.4	$154.7
Serimax Holdings SAS and Magma Global Limited are equity method affiliates. Members of our Board of Directors serve on the Board of Directors for Arkema S.A. and Jumbo Shipping.

NOTE 14. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2020	2019
Land and land improvements	$88.4	$108.4
Buildings	611.0	626.9
Vessels	1,968.1	2,091.9
Machinery and equipment	1,919.4	1,930.6
Office fixtures and furniture	292.0	285.0
Construction in process	148.1	130.9
Other	243.5	277.1
	5,270.5	5,450.8
Accumulated depreciation	(2,408.7)	(2,288.8)
Property, plant and equipment, net	$2,861.8	$3,162.0
Depreciation expense was $323.5 million, $383.5 million and $367.8 million in 2020, 2019 and 2018, respectively. The amount of interest cost capitalized was not material for the years presented.
During 2020 and 2019, we determined the carrying amount of certain of our long-lived assets exceeded their fair value and recorded an impairment. See Note 19 for further details.
In December 2020, we declared our intent to sell our G1200 vessel as part of our overall strategy to optimize the profile and size of our subsea fleet and classified it as an asset held for sale in Other Current Assets in our consolidated balance sheet. We also evaluated the vessel’s book value and recorded an impairment charge of $8.3 million within Impairment, Restructuring and Other Expenses in our consolidated statement of income for the year ended December 31, 2020.
In December 2019, we completed the sale of our G1201 vessel as part of our overall strategy to optimize the profile and size of our subsea fleet. We recorded a net loss of $7.1 million, which is included in other income (expense), net in our consolidated statements of income.

NOTE 15. GOODWILL AND INTANGIBLE ASSETS
Goodwill - We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually as of October 31 of each year, or more frequently if circumstances indicate possible impairment. We identify a potential impairment by comparing the fair value of the applicable reporting unit (which is consistent with our business segments) to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, we measure the impairment by comparing the carrying value of the reporting unit to its fair value.
We test our goodwill for impairment by comparing the fair value of each of our reporting units to their net carrying value. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses.
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
During the first quarter of 2020, triggering events were identified which led to performing interim goodwill impairment testing in our reporting units as of March 31, 2020. These events included the COVID-19 pandemic breakout, commodity price declines, and a significant decrease in our market capitalization as well as those of our peers and customers. The fair value for our reporting units for the interim testing was valued using a market approach. An appropriate control premium was considered for each of the reporting units and applied to the output of the market approach. An interim impairment test during the first quarter of 2020 resulted in $2,747.5 million and $335.9 million of goodwill impairment charges recorded in our Subsea and Surface Technologies segments, respectively.
During our annual impairment tests the following significant estimates were used by management in determining the fair values of reporting units in order to test the goodwill at October 31:

	2020	2019	2018
Year of cash flows before terminal value	4	4	5
Discount rates	15.0%	12.5% to 15.0%	12.0% to 13.0%
EBITDA multiples	N/A	6.0 - 8.5x	7.0 - 8.5x

During the year ended December 31, 2020, the significant estimates used by management in determining the fair value described above relate to Technip Energies reporting unit only. The fair value over carrying amount for our Technip Energies segment was in excess of 300% of its carrying amount at October 31, 2020.
Based on the impairment tests performed during the year ended December 31, 2020 we recorded $2,747.5 million and $335.9 million of goodwill impairment charges recorded in our Subsea and Surface Technologies reporting units, respectively. No goodwill impairment charges were recorded in our Technip Energies reporting unit.
During the year ended December 31, 2019, we recorded $1,321.9 million and $666.8 million of goodwill impairment charges in our Subsea and Surface Technologies reporting units, respectively. See Note 19 for further details.

The carrying amount of goodwill by reporting segment was as follows:

(In millions)	Subsea	Technip Energies	Surface Technologies	Total
December 31, 2018	4,142.4	2,447.7	1,017.5	7,607.6
Impairments	(1,321.9)	—	(666.8)	(1,988.7)
Purchase accounting adjustment	—	—	9.9	9.9
Other	—	(17.7)	—	(17.7)
Translation	(6.4)	(6.4)	—	(12.8)
December 31, 2019	2,814.1	2,423.6	360.6	5,598.3
Impairments	(2,747.5)	—	(335.9)	(3,083.4)
Transfers (a)	(21.2)	46.1	(24.9)	—
Translation	(45.4)	42.8	0.2	(2.4)
December 31, 2020	$—	$2,512.5	$—	$2,512.5
(a)    Beginning in the first quarter of 2020, Technip Energies includes our Loading Systems business that was previously reported in the Surface Technologies segment and our process automation business, Cybernetix, that was previously reported in the Subsea segment. See Note 7 for further details.
As of December 31, 2020 and 2019, accumulated goodwill impairment was $6,455.1 million and $3,371.7 million, respectively.
Intangible assets - The components of intangible assets were as follows:

	December 31,
	2020		2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$247.1	$98.1	$246.7	$73.6
Backlog	—	—	175.0	175.0
Customer relationships	285.4	114.4	285.4	85.9
Licenses, patents and trademarks	816.8	264.0	811.1	227.6
Software	232.1	178.9	215.9	151.1
Other	120.2	65.1	115.9	50.2
Total intangible assets	$1,701.6	$720.5	$1,850.0	$763.4
We recorded $123.7 million, $126.1 million and $182.6 million in amortization expense related to intangible assets during the years ended December 31, 2020, 2019 and 2018, respectively. During the years 2021 through 2025, annual amortization expense is expected to be as follows: $117 million in 2021, $114 million in 2022, $110 million in 2023, $96 million in 2024, $93 million in 2025 and $451 million thereafter.

NOTE 16. DEBT
Overview
Short-term debt and current portion of long-term debt - Short-term debt and current portion of long-term debt consisted of the following:

	December 31,
(In millions)	2020	2019
Bank borrowings and other	$85.0	$270.8
Synthetic bonds due 2021	551.2	—
5.00% 2010 Private placement notes due 2020	—	224.6
Total short-term debt and current portion of long-term debt	$636.2	$495.4

Long-term debt consisted of the following:

	December 31,
(In millions)	2020	2019
Commercial paper	$1,525.9	$1,967.0
Synthetic bonds due 2021	551.2	492.9
3.45% Senior Notes due 2022	500.0	500.0
5.00% 2010 Private placement notes due 2020	—	224.6
3.40% 2012 Private placement notes due 2022	184.0	168.5
3.15% 2013 Private placement notes due 2023	159.5	146.0
3.15% 2013 Private placement notes due 2023	153.4	140.4
4.50% 2020 Private placement notes due 2025	245.4	—
4.00% 2012 Private placement notes due 2027	92.0	84.2
4.00% 2012 Private placement notes due 2032	122.7	112.3
3.75% 2013 Private placement notes due 2033	122.7	112.3
Bank borrowings and other	309.9	536.3
Unamortized debt issuance costs and discounts	(12.8)	(9.1)
Total debt	3,953.9	4,475.4
Less: current borrowings	636.2	495.4
Long-term debt	$3,317.7	$3,980.0

Debt maturities as of December 31, 2020, are as follows:

	Payments Due by Period
(In millions)	Total payments	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$3,953.9	$636.2	$2,589.1	$294.0	$434.6

Subsequent to the Spin-off, we expect the total future principal payments on debt to be approximately $2,376.8 million. Refer to Note 26 for further details.
Significant Funding and Liquidity Activities
During 2020, we completed the following transactions in order to enhance our total liquidity position:
•Repaid $233.9 million of 5.00% 2010 private placement notes;
•Repaid the remaining outstanding balance of $190.0 million of the term loan assumed in connection with the acquisition of the remaining 50% interest in TOP CV.
•Issued €200 million aggregate principal amount of 4.500% 2020 Private Placement Notes due June 30, 2025. Within three months of the effective date of the Spin-off of Technip Energies, if there is a downgrade by a nationally recognized rating agency of the corporate rating of TechnipFMC from an investment grade to a non-investment grade rating or a withdrawal of any such rating, the interest rate applicable to the 2020 Private Placement Notes will be increased to 5.75%;
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
Depending on the credit rating of TechnipFMC, the applicable margin for revolving loans varies (i) in the case of Adjusted LIBOR and EURIBOR loans, from 0.820% to 1.300% and (ii) in the case of base rate loans, from 0.000% to 0.300%. The “base rate” is the highest of (a) the prime rate announced by JPMorgan, (b) the greater of the Federal Funds Rate and the Overnight Bank Funding Rate plus 0.5% or (c) one-month Adjusted LIBOR plus 1.0%. As of December 31, 2020, there were no outstanding borrowings under our revolving credit facility.
Euro Facility – On May 19, 2020, we entered into the Euro Facility with HSBC France, as agent, and the lenders party thereto, which provides for the establishment of a six-month revolving credit facility denominated in Euros with total commitments of €500 million, which may be extended by us for two additional three-month periods. Borrowings under the Euro Facility bear interest at the Euro interbank offered rate for a period equal in length to the interest period of a given loan (which may be three or six months), plus an applicable margin. As of December 31, 2020, there were no outstanding borrowings under Euro Facility.
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
As of December 31, 2020, we were in compliance with all restrictive covenants under our credit facilities.
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
The Agreements provide the terms under which we may issue, and the Dealer will arrange for, the sale of short-term, unsecured commercial paper notes (the “Notes”) to reduce existing debt or decrease overall borrowing costs. The Notes contain customary representations, warranties, covenants, defaults, and indemnification provisions, and will be sold at such discounts from their face amounts as shall be agreed between us and the Dealer. The Notes will be fully payable at maturity, and the maturities of the Notes will vary but may not exceed 364 days. The principal amount of outstanding Notes may not exceed £600 million. The Agency Agreement provides for the terms of issuance and payment of the Notes. As of December 31, 2020, our commercial paper borrowings under the CCFF Program had a weighted average interest rate of 0.43%. As of December 31, 2020, we had $817.9 million of Notes outstanding and recorded as long-term borrowings under the CCFF Program. When we have both the ability and intent to refinance certain obligations on a long-term basis, the obligations are classified as long-term, as such, the outstanding borrowings of the CCFF Program were classified as long-term debt in our consolidated balance sheet as of December 31, 2020.
Bilateral credit facility - We have access to a €100.0 million bilateral credit facility expiring in May 2021.
The bilateral credit facility contains usual and customary covenants, representations and warranties and events of default for credit facilities of this type.
As of December 31, 2020, there were no outstanding borrowings under our bilateral credit facility.
Commercial paper - Under our commercial paper program, we have the ability to access $1.5 billion and €1.0 billion of short-term financing through our commercial paper dealers, subject to the limit of unused capacity of our facility agreement. When we have both the ability and intent to refinance certain obligations on a long-term basis, the obligations are classified as long-term, as such, the commercial paper borrowings were classified as long-term debt in our consolidated balance sheets as of December 31, 2020 and 2019. Commercial paper borrowings are issued at market interest rates. As of December 31, 2020, our commercial paper borrowings had a weighted average interest rate of 0.34% on the U.S. dollar denominated borrowings and (0.06)% on the Euro denominated borrowings. As of December 31, 2020, we had $708.0 million of outstanding commercial paper borrowings under this program.
Synthetic bonds - On January 25, 2016, we issued €375.0 million principal amount of 0.875% convertible bonds with a maturity date of January 25, 2021 and a redemption at par of the bonds which have not been converted. On March 3, 2016, we issued additional convertible bonds for a principal amount of €75.0 million issued on the same terms, fully fungible with and assimilated to the bonds issued on January 25, 2016. The issuance of these non-dilutive cash-settled convertible bonds (“Synthetic Bonds”), which are linked to our ordinary shares were backed simultaneously by the purchase of cash-settled equity call options in order to hedge our economic exposure to the potential exercise of the conversion rights embedded in the Synthetic Bonds. As the Synthetic Bonds could only be cash settled, they did not result in the issuance of new ordinary shares or the delivery of existing ordinary shares upon conversion. Interest on the Synthetic Bonds is payable semi-annually in arrears on January 25 and July 25 of each year, beginning July 26, 2016. The synthetic bonds were repaid during the first quarter of 2021.

Senior Notes - We have outstanding 3.45% $500.0 million senior notes due October 1, 2022 (the “Senior Notes”). The terms of the Senior Notes are governed by the indenture, dated as of March 29, 2017 between TechnipFMC and U.S. Bank National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture between TechnipFMC and the Trustee (the “First Supplemental Indenture”) relating to the issuance of the 2017 Notes and the Second Supplemental Indenture between TechnipFMC and the Trustee (the “Second Supplemental Indenture”) relating to the issuance of the 2022 Notes.
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
Private Placement Notes
2020 Issuance:
During 2020, we completed the private placement of €200 million aggregate principal amount of the 2020 Private Placement Notes. The 2020 Private Placement Notes bear interest of 4.50% and are due June 2025. Interest on the notes is payable annually in arrears on June 30 of each year beginning June 30, 2020. The 2020 Private Placement Notes contain usual and customary covenants and events of default for notes of this type. In addition, within three months of the effective date of the Spin-off of Technip Energies, if there is a downgrade by a nationally recognized rating agency of the corporate rating of TechnipFMC from an investment grade to a non-investment grade rating or a withdrawal of any such rating, the interest rate applicable to the 2020 Private Placement Notes will be increased to 5.75%.

2013 Issuances:

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

2012 Issuances:

In June 2012, we completed the private placement of €325.0 million aggregate principal amount of notes. The notes were issued in three tranches with €150.0 million bearing interest at 3.40% and due June 2022 (the “Tranche A 2022 Notes”), €75.0 million bearing interest of 4.0% and due June 2027 (the “Tranche B 2027 Notes”) and €100.0 million bearing interest of 4.0% and due June 2032 (the “Tranche C 2032 Notes” and, collectively with the “Tranche A 2022 Notes and the “Tranche B 2027 Notes,” the “2012 Private Placement Notes”). Interest on the Tranche A 2022 Notes and the Tranche C 2032 Notes is payable annually in arrears on June 14 of each year beginning June 14, 2013. Interest on the Tranche B 2027 Notes is payable annually in arrears on June 15 of each year, beginning June 15, 2013.
The 2013 and 2012 Private Placement Notes contain usual and customary covenants and events of default for notes of this type. In the event of a change of control resulting in a downgrade in the rating of the notes below BBB-, the 2013 and 2012 Private Placement Notes may be redeemed early at the request of any bondholder, at its sole discretion. The 2013 and 2012 Private Placement Notes are our unsecured obligations. The 2013 and 2012 Private Placement Notes will rank equally in right of payment with all of our existing and future unsubordinated debt.
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

NOTE 17. STOCKHOLDERS’ EQUITY
Cash dividends paid during the years ended December 31, 2020, 2019 and 2018 were $59.2 million, $232.8 million and $238.1 million, respectively. In April 2020, our Board of Directors announced its decision to lower the annual dividend by 75% to $0.13 per share.

As an English public limited company, we are required under U.K. law to have available “distributable reserves” to conduct share repurchases or pay dividends to shareholders. Distributable reserves are a statutory requirement and are not linked to a GAAP reported amount (e.g. retained earnings). The declaration and payment of dividends require the authorization of our Board of Directors, provided that such dividends on issued share capital may be paid only out of our “distributable reserves” on our statutory balance sheet. Therefore, we are not permitted to pay dividends out of share capital, which includes share premium. On November 27, 2019, we redeemed 50,000 redeemable shares of £1 each and cancelled one deferred ordinary share of £1 in the capital of TechnipFMC.
The following is a summary of our capital stock activity for the years ended December 31, 2020, 2019 and 2018:

(Number of shares in millions)	Ordinary Shares Issued	Ordinary Shares Held in Employee Benefit Trust	Treasury Stock
December 31, 2017	465.1	—	—
Stock awards	0.2	—	—
Treasury stock purchases	—	—	14.8
Treasury stock cancellation	(14.8)	—	(14.8)
Net stock purchased for employee benefit trust	—	0.1	—
December 31, 2018	450.5	0.1	—
Stock awards	0.6	—	—
Treasury stock purchases	—	—	4.0
Treasury stock cancellation	(4.0)	—	(4.0)
Net stock purchased for employee benefit trust	—	(0.1)	—
December 31, 2019	447.1	—	—
Stock awards	2.4	—	—
December 31, 2020	449.5	—	—

In 2017, the Board of Directors authorized a share repurchase program of up to $500.0 million in ordinary shares. In December 2018, the Board of Directors authorized an extension of the share repurchase program of up to $300.0 million of additional shares. During the years ended December 31, 2020, 2019 and 2018, we repurchased $0.0 million, $92.7 million and $442.8 million of shares, respectively. As of December 31, 2020, we had $207.8 million of shares authorized for repurchase. Repurchased shares are canceled and not held in treasury. Canceled treasury shares are accounted for using the constructive retirement method.
Accumulated other comprehensive income (loss) - Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2018	$(1,234.4)	$(32.9)	$(92.4)	$(1,359.7)	$(4.0)
Other comprehensive income (loss) before reclassifications, net of tax	16.3	8.9	(82.2)	(57.0)	(0.7)
Reclassification adjustment for net (gains) losses included in net income, net of tax	(12.0)	18.2	3.0	9.2	—
Other comprehensive income (loss), net of tax	4.3	27.1	(79.2)	(47.8)	(0.7)
December 31, 2019	(1,230.1)	(5.8)	(171.6)	(1,407.5)	(4.7)
Other comprehensive income (loss) before reclassifications, net of tax	(171.1)	26.8	(92.9)	(237.2)	0.6
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	13.0	9.2	22.2	—
Other comprehensive income (loss), net of tax	(171.1)	39.8	(83.7)	(215.0)	0.6
December 31, 2020	$(1,401.2)	$34.0	$(255.3)	$(1,622.5)	$(4.1)

Reclassifications out of accumulated other comprehensive income (loss) - Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31,
(In millions)	2020	2019	2018
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statement of Income
Gains on foreign currency translation	$—	$12.0	$41.1	Other income (expense), net

Gains (losses) on hedging instruments
Foreign exchange contracts	$(83.7)	$(26.6)	$(2.4)	Revenue
	68.5	12.0	3.4	Costs of sales
	(0.4)	—	(0.1)	Selling, general and administrative expense
	(4.4)	(9.1)	1.0	Other Income (expense), net
	(20.0)	(23.7)	1.9	Income (loss) before income taxes
	(7.0)	(5.5)	(0.1)	Provision (benefit) for income taxes
	$(13.0)	$(18.2)	$2.0	Net income (loss)

Pension and other post-retirement benefits
Settlements and curtailments	(2.2)	(0.3)	3.0	(a)
Amortization of actuarial gain (loss)	(9.0)	(2.5)	(0.6)	(a)
Amortization of prior service credit (cost)	(1.2)	(1.0)	(1.3)	(a)
	(12.4)	(3.8)	1.1	Income (loss) before income taxes
	(3.2)	(0.8)	0.1	Provision (benefit) for income taxes
	$(9.2)	$(3.0)	$1.0	Net income (loss)
(a)    These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 22 for further details).

NOTE 18. SHARE-BASED COMPENSATION
Incentive compensation and award plan - On January 11, 2017, we adopted the TechnipFMC plc Incentive Award Plan (the “Plan”). The Plan provides certain incentives and awards to officers, employees, non-employee directors and consultants of TechnipFMC and its subsidiaries. The Plan allows our Board of Directors to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board of Directors to make various types of awards to other eligible individuals. Awards may include share options, share appreciation rights, performance share units, restricted share units, restricted shares or other awards authorized under the Plan. All awards are subject to the Plan’s provisions, including all share-based grants previously issued prior to consummation of the merger of FMC Technologies and Technip S.A. (the “Merger”). Under the Plan, 24.1 million ordinary shares were authorized for awards. As of December 31, 2020, 8.5 million ordinary shares were available for future grant.
The exercise price for options is determined by the Committee but cannot be less than the fair market value of our ordinary shares at the grant date. Restricted share and performance share unit grants generally vest after three years of service.
Under the Plan, our Board of Directors has the authority to grant non-employee directors share options, restricted shares, restricted share units and performance shares. Unless otherwise determined by our Board of Directors, awards to non-employee directors generally vest one year from the date of grant. All restricted share units awarded prior to 2020 will be settled when a non-executive director ceases services on the Board of Directors. Beginning with the 2020 equity award, non-executive directors now have the opportunity to elect the year in which they will take receipt of the equity grants from either (a) a period of 1 to 10 years from the grant date or (b) upon their separation from Board service. The elections are made prior to the beginning of the grant year and are irrevocable after December 31 of the year prior to grant. Restricted share units are settled when a director ceases services to the Board of Directors. As of December 31, 2020, outstanding awards to active and retired non-employee directors included 254.3 thousand of share units.

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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. The compensation expense under the Plan was as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Share-based compensation expense	$69.0	$74.5	$49.1
Income tax benefits related to share-based compensation expense	$18.6	$20.1	$13.2
As of December 31, 2020, the portion of share-based compensation expense related to outstanding awards to be recognized in future periods is as follows:

December 31, 2020
Share-based compensation expense not yet recognized (in millions)	$68.1
Weighted-average recognition period (in years)	1.8
Restricted Share Units
A summary of the non-vested restricted share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2019	4,525.9	$27.44
Granted	3,836.0	$9.27
Vested	(1,909.1)	$27.16
Cancelled/forfeited	(330.9)	$15.71
Non-vested as of December 31, 2020	6,121.9	$18.43
The total grant date fair value of restricted stock share units vested during the years ended December 31, 2020 and 2019 was $51.8 million and $10.2 million, respectively.
Performance Share Units
The Board of Directors has granted certain employees, senior executives and directors performance share units that vest subject to achieving satisfactory performances. For performance share units issued on or after January 1, 2017, performance is based on results of return on invested capital and total shareholder return (“TSR”).
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

	Year Ended December 31,
	2020	2019	2018
Weighted-average fair value (a)	$10.02	$29.04	$41.97
Expected volatility (b)	38.30%	34.00%	34.00%
Risk-free interest rate (c)	0.40%	2.42%	2.37%
Expected performance period in years (d)	3.0	3.0	3.0
(a) The weighted-average fair value was based on performance share units granted during the period.

(b) Expected volatility is based on normalized historical volatility of our shares over a preceding period commensurate with the expected term of the performance share units.
(c) The risk-free rate for the expected term of the performance share units is based on the U.S. Treasury yield curve in effect at the time of grant.
(d) For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Merger employee base, the expected term was estimated using a simplified method for all awards granted in 2020, 2019 and 2018.
A summary of the non-vested performance share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2019	3,817.7	$28.52
Granted	2,828.4	$10.02
Vested	(1,364.4)	$31.65
Cancelled/forfeited	(441.0)	$20.62
Non-vested as of December 31, 2020	4,840.7	$17.55
The total grant date fair value of performance share units vested during years ended December 31, 2020, 2019 and 2018 was $43.2 million, $13.3 million and $7.0 million, respectively.
Share Option Awards
The fair value of each share option award is estimated as of the date of grant using the Black-Scholes options pricing model.
Share options awarded prior to 2017 were granted subject to performance criteria based upon certain targets, such as TSR, return on capital employed, and operating income from recurring activities. Subsequent share options granted are time-based awards vesting over three years.
The weighted-average fair value and the assumptions used to measure fair value are as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted-average fair value (a)	$—	$5.64	$9.07
Expected volatility (b)	—%	32.5%	32.5%
Risk-free interest rate (c)	—%	2.5%	2.7%
Expected dividend yield (d)	—%	2.6%	2.0%
Expected term in years (e)	0	6.5	6.5
(a)The weighted-average fair value was based on stock options granted during the period.
(b)Expected volatility is based on normalized historical volatility of our shares over a preceding period commensurate with the expected term of the option.
(c)The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
(d)There were no share options awarded in 2020. Share options awarded in 2019 and 2018 were valued using an expected dividend yield of 2.6% and 2.0%, respectively.
(e)For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Merger employee base, the expected term was estimated using a simplified method for all awards granted in 2020, 2019 and 2018.
The following is a summary of share option transactions during the year ended December 31, 2020:

	Number of Shares	Weighted average exercise price	Weighted average remaining life (in years)
Balance as of December 31, 2019	4,842.4	$29.68	5.3
Granted	—	$—
Exercised	—	$—
Cancelled	(244.0)	$28.08
Balance as of December 31, 2020	4,598.4	$29.77	4.2
Exercisable as of December 31, 2020	3,460.8	$31.47	3.0

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2020 was nil and nil, respectively.
Cash received from the share option exercises was nil, during each of the years ended December 31, 2020, 2019 and 2018. The total intrinsic value of share options exercised during each of the years ended December 31, 2020, 2019 and 2018 was nil. To exercise share options, an employee may choose (1) to pay, either directly or by way of the group savings plan, the share option strike price to obtain shares, or (2) to sell the shares immediately after having exercised the share option (in this case, the employee does not pay the strike price but instead receives the intrinsic value of the share options in cash).
The following summarizes significant ranges of outstanding and exercisable share options as of December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of options (in thousands)	Weighted average remaining life (in years)	Weighted average exercise price	Number of options (in thousands)	Weighted average exercise price
$20.00-$33.00	4,087.2	4.6	$26.68	2,949.5	$26.90
$45.00-$51.00	33.0	1.0	$45.49	33.0	$45.49
$55.00-$57.00	478.2	0.4	$56.93	478.3	$56.93
Total	4,598.4	4.2	$29.77	3,460.8	$31.47

NOTE 19. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Subsea	$2,957.5	$1,752.2	$1,801.9
Technip Energies	93.6	17.0	(3.4)
Surface Technologies	440.2	704.2	13.8
Corporate and other	10.0	17.4	18.9
Total impairment, restructuring and other expenses	$3,501.3	$2,490.8	$1,831.2
Goodwill and Long-Lived Assets Impairments
Goodwill and long-lived assets impairments were as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Subsea	$2,854.5	$1,798.6	$1,784.2
Technip Energies	10.3	—	—
Surface Technologies	419.3	685.5	4.5
Corporate and other	3.3	—	3.9
Total impairments	$3,287.4	$2,484.1	$1,792.6

Due to the substantial decline in global demand for oil caused by the COVID-19 pandemic in 2020 we reviewed the future utilization of our vessels and service potential of our subsea service and surface equipment and determined that the carrying amount of our goodwill and some of our long-lived assets exceeded their respective fair values. We recorded $3,083.4 million and $204.0 million, respectively, related to goodwill and long-lived assets impairments. The $204.0 million of long-lived asset impairments during the year ended December 31, 2020 consisted of $88.4 million attributable to plant, equipment and various machinery infrastructure in our Subsea operating segment; $82.0 million mainly related to building and surface equipment in our Surface reportable segment; and $33.6 million of operating lease right-of-use assets impairments.
The prolonged downturn in the energy market and its corresponding impact on our business outlook in 2019 led us to conclude the carrying amount of certain of our assets in our Subsea and Surface Technologies segments exceeded their fair value as of December 31, 2019. During the 2019 year we recorded $1,988.7 million and $495.4 million, respectively, related to goodwill and long-lived assets impairments. The $495.4 million of long-lived asset impairments during the year ended December 31, 2019 primarily consisted of $153.8 million related to vessels in our Subsea operating segment and $168.9 million related to our flexible pipe and umbilical manufacturing facilities in our Surface reportable segment due to the prolonged downturn in the energy market and its corresponding impact on our business outlook.
The prolonged downturn in the energy market and its corresponding impact on our business outlook in 2018 led us to conclude the carrying amount of certain of our assets in our Subsea operating segment exceeded their fair value as of December 31, 2018. During the year ended December 31, 2018, we recorded $1,383.0 million and $372.9 million, respectively, related to goodwill and vessel impairments in our Subsea operating segment.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Assessing the recoverability of assets to be held and used involves significant judgement, when determining the present value of expected future cash flows. Significant judgements included expected revenue, operating costs and capital decisions that were available at the time of the assessment.

Restructuring and Other Expenses
Restructuring and other charges primarily consisted of severance and other employee related costs and COVID-19 related expenses across all segments. Restructuring and other expenses were as follows:

	Year Ended December 31,
	2020		2019	2018
(In millions)	Restructuring and other charges	COVID-19 expenses	Restructuring and other charges	Restructuring and other charges
Subsea	$52.9	$50.1	$(46.4)	$17.7
Technip Energies	39.3	44.0	17.0	(3.4)
Surface Technologies	13.2	7.7	18.7	9.3
Corporate and other	6.7	—	17.4	15.0
Total	$112.1	$101.8	$6.7	$38.6
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

NOTE 20. COMMITMENTS AND CONTINGENT LIABILITIES
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
Guarantees of our consolidated subsidiaries consisted of the following:

(In millions)	December 31, 2020
Financial guarantees (a)	$310.1
Performance guarantees (b)	4,659.6
Maximum potential undiscounted payments	$4,969.7
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

Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of December 31, 2020 and 2019, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.

NOTE 21. INCOME TAXES
Components of income (loss) before income taxes - U.S. and outside U.S. components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
United States	$(3,073.5)	$(1,406.5)	$(197.0)
Outside United States	$(11.5)	$(729.3)	$(1,291.1)
Loss before income taxes	$(3,085.0)	$(2,135.8)	$(1,488.1)
Provision for income tax - The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2020	2019	2018
Current
United States	$(4.7)	$34.7	$52.1
Outside United States	164.8	317.0	321.8
Total current income taxes	160.1	351.7	373.9
Deferred
United States	(3.1)	2.6	19.5
Outside United States	(3.6)	(78.0)	29.3
Total deferred income taxes	(6.7)	(75.4)	48.8
Provision for income taxes	$153.4	$276.3	$422.7

Deferred tax assets and liabilities - Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2020	2019
Deferred tax assets attributable to
Accrued expenses	$147.8	$124.4
Capital loss	21.1	21.1
Non-deductible interest	77.0	84.7
Foreign tax credit carryforwards	145.8	135.3
Other tax credits	166.8	113.2
Net operating loss carryforwards	489.0	430.5
Inventories	16.5	6.3
Research and development credit	3.4	7.6
Foreign exchange	—	20.4
Provisions for pensions and other long-term employee benefits	96.1	84.1
Contingencies	43.4	163.3
Margin recognition on construction contracts	113.9	115.9
Leases	254.9	219.8
Revenue in excess of billings on contracts accounted for under the percentage of completion method	—	10.9
Other	—	6.9
Deferred tax assets	1,575.7	1,544.4
Valuation allowance	(935.3)	(916.9)
Deferred tax assets, net of valuation allowance	640.4	627.5

Deferred tax liabilities attributable to
Revenue in excess of billings on contracts accounted for under the percentage of completion method	42.6	—
U.S. tax on foreign subsidiaries’ undistributed earnings not indefinitely reinvested	4.2	10.4
Property, plant and equipment, intangibles and other assets	185.8	279.6
Foreign exchange	27.8	—
Leases	237.0	215.2
Other	4.7	—
Deferred tax liabilities	502.1	505.2
Net deferred tax assets	$138.3	$122.3
At December 31, 2020 and 2019, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments.
Non-deductible interest. At December 31, 2020, deferred tax assets include tax benefits related to certain intercompany interest costs which are not currently deductible, but which may be deductible in future periods. If not utilized, these costs will become permanently non-deductible beginning in 2025. Management believes that it is more likely than not that we will not be able to deduct these costs before expiration of the carry forward period; therefore, we have established a valuation allowance against the related deferred tax assets.
Foreign tax credit carryforwards. At December 31, 2020, deferred tax assets included U.S. foreign tax credit carryforwards of $145.8 million, which, if not utilized, will begin to expire in 2024. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that our U.S. earnings over the forecast period will not result in sufficient U.S. taxable income to fully realize these deferred tax assets; therefore, we have established a valuation allowance against the related deferred tax assets. In its analysis, management has considered the effect of deemed dividends and other expected adjustments to U.S. earnings that are required in determining U.S. taxable income. Non-U.S. earnings subject to U.S. tax, including deemed dividends for U.S. tax purposes, were $61 thousand in 2020, $3.8 million in 2019 and $307.6 million in 2018.

Net operating loss carryforwards. As of December 31, 2020, deferred tax assets include tax benefits relating to net operating loss carryforwards. If not utilized, these net operating loss carryforward will begin to expire in 2021. Except in Norway (net operating losses of $373.7 million), management believes it is more likely than not that we will not be able to utilize these operating loss carryforwards before expiration; thus, we have established a valuation allowance against the related deferred tax assets (inclusive of NOL’s generated in United Kingdom, Saudi Arabia, Netherlands, Mexico, Brazil, Canada, United States, Luxembourg, and Germany). Except in Canada, Mexico, and Netherlands, all of these tax loss carryforwards extend indefinitely.
Certain Adjustments to Valuation Allowance. The net increase in valuation allowance from December 31, 2019 to December 31, 2020 includes certain adjustments which did not impact net tax expense. These adjustments include $62.0 million of deferred tax assets which were recorded in 2020 and are related to certain previously unrecorded tax credits in the Netherlands that are subject to a full valuation allowance. In addition, the Company wrote off $15.3 million and $11.3 million of deferred tax assets in Italy and Mexico, respectively, that had been subject to a full valuation allowance.
Unrecognized tax benefits - The following table presents a summary of changes in our unrecognized tax benefits:

(In millions)	Federal, State and Foreign Tax
Balance at December 31, 2018	$91.0
Reductions for tax positions related to prior years	(62.4)
Additions for tax positions related to current year	72.9
Reductions for tax positions due to settlements	(20.8)
Balance at December 31, 2019	$80.7
Reductions for tax positions related to prior years	(7.9)
Additions for tax positions related to current year	0.9
Reductions for tax positions due to settlements	(2.6)
Balance at December 31, 2020	$71.1

The amounts reported above for uncertain tax positions excludes interest and penalties of $3.7 million, $0.1 million, and $2.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. Interest and penalties relating to these uncertain tax positions were included in income tax expense in our consolidated statements of income. It is reasonably possible that within twelve months, $4.2 million of liabilities for unrecognized tax benefits will be settled. This amount is reflected in income taxes payable, the remaining balance of the unrecognized tax benefits is recorded in other long term liabilities.

We operate in numerous jurisdictions around the world and could be subject to multiple tax audits at any given time. Most notably, the following tax years and thereafter remain subject to examination: 2010 for Norway, 2016 for Nigeria, 2016 for Brazil, 2017 for France, and 2016 for the United States.
TechnipFMC plc is a public limited company incorporated under the laws of England and Wales. Therefore, our earnings are subject to the U.K. statutory rate which is 19.0% for 2020, 2019, and 2018.

Effective income tax rate reconciliation - The effective income tax rate was different from the statutory U.K. income tax rate due to the following:

	Year Ended December 31,
	2020	2019	2018
Statutory income tax rate	19.0%	19.0%	19.0%
Net difference resulting from
Foreign earnings subject to different tax rates	(1.5)%	0.3%	(9.7)%
Adjustments to prior year taxes	(1.3)%	(0.4)%	(0.7)%
Changes in valuation allowance	—%	(8.8)%	(14.4)%
Deferred tax asset/liability revaluation for tax rate change	—%	(0.5)%	(1.7)%
Impairments	(22.5)%	(21.9)%	(16.5)%
Non-deductible legal provision	—%	(0.8)%	(3.8)%
Other	1.3%	0.2%	(0.6)%
Effective income tax rate	(5.0)%	(12.9)%	(28.4)%
Income tax holidays. We benefit from income tax holidays in Singapore and Malaysia which will expire after 2023 for Singapore and 2020 for Malaysia. For the year ended December 31, 2020, these tax holidays reduced our provision for income taxes by $5.8 million, or $0.01 per share on a diluted basis.

NOTE 22. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
We have funded and unfunded defined benefit pension plans, which provide defined benefits based on years of service and final average salary.
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
We are required to recognize the funded status of defined benefit post-retirement plans as an asset or liability in the consolidated balance sheet and recognize changes in that funded status in comprehensive income (loss) in the year in which the changes occur. Further, we are required to measure the plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. We have applied this guidance to our domestic pension and other post-retirement benefit plans as well as for many of our non-U.S. plans, including those in the United Kingdom, Germany, France and Canada. Pension expense measured in compliance with GAAP for the other non-U.S. pension plans is not materially different from the locally reported pension expense.
The funded status of our U.S. Pension Plans, certain foreign pension plans and U.S. post-retirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated balance sheets as of December 31, 2020 and 2019, were as follows:

	Pensions				Other Post-retirement Benefits
	2020		2019		2020	2019
(In millions)	U.S.	Int’l	U.S.	Int’l
Accumulated benefit obligation	$684.7	$873.0	$669.6	$773.3
Projected benefit obligation at January 1	$669.7	$881.0	$598.1	$753.4	$10.6	$9.5
Service cost	—	19.1	—	16.3	—	—
Interest cost	22.2	14.1	25.6	18.3	0.4	0.5
Actuarial (gain) loss	53.9	35.5	80.7	102.8	(0.2)	1.4
Amendments	—	0.1	—	0.9	—	—
Curtailments	—	(0.2)	—	—	—	—
Settlements	(25.6)	(3.5)	—	(0.6)	—	—
Foreign currency exchange rate changes	—	48.0	—	11.1	(0.5)	(0.1)
Plan participants’ contributions	—	1.1	—	1.1	—	—
Benefits paid	(35.5)	(27.2)	(34.7)	(25.7)	(0.5)	(0.5)
Other	—	2.1	—	3.4	—	(0.2)
Projected benefit obligation as of December 31	684.7	970.1	669.7	881.0	9.8	10.6
Fair value of plan assets at January 1	520.0	657.8	477.4	570.6	—	—
Actual return on plan assets	14.3	45.9	72.0	89.1	—	—
Company contributions	—	28.7	—	6.9	—	—
Foreign currency exchange rate changes	—	33.4	—	13.5	—	—
Settlements	(19.6)	(1.9)	—	—	—	—
Plan participants’ contributions	—	1.1	—	1.1	—	—
Benefits paid	(31.0)	(20.8)	(29.4)	(19.6)	—	—
Other	—	2.0	—	(3.8)	—	—
Fair value of plan assets as of December 31	483.7	746.2	520.0	657.8	—	—
Funded status of the plans (liability) as of December 31	$(201.0)	$(223.9)	$(149.7)	$(223.2)	$(9.8)	$(10.6)

	Pensions				Other Post-retirement Benefits
	2020		2019		2020	2019
(In millions)	U.S.	Int’l	U.S.	Int’l
Current portion of accrued pension and other post-retirement benefits	(4.6)	(8.6)	(5.5)	(8.8)	(0.7)	(0.6)
Accrued pension and other post-retirement benefits, net of current portion	(196.4)	(215.3)	(144.2)	(214.4)	(9.1)	(10.0)
Funded status as of December 31	$(201.0)	$(223.9)	$(149.7)	$(223.2)	$(9.8)	$(10.6)

The following table summarizes the pre-tax amounts in accumulated other comprehensive (income) loss as of December 31, 2020 and 2019 that have not been recognized as components of net periodic benefit cost:

	Pensions				Other Post-retirement Benefits
	2020		2019		2020	2019
(In millions)	U.S.	Int’l	U.S.	Int’l
Pre-tax amounts recognized in accumulated other comprehensive (income) loss
Unrecognized actuarial loss	$198.4	$122.3	$121.6	$90.7	$1.3	$1.9
Unrecognized prior service cost	—	6.2	—	7.0	—	—
Accumulated other comprehensive (income) loss as of December 31	$198.4	$128.5	$121.6	$97.7	$1.3	$1.9
The following tables summarize the projected and accumulated benefit obligations and fair values of plan assets where the projected or accumulated benefit obligation exceeds the fair value of plan assets as of December 31, 2020 and 2019:

	Pensions				Other Post-retirement Benefits
	2020		2019		2020	2019
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded projected benefit obligation
Aggregate projected benefit obligation	$684.7	$818.7	$668.4	$741.2	$9.8	$10.7
Aggregate fair value of plan assets	$483.7	$596.7	$518.8	$522.8	$—	$—

	Pensions				Other Post-retirement Benefits
	2020		2019		2020	2019
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded accumulated benefit obligation
Aggregate accumulated benefit obligation	$684.7	$325.7	$668.4	$292.1	$—	$—
Aggregate fair value of plan assets	$483.7	$154.0	$518.8	$140.3	$—	$—

The following table summarizes the components of net periodic benefit cost (income) for the years ended December 31, 2020, 2019 and 2018:

	Pensions						Other Post-retirement Benefits
	2020		2019		2018		2020	2019	2018
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net periodic benefit cost (income)
Service cost	$—	$19.1	$—	$16.3	$0.2	$21.2	$—	$—	$—
Interest cost	22.2	14.1	25.6	18.3	23.8	20.9	0.4	0.5	0.4
Expected return on plan assets	(45.4)	(37.9)	(41.6)	(33.5)	(50.1)	(41.2)	—	—	—
Settlement cost	1.4	0.8	—	0.3	0.4	0.4	—	—	—
Curtailment benefit	—	—	—	—	—	(3.8)	—	—	—
Amortization of net actuarial loss (gain)	6.9	2.1	1.8	0.7	—	0.6	0.1	—	—
Amortization of prior service cost (credit)	—	1.2	—	1.0	—	1.3	—	—	—
Net periodic benefit cost (income)	$(14.9)	$(0.6)	$(14.2)	$3.1	$(25.7)	$(0.6)	$0.5	$0.5	$0.4
The following table summarizes changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

	Pensions						Other Post-retirement Benefits
	2020		2019		2018		2020	2019	2018
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial gain (loss) arising during period	$(85.1)	$(27.2)	$(50.2)	$(47.3)	$(73.5)	$(15.3)	$—	$—	$—
Prior service (cost) credit arising during period	—	(0.1)	—	(0.9)	0.2	(2.7)	—	—	—
Settlements and curtailments	1.4	0.8	—	0.3	0.4	(3.4)	—	—	—
Amortization of net actuarial loss (gain)	6.9	2.1	1.8	0.7	—	0.6	(0.1)	—	—
Amortization of prior service cost (credit)	—	1.2	—	1.0	—	1.3	—	—	—
Other	—	(7.5)	—	(0.8)	—	1.4	(0.6)	(0.1)	(0.1)
Total recognized in other comprehensive income (loss)	$(76.8)	$(30.7)	$(48.4)	$(47.0)	$(72.9)	$(18.1)	$(0.7)	$(0.1)	$(0.1)
Included in accumulated other comprehensive income (loss) as of December 31, 2020, are noncash, pre-tax charges which have not yet been recognized in net periodic benefit cost (income). The estimated amounts expected to be amortized from the portion of each component of accumulated other comprehensive income (loss) as a component of net period benefit cost (income), during the next fiscal year are as follows:

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	Int’l
Net actuarial losses	$16.8	$4.0	$—
Prior service cost	$—	$1.2	$—

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions				Other Post-retirement Benefits
	2020		2019		2020	2019
	U.S.	Int’l	U.S.	Int’l
Discount rate	2.70%	1.23%	3.40%	1.70%	3.47%	4.31%
Rate of compensation increase	N/A	1.92%	N/A	2.39%	4.00%	4.00%
The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions						Other Post-retirement Benefits
	2020		2019		2018		2020	2019	2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Discount rate	3.40%	1.65%	4.40%	2.56%	3.70%	2.39%	4.31%	5.04%	4.33%
Rate of compensation increase	N/A	2.33%	N/A	2.34%	N/A	2.39%	4.00%	4.00%	4.00%
Expected rate of return on plan assets	7.75%	4.84%	8.65%	5.04%	8.57%	4.90%	N/A	N/A	N/A
Our estimate of expected rate of return on plan assets is primarily based on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations.
Plan assets - We actively monitor how the duration and the expected yield of the investments are matching the expected cash outflows arising from the pension obligations. We have not changed the processes used to manage its risks from previous periods. Investments are well diversified, such that the failure of any single investment would not have a material impact on the overall level of assets. Our pension investment strategy emphasizes maximizing returns consistent with balancing risk. Excluding our international plans with insurance-based investments, 86% of our total pension plan assets represent the U.S. qualified plan and the U.K. plan. These plans are primarily invested in equity securities to maximize the long-term returns of the plans. The investment managers of these assets, including the hedge funds and limited partnerships, use Graham and Dodd fundamental investment analysis to select securities that have a margin of safety between the price of the security and the estimated value of the security. This value-oriented approach tends to mitigate the risk of a large equity allocation.
The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used as of December 31, 2020 and 2019.
•Cash is valued at cost, which approximates fair value.
•Equity securities are comprised of common stock and preferred stock. The fair values of equity securities are valued at the closing price reported on the active market on which the securities are traded.
•Fair values of registered investment companies and common/collective trusts are valued based on quoted market prices, which represent the net asset value (“NAV”) of shares held. Registered investment companies primarily include investments in emerging market bonds. Common/collective trusts primarily includes money market instruments with short maturities.
•Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior-year balance plus or minus investment returns and changes in cash flows.
•The fair values of hedge funds are valued using the NAV as determined by the administrator or custodian of the fund. The funds primarily invest in U.S. and international equities, debt securities and other hedge funds.
•The fair values of limited partnerships are valued using the NAV as determined by the administrator or custodian of the fund. The partnerships primarily invest in U.S. and international equities and debt securities.

•Real estate and other investments primarily consist of real estate investment trusts and other investments. These investments are measured at quoted market prices, which represent the NAV of the securities held in such funds at year end.
Our pension plan assets measured at fair value on a recurring basis are as follows as of December 31, 2020 and 2019. Refer to “Fair value measurements” in Note 1 to these consolidated financial statements for a description of the levels.

(In millions)	U.S.					International
December 31, 2020	Total	Level 1	Level 2	Level 3	Net Asset Value (a)	Total	Level 1	Level 2	Level 3	Net Asset Value (a)
Cash and cash equivalents	$38.1	$38.1	$—	$—	$—	$66.3	$66.3	$—	$—	$—
Equity securities
U.S. companies	83.3	83.3	—	—	—	96.3	96.3	—	—	—
International companies	1.1	1.1	—	—	—	209.1	209.1	—	—	—
Registered investment companies	38.4	—	—	—	38.4	68.2	—	—	—	68.2
Insurance contracts	—	—	—	—	—	154.0	—	154.0	—	—
Hedge funds	160.9	—	—	—	160.9	98.3	—	—	—	98.3
Limited partnerships	160.9	—	—	—	160.9	14.5	—	—	—	14.5
Real estate and other investments	1.0	1.0	—	—	—	39.5	39.5	—	—	—
Total assets	$483.7	$123.5	$—	$—	$360.2	$746.2	$411.2	$154.0	$—	$181.0

December 31, 2019
Cash and cash equivalents	$50.5	$50.5	$—	$—	$—	$10.0	$10.0	$—	$—	$—
Equity securities
U.S. companies	110.3	110.3	—	—	—	70.4	70.4	—	—	—
International companies	5.4	5.4	—	—	—	251.5	251.5	—	—	—
Registered investment companies	36.3	—	—	—	36.3	63.4	—	—	—	63.4
Common/collective trusts	12.5	—	—	—	12.5	—	—	—	—	—
Insurance contracts	—	—	—	—	—	138.5	—	138.5	—	—
Hedge funds	164.3	—	—	—	164.3	82.0	—	—	—	82.0
Limited partnerships	139.4	—	—	—	139.4	7.9	—	—	—	7.9
Real estate and other investments	1.3	1.3	—	—	—	36.0	36.0	—	—	—
Total assets	$520.0	$167.5	$—	$—	$352.5	$659.7	$367.9	$138.5	$—	$153.3
(a)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Contributions - We expect to contribute approximately $20.7 million to our international pension plans, representing primarily the Netherlands qualified pension plans and U.K. qualified pension plans. We do not expect to make any contributions to our U.S. Qualified Pension Plan and our U.S. Non-Qualified Defined Benefit Pension Plan in 2021. All of the contributions are expected to be in the form of cash. In 2020 and 2019, we contributed $28.7 million and $6.9 million to all pension plans, respectively. Subsequent to the Spin-off, we expect to contribute approximately $18.9 million to our non-U.S. pension plans.

Estimated future benefit payments - The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2028. Actual benefit payments may differ from expected benefit payments.

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	International
2021	$47.6	$36.6	$0.6
2022	32.4	30.6	0.6
2023	31.0	32.8	0.6
2024	31.7	34.8	0.6
2025	31.9	34.8	0.6
2025-2029	$164.3	$198.3	$2.6
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
Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2020 and 2019, our liability for the Non-Qualified Plan was $22.8 million and $26.3 million, respectively, and was recorded in other liabilities in our consolidated balance sheets. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. Changes in the fair value of these investments are recognized as an offset to other income (expense), net in our consolidated statements of income. As of December 31, 2020 and 2019, we had investments for the Non-Qualified Plan totaling $22.8 million and $26.3 million at fair market value, respectively.
During the years ended December 31, 2020, and 2019 we recognized expense of $29.9 million and $34.0 million, respectively for matching contributions to these plans in 2020 and 2019, respectively. Additionally, during the years ended December 31, 2020 and 2019, we recognized expense of $12.1 million and $13.2 million, respectively, for non-elective contributions.

NOTE 23. DERIVATIVE FINANCIAL INSTRUMENTS
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. As of December 31, 2020, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,794.5	2,201.8
British pound	771.7	1,054.3
Malaysian ringgit	891.0	221.5
Norwegian krone	1,721.6	201.7
Brazilian real	681.4	131.1
Singapore dollar	171.2	129.4
Mexican peso	1,288.0	64.7
Australian dollar	78.2	60.3
Indian rupee	3,172.0	43.4
Japanese yen	1,124.4	10.9
Columbian peso	37,142.2	10.8
Hong Kong dollar	(97.6)	(12.6)
Indonesian rupiah	(201,679.7)	(14.3)
U.S. dollar	(2,922.1)	(2,922.1)
Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. As of December 31, 2020, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	77.9	15.0
Hong Kong dollar	48.3	6.2
Euro	(8.7)	(10.7)
Norwegian krone	(142.8)	(16.7)
U.S. dollar	5.2	5.2
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 24 for further details. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	December 31, 2020		December 31, 2019
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$215.8	$151.6	$94.3	$125.0
Long-term - Derivative financial instruments	35.6	23.3	34.8	48.0
Total derivatives designated as hedging instruments	251.4	174.9	129.1	173.0
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	85.6	15.6	7.6	16.3
Long-term - Derivative financial instruments	0.3	—	0.4	0.4
Total derivatives not designated as hedging instruments	85.9	15.6	8.0	16.7
Long-term - Derivative financial instruments - Synthetic Bonds - Call Option Premium	—	—	4.3	—
Long-term - Derivative financial instruments - Synthetic Bonds - Embedded Derivatives	—	—	—	4.3
Total derivatives	$337.3	$190.5	$141.4	$194.0
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive gains (losses) of $32.5 million and $(5.8) million as of December 31, 2020 and 2019, respectively. We expect to transfer an approximately $107.6 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2025.
The following tables present the location of gains (losses) in the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
(In millions)	2020	2019	2018
Foreign exchange contracts	$28.0	$10.3	$(75.4)
The following represents the effect of cash flow hedge accounting on the consolidated statements of income for the year ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In millions)	2020				2019				2018
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income (loss)	$(83.7)	$68.5	$(0.4)	$(4.4)	$(26.6)	$12.0	$—	$(9.1)	$(2.4)	$3.4	$(0.1)	$1.0
Amounts excluded from effectiveness testing	7.7	(9.8)	(0.2)	34.2	0.6	(7.6)	—	(34.9)	(2.2)	(4.8)	—	(12.3)
Total cash flow hedge gain (loss) recognized in income	(76.0)	58.7	(0.6)	29.8	(26.0)	4.4	—	(44.0)	(4.6)	(1.4)	(0.1)	(11.3)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.8)	3.4	—	22.7	(1.6)	0.2	—	(10.2)	(1.7)	0.2	—	(11.4)
Total	$(76.8)	$62.1	$(0.6)	$52.5	$(27.6)	$4.6	$—	$(54.2)	$(6.3)	$(1.2)	$(0.1)	$(22.7)

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of December 31, 2020 and 2019, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	December 31, 2020			December 31, 2019
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$337.3	$(134.0)	$203.3	$141.4	$(112.5)	$28.9
Derivative liabilities	$190.5	$(134.0)	$56.5	$194.0	$(112.5)	$81.5

NOTE 24. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2020				December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities(a)	$65.6	$65.6	$—	$—	$54.8	$54.8	$—	$—
Money market fund	1.7	—	1.7	—	1.5	—	1.5	—
Stable value fund(b)	0.9	—	—	—	2.1	—	—	—
Held-to-maturity debt securities	24.2	—	24.2	—	71.9	—	71.9	—
Derivative financial instruments
Synthetic bonds - call option premium	—	—	—	—	4.3	—	4.3	—
Foreign exchange contracts	337.3	—	337.3	—	137.1	—	137.1	—
Assets held for sale	47.3	—	—	47.3	25.8	—	—	25.8
Total assets	$477.0	$65.6	$363.2	$47.3	$297.5	$54.8	$214.8	$25.8
Liabilities
Redeemable financial liability	$246.6	$—	$—	$246.6	$268.8	$—	$—	$268.8
Derivative financial instruments
Synthetic bonds - embedded derivatives	—	—	—	—	4.3	—	4.3	—
Foreign exchange contracts	190.5	—	190.5	—	189.7	—	189.7	—
Liabilities held for sale	—	—	—	—	9.3	—	—	9.3
Total liabilities	$437.1	$—	$190.5	$246.6	$472.1	$—	$194.0	$278.1
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
Mandatorily redeemable financial liability - We have a mandatorily redeemable financial liability which is recorded at its fair value. The mandatorily redeemable financial liability relates to our voting control interests in legal Technip Energies contract entities which own and account for the design, engineering and construction of the Yamal LNG plant. The fair value is determined using a discounted cash flow model. The key assumptions used in applying the income approach are the selected discount rates and the expected dividends to be distributed in the future to the non-controlling interest holders. Expected dividends to be distributed are based on the non-controlling interests’ share of the expected profitability of the underlying contract, a 15.0% discount rate and the overall timing of completion of the project.

A mandatorily redeemable financial liability of $246.6 million, $268.8 million and $408.5 million was recognized as of December 31, 2020, 2019 and 2018, respectively, to account for the fair value of the non-controlling interests. During the years ended December 31, 2020, 2019 and 2018, we revalued the liability to reflect current expectations about the obligation, which resulted in the recognition of a loss of $202.0 million, $423.1 million and $322.3 million, respectively.
A decrease of one percentage point in the discount rate would have increased the liability by $2.0 million as of December 31, 2020. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement.
Change in the fair value of our Level 3 mandatorily redeemable financial liability is recorded as interest expense on the consolidated statements of income and was as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Balance at beginning of period	$268.8	$408.5	$312.0
Less: Expenses recognized in net interest expense	(202.0)	(423.1)	(322.3)
Less: Settlements	224.2	562.8	225.8
Balance at end of period	$246.6	$268.8	$408.5
Redeemable non-controlling interest - We own a 51% share in Island Offshore Subsea AS that was subsequently renamed to TIOS AS. The non-controlling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 fair value measurement. As of December 31, 2020 and 2019, the fair value of our redeemable non-controlling interest was $43.7 million and $41.1 million, respectively. See Note 2 for further details.
Derivative financial instruments - We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread, and the credit spread of other counterparties not publicly available, are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating. We have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position. See Note 23 for further details.
Nonrecurring Fair Value Measurements
Fair value of long-lived, non-financial assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable.
The following summarizes impairments of long-lived assets and related post-impairment fair value for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
(In millions)	Impairment	Fair Value (a)	Impairment	Fair Value (a)
Long-lived assets	$204.0	$464.7	$495.4	$342.5	(b)
(a)Measured as of the impairment date using the income approach and a 10.8% risk-adjusted rate of interest, resulting in a Level 3 fair value measurement.
(b)Includes $104.0 million fair value of vessels determined using the transaction price of a similar vessel, resulting in a Level 2 fair value measurement.
Other fair value disclosures
Fair value of debt - The fair value of our Synthetic Bonds, Senior Notes and private placement notes are as follows:

	December 31, 2020		December 31, 2019
(In millions)	Carrying Amount (a)	Fair Value (b)	Carrying Amount (a)	Fair Value (b)
Synthetic bonds due 2021	$551.2	$552.0	$492.9	$513.1
3.45% Senior Notes due 2022	500.0	513.2	500.0	499.2
5.00% Notes due 2020	—	—	224.6	230.0
3.40% Notes due 2022	184.0	188.8	168.5	180.6
3.15% Notes due 2023	159.5	163.7	146.0	156.8
3.15% Notes due 2023	153.4	161.8	140.4	150.5
4.50% Notes due 2025	245.4	256.8	—	—
4.00% Notes due 2027	92.0	99.7	84.2	96.4
4.00% Notes due 2032	122.7	136.8	112.3	127.8
3.75% Notes due 2033	122.7	126.4	112.3	123.8
(a)Carrying amounts include unamortized debt discounts and premiums and unamortized debt issuance costs of $12.8 million and $9.1 million as of December 31, 2020, and 2019, respectively.
(b)Fair values are based on Level 2 quoted market prices.
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

NOTE 25. QUARTERLY INFORMATION (UNAUDITED)

	2020				2019
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$3,426.1	$3,335.7	$3,158.5	$3,130.3	$3,726.8	$3,335.1	$3,434.2	$2,913.0
Cost of sales	2,973.8	2,882.3	2,647.0	2,706.3	3,067.2	2,726.4	2,745.2	2,411.9
Net income (loss)	(13.9)	6.4	15.3	(3,245.7)	(2,430.3)	(115.3)	113.7	19.8
Net income (loss) attributable to TechnipFMC plc	$(39.3)	$(3.9)	$11.7	$(3,256.1)	$(2,414.0)	$(119.1)	$97.0	$20.9
Basic earnings (loss) per share (1)	$(0.09)	$(0.01)	$0.03	$(7.28)	$(5.40)	$(0.27)	$0.22	$0.05
Diluted earnings (loss) per share (1)	$(0.09)	$(0.01)	$0.03	$(7.28)	$(5.40)	$(0.27)	$0.21	$0.05
(1)    Basic and diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings (loss) per share.
NOTE 26. SUBSEQUENT EVENT

On February 16, 2021, we completed the Spin-off, see Note 3 for further details. In connection with the Spin-off, we executed a series of refinancing transactions, in order to provide a capital structure with sufficient cash resources to support future operating and investment plans.

On February 16, 2021, we entered into a new senior secured revolving credit facility (the “Revolving Credit Facility”) that provides for aggregate revolving capacity of up to $1.0 billion. Availability of borrowings under the Revolving Credit Facility is reduced by any outstanding letters of credit issued against the facility. At February 25, 2021, there were no outstanding letters of credit and availability of borrowings under the Revolving Credit Facility was $800 million.

On January 29, 2021, we issued $1.0 billion of 6.5% senior notes due 2026 (the “2021 Notes”). The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly-owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore and the United Kingdom.
The proceeds from the debt issuance described above along with the available cash on hand were used to fund the repayment of all $522.8 million of the outstanding Synthetic Convertible Bonds that matured in January 2021 and the repayment of all $500.0 million aggregate principal amount of outstanding 3.45% Senior Notes due 2022.

In addition, we terminated the $2.5 billion senior unsecured revolving credit facility we entered into on January 17, 2017 and terminated the €500.0 million Euro Facility and CCFF Program we entered into on May 19, 2020. In connection with the termination of these credit facilities, we repaid most of the outstanding commercial paper borrowings, which were $1,525.9 million as December 31, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, and under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 3. LEGAL PROCEEDINGS
A purported shareholder class action filed in 2017 and amended in January 2018 and captioned Prause v. TechnipFMC, et al., No. 4:17-cv-02368 (S.D. Texas) is pending in the U.S. District Court for the Southern District of Texas (“District Court”) against TechnipFMC and certain current and former officers and employees of TechnipFMC. The suit alleged violations of the federal securities laws in connection with the restatement of our first quarter 2017 financial results and a material weakness in our internal control over financial reporting announced on July 24, 2017. On January 18, 2019, the District Court dismissed claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Section 15 of the Securities Act of 1933, as amended (“Securities Act”). The shareholder also asserted a claim for alleged violation of Section 11 of the Securities Act in connection with the reporting of certain financial results in our Form S-4 Registration Statement filed in 2016. On December 13, 2020, the parties filed a Stipulation and Agreement of Settlement to settle all claims asserted in the suit with prejudice. The defendants entered into the Stipulation solely to eliminate the burden, expense, uncertainty and risk of further litigation, and denied, and continue to deny, each and all of the claims and contentions alleged by the shareholder plaintiff in this action. On December 16, 2020, the District Court entered an order preliminarily approving the settlement and ordering notice to the settlement class. A settlement hearing is scheduled in the first quarter 2021.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Part I, Item 1 “Executive Officers of the Registrant” of this Annual Report on Form 10-K for information regarding our executive officers. The information set forth under the sections “Corporate Governance,” “Proposals 1(a) - 1(n) - Election of Directors”, and if applicable, “Delinquent Section 16(a) Reports” in our 2021 Proxy Statement is incorporated herein by reference.
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

Name	Principal Occupation
Douglas J. Pferdehirt	Executive Chairman and Chief Executive Officer of TechnipFMC
Eleazar de Carvalho Filho	Founding Partner of Virtus BR Partners Assessoria Corporativa Ltda. and Founding Partner of Sinfonia Consultoria Financeira e Participações Ltda., financial advisory and consulting firms
Claire S. Farley	Vice Chairman in the Energy & Infrastructure business of KKR & Co. L.P., a global investment firm
Peter Mellbye	Former Executive Vice President, Development & Production, International, of Statoil ASA, an international oil and gas company
John O’Leary	Chief Executive Officer of Strand Energy, a Dubai-based company specializing in business development in the oil and gas industry
Margareth Øvrum	Executive Vice President of Development and Production Brazil of Equinor ASA, an international oil and gas company
Kay G. Priestly	Former Chief Executive Officer of Turquoise Hill Resources Ltd., an international mining company
James M. Ringler	Former non-executive Chairman of the Board of Teradata Corporation, a provider of database software, data warehousing and analytics
John Yearwood	Former Chief Executive Officer, President, and Chief Operating Officer of Smith International, Inc., a supplier of services and manufactured products to oil and gas exploration and production companies
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation Discussion and Analysis” of our Proxy Statement for the 2021 Annual General Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of Our Management and Holders of More Than 5% of our Outstanding Ordinary Shares” of our Proxy Statement for the 2021 Annual General Meeting of Shareholders.
As of December 31, 2020, our securities authorized for issuance under equity compensation plans were as follows:

(shares in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	4,598.4	$29.77	14,250.2
Equity compensation plans not approved by security holders	—	—	—
Total	4,598.4	$29.77	14,250.2

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Corporate Governance - Director Independence” of our Proxy Statement for the 2021 Annual General Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the sections entitled “Proposal 5 — Ratification of U.S. Auditor” of our Proxy Statement for the 2021 Annual General Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.The following consolidated financial statements of TechnipFMC plc and subsidiaries are filed as part of this Annual Report on Form 10-K under Part II, Item 8:
Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
2.Financial Statement Schedule:
See “Schedule II - Valuation and Qualifying Accounts” included herein. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.
3.Exhibits:
See “Index of Exhibits” filed as part of this Annual Report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Adjustments (b)	Balance at End of Period
Year Ended December 31, 2018
Trade receivables allowance for doubtful accounts	$117.4	$54.7	$0.3	$(52.8)	$119.6
Valuation allowance for deferred tax assets	$430.0	$213.8	$(21.3)	$60.9	$683.4
Year Ended December 31, 2019
Trade receivables allowance for doubtful accounts	$119.6	$22.0	$(2.9)	$(43.3)	$95.4
Valuation allowance for deferred tax assets	$683.4	$187.0	$(2.1)	$48.6	$916.9
Year Ended December 31, 2020
Trade receivables allowance for doubtful accounts (c)	$95.4	$66.8	$11.9	$(65.2)	$108.9
Valuation allowance for deferred tax assets	$916.9	$94.7	$(7.3)	$(69.0)	$935.3
(a)"Additions charged to other accounts” includes translation adjustments.
(b)“Deductions and adjustments” includes write-offs, net of recoveries, increases in allowances offset by increases to deferred tax assets, and reductions in the allowances credited to expense.
(c)On January 1, 2020, we adopted ASU 2016-13, resulting in a $3.8 million increase to our trade receivables allowance for doubtful accounts. See Note 4 for further details.
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
4.1
Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.1.a
Second Supplemental Indenture, dated March 29, 2017, between TechnipFMC plc and U.S. Bank National Association, as trustee (including the form of 3.45% Senior Notes due 2022) (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed on March 30, 2017) (File No. 001-37983)

4.2
Indenture, dated January 29, 2021, between TechnipFMC plc and U.S. Bank National Association, as trustee (including the form of 6.500% Senior Note due 2026) (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2021 (File No. 001-37983)

4.2.a
Supplemental Indenture, dated February 16, 2021, by and among TechnipFMC plc, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

4.3
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference from Exhibit 4.2 to the Annual Report on Form 10-K filed on March 3, 2020) (File No. 001-37983)

10.1*
Amended and Restated FMC Technologies, Inc. Non-Qualified Savings and Investment Plan, dated July 31, 2008 (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K of FMC Technologies, Inc. filed on March 1, 2010) (File No. 001-16489)

10.1.a*
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
10.3*
Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.3a*
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 9, 2019) (File No. 001-37983)

10.3b*
Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 4, 2020) (File No. 001-37983)

10.4*
Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.5*
Form of Performance Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.5a*
Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 9, 2019) (File No. 001-37983)

10.5b*
Form of Performance Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 4, 2020) (File No. 001-37983)

10.6*
Form of Nonqualified Stock Option Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.7*
Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 9, 2019) (File No. 001-37983)

10.8*
2013 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) June 14, 2013 allocation (incorporated by reference from Exhibit 99.4 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.9*
2013 Technip Incentive and Reward Plan (Stock Option Plan Rules) June 14, 2013 allocation (incorporated by reference from Exhibit 99.5 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.10*
2013 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) January 10, 2014 allocation (incorporated by reference from Exhibit 99.6 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.11*
2013 Technip Incentive and Reward Plan (Stock Option Plan Rules) January 10, 2014 allocation (incorporated by reference from Exhibit 99.7 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.12*
2014 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) December 10, 2014 allocation (incorporated by reference from Exhibit 99.8 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.13*
2015 Technip Incentive and Reward Plan (Stock Option Plan Rules) September 7, 2015 allocation (incorporated by reference from Exhibit 99.9 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.14*
2016 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) July 1, 2016 allocation (incorporated by reference from Exhibit 99.10 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.15*
2016 Technip Incentive and Reward Plan (Stock Option Plan Rules) July 1, 2016 allocation (incorporated by reference from Exhibit 99.11 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.16*
2016 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) December 6, 2016 allocation (incorporated by reference from Exhibit 99.12 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.17*	Form of TechnipFMC plc Executive Severance Agreement (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 2, 2020) (File No. 001-37983)
10.18*
Service Agreement between TechnipFMC plc and Thierry Pilenko dated January 16, 2017 (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K filed on April 2, 2018) (File No. 001-37983)

10.19*
Letter Agreement between TechnipFMC plc and Thierry Pilenko dated September 20, 2017 (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K filed on April 2, 2018) (File No. 001-37983)

10.20*	Form of Executive Director Appointment Letter (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.21	Form of Non-Executive Director Appointment Letter (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.22	Form of Director Deed of Indemnity (Directors) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.23*	Form of Deed of Indemnity (Executive Officers) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.24	Form of Director Deed of Indemnity (Executive Directors) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.25*	TechnipFMC plc Directors Deferred Compensation Plan
10.26
US$2,500,000,000 Facility Agreement, dated January 12, 2017, by and among FMC Technologies, Inc., Technip Eurocash SNC and TechnipFMC plc, as borrowers; JPMorgan Chase Bank, N.A., as agent; SG Americas Securities, LLC as syndication agent; and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)

10.27
Form of Commercial Paper Dealer Agreement, by and among FMC Technologies, Inc., as Issuer, TechnipFMC plc, as Guarantor, and the Dealer party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2017) (File No. 001-37983)

10.28
Separation and Distribution Agreement, dated as of January 7, 2021, by and between the Company and Technip Energies B.V. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.29
Share Purchase Agreement, dated as of January 7, 2021, by and between the Company and Bpifrance Participations SA (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.30
Relationship Agreement, dated as of January 7, 2021, by and among the Company, Technip Energies B.V. and Bpifrance Participations SA (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.31
Commitment Letter, dated as of January 7, 2021, by and among the Company and the financial institutions party thereto (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.32
Dealer Agreement, dated as of May 19, 2020 between TechnipFMC plc, as Issuer; FMC Technologies, Inc., as Guarantor; and Bank of America Merrill Lynch International DAC, as Arranger and Dealer (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2020) (File No. 001-37983)

10.33
Issuing and Paying Agency Agreement, dated as of May 19, 2020 between TechnipFMC plc, as Issuer; FMC Technologies, Inc., as Guarantor; and Bank of America, National Association, London Branch, as Issue and Paying Agent and Calculation Agent (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on May 21, 2020) (File No. 001-37983)

10.34
€500,000,000 Facility Agreement dated as of May 19, 2020 between TechnipFMC plc and Technip Eurocash SNC, as borrowers; HSBC France, as Agent; and the lenders party thereto (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on May 21, 2020) (File No. 001-37983)

10.35
Amendment and Restatement Agreement to €500,000,000 Facility Agreement dated as of June 12, 2020 between TechnipFMC plc and Technip Eurocash SNC, as borrowers; HSBC France, as Agent; and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2020) (File No. 001-37983)

10.36
Amendment No. 1 to $2,500,000,000 Facility Agreement, dated as of June 12, 2020, by and among TechnipFMC plc, FMC Technologies, Inc. and Technip Eurocash SNC, as borrowers; JPMorgan Chase Bank, N.A., as agent and an arranger; SG Americas Securities LLC as an arranger; and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2020) (File No. 001-37983)

10.37
Tax Matters Agreement, dated as of February 16, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.38
Employee Matters Agreement, dated as of February 15, 2021, by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.39
Transition Services Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.40
Patent License Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.41
Coexistence and Trademark Matters Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.42
Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

21.1	List of Significant Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates a management contract or compensatory plan or arrangement.

** Furnished with this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechnipFMC plc (Registrant)

By:	/S/ KRISZTINA DOROGHAZI
Krisztina Doroghazi Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: March 5, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

March 5, 2021	/S/ DOUGLAS J. PFERDEHIRT
Douglas J. Pferdehirt Chairman and Chief Executive Officer (Principal Executive Officer)

March 5, 2021	/S/ ALF MELIN
Alf Melin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 5, 2021	/S/ ELEAZAR DE CARVALHO FILHO
Eleazar de Carvalho Filho, Director

March 5, 2021	/S/ CLAIRE S. FARLEY
Claire S. Farley, Director

March 5, 2021	/S/ PETER MELLBYE
Peter Mellbye, Director

March 5, 2021	/S/ JOHN O’LEARY
John O’Leary, Director

March 5, 2021	/S/ MARGARETH ØVRUM
Margareth Øvrum, Director

March 5, 2021	/S/ KAY G. PRIESTLY
Kay G. Priestly, Director

March 5, 2021	/S/ JAMES M. RINGLER
James M. Ringler, Director

March 5, 2021	/S/ JOHN YEARWOOD
John Yearwood, Director