Form 10-Q
period 2021-03-31
TechnipFMC plc
filed 2021-05-03
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Ordinary shares, $1.00 par value per share	450,668,293

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
Risks related to Our Business and Industry
•demand for our products and services, which depends on oil and gas industry activity and expenditure levels that are directly affected by trends in demand for and price of crude oil and natural gas;
•unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation;
•our ability to develop, implement, and protect new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;
•the cumulative loss of major contracts, customers, or alliances;
•risks associated with the COVID-19 pandemic, the United Kingdom’s withdrawal from the European Union, disruptions in the political, regulatory, economic, and social conditions of the countries in which we conduct business;

•risks associated with The Depository Trust Company and Euroclear for clearance services for shares traded on the New York Stock Exchange (the “NYSE”) and the Euronext Paris Stock Exchange, respectively;

•our existing and future debt, which may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our obligations under our outstanding debt;

•a downgrade in our debt rating, which could restrict our ability to access the capital markets;

•risks related to our acquisition and divestiture activities;

Risks related to Our Operations

•risks related to our fixed price contracts, such as cost overruns;

•risks related to capital asset construction projects for vessels and manufacturing facilities, such as delays and cost overruns;

•our ability to timely deliver our backlog and its effect on our future sales, profitability, and customer relationships;

•our reliance on subcontractors, suppliers and joint venture partners in the performance of our contracts;

•failure of our information technology infrastructure, including as a result of cyber-attacks, and actual or perceived failure to comply with data security and privacy obligations;

•piracy risks for our maritime employees and assets;
Risks related to Legal Proceedings, Tax, and Regulatory Matters
•potential liabilities arising out of the installation or use of our products, which may not be covered by insurance or may be in excess of policy limits, of for which expected recoveries may not be realized;
•U.S. and international laws and regulations, including those related to environmental protection and climate change, health and safety, privacy, data protection and data security, labor and employment, import/export controls, currency change, bribery and corruption, and taxation, that may increase our costs, limit the demand for our products and services or restrict our operations;
•risks associated with being an English public limited company, including the need to meet certain additional financial requirements before we may declare dividends or repurchase shares and shareholder approval of certain capital structure decisions, which may limit our flexibility to manage our capital;
•the outcome of uninsured claims and litigation against us;
•risks associated with tax liabilities, changes in U.S. federal or international tax laws or interpretations to which we are subject; and
Risks related to the Spin-off and the Related Transactions
•future liabilities related to the Spin-off (as defined herein) or our inability to achieve some or all of the anticipated benefits;
•risks associated with being a significant shareholder in Technip Energies N.V. (“Technip Energies”), including potential fluctuation in the value of our investment in Technip Energies;
General Risk Factors
•our ability to hire and/or retain the services of key managers and employees;
•the potential impacts of seasonal and weather conditions;
•currency exchange rate fluctuations associated with our international operations;
•such other risk factors as set forth in our filings with the U.S. Securities and Exchange Commission and in our filings with the Autorité des marchés financiers.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2021	2020
Revenue
Service revenue	$826.2	$773.6
Product revenue	773.0	758.0
Lease revenue	32.8	51.0
Total revenue	1,632.0	1,582.6

Costs and expenses
Cost of service revenue	743.8	704.4
Cost of product revenue	671.2	661.7
Cost of lease revenue	26.2	38.0
Selling, general and administrative expense	147.6	195.3
Research and development expense	16.5	25.4
Impairment, restructuring and other expenses (Note 16)	25.5	3,199.1
Total costs and expenses	1,630.8	4,823.9

Other income (expense), net	35.6	(7.9)
Income from equity affiliates (Note 11)	7.7	21.1
Income from investment in Technip Energies (Note 11)	470.1	—
Income (loss) before net interest expense and income taxes	514.6	(3,228.1)
Interest income	4.1	9.8
Interest expense	(38.6)	(32.8)
Loss on early extinguishment of debt	(23.5)	—
Income (loss) before income taxes	456.6	(3,251.1)
Provision (benefit) for income taxes (Note 18)	24.5	(23.2)
Income (loss) from continuing operations	432.1	(3,227.9)
Income from continuing operations attributable to non-controlling interests	(1.8)	(6.9)
Income (loss) from continuing operations attributable to TechnipFMC plc	430.3	(3,234.8)
Income (loss) from discontinued operations	(60.2)	(17.8)
Income from discontinued operations attributable to non-controlling interests	(1.9)	(3.5)
Net Income (loss) attributable to TechnipFMC plc	$368.2	$(3,256.1)

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.96	$(7.23)
Diluted	$0.95	$(7.23)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$(0.14)	$(0.05)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.82	$(7.28)
Diluted	$0.81	$(7.28)

Weighted average shares outstanding (Note 6)
Basic	449.7	447.5
Diluted	451.1	447.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net income (loss) attributable to TechnipFMC plc	$368.2	$(3,256.1)
Income from continuing operations attributable to non-controlling interests	(1.8)	(6.9)
Income from discontinued operations attributable to non-controlling interests	(1.9)	(3.5)
Net Income (loss) attributable to TechnipFMC plc, including non-controlling interest	371.9	(3,245.7)

Foreign currency translation adjustments(a)	(28.1)	(217.9)

Net losses on hedging instruments
Net losses arising during the period	(14.5)	(89.3)
Reclassification adjustment for net (gains) losses included in net income	(2.7)	0.1
Net losses on hedging instruments(b)	(17.2)	(89.2)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	3.5	(0.7)
Reclassification adjustment for amortization of prior service cost included in net loss	0.1	0.3
Reclassification adjustment for amortization of net actuarial loss included in net loss	4.8	2.2
Net pension and other postretirement benefits(c)	8.4	1.8
Other comprehensive income (loss), net of tax	(36.9)	(305.3)
Comprehensive income (loss)	335.0	(3,551.0)
Comprehensive (income) loss attributable to non-controlling interest	(3.8)	0.7
Comprehensive income (loss) attributable to TechnipFMC plc	$331.2	$(3,550.3)

(a)Net of income tax benefit of nil and nil for the three months ended March 31, 2021 and 2020, respectively.
(b)Net of income tax benefit of $4.9 million and $22.5 million for the three months ended March 31, 2021 and 2020, respectively.
(c)Net of income tax expense of $(2.1) million and $(0.6) million for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$752.8	$1,269.2
Trade receivables, net of allowances of $38.5 in 2021 and $40.2 in 2020	1,046.4	987.1
Contract assets, net of allowances of $1.1 in 2021 and $2.4 in 2020	1,008.7	934.1
Inventories, net (Note 8)	1,164.8	1,252.8
Derivative financial instruments (Note 19)	203.5	268.7
Income taxes receivable	131.6	276.8
Advances paid to suppliers	80.6	96.3
Other current assets (Note 9)	625.8	662.9
Investment in Technip Energies	1,249.0	—
Current assets of discontinued operations	—	5,696.8
Total current assets	6,263.2	11,444.7
Investments in equity affiliates	316.9	305.5
Property, plant and equipment, net of accumulated depreciation of $2,400.6 in 2021 and $2,154.2 in 2020	2,690.8	2,744.7
Operating lease right-of-use assets	750.5	784.9
Finance lease right-of-use assets	51.5	27.5
Intangible assets, net of accumulated amortization of $422.8 in 2021 and $493.1 in 2020	832.7	851.3
Deferred income taxes	57.3	49.4
Derivative financial instruments (Note 19)	35.3	29.2
Other assets	167.3	161.8
Non-current assets of discontinued operations	—	3,293.6
Total assets	$11,165.5	$19,692.6

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 13)	$96.8	$624.7
Operating lease liabilities	161.6	195.5
Finance lease liabilities	51.1	26.9
Accounts payable, trade	1,247.9	1,195.2
Contract liabilities	892.5	1,045.7
Accrued payroll	178.4	186.8
Derivative financial instruments (Note 19)	172.5	157.5
Income taxes payable	84.9	61.5
Other current liabilities (Note 9)	985.6	800.1
Current liabilities of discontinued operations	—	6,121.3
Total current liabilities	3,871.3	10,415.2
Long-term debt, less current portion (Note 13)	2,434.3	2,835.5
Operating lease liabilities, less current portion	656.4	632.8
Deferred income taxes	60.7	79.3
Accrued pension and other post-retirement benefits, less current portion	248.9	268.4
Derivative financial instruments (Note 19)	34.2	18.8
Other liabilities	119.6	103.3
Non-current liabilities of discontinued operations	—	1,081.3
Total liabilities	7,425.4	15,434.6
Commitments and contingent liabilities (Note 17)
Mezzanine equity
Redeemable non-controlling interest	44.6	43.7
Stockholders’ equity (Note 14)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2021 and 2020; 449.8 shares and 449.5 shares issued and outstanding in 2021 and 2020, respectively	449.8	449.5
Capital in excess of par value of ordinary shares	9,152.1	10,242.4
Accumulated deficit	(4,547.0)	(4,915.2)
Accumulated other comprehensive loss	(1,400.8)	(1,622.5)
Total TechnipFMC plc stockholders’ equity	3,654.1	4,154.2
Non-controlling interests	41.4	40.4
Non-controlling interests of discontinued operations	—	19.7
Total equity	3,695.5	4,214.3
Total liabilities and equity	$11,165.5	$19,692.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Three Months Ended March 31,
	2021	2020
Cash provided (required) by operating activities
Net income (loss) from continuing operations	$432.1	$(3,227.9)
Adjustments to reconcile income (loss) from continuing operations to cash provided (required) by operating activities
Depreciation	71.1	78.4
Amortization	24.1	25.5
Impairments	18.8	3,188.0
Employee benefit plan and share-based compensation costs	4.7	16.3
Deferred income tax benefit, net	(31.9)	(58.7)
Income from investment in Technip Energies	(470.1)	—
Unrealized loss on derivative instruments and foreign exchange	(5.5)	92.6
Income from equity affiliates, net of dividends received	(7.7)	(22.1)
Loss on early extinguishment of debt	23.5	—
Other	(0.1)	(5.1)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(165.6)	38.3
Inventories, net	66.0	(29.1)
Accounts payable, trade	84.8	(56.9)
Contract liabilities	(132.9)	50.3
Income taxes payable (receivable), net	165.3	43.4
Other current assets and liabilities, net	100.7	(676.7)
Other noncurrent assets and liabilities, net	4.2	103.9
Cash provided (required) by operating activities from continuing operations	181.5	(439.8)
Cash provided by operating activities from discontinued operations	66.3	467.7
Cash provided by operating activities	247.8	27.9

Cash provided (required) by investing activities
Capital expenditures	(44.2)	(75.5)
Proceeds from sale of debt securities	24.2	—
Cash received from divestiture	—	2.5
Proceeds from sale of assets	4.4	7.1
Proceed from sale of investment in Technip Energies	100.0	—
Advances from BPI	100.0	—
Proceeds from repayment of advances to joint venture	12.5	—
Other	—	1.9
Cash provided (required) by investing activities from continuing operations	196.9	(64.0)
Cash required by investing activities from discontinued operations	(4.5)	(9.5)
Cash provided (required) by investing activities	192.4	(73.5)

Cash provided (required) by financing activities
Net increase in short-term debt	6.2	73.6
Net decrease in commercial paper	(953.1)	(309.2)
Proceeds from revolving credit facility	200.0	500.0
Proceeds from issuance of long-term debt	1,000.0	—
Repayments of long-term debt	(1,065.8)	—
Payments for debt issuance costs	(53.5)	—
Payments related to taxes withheld on share-based compensation	—	(3.2)
Cash paid for finance leases	(0.4)	—
Cash provided (required) by financing activities from continuing operations	(866.6)	261.2
Cash provided (required) by financing activities from discontinued operations	(79.1)	(458.2)
Cash required by financing activities	(945.7)	(197.0)
Effect of changes in foreign exchange rates on cash and cash equivalents	(10.9)	(9.7)
Decrease in cash and cash equivalents	(516.4)	(252.3)
Cash and cash equivalents, beginning of period	1,269.2	1,188.0
Cash and cash equivalents, end of period	$752.8	$935.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2021 and 2020

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2019	447.1	10,182.8	(1,563.1)	(1,407.5)	28.8	7,688.1
Adoption of accounting standards (Note 3)	—	—	(7.8)	—	—	(7.8)
Net income (loss)	—	—	(3,256.1)	—	10.4	(3,245.7)
Other comprehensive loss	—	—	—	(294.2)	(11.1)	(305.3)
Issuance of ordinary shares	1.2	(7.6)	—	—	—	(6.4)
Cash dividends declared ($0.13 per share)	—	—	(59.2)	—	—	(59.2)
Share-based compensation (Note 15)	—	21.6	—	—	—	21.6
Other	—	—	(0.8)	—	0.3	(0.5)
Balance as of March 31, 2020	448.3	10,196.8	(4,887.0)	(1,701.7)	28.4	4,084.8

Balance as of December 31, 2020	449.5	10,242.4	(4,915.2)	(1,622.5)	60.1	4,214.3
Net income (loss)	—	—	368.2	—	3.7	371.9
Other comprehensive loss	—	—	—	(37.0)	0.1	(36.9)
Issuance of ordinary shares	0.3	—	—	—	—	0.3
Share-based compensation (Note 15)	—	3.4	—	—	—	3.4
Spin-off of Technip Energies (Note 2)	—	(1,093.7)	—	258.7	(19.9)	(854.9)
Other	—	—	—	—	(2.6)	(2.6)
Balance as of March 31, 2021	449.8	9,152.1	(4,547.0)	(1,400.8)	41.4	3,695.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC”, the “Company,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2020.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, as well as adjustments to our financial position pursuant to a business combination, necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2021.
NOTE 2. DISCONTINUED OPERATIONS
The Spin-off

On February 16, 2021, we completed our separation into two independent publicly traded companies: TechnipFMC, a fully integrated technology and service provider, and Technip Energies, a leading engineering and technology player (“Technip Energies”). The transaction was structured as a spin-off (the “Spin-off”), which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1 percent of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., Eastern Standard time on the record date, February 17, 2021. Technip Energies N.V. is now an independent public company and its shares trade under the ticker symbol “TE” on the Euronext Paris Stock Exchange.
In connection with the Spin-off, TechnipFMC and Technip Energies entered into a separation and distribution agreement, as well as various other agreements, including among others a tax matters agreement, an employee matters agreement and a transition services agreement and certain agreements relating to intellectual property. These agreements provide for the allocation between TechnipFMC and Technip Energies of assets, employees, liabilities and obligations attributable to periods prior to, at and after the Spin-off.
Discontinued Operations
The Spin-off represented a strategic shift that will have a major impact to our operations and consolidated financial statements, accordingly Technip Energies has been presented as discontinued operations in the consolidated statements of income, consolidated balance sheets and the consolidated statements of cash flows. Therefore, the results of Technip Energies were presented as discontinued operations for the three months ended March 31, 2021 and 2020 including the historical results of Technip Energies prior to the Distribution on February 16, 2021. Our condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of cash flows and notes to the condensed consolidated financial statements have been updated to reflect continuing operations only.
The following table summarizes the components of income from discontinued operations, net of tax:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Revenue	$906.0	$1,547.7
Costs and expenses	889.3	1,442.4
Other income and interest expense, net	(18.6)	(62.2)
Income (loss) from discontinued operations before income taxes	$(1.9)	$43.1
Income (loss) from discontinued operations, net of income taxes	$(60.2)	$(17.8)
Assets and liabilities of discontinued operations are summarized below:

December 31,
(In millions)	2020
Assets
Cash and cash equivalents	$3,538.6
Trade receivables, net of allowances	1,302.7
Contract assets	333.5
Other current assets	522.0
Total current assets of discontinued operations	5,696.8
Property, plant and equipment, net of accumulated depreciation	117.1
Goodwill	2,512.5
Other assets	664.0
Total non-current assets of discontinued operations	3,293.6
Total assets of discontinued operations	$8,990.4

Liabilities
Accounts payable, trade	$1,545.1
Contract liabilities	3,690.4
Other current liabilities	885.8
Total current liabilities of discontinued operations	6,121.3
Long-term debt, less current portion	482.2
Operating lease liabilities	248.2
Other liabilities	350.9
Total non-current liabilities of discontinued operations	1,081.3
Total liabilities of discontinued operations	$7,202.6
On February 16, 2021, all assets and liabilities of Technip Energies were spun-off, therefore, as of March 31, 2021, there were no assets and liabilities classified as discontinued operations.

NOTE 3. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. We adopted this amendment as of January 1, 2021, which did not have a material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes to Topic 740—Simplifying the Accounting for Income Taxes.” The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This update also improves and simplifies areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. We adopted this amendment as of January 1, 2021, which did not have a material impact on our condensed consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, "Investments—Equity Securities (Topic 321)," “Investments—Equity Method and Joint Ventures (Topic 323),” and “Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815,” and made targeted improvements to address certain aspects of accounting for financial instruments. This update clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU also clarifies that, when determining the accounting for certain forward contracts and purchased options, a company should not consider whether underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. We adopted this amendment as of January 1, 2021, which did not have a material impact on our condensed consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements.” The amendments in this update improve consistency by amending the accounting standards codification (the “Codification”) to include all disclosure guidance in the appropriate sections and clarify the application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. We adopted this update at January 1, 2021, which did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards under GAAP
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).” In addition, in January 2021, FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” which clarifies the scope of Topic 848. The amendments in these updates apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)”. This update simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We do not anticipate the adoption of this update to have a material impact on our condensed consolidated financial statements.
NOTE 4. REVENUE
The majority of our revenue is from long-term contracts associated with designing and manufacturing products and systems and providing services to customers involved in exploration and production of crude oil and natural gas.
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types.

The following tables present products and services revenue by geography for each reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021		March 31, 2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe, Russia, Central Asia	$255.9	$42.1	$423.1	$50.3
Americas	561.7	75.2	436.5	149.3
Asia Pacific	241.6	24.0	137.6	34.3
Africa	292.2	8.2	214.6	13.6
Middle East	23.8	74.5	21.8	50.5
Total products and services revenue	$1,375.2	$224.0	$1,233.6	$298.0

The following tables present revenue by contract type for each reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021		March 31, 2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$793.4	$32.8	$717.5	$56.1
Products	581.8	191.2	516.1	241.9
Total products and services revenue	1,375.2	224.0	1,233.6	298.0
Lease	11.3	21.5	19.5	31.5
Total revenue	$1,386.5	$245.5	$1,253.1	$329.5
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the condensed consolidated balance sheets.
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of March 31, 2021 and December 31, 2020:

(In millions)	March 31, 2021	December 31, 2020	$ change	% change
Contract assets	$1,008.7	$934.1	$74.6	8.0
Contract (liabilities)	(892.5)	(1,045.7)	153.2	14.7
Net contract assets (liabilities)	$116.2	$(111.6)	$227.8	204.1
The increase in our contract assets from December 31, 2020 to March 31, 2021 was primarily due to the timing of project milestones.
The decrease in our contract liabilities was primarily due to completion of performance obligations for contracts, for which consideration was received in advance of the work performed during the period.

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases contract asset balance. Revenue recognized for the three months ended March 31, 2021 that was included in the contract liabilities balance at December 31, 2020 was $128.4 million. Revenue recognized for the three months ended March 31, 2020 that was included in the contract liabilities balance at December 31, 2019 was $143.4 million.
For the three months ended March 31, 2021 and 2020, we recognized $(5.3) million and $(11.8) million, respectively, related to the unfavorable changes in estimates of contract revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of March 31, 2021, the aggregate amount of the transaction price allocated to order backlog was $7,221.4 million. We expect to recognize revenue on approximately 44.7% of the order backlog through 2021 and 55.3% thereafter.
The following table details the order backlog for each business segment as of March 31, 2021:

(In millions)	2021	2022	Thereafter
Subsea	$2,954.0	$2,534.2	$1,368.9
Surface Technologies	274.5	87.9	1.9
Total order backlog	$3,228.5	$2,622.1	$1,370.8
NOTE 5. BUSINESS SEGMENTS
Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide, which corresponds to the manner in which our Chairman and Chief Executive Officer, as our chief operating decision maker, reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. Subsequent to the Spin-off, we now operate under two reporting segments: Subsea and Surface Technologies:
•Subsea - designs and manufactures products and systems, and provides services used by oil and gas companies involved in offshore deep water exploration and production of crude oil and natural gas, while developing renewable alternatives to serve new energy industries.
•Surface Technologies - designs and manufactures products and systems and provides services used by oil and gas companies involved in land and shallow water exploration and production of crude oil and natural gas; designs, manufactures, and supplies technologically advanced high-pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services.
Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in computing segment operating profit. The following items have been excluded in computing segment operating profit (loss): corporate staff expense, foreign exchange gains (losses), income from investment in Technip Energies, net interest income (expense) associated with corporate debt facilities and income taxes.

Segment revenue and segment operating profit (loss) were as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Segment revenue
Subsea	$1,386.5	$1,253.1
Surface Technologies	245.5	329.5
Total revenue	$1,632.0	$1,582.6

Segment operating profit (loss)
Subsea	$37.0	$(2,750.7)
Surface Technologies	8.2	(424.0)
Total segment operating profit (loss)	$45.2	$(3,174.7)

Corporate items
Corporate expense(a)	(28.8)	(30.3)
Net interest expense	(34.5)	(23.0)
Loss on early extinguishment of debt	(23.5)	—
Income from investment in Technip Energies	470.1	—
Foreign exchange gains (losses)	28.1	(23.1)
Total corporate items	411.4	(76.4)
Income (loss) before income taxes(b)	$456.6	$(3,251.1)
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, impairment, restructuring and other expense, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.

NOTE 6. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2021	2020
Income (loss) from continuing operations attributable to TechnipFMC plc	$430.3	$(3,234.8)
Income (loss) from discontinued operations attributable to TechnipFMC plc	(62.1)	(21.3)
Net Income (loss) attributable to TechnipFMC plc	$368.2	$(3,256.1)

Weighted average number of shares outstanding	449.7	447.5
Dilutive effect of restricted stock units	1.4	—
Total shares and dilutive securities	451.1	447.5

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.96	$(7.23)
Diluted	$0.95	$(7.23)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$(0.14)	$(0.05)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.82	$(7.28)
Diluted	$0.81	$(7.28)
For the three months ended March 31, 2020, we incurred a loss from continuing operations; therefore, the impact of 2.7 million shares were anti-dilutive.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
(millions of shares)	2021	2020
Share option awards	1.7	4.7
Restricted share units	4.9	1.1
Performance shares	—	2.5
Total	6.6	8.3

NOTE 7. RECEIVABLES

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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of March 31, 2021.

(In millions)	Year of origination	Balance as of March 31, 2021	Balance as of December 31, 2020
Loans receivables, security deposits and other
Moody’s rating Ba2	2019	$98.5	$107.6

Debt securities at amortized cost
Moody’s rating B3	2019	—	23.7
Total financial assets		$98.5	$131.3
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

The table below shows the roll-forward of allowance for credit losses as of March 31, 2021 and 2020, respectively.

	Balance as of March 31, 2021
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Beginning balance in allowance for credit losses	$40.2	$2.4	$7.5	$0.4	$0.5
Current period provision (release) for expected credit losses	3.8	(0.6)	(0.5)	0.2	(0.5)
Recoveries	(5.5)	(0.7)	(1.1)	—	—
Ending balance in the allowance for credit losses	$38.5	$1.1	$5.9	$0.6	$—

	Balance as of March 31, 2020
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Beginning balance in allowance for credit losses	$59.4	$4.5	$9.5	$0.7	$1.1
Current period provision for expected credit losses	1.6	—	—	—	—
Recoveries	(2.6)	—	(0.5)	—	—
Ending balance in the allowance for credit losses	$58.4	$4.5	$9.0	$0.7	$1.1
Other than certain trade receivables due in one year or less, we do not have any financial assets that are past due or are on non-accrual status.
NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2021	December 31, 2020
Raw materials	$222.6	$270.3
Work in process	227.5	242.7
Finished goods	714.7	739.8
Inventories, net	$1,164.8	$1,252.8

NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	March 31, 2021	December 31, 2020
Value - added tax receivables	$260.1	$236.4
Prepaid expenses	95.4	78.1
Other tax receivables	80.0	73.8
Sundry receivables	74.1	138.4
Assets held for sale	47.4	47.3
Current financial assets at amortized cost	30.9	40.6
Held-to-maturity investments	—	24.2
Other	37.9	24.1
Total other current assets	$625.8	$662.9
Other current liabilities consisted of the following:

(In millions)	March 31, 2021	December 31, 2020
Warranty accruals and project contingencies	$193.2	$168.8
Legal provisions	129.6	127.6
Value - added tax and other taxes payable	126.2	91.4
BPI Share Purchase Agreement payable	100.0	—
Social security liability	65.9	67.9
Taxes payable to Technip Energies due to separation	59.0	—
Provisions	36.1	53.0
Compensation accrual	18.6	54.3
Current portion of accrued pension and other post-retirement benefits	7.1	6.9
Other accrued liabilities	249.9	230.2
Total other current liabilities	$985.6	$800.1

NOTE 10. WARRANTY OBLIGATIONS
Warranty obligations are included within “Other current liabilities” in our consolidated balance sheets as of March 31, 2021 and December 31, 2020. A reconciliation of warranty obligations for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Balance at beginning of period	$109.5	$121.7
Warranty expenses	12.5	6.1
Adjustment to existing accruals	(12.3)	23.8
Claims paid	(3.0)	(0.9)
Balance at end of period	$106.7	$150.7

NOTE 11. EQUITY METHOD INVESTMENTS
Our income from equity affiliates during the three months ended March 31, 2021 and 2020 was $7.7 million and $21.1 million, respectively, and included within our Subsea segment.
Investment in Technip Energies
As discussed in Note 2, immediately following the completion of the Spin-off, we owned 49.9% of the outstanding shares of Technip Energies. On January 7, 2021, Bpifrance Participations SA (“BPI”) entered into a share purchase agreement with us (the “Share Purchase Agreement”) pursuant to which BPI agreed to purchase a portion of our retained stake in Technip Energies N.V. (the “BPI Investment”) for $200.0 million (the “Purchase Price”), subject to certain adjustments. On March 31, 2021, BPI ultimately purchased 7.5 million shares in Technip Energies from us for $100.0 million. Accordingly, on April 8, 2021, we refunded $100.0 million to BPI as a result of their revised level of investment. As of March 31, 2021, we owned 82.3 million shares, representing 45.7% of the outstanding shares of Technip Energies.
On April 27, 2021 we further reduced our ownership in Technip Energies and agreed to sell Technip Energies shares, representing approximately a total of 15% of Technip Energies’ share capital, through a private placement and the concurrent sale to Technip Energies. See Note 21 for details. We do not intend to remain a long-term shareholder of Technip Energies and will exit our ownership stake in a timely and orderly manner within a year.
At the Spin-off date, on initial recognition of the investment, we elected to account for our investment in Technip Energies at fair value with all subsequent changes in fair value for the investment reported in our consolidated statement of income.
For the three months ended March 31, 2021, we recognized $470.1 million of income related to our investment in Technip Energies. The amount recognized was comprised of a purchase price discount on sale of shares to BPI and a fair value revaluation gain of our investment. The carrying amount of the investment as of March 31, 2021 was $1,249.0 million.

NOTE 12. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Accounts receivable consisted of receivables due from the following related parties:

(In millions)	March 31, 2021	December 31, 2020
Technip Energies	$130.5	$—
Equinor ASA	32.1	24.1
Dofcon Navegacao	2.9	4.2
Techdof Brasil AS	6.5	8.0
Others	2.1	1.7
Total accounts receivable	$174.1	$38.0
Dofcon Navegacao is an equity method affiliate. Techdof Brasil AS is a wholly owned subsidiary of Dofcon Brasil AS, our equity method affiliate. In October 2020, a prior member of our Board of Directors was an executive of Equinor ASA. One member of our Board of Directors serves on the Board of Directors for Storengy.
Accounts payable consisted of payables due to the following related parties:

(In millions)	March 31, 2021	December 31, 2020
Technip Energies	$216.7	$—
Dofcon Navegacao	1.9	1.5
Others	4.0	3.1
Total accounts payable	$222.6	$4.6

Additionally, we have a note receivable from Dofcon Brasil AS for $25.3 million and $37.6 million as of March 31, 2021 and December 31, 2020, respectively. Dofcon Brasil AS is a variable interest entity and accounted for as an equity method investment.
Revenue consisted of amounts from the following related parties:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Equinor ASA	$95.5	$—
Technip Energies	1.5	—
Techdof Brasil AS	3.5	1.3
Others	3.1	3.0
Total revenue	$103.6	$4.3

Expenses consisted of amounts to the following related parties:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Technip Energies	$0.6	$—
Dofcon Navegacao	6.6	8.0
Arkema S.A.	0.7	0.4
Magma Global Limited	1.5	0.7
IFP Energies Nouvelles	0.9	1.1
Serimax Holdings SAS	—	0.2
Others	6.6	5.9
Total expenses	$16.9	$16.3
Serimax Holdings SAS and Magma Global Limited are equity method investments. A former member of our Board of Directors serves on the Board of Directors for Arkema S.A. A former member of our Board of Directors served as an executive officer of IFP Energies nouvelles until June 2020.
NOTE 13. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	March 31, 2021	December 31, 2020
Senior secured revolving credit facility	$200.0	$—
Commercial paper	21.2	1,043.7
Synthetic bonds due 2021	—	551.2
3.45% Senior Notes due 2022	—	500.0
3.40% 2012 Private placement notes due 2022	176.1	184.0
3.15% 2013 Private placement notes due 2023	299.3	312.9
5.75% 2020 Private placement notes due 2025	234.8	245.4
6.50% Senior notes due 2026	1,000.0	—
4.00% 2012 Private placement notes due 2027	88.0	92.0
4.00% 2012 Private placement notes due 2032	117.4	122.7
3.75% 2013 Private placement notes due 2033	117.4	122.7
Bank borrowings and other	313.7	298.4
Unamortized debt issuance costs and discounts	(36.8)	(12.8)
Total debt	2,531.1	3,460.2
Less: current borrowings (a)	96.8	624.7
Long-term debt	$2,434.3	$2,835.5
(a) As of March 31, 2021 and December 31, 2020, current borrowings consisted primarily of bank borrowings and notes with current maturities of 12 months.
Debt Financing Transactions in Connection with the Spin-off
In connection with the Spin-off, we executed a series of refinancing transactions, in order to provide a capital structure with sufficient cash resources to support future operating and investment plans.

Debt Issuance

•On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multicurrency revolving credit facility (“Revolving Credit Facility”) including a $450.0 million letter of credit subfacility; and

•On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”).

Repayment of Debt

The proceeds from the debt issuance described above along with the available cash on hand were used to fund:

•The repayment of all $542.4 million of the outstanding Synthetic Convertible Bonds that matured in January 2021;

•The repayment of all $500.0 million aggregate principal amount of outstanding 3.45% Senior Notes due 2022. In connection with the repayment, we recorded a loss on extinguishment of debt of $23.5 million related to the difference between the amount paid and the net carrying value of the debt; and

•The termination of the $2.5 billion senior unsecured revolving credit facility entered into on January 17, 2017; and the termination of the €500.0 million Euro Facility entered into on May 19, 2020; and the termination of the CCFF Program entered into on May 19, 2020. In connection with the termination of these credit facilities, we repaid $830.9 million of the outstanding commercial paper borrowings.

Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multicurrency Revolving Credit Facility including a $450.0 million letter of credit subfacility. We incurred $27.9 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in Other Assets in our condensed consolidated balance sheet as of March 31, 2021. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of March 31, 2021, there were no letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $800.0 million.
Borrowings under the Revolving Credit Facility bear interest at the following rates, plus an applicable margin, depending on currency:
•U.S. dollar-denominated loans bear interest, at the Company’s option, at a base rate or an adjusted rate linked to the London interbank offered rate (“Adjusted LIBOR”);

•Sterling denominated loans bear interest at Adjusted LIBOR; and

•Euro-denominated loans bear interest on an adjusted rate linked to the Euro interbank offered rate.

The applicable margin for borrowings under the Revolving Credit Facility ranges from 2.50% to 3.50% for eurocurrency loans and 1.50% to 2.50% for base rate loans, depending on a total leverage ratio. The Revolving Credit Facility is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants. As of March 31, 2021, we were in compliance with all restrictive covenants under the Revolving Credit Facility.
2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026. The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly-owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in Long-term debt in our condensed consolidated balance sheet as of March 31, 2021. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method.
Commercial paper - As of March 31, 2021 and December 31, 2020, we had $21.2 million and $1,043.7 million of commercial paper outstanding, respectively. Commercial paper borrowings were issued at market interest rates. As of March 31, 2021, our commercial paper borrowings had a weighted average interest rate of 0.48% on the U.S.

dollar denominated borrowings. In accordance with the terms of the new Revolving Credit Facility, we do not have an ability to issue any new commercial paper notes going forward.
Bank borrowings - Include term loans issued in connection with financing for certain of our vessels and amounts outstanding under our foreign committed credit lines.
NOTE 14. STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2020	$(1,401.2)	$34.0	$(255.3)	$(1,622.5)	$(4.1)
Other comprehensive income (loss) before reclassifications, net of tax	(28.2)	(14.5)	3.5	(39.2)	0.1
Reclassification adjustment for net losses included in net income (loss), net of tax	—	(2.7)	4.9	2.2	—
Other comprehensive income (loss), net of tax	(28.2)	(17.2)	8.4	(37.0)	0.1
Spin-off of Technip Energies	241.2	(19.7)	37.2	258.7	—
March 31, 2021	$(1,188.2)	$(2.9)	$(209.7)	$(1,400.8)	$(4.0)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(10.4)	$(11.1)	Revenue
	8.3	9.8	Cost of sales
	0.1	—	Selling, general and administrative expense
	4.0	1.0	Other income (expense), net
	2.0	(0.3)	Income (loss) before income taxes
	(0.7)	(0.2)	Provision for income taxes
	$2.7	$(0.1)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	(0.1)	(0.3)	(a)
Amortization of net actuarial loss	(6.9)	(2.8)	(a)
	(7.0)	(3.1)	Income (loss) before income taxes
	(2.1)	(0.6)	Provision for income taxes
	$(4.9)	$(2.5)	Net income (loss)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

NOTE 15. SHARE-BASED COMPENSATION
Under the Amended and Restated TechnipFMC plc Incentive Award Plan (the “Plan”), we may grant certain incentives and awards to our officers, employees, non-employee directors, and consultants of the Company and its subsidiaries. Awards may include share options, share appreciation rights, performance stock units, restricted stock units, restricted shares or other awards authorized under the Plan. Under the Plan, 24.1 million ordinary shares were authorized for awards in 2017. On the record date of the Spin-off, 11.9 million shares remained available under the Plan, which were adjusted to reflect the Spin-off using an adjustment ratio, calculated as the ratio of the closing price of shares of TechnipFMC common stock on the NYSE on the date immediately prior to the Spin-off to the closing price of shares of TechnipFMC on the NYSE on the date immediately after the Spin-off. After this adjustment, 15.2 million ordinary shares remained authorized for awards under the Plan as of February 17, 2021.
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for non-vested share options and time-based and performance-based restricted stock units was $3.4 million and $21.6 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 16. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Subsea	$19.7	2,773.6
Surface Technologies	2.8	424.4
Corporate and other	3.0	1.1
Total impairment, restructuring and other expenses	$25.5	$3,199.1
Goodwill and Long-Lived Assets Impairments
Goodwill and long-lived assets impairments were as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Subsea	$15.7	$2,776.5
Surface Technologies	0.1	411.5
Corporate and other	3.0	—
Total impairments	$18.8	$3,188.0
During the three months ended March 31, 2021, subsequent to the spin-off, certain real estate realization decisions were made and as a result, we recorded $18.8 million of impairment charges relating to our operating lease right-of-use assets.
During the three months ended March 31, 2020, triggering events were identified that led to impairments of certain long-lived assets, including goodwill. During the three months ended March 31, 2020, impairment charges of $3,188.0 million were recorded. These charges included goodwill impairment charges of $2,747.5 million and $335.9 million in our Subsea and Surface Technologies segments, respectively.
For other long-lived assets, a conclusion was made that the market uncertainty was a triggering event for certain asset groups that serve short-cycle businesses in our Subsea and Surface Technologies segments. Assessing these asset groups for recoverability required the use of unobservable inputs that require significant judgment. Such judgments include expected future asset utilization while taking into account reduced future capital spending by certain customers in response to market conditions. As a result of this assessment, impairment charges of $29.0 million for Subsea, consisting mostly of installation and service equipment, and $75.6 million for Surface

Technologies, consisting of North America-based fracturing and wellhead assets were recorded during the three months ended March 31, 2020.
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
Restructuring and Other Expenses
Restructuring and other charges primarily consisted of severance and other employee related costs and COVID-19 related expenses across all segments. Restructuring and other expenses were as follows:

	Three Months Ended March 31,
	2021	2020
(In millions)	Restructuring and other charges	Restructuring and other charges	COVID-19 expenses
Subsea	$4.0	$(6.9)	$4.0
Surface Technologies	2.7	11.8	1.1
Corporate and other	—	1.1	—
Total	$6.7	$6.0	$5.1

During the three months ended March 31, 2020, we incurred $5.1 million of COVID-19 related expenses. These expenses represent unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of the COVID-19 pandemic situation, which would not have been incurred otherwise.
Prolonged uncertainty in energy markets could lead to further reductions in capital spending from our customer base. In turn, this may lead to changes in our strategy. We will continue to take actions to mitigate the adverse effects of the changing market environment and expect to continue to adjust our cost structure to market conditions. If market conditions deteriorate, we may record additional restructuring charges and additional impairments of our long-lived assets, operating lease right-of-use assets and equity method investments.
NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES
Contingent liabilities associated with guarantees - In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds, and other guarantees with financial institutions for the benefit of our customers, vendors, and other parties. The majority of these financial instruments expire within five years. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
Guarantees consisted of the following:

(In millions)	March 31, 2021	December 31, 2020
Financial guarantees (a)	$98.4	$104.9
Performance guarantees (b)	1,146.8	1,353.9
Maximum potential undiscounted payments	$1,245.2	$1,458.8
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

Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at March 31, 2021 and December 31, 2020, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.

NOTE 18. INCOME TAXES
Our provision for income taxes for the three months ended March 31, 2021 and 2020 reflected effective tax rates of 5.4% and 0.7%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses including certain impairments in jurisdictions with a full valuation allowance, and a change in the forecasted earnings mix.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS
For purposes of mitigating the effect of changes in exchange rates, we hold derivative financial instruments to hedge the risks of certain identifiable and anticipated transactions and recorded assets and liabilities in our condensed consolidated balance sheets. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. Our policy is to hold derivatives only for the purpose of hedging risks associated with anticipated foreign currency purchases and sales created in the normal course of business, and not for trading purposes where the objective is solely to generate profit.
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of March 31, 2021, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	464.4	544.8
British pound	287.2	395.5
Brazilian real	1,320.1	231.8
Norwegian krone	1,155.3	135.7
Singapore dollar	103.5	77.0
Canadian dollar	31.2	24.7
Indian rupee	752.9	10.2
Kuwaiti dinar	(3.0)	(10.0)
Indonesian rupiah	(191,631.6)	(13.2)
Australian dollar	(157.1)	(119.6)
Malaysian ringgit	(732.2)	(176.6)
U.S. dollar	(105.2)	(105.2)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of March 31, 2021, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	64.8	11.4
Norwegian krone	(138.8)	(16.3)
Euro	(14.4)	(16.9)
U.S. dollar	20.7	20.7
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 20 for further details. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	March 31, 2021		December 31, 2020
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$199.7	$164.8	$189.5	$141.9
Long-term - Derivative financial instruments	35.3	33.8	28.9	18.8
Total derivatives designated as hedging instruments	235.0	198.6	218.4	160.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	3.8	7.7	79.2	15.6
Long-term - Derivative financial instruments	—	0.4	0.3	—
Total derivatives not designated as hedging instruments	3.8	8.1	79.5	15.6
Total derivatives	$238.8	$206.7	$297.9	$176.3
Cash flow hedges of forecasted transactions qualifying for hedge accounting, net of tax, resulted in accumulated other comprehensive losses of $4.4 million and $12.9 million as of March 31, 2021 and December 31, 2020, respectively. We expect to transfer an approximate $36.0 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2023.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended
	March 31,
(In millions)	2021	2020
Foreign exchange contracts	$(20.2)	$(91.7)
The following represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three months ended March 31, 2021 and 2020:

(In millions)	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income	$(10.4)	$8.3	$0.1	$4.0	$(11.1)	$9.8	$—	$0.5
Amounts excluded from effectiveness testing	1.0	(1.2)	0.9	(0.6)	1.2	(2.2)	—	(12.6)
Total cash flow hedge gain (loss) recognized in income	(9.4)	7.1	1.0	3.4	(9.9)	7.6	—	(12.1)
Total hedge gain (loss) recognized in income	$(9.4)	$7.1	$1.0	$3.4	$(9.9)	$7.6	$—	$(12.1)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	0.2	0.5	—	(11.4)	—	—	—	—
Total	$(9.2)	$7.6	$1.0	$(8.0)	$(9.9)	$7.6	$—	$(12.1)

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2021 and December 31, 2020, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2021			December 31, 2020
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$238.8	$(125.2)	$113.6	$297.9	$(128.7)	$169.2
Derivative liabilities	$206.7	$(125.2)	$81.5	$176.3	$(99.3)	$77.0
NOTE 20. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2021				December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Investment in Technip Energies	$1,249.0	$1,249.0	$—	$—	$—	$—	$—	$—
Equity securities(a)	24.3	24.3	—	—	23.4	23.4	—	—
Money market fund	1.9	—	1.9	—	1.7	—	1.7	—
Stable value fund(b)	0.8	—	—	—	0.9	—	—	—
Held-to-maturity debt securities	—	—	—	—	24.2	—	24.2	—
Derivative financial instruments
Foreign exchange contracts	238.8	—	238.8	—	297.9	—	297.9	—
Assets held for sale	47.4	—	—	47.4	47.3	—	—	47.3
Total assets	$1,562.2	$1,273.3	$240.7	$47.4	$395.4	$23.4	$323.8	$47.3
Liabilities
Derivative financial instruments
Foreign exchange contracts	206.7	—	206.7	—	176.3	—	176.3	—
Total liabilities	$206.7	$—	$206.7	$—	$176.3	$—	$176.3	$—
(a)Includes fixed income and other investments measured at fair value.
(b)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Investment in Technip Energies - The fair value of our investment in Technip Energies is based on quoted prices that we have the ability to access in public markets, see Note 11 for further details.
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
Assets held for sale - The fair value of our assets held for sale was determined using a market approach that took into consideration the expected sales price. As of March 31, 2021, our G1200 vessel is classified as held for sale. In March 2021, we entered into a Memorandum of Agreement to sell the vessel. The agreement is subject to certain conditions precedent to complete the transaction. We expect to complete the sale in the first half of 2021.

Redeemable non-controlling interest - We own a 51% share in Island Offshore Subsea AS that was subsequently renamed to TIOS AS. The non-controlling interest is recorded as mezzanine equity at fair value. The fair value measurement is based upon significant unobservable inputs not observable in the market and is consequently classified as a Level 3 in the fair value measurements hierarchy. As of March 31, 2021 and December 31, 2020, the fair value of our redeemable non-controlling interest was $44.6 million and $43.7 million, respectively.
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
We currently have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position. See Note 19 for further details.
Nonrecurring Fair Value Measurements
Fair value of long-lived, non-financial assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable.
The following summarizes impairments of long-lived assets and related post-impairment fair value for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
(In millions)	Impairment	Fair Value (a)	Impairment	Fair Value (a)
Long-lived assets	$18.8	$31.6	$104.6	$269.6
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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes, senior notes and synthetic bonds was $2,097.3 million and $2,199.2 million as of March 31, 2021 and December 31, 2020, respectively.
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
NOTE 21. SUBSEQUENT EVENT
On April 8, 2021, Pursuant to the “Share Purchase Agreement” with BPI, we refunded $100.0 million to BPI as a result of their revised level of investment.

On April 27, 2021 we sold 25 million Technip Energies shares, representing 14% of Technip Energies’ share capital, through a private placement by way of an accelerated bookbuild offering (the “Placement”). The sale price of the shares in the Placement was set at €11.10 per share, yielding total gross proceeds of €277.5 million or $335.2 million.
Concurrently with the Placement, Technip Energies purchased from TechnipFMC 1.8 million shares (equivalent to 1% of share capital) at €11.10 per share, corresponding to the price of the Placement (the “Concurrent Sale to Technip Energies”). The sale of shares to Technip Energies yielded total gross proceeds of €20.0 million or $24.2 million. This purchase was separate from the Placement.
Upon completion of the Placement and the Concurrent Sale to Technip Energies, TechnipFMC retains a direct stake of 55.5 million shares, representing 31% of Technip Energies’ share capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook - The short-term outlook for crude oil has improved. Economic activity continues to expand, driven by strong fiscal stimulus, COVID vaccinations, and re-openings of local economies. Additionally, oil supply has been constrained due to the industry’s more disciplined capital spend, particularly for OPEC+ countries which appear to be focused on realizing a price that supports both economic growth and continued energy investment. These conditions could also provide greater price stability over the intermediate term.

Long-term demand for energy is forecasted to increase. Our conversations with clients remains constructive, and we believe the current outlook is providing them with the confidence to increase investments in new sources of oil and natural gas production.

On February 16, 2021, we completed the separation of the Technip Energies business segment. Subsequent to the Spin-off, we now operate under two reporting segments: Subsea and Surface Technologies. See Notes 2 and 11 for further details.

Subsea – The volatile, and generally low crude oil price environment of the last several years led many of our customers to reduce their capital spending plans and defer new deepwater projects. The trajectory and pace of further recovery and expansion in the subsea market is subject to more stringent capital discipline and the allocation of capital our clients dedicate to developing offshore oil and gas fields among their entire portfolio of projects. The risk of project sanctioning delays still exists in the current environment; however, innovative approaches to subsea projects, like our iEPCI™ solution, have improved project economics, and many offshore discoveries can be developed economically at today’s crude oil prices. In the long-term, we believe deepwater development is expected to remain a significant part of many of our customers’ portfolios.

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

We have experienced renewed operator confidence in advancing subsea activity as a result of the improved economic outlook, lower market volatility and higher oil price. With crude now trending above $60 per barrel, the opportunity set of large subsea projects to be sanctioned over the next 24 months has expanded.

Front-end engineering and design (“FEED”) activity continues to improve, with solid momentum experienced in the second half of 2020. FEED activity in the current year is expected to return to the more robust levels seen in 2019, which further supports our view of a sustainable recovery for deepwater. We expect at least 60% of the projects undergoing studies in 2021 to include an iEPCI™ solution, many of which could be directly awarded to our Company upon reaching final investment decision.

TechnipFMC is increasingly less dependent on larger, publicly tendered projects.
•We anticipate that an increasing share of our inbound orders will result from projects that will be directly                           awarded to our Company, many of which may come from our alliance partners;

•We anticipate higher activity in subsea services, with the industry’s largest installed base; and

•We expect a higher mix of EPCI™ project awards, demonstrating strong geographic diversity and new adopters of our unique, integrated approach to subsea development.

For the remainder of 2021, we believe that Subsea inbound orders will exceed the $4 billion achieved in 2020. We expect Brazil to be the most active region of the world for new project orders, driven by continued investment in the pre-salt field discoveries. We anticipate additional market growth potential coming from the North Sea, Asia Pacific and Africa. The strong front end activity we are experiencing today should further support project award momentum into 2022.

Surface Technologies – Surface Technologies’ performance is typically driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by stimulation activity and the completions intensity of shale applications in the Americas.

The North America shale market is sensitive to oil price fluctuations. The rig count exited 2020 below prior year-end levels but increased in the first quarter of 2021.

In 2021, we expect our completions-related revenue to outperform the overall market, driven by increased market adoption of iComplete™ – our fully integrated, digitally enabled pressure control system. iComplete™ has already achieved significant market penetration since its introduction in the third quarter of 2020, with more than 10 customers utilizing the new integrated system.

Drilling activity in international markets is less cyclical than North America as most activity is driven by national oil companies, which tend to maintain a longer term view that exhibits less variability in capital spend. Additionally, we continue to benefit from our exposure to the Middle East and Asia Pacific, both of which are being supported by strong gas-related activity.

In recent years, our international revenue has become a greater proportion of total segment revenue. We expect a gradual and steady recovery in well count in 2021 to drive modest international market growth, with spending increases led by national oil companies, particularly in the Middle East.

Our unique capabilities in the international markets, which demand higher specification equipment, global services and local content, provide a platform for us to extend our leadership positions. We remain levered to these more resilient markets where we expect to source approximately 65% of our full year Surface Technologies revenue in 2021.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Three Months Ended
	March 31,		Change
(In millions, except %)	2021	2020	$	%
Revenue	$1,632.0	$1,582.6	49.4	3.1

Costs and expenses
Cost of sales	1,441.2	1,404.1	37.1	2.6
Selling, general and administrative expense	147.6	195.3	(47.7)	(24.4)
Research and development expense	16.5	25.4	(8.9)	(35.0)
Impairment, restructuring and other expenses (Note 16)	25.5	3,199.1	(3,173.6)	(99.2)
Total costs and expenses	1,630.8	4,823.9	(3,193.1)	(66.2)

Other income (expense), net	35.6	(7.9)	43.5	550.6
Income from equity affiliates (Note 11)	7.7	21.1	(13.4)	(63.5)
Income from investment in Technip Energies (Note 11)	470.1	—	n/a	n/a
Loss on early extinguishment of debt	(23.5)	—	n/a	n/a
Net interest expense	(34.5)	(23.0)	(11.5)	(50.0)
Income (loss) before income taxes	456.6	(3,251.1)	3,707.7	114.0
Provision (benefit) for income taxes (Note 18)	24.5	(23.2)	47.7	205.6
Income (loss) from continuing operations	432.1	(3,227.9)	3,660.0	113.4
Income from continuing operations attributable to non-controlling interests	(1.8)	(6.9)	5.1	73.9
Income (loss) from continuing operations attributable to TechnipFMC plc	430.3	(3,234.8)	3,654.9	113.0
Income (loss) from discontinued operations	(60.2)	(17.8)	(42.4)	(238.2)
Income from discontinued operations attributable to non-controlling interests	(1.9)	(3.5)	1.6	45.7
Net Income (loss) attributable to TechnipFMC plc	368.2	(3,256.1)	3,624.3	111.3
Revenue
Revenue increased $49.4 million during the three months ended March 31, 2021, compared to the same period in 2020. Subsea revenue increased year-over-year primarily, due to increased project and services activity. This increase was offset by a decrease in revenue in our Surface Technologies segment, primarily as a result of the significant decline in operator activity in North America.

Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales increased to 11.7% during the three months ended March 31, 2021, compared to 11.3% in the prior-year period. Subsea gross profit as a percentage of sales increased due to stronger operational performance and from lower operating costs. Surface Technologies gross profit as a percentage of sales increased year-over-year despite lower sales volume due to improved execution and benefits from prior year cost reduction.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $47.7 million year-over-year, primarily as a result of decreased expenses associated with our support functions. During the first half of 2020, in response to a deteriorated market environment driven in part by the COVID-19 pandemic, we implemented a series of cost reduction initiatives that resulted in significant savings and extended to all business segments and support functions.

Impairment, Restructuring and Other Expense
We incurred $25.5 million of restructuring, impairment and other charges during the three months ended March 31, 2021 compared to $3,199.1 million of restructuring, impairment and other charges incurred during the three months ended March 31, 2020. See Note 16 for further details.

Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions and other non-operating gains and losses. During the three months ended March 31, 2021, we recognized $35.6 million of other income, which primarily included $28.1 million of net foreign exchange gains. During the three months ended March 31, 2020, we recognized $7.9 million of other expenses, which primarily included $23.1 million of net foreign exchange losses. The change in foreign exchange gains and losses is primarily due to foreign exchange gains from unhedged currencies and the effects of a stronger U.S. dollar on naturally hedged projects.

Income from Investment in Technip Energies

During the three months ended March 31, 2021, we recorded $470.1 million as income from our investment in Technip Energies. The amount recognized was comprised of purchase price discount on sale of shares to BPI and a fair value revaluation gain of our investment. See Note 11 for further details.

Net Interest Expense

Net interest expense of $34.5 million increased $11.5 million in the three months ended March 31, 2021, compared to the same period in 2020, primarily due to higher interest expense associated with the $1.0 billion senior notes issued during the three months ended March 31, 2021.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2021 and 2020 reflected effective tax rates of 5.4% and 0.7%, respectively. The year-over-year change in the effective tax rate was primarily due to the impact of nondeductible goodwill impairments, offset in part by the reduced impact of losses in jurisdictions with a full valuation allowance and a favorable change in the forecasted earnings mix.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

Discontinued Operations

Income (loss) from discontinued operations, net of income taxes was $(60.2) million and $17.8 million for the three months ended March 31, 2021 and 2020, respectively. Income (loss) from discontinued operations included results for Technip Energies, which was spun-off on February 16, 2021. See Note 2 for further details.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 for further details.
Subsea

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Revenue	$1,386.5	$1,253.1	133.4	10.6
Operating profit (loss)	$37.0	$(2,750.7)	2,787.7	101.3

Operating profit (loss) as a percentage of revenue	2.7%	(219.5)%		222.2 pts.
Subsea revenue increased $133.4 million, or 10.6%, year-over-year, primarily due to higher project and services activity.

Subsea operating profit for the three months ended March 31, 2021 improved versus the prior year, primarily due to the significant reduction in non-cash impairment charges as well as benefits from prior year cost reduction activities and increased installation activity.

Refer to ‘Non-GAAP Measures’ below for more information regarding our segment operating results.

Surface Technologies

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Revenue	$245.5	$329.5	(84.0)	(25.5)
Operating profit (loss)	$8.2	$(424.0)	432.2	101.9

Operating profit (loss) as a percentage of revenue	3.3%	(128.7)%		132.0 pts.
Surface Technologies revenue decreased $84.0 million, or 25.5%, year-over-year, primarily driven by the significant reduction in operator activity in North America. Revenue outside of North America displayed resilience. Nearly 70% of total segment revenue was generated outside of North America in the period.
Surface Technologies operating profit improved versus the prior year, primarily due to the significant reduction in non-cash impairment charges as well as improvements in execution, benefits from prior year cost reduction initiatives and ongoing cost control measures.
Refer to ‘Non-GAAP Measures’ below for more information regarding our segment operating results.
Corporate Expenses

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Corporate expenses	$(28.8)	$(30.3)	1.5	5.0

Corporate expenses remained flat year-over-year.
Refer to ‘Non-GAAP Measures’ for further information regarding our segment operating results.

NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended) below:
–Income from continuing operations, excluding charges and credits, as well as measures derived from it (excluding charges and credits;
–Income before net interest expense and taxes, excluding charges and credits ("Adjusted Operating profit");
–Depreciation and amortization, excluding charges and credits (“Adjusted Depreciation and amortization”);
–Earnings before net interest expense, income taxes, depreciation and amortization, excluding charges and credits ("Adjusted EBITDA");
–Corporate expenses excluding charges and credits and foreign exchange impacts; and
–Net (debt) cash.
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2021
	Income (loss) from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interest from continuing operations	Provision (benefit) for income taxes	Net interest expense and loss on early extinguishment of debt	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$430.3	$1.8	$24.5	$58.0	$514.6	$95.2	$609.8

Charges and (credits):
Impairment and other charges	18.8	—	—	—	18.8	—	18.8
Restructuring and other charges	6.5	—	0.2	—	6.7	—	6.7
(Income) loss from investment in Technip Energies	(470.1)	—	—	—	(470.1)	—	(470.1)
Adjusted financial measures	$(14.5)	$1.8	$24.7	$58.0	$70.0	$95.2	$165.2

Diluted earnings (loss) per share from continuing operations attributable to TechnipFMC plc, as reported	$0.95
Adjusted diluted earnings per share from continuing operations attributable to TechnipFMC plc	$(0.03)

	Three Months Ended
	March 31, 2020
	Income (loss) from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interest from continuing operations	Provision (benefit) for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(3,234.8)	$6.9	$(23.2)	$23.0	$(3,228.1)	$108.7	$(3,119.4)

Charges and (credits):
Impairment and other charges	3,159.9	—	28.1	—	3,188.0	—	3,188.0
Restructuring and other charges	4.5	—	1.5	—	6.0	—	6.0
Direct COVID-19 expenses	3.9	—	1.2	—	5.1	—	5.1
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Adjusted financial measures	$(60.0)	$6.9	$9.6	$23.0	$(20.5)	$100.2	$79.7

Diluted earnings (loss) per share from continuing operations attributable to TechnipFMC plc, as reported	$(7.23)
Adjusted diluted earnings per share from continuing operations attributable to TechnipFMC plc	$(0.13)

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net and Other	Total
Revenue	$1,386.5	$245.5	$—	$—	$1,632.0

Operating profit (loss), as reported (pre-tax)	$37.0	$8.2	$(28.8)	$498.2	$514.6

Charges and (credits):
Impairment and other charges	15.7	0.1	3.0	—	18.8
Restructuring and other charges	4.0	2.7	—	—	6.7
(Income) loss from investment in Technip Energies	—	—	—	(470.1)	(470.1)
Subtotal	19.7	2.8	3.0	(470.1)	(444.6)

Adjusted Operating profit (loss)	56.7	11.0	(25.8)	28.1	70.0

Depreciation and amortization	78.4	15.9	0.9	—	95.2

Adjusted EBITDA	$135.1	$26.9	$(24.9)	$28.1	$165.2

Operating profit margin, as reported	2.7%	3.3%			31.5%

Adjusted Operating profit margin	4.1%	4.5%			4.3%

Adjusted EBITDA margin	9.7%	11.0%			10.1%

	Three Months Ended
	March 31, 2020
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$1,253.1	$329.5	$—	$—	$1,582.6

Operating profit (loss), as reported (pre-tax)	$(2,750.7)	$(424.0)	$(30.3)	$(23.1)	$(3,228.1)

Charges and (credits):
Impairment and other charges	2,776.5	411.5	—	—	3,188.0
Restructuring and other charges*	(6.9)	11.8	1.1	—	6.0
Direct COVID-19 expenses	4.0	1.1	—	—	5.1
Purchase price accounting adjustments	8.5	—	—	—	8.5
Subtotal	2,782.1	424.4	1.1	—	3,207.6

Adjusted Operating profit (loss)	31.4	0.4	(29.2)	(23.1)	(20.5)

Adjusted Depreciation and amortization	73.4	24.1	2.7	—	100.2

Adjusted EBITDA	$104.8	$24.5	$(26.5)	$(23.1)	$79.7

Operating profit margin, as reported	-219.5%	-128.7%			-204.0%

Adjusted Operating profit margin	2.5%	0.1%			-1.3%

Adjusted EBITDA margin	8.4%	7.4%			5.0%

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended
	March 31,
(In millions)	2021	2020
Subsea	$1,518.8	$1,172.1
Surface Technologies	203.3	366.3
Total inbound orders	$1,722.1	$1,538.4
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 5 for further details.

	Order Backlog
(In millions)	March 31, 2021	December 31, 2020
Subsea	$6,857.1	$6,876.0
Surface Technologies	364.3	413.5
Total order backlog	$7,221.4	$7,289.5
Subsea - Subsea backlog of $6.9 billion as of March 31, 2021 was composed of various subsea projects, including Total Mozambique LNG; Eni Coral and Merakes; Petrobras Mero I and Mero II; Energean Karish North, El Amriya and Idku; ExxonMobil Payara; Petronas Limbayong; Reliance MJ-1; Equinor Breidablikk; Husky West White Rose; Chevron Gorgon Stage 2; Santos Barossa Phase I; Woodside Pyxis and Lambert Deep.
Surface Technologies - Order backlog for Surface Technologies as of March 31, 2021 decreased by $49.2 million compared to December 31, 2020. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within 12 months.
Non-consolidated backlog - As of March 31, 2021, we had $611.6 million of non-consolidated order backlog in our Subsea segment. Non-consolidated order backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.
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

The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$752.8	$1,269.2
Short-term debt and current portion of long-term debt	(96.8)	(624.7)
Long-term debt, less current portion	(2,434.3)	(2,835.5)
Net debt	$(1,778.3)	$(2,191.0)
Cash Flows
Operating cash flows from continuing operations - During the three months ended March 31, 2021 and 2020, we generated $181.5 million and used $439.8 million, respectively, in operating cash flows from continuing operations. The increase of $621.3 million in cash generated by operating activities from continuing operations was primarily due to timing differences on project milestones and vendor payments.
Investing cash flows from continuing operations - Investing activities provided $196.9 million during the three months ended March 31, 2021 and used $64.0 million of cash during the three months ended March 31, 2020. The increase of $260.9 million in cash provided by investing activities was primarily due to the proceeds received from BPI and a reduction of capital expenditures during the three months ended March 31, 2021.
Financing cash flows from continuing operations - Financing activities used $866.6 million and provided $261.2 million of cash during the three months ended March 31, 2021 and 2020, respectively. The increase in cash used by financing activities was primarily due to the increased debt pay down activity during the three months ended March 31, 2021.
Debt and Liquidity
Debt Financing Transactions in Connection with the Spin-off
In connection with the Spin-off, we executed a series of refinancing transactions, in order to provide a capital structure with sufficient cash resources to support future operating and investment plans.
Debt Issuance
•On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multicurrency revolving credit facility (“Revolving Credit Facility”) including a $450.0 million letter of credit subfacility; and

•On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”).

Repayment of Debt
The proceeds from the debt issuance described above along with the available cash on hand were used to fund:
•The repayment of all $542.4 million of the outstanding Synthetic Convertible Bonds that matured in January 2021;

•The repayment of all $500.0 million aggregate principal amount of outstanding 3.45% Senior Notes due 2022. In connection with the repayment, we recorded a loss on extinguishment of debt of $23.5 million related to the difference between the amount paid and the net carrying value of the debt; and

•The termination of the $2.5 billion senior unsecured revolving credit facility we entered into on January 17, 2017; and the termination of the €500.0 million Euro Facility entered into on May 19, 2020; and the termination of the CCFF Program entered into on May 19, 2020. In connection with the termination of these credit facilities, we repaid $830.9 million of the outstanding commercial paper borrowings.

Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of March 31, 2021, there were no letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $800.0 million.
As of March 31, 2021, we were in compliance with all restrictive covenants under the Revolving Credit Facility. See Note 13 for further details.
Credit Ratings - Our credit ratings with Standard and Poor’s (S&P) are BB+ for our long-term unsecured debt and B for our short-term debt and commercial paper program. Our credit ratings with Moody’s are Ba1 for our long-term unsecured debt and NP for our commercial paper program.
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
The income approach was used as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread, and the credit spread of other counterparties not publicly available, are approximated using the spread of similar companies in the same industry, of similar size, and with the same credit rating. See Note 20 for further details.
Financial Position Outlook
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
Subsequent to the completion of the Spin-off and sale of shares to BPI, we own 45.7% of the outstanding shares of Technip Energies as of March 31, 2021.
On April 27, 2021 we sold 25 million Technip Energies shares through a private placement by way of an accelerated bookbuild offering (the “Placement”). Concurrently with the Placement, Technip Energies purchased from TechnipFMC 1.8 million shares. This purchase was separate from the Placement. Upon completion of the Placement and the Concurrent Sale to Technip Energies, TechnipFMC retains a direct stake of 55.5 million shares, representing 31% of Technip Energies’ share capital.
We intend to conduct an orderly sale of our remaining stake in Technip Energies over time and will use the proceeds (net of broker fees and discounts) from future sales to further reduce our net leverage. We do not intend to remain a long-term shareholder of Technip Energies and will exit our ownership stake in a timely and orderly manner within a year.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates. During the three months ended March 31, 2021, there were no changes to our identified critical accounting estimates.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to market risk has not changed materially since December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A purported shareholder class action filed in 2017 and amended in January 2018 and captioned Prause v. TechnipFMC, et al., No. 4:17-cv-02368 (S.D. Texas) is pending in the U.S. District Court for the Southern District of Texas (“District Court”) against the Company and certain current and former officers and employees of the Company. The suit alleged violations of the federal securities laws in connection with the Company's restatement of our first quarter 2017 financial results and a material weakness in our internal control over financial reporting announced on July 24, 2017. On January 18, 2019, the District Court dismissed claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Section 15 of the Securities Act of 1933, as amended (“Securities Act”). The shareholder also asserted a claim for alleged violation of Section 11 of the Securities Act in connection with the reporting of certain financial results in the Company’s Registration Statement on Form S-4 filed in 2016. On December 13, 2020, the parties filed a Stipulation and Agreement of Settlement to settle all claims asserted in the suit with prejudice. The Defendants entered into the Stipulation solely to eliminate the burden, expense, uncertainty and risk of further litigation, and denied, and continue to deny, each and all of the claims and contentions alleged by the shareholder plaintiff in this action. On December 16, 2020, the District Court entered an order preliminarily approving the settlement and ordering notice to the settlement class. On March 22, 2021, after a hearing, the Court entered a final judgment approving the settlement.
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

ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2021.
Issuer Purchases of Equity Securities
We did not have any purchases of equity securities during the three months ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
4.1
Indenture, dated January 29, 2021, between TechnipFMC plc and U.S. Bank National Association, as trustee (including the form of 6.500% Senior Note due 2026) (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2021 (File No. 001-37983)

4.1.a
Supplemental Indenture, dated February 16, 2021, by and among TechnipFMC plc, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.1
Separation and Distribution Agreement, dated as of January 7, 2021, by and between the Company and Technip Energies B.V. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.2
Share Purchase Agreement, dated as of January 7, 2021, by and between the Company and Bpifrance Participations SA (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.3
Relationship Agreement, dated as of January 7, 2021, by and among the Company, Technip Energies B.V. and Bpifrance Participations SA (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.4
Commitment Letter, dated as of January 7, 2021, by and among the Company and the financial institutions party thereto (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.5
Tax Matters Agreement, dated as of February 16, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.6
Employee Matters Agreement, dated as of February 15, 2021, by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.7
Transition Services Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.8
Patent License Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.9
Coexistence and Trademark Matters Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.10
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

10.11*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Non-Employee Director)
10.12*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
10.13*	Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Indicates a management contract or compensatory plan or arrangement.
**    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: May 3, 2021