Form 10-Q
period 2021-06-30
TechnipFMC plc
filed 2021-07-29
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2021
Ordinary shares, $1.00 par value per share	450,700,480

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of TechnipFMC plc (the “Company,” “we,” “us,” or “our”) contains “forward‑looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Part II, Item 1A, “Risk Factors” and elsewhere of this Quarterly Report on Form 10-Q, including unpredictable trends in the demand for and price of crude oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; the COVID-19 pandemic and its impact on the demand for our products and services; our inability to develop, implement and protect new technologies and services; the cumulative loss of major contracts, customers or alliances; disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business; the refusal of DTC and Euroclear to act as depository and clearing agencies for our shares; the United Kingdom’s withdrawal from the European Union; the impact of our existing and future indebtedness and the restrictions on our operations by terms of the agreements governing our existing indebtedness; the risks caused by our acquisition and divestiture activities; the risks caused by fixed-price contracts; any delays and cost overruns of new capital asset construction projects for vessels and manufacturing facilities; our failure to deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; the risks of pirates endangering our maritime employees and assets; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with numerous laws and regulations, including those related to environmental protection, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; the additional restrictions on dividend payouts or share repurchases as an English public limited company; uninsured claims and litigation against us, including intellectual property litigation; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; the uncertainties related to the anticipated benefits or our future liabilities in connection with the spin-off of Technip Energies (the “Spin-off”); any negative changes in Technip Energies’s results of operations, cash flows and financial position, which impact the value of our remaining investment therein; potential departure of our key managers and employees; adverse seasonal and weather conditions and unfavorable currency exchange rate and risk in connection with our defined benefit pension plan commitments.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue
Service revenue	$913.4	$793.9	$1,739.6	$1,567.5
Product revenue	708.8	801.4	1,481.8	1,559.4
Lease revenue	46.6	24.9	79.4	75.9
Total revenue	1,668.8	1,620.2	3,300.8	3,202.8

Costs and expenses
Cost of service revenue	833.3	794.9	1,577.1	1,499.3
Cost of product revenue	572.4	631.7	1,243.6	1,293.4
Cost of lease revenue	36.8	24.1	63.0	62.1
Selling, general and administrative expense	172.6	157.8	320.2	353.1
Research and development expense	19.2	25.1	35.7	50.5
Impairment, restructuring and other expenses (Note 16)	2.0	103.6	27.5	3,302.7
Total costs and expenses	1,636.3	1,737.2	3,267.1	6,561.1

Other income (expense), net	(1.0)	(20.3)	34.6	(28.2)
Income from equity affiliates (Note 11)	12.8	15.7	20.5	36.8
Income (loss) from investment in Technip Energies (Note 11)	(146.8)	—	323.3	—
Income (loss) before net interest expense and income taxes	(102.5)	(121.6)	412.1	(3,349.7)
Interest income	2.7	18.9	6.8	28.7
Interest expense	(37.9)	(45.5)	(76.5)	(78.3)
Loss on early extinguishment of debt	—	—	(23.5)	—
Income (loss) before income taxes	(137.7)	(148.2)	318.9	(3,399.3)
Provision for income taxes (Note 18)	34.9	27.6	59.4	4.4
Income (loss) from continuing operations	(172.6)	(175.8)	259.5	(3,403.7)
Income from continuing operations attributable to non-controlling interests	(2.1)	(1.8)	(3.9)	(8.7)
Income (loss) from continuing operations attributable to TechnipFMC plc	(174.7)	(177.6)	255.6	(3,412.4)
Income (loss) from discontinued operations	7.7	191.1	(52.5)	173.3
Income from discontinued operations attributable to non-controlling interests	—	(1.8)	(1.9)	(5.3)
Net income (loss) attributable to TechnipFMC plc	$(167.0)	$11.7	$201.2	$(3,244.4)

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$(0.39)	$(0.40)	$0.57	$(7.62)
Diluted	$(0.39)	$(0.40)	$0.56	$(7.62)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.02	$0.42	$(0.12)	$0.38

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$(0.37)	$0.03	$0.45	$(7.24)
Diluted	$(0.37)	$0.03	$0.44	$(7.24)

Weighted average shares outstanding (Note 6)
Basic	450.6	448.3	450.4	447.9
Diluted	450.6	448.3	454.9	447.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Net income (loss) attributable to TechnipFMC plc	$(167.0)	$11.7	$201.2	$(3,244.4)
Income from continuing operations attributable to non-controlling interests	(2.1)	(1.8)	(3.9)	(8.7)
Income from discontinued operations attributable to non-controlling interests	—	(1.8)	(1.9)	(5.3)
Net Income (loss) attributable to TechnipFMC plc, including non-controlling interest	(164.9)	15.3	207.0	(3,230.4)

Foreign currency translation adjustments(a)	83.5	15.1	55.4	(202.8)

Net losses on hedging instruments
Net (gains) losses arising during the period	2.5	34.0	(12.0)	(55.3)
Reclassification adjustment for net (gains) losses included in net income	4.7	4.7	2.0	4.8
Net losses on hedging instruments(b)	7.2	38.7	(10.0)	(50.5)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(2.3)	2.9	1.2	2.2
Reclassification adjustment for amortization of prior service cost included in net loss	0.2	0.2	0.3	0.5
Reclassification adjustment for amortization of net actuarial loss included in net loss	4.8	2.2	9.6	4.4
Net pension and other postretirement benefits(c)	2.7	5.3	11.1	7.1
Other comprehensive income (loss), net of tax	93.4	59.1	56.5	(246.2)
Comprehensive income (loss)	(71.5)	74.4	263.5	(3,476.6)
Comprehensive (income) loss attributable to non-controlling interest	(1.9)	(6.8)	(5.7)	(6.1)
Comprehensive income (loss) attributable to TechnipFMC plc	$(73.4)	$67.6	$257.8	$(3,482.7)

(a)Net of income tax benefit of nil for the three and six months ended June 30, 2021 and 2020.
(b)Net of income tax (expense) benefit of $(1.9) million and $(6.7) million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $15.8 million for the six months ended June 30, 2021 and 2020, respectively.
(c)Net of income tax (expense) benefit of $(1.3) million and $(0.9) million for the three months ended June 30, 2021 and 2020, respectively, and $(3.4) million and $(1.5) million for the six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$854.9	$1,269.2
Trade receivables, net of allowances of $43.5 in 2021 and $40.2 in 2020	1,272.3	987.7
Contract assets, net of allowances of $0.2 in 2021 and $2.4 in 2020	928.3	886.8
Inventories, net (Note 8)	1,135.8	1,252.8
Derivative financial instruments (Note 19)	186.0	268.7
Income taxes receivable	107.6	274.7
Advances paid to suppliers	60.6	96.3
Other current assets (Note 9)	578.7	683.4
Investment in Technip Energies	760.0	—
Current assets of discontinued operations	—	5,725.1
Total current assets	5,884.2	11,444.7
Investments in equity affiliates	324.0	305.5
Property, plant and equipment, net of accumulated depreciation of $2,423.6 in 2021 and $2,154.2 in 2020	2,712.7	2,756.2
Operating lease right-of-use assets	728.6	784.9
Finance lease right-of-use assets	50.4	27.5
Intangible assets, net of accumulated amortization of $446.4 in 2021 and $493.1 in 2020	809.7	851.3
Deferred income taxes	40.3	34.2
Derivative financial instruments (Note 19)	12.9	29.2
Other assets	165.1	175.6
Non-current assets of discontinued operations	—	3,283.5
Total assets	$10,727.9	$19,692.6

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 13)	$297.7	$624.7
Operating lease liabilities	133.2	195.5
Finance lease liabilities	0.7	26.9
Accounts payable, trade	1,307.2	1,201.0
Contract liabilities	833.6	1,046.8
Accrued payroll	185.6	186.8
Derivative financial instruments (Note 19)	128.8	157.5
Income taxes payable	68.4	61.2
Other current liabilities (Note 9)	805.7	818.3
Current liabilities of discontinued operations	—	6,096.5
Total current liabilities	3,760.9	10,415.2
Long-term debt, less current portion (Note 13)	2,180.2	2,835.5
Operating lease liabilities, less current portion	658.0	632.8
Financing lease liabilities, less current portion	51.5	—
Deferred income taxes	80.5	79.3
Accrued pension and other post-retirement benefits, less current portion	239.5	268.4
Derivative financial instruments (Note 19)	13.6	18.8
Other liabilities	114.4	103.3
Non-current liabilities of discontinued operations	—	1,081.3
Total liabilities	7,098.6	15,434.6
Commitments and contingent liabilities (Note 17)
Mezzanine equity
Redeemable non-controlling interest (Note 20)	—	43.7
Stockholders’ equity (Note 14)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2021 and 2020; 450.6 shares and 449.5 shares issued and outstanding in 2021 and 2020, respectively	450.6	449.5
Capital in excess of par value of ordinary shares	9,144.7	10,242.4
Accumulated deficit	(4,714.0)	(4,915.2)
Accumulated other comprehensive loss	(1,294.9)	(1,622.5)
Total TechnipFMC plc stockholders’ equity	3,586.4	4,154.2
Non-controlling interests	42.9	40.4
Non-controlling interests of discontinued operations	—	19.7
Total equity	3,629.3	4,214.3
Total liabilities and equity	$10,727.9	$19,692.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Six Months Ended June 30,
	2021	2020
Cash provided (required) by operating activities
Net income (loss) from continuing operations	$259.5	$(3,403.7)
Adjustments to reconcile income (loss) from continuing operations to cash provided (required) by operating activities
Depreciation	145.7	153.0
Amortization	47.5	51.1
Impairments	19.6	3,221.7
Employee benefit plan and share-based compensation costs	10.5	28.5
Deferred income tax benefit, net	(14.0)	(25.7)
Income from investment in Technip Energies	(323.3)	—
Unrealized (gain) loss on derivative instruments and foreign exchange	61.4	(5.2)
Income from equity affiliates, net of dividends received	(20.4)	(35.8)
Loss on early extinguishment of debt	23.5	—
Other	3.9	(13.9)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(353.5)	(126.8)
Inventories, net	122.6	(56.8)
Accounts payable, trade	108.4	(72.8)
Contract liabilities	(206.9)	51.3
Income taxes payable (receivable), net	173.6	4.5
Other current assets and liabilities, net	34.5	(181.5)
Other non-current assets and liabilities, net	3.0	(3.5)
Cash provided (required) by operating activities from continuing operations	95.6	(415.6)
Cash provided by operating activities from discontinued operations	66.3	349.6
Cash provided (required) by operating activities	161.9	(66.0)

Cash provided (required) by investing activities
Capital expenditures	(83.9)	(163.6)
Proceeds from redemption of debt securities	24.2	—
Payment to acquire debt securities	(29.1)	—
Proceeds from sales of assets	88.7	25.0
Proceeds from sale of investment in Technip Energies	458.1	—
Proceeds from repayment of advances to joint venture	12.5	12.5
Other	—	11.2
Cash provided (required) by investing activities from continuing operations	470.5	(114.9)
Cash required by investing activities from discontinued operations	(4.5)	(22.4)
Cash provided (required) by investing activities	466.0	(137.3)

Cash provided (required) by financing activities
Net increase in short-term debt	(23.1)	24.0
Net decrease in commercial paper	(974.3)	(39.1)
Proceeds from issuance of long-term debt	1,164.4	163.6
Repayments of long-term debt	(1,065.8)	—
Payments for debt issuance costs	(53.5)	—
Dividends paid	—	(59.2)
Payments related to taxes withheld on share-based compensation	(2.4)	—
Other	(1.1)	(6.4)
Cash provided (required) by financing activities from continuing operations	(955.8)	82.9
Cash required by financing activities from discontinued operations	(79.1)	(327.2)
Cash required by financing activities	(1,034.9)	(244.3)
Effect of changes in foreign exchange rates on cash and cash equivalents	(7.3)	(42.0)
Change in cash and cash equivalents	(414.3)	(489.6)
Cash and cash equivalents, beginning of period	1,269.2	1,563.1
Cash and cash equivalents, end of period	$854.9	$1,073.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2021 and 2020

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of March 31, 2020	$448.3	$10,196.8	$(4,887.0)	$(1,701.7)	$28.4	$4,084.8
Net income (loss)	—	—	11.7	—	3.6	15.3
Other comprehensive income	—	—	—	55.9	3.2	59.1
Issuance of ordinary shares	1.0	—	—	—	—	1.0
Share-based compensation (Note 15)	—	16.8	—	—	—	16.8
Other	—	—	(0.7)	—	(0.7)	(1.4)
Balance as of June 30, 2020	$449.3	$10,213.6	$(4,876.0)	$(1,645.8)	$34.5	$4,175.6

Balance as of March 31, 2021	$449.8	$9,152.1	$(4,547.0)	$(1,400.8)	$41.4	$3,695.5
Net income (loss)	—	—	(167.0)	—	2.1	(164.9)
Other comprehensive income (loss)	—	—	—	93.6	(0.2)	93.4
Issuance of ordinary shares	0.8	—	—	—	—	0.8
Share-based compensation (Note 15)	—	7.3	—	—	—	7.3
Spin-off of Technip Energies	—	(14.7)	—	12.3	—	(2.4)
Other	—	—	—	—	(0.4)	(0.4)
Balance as of June 30, 2021	$450.6	$9,144.7	$(4,714.0)	$(1,294.9)	$42.9	$3,629.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2021 and 2020

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2019	447.1	10,182.8	(1,563.1)	(1,407.5)	28.8	7,688.1
Adoption of accounting standards (Note 3)	—	—	(7.8)	—	—	(7.8)
Net income (loss)	—	—	(3,244.4)	—	14.0	(3,230.4)
Other comprehensive loss	—	—	—	(238.3)	(7.9)	(246.2)
Issuance of ordinary shares	2.2	(7.6)	—	—	—	(5.4)
Cash dividends declared ($0.13 per share)	—	—	(59.2)	—	—	(59.2)
Share-based compensation (Note 15)	—	38.4	—	—	—	38.4
Other	—	—	(1.5)	—	(0.4)	(1.9)
Balance as of June 30, 2020	449.3	10,213.6	(4,876.0)	(1,645.8)	34.5	4,175.6

Balance as of December 31, 2020	449.5	10,242.4	(4,915.2)	(1,622.5)	60.1	4,214.3
Net income	—	—	201.2	—	5.8	207.0
Other comprehensive income (loss)	—	—	—	56.6	(0.1)	56.5
Issuance of ordinary shares	1.1	—	—	—	—	1.1
Share-based compensation (Note 15)	—	10.7	—	—	—	10.7
Spin-off of Technip Energies (Note 2)	—	(1,108.4)	—	271.0	(19.9)	(857.3)
Other	—	—	—	—	(3.0)	(3.0)
Balance as of June 30, 2021	450.6	9,144.7	(4,714.0)	(1,294.9)	42.9	3,629.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2020.
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
NOTE 2. DISCONTINUED OPERATIONS
The Spin-off
On February 16, 2021, we completed our separation into two independent publicly traded companies: TechnipFMC, a fully integrated technology and service provider, and Technip Energies, a leading engineering and technology player (“Technip Energies”). The transaction was structured as a spin-off , which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1% of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., Eastern Standard time, on the record date, February 17, 2021. Technip Energies N.V. is now an independent public company and its shares trade under the ticker symbol “TE” on the Euronext Paris Stock Exchange.
In connection with the Spin-off, TechnipFMC and Technip Energies entered into a separation and distribution agreement, as well as various other agreements, including among others a tax matters agreement, an employee matters agreement and a transition services agreement and certain agreements relating to intellectual property. These agreements provide for the allocation between TechnipFMC and Technip Energies of assets, employees, taxes, liabilities and obligations attributable to periods prior to, at and after the Spin-off.
Discontinued Operations
The Spin-off represented a strategic shift that will have a major impact to our operations and consolidated financial statements. Accordingly, historical results of Technip Energies prior to the Distribution on February 16, 2021 have been presented as discontinued operations in our condensed consolidated statements of income, condensed consolidated balance sheets and condensed consolidated statements of cash flows for the three and six months ended June 30, 2021 and 2020. Our condensed consolidated statements of income, condensed consolidated balance sheets and condensed consolidated statements of cash flows and notes to the condensed consolidated financial statements have been updated to reflect continuing operations only.
The following table summarizes the components of income from discontinued operations, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Revenue	$—	$1,538.3	$906.0	$3,086.0
Costs and expenses	—	1,317.2	889.3	2,759.6
Other income and interest expense, net	—	(39.9)	(18.6)	(102.1)
Income (loss) from discontinued operations before income taxes	$—	$181.2	$(1.9)	$224.3
Income (loss) from discontinued operations, net of income taxes	$7.7	$191.1	$(52.5)	$173.3
Assets and liabilities of discontinued operations are summarized below:

December 31,
(In millions)	2020
Assets
Cash and cash equivalents	$3,538.6
Trade receivables, net of allowances	1,302.1
Contract assets	380.8
Other current assets	503.6
Total current assets of discontinued operations	5,725.1
Property, plant and equipment, net of accumulated depreciation	105.6
Goodwill	2,512.5
Other assets	665.4
Total non-current assets of discontinued operations	3,283.5
Total assets of discontinued operations	$9,008.6

Liabilities
Accounts payable, trade	$1,539.5
Contract liabilities	3,689.3
Other current liabilities	867.7
Total current liabilities of discontinued operations	6,096.5
Long-term debt, less current portion	482.2
Operating lease liabilities	248.2
Other liabilities	350.9
Total non-current liabilities of discontinued operations	1,081.3
Total liabilities of discontinued operations	$7,177.8
On February 16, 2021, all assets and liabilities of Technip Energies were spun-off; therefore, as of June 30, 2021, there were no assets and liabilities classified as discontinued operations.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes to Topic 740—Simplifying the Accounting for Income Taxes.” The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This update also improves and simplifies areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. We adopted this amendment as of January 1, 2021, which did not have a material impact on our condensed consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321),” “Investments—Equity Method and Joint Ventures (Topic 323),” and “Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815,” and made targeted improvements to address certain aspects of accounting for financial instruments. This update clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU also clarifies that, when determining the accounting for certain forward contracts and purchased options, a company should not consider whether underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. We adopted this amendment as of January 1, 2021, which did not have a material impact on our condensed consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements.” The amendments in this update improve consistency by amending the accounting standards codification (the “Codification”) to include all disclosure guidance in the appropriate sections and clarify the application of various provisions in the Codification by amending and adding new headings, cross-referencing to other guidance, and refining or correcting terminology. We adopted this update at January 1, 2021, which did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards under GAAP
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).” In addition, in January 2021, FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” which clarifies the scope of Topic 848. The amendments in these updates apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This update simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The amendments to this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We do not anticipate the adoption of this update to have a material impact on our condensed consolidated financial statements.
NOTE 4. REVENUE
The majority of our revenue is from long-term contracts associated with designing and manufacturing products and systems and providing services to customers involved in exploration and production of crude oil and natural gas.
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types.
The following tables present total revenue by geography for each reportable segment for the three and six months ended June 30, 2021 and 2020:

	Reportable Segments
	Three Months Ended
	June 30, 2021		June 30, 2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe, Russia, Central Asia	$414.6	$55.1	$422.8	$49.6
North America	190.4	92.8	224.3	76.6
Latin America	263.9	17.2	296.7	15.3
Asia Pacific	250.1	26.8	187.7	30.3
Africa	270.5	13.1	166.5	14.5
Middle East	4.8	69.5	80.5	55.4
Total revenue	$1,394.3	$274.5	$1,378.5	$241.7

	Six Months Ended
	June 30, 2021		June 30, 2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe, Russia, Central Asia	$679.7	$98.9	$853.3	$102.4
North America	419.7	167.3	419.8	228.9
Latin America	598.2	35.1	545.8	39.8
Asia Pacific	491.9	51.3	326.4	65.1
Africa	562.7	22.7	383.6	28.6
Middle East	28.6	144.7	102.7	106.4
Total revenue	$2,780.8	$520.0	$2,631.6	$571.2

The following tables present total revenue by contract type for each reportable segment for the three and six months ended June 30, 2021 and 2020:

	Reportable Segments
	Three Months Ended
	June 30, 2021		June 30, 2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$875.1	$38.3	$764.2	$29.7
Products	503.1	205.7	604.0	197.4
Lease	16.1	30.5	10.3	14.6
Total revenue	$1,394.3	$274.5	$1,378.5	$241.7

	Six Months Ended
	June 30, 2021		June 30, 2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,668.5	$71.1	$1,481.7	$85.8
Products	1,084.9	396.9	1,120.1	439.3
Lease	27.4	52.0	29.8	46.1
Total revenue	$2,780.8	$520.0	$2,631.6	$571.2

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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020	$ change	% change
Contract assets	$928.3	$886.8	$41.5	4.7
Contract (liabilities)	(833.6)	(1,046.8)	213.2	20.4
Net contract assets (liabilities)	$94.7	$(160.0)	$254.7	159.2
The increase in our contract assets from December 31, 2020 to June 30, 2021 was primarily due to the timing of project milestones.
The decrease in our contract liabilities was primarily due to completion of performance obligations for contracts, for which consideration was received in advance of the work performed during the period.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases contract asset balance. Revenue recognized for the three months ended June 30, 2021 and 2020 that was included in the contract liabilities balance at December 31, 2020 and 2019 was $68.7 million and $211.0 million, respectively, and $197.1 million and $354.4 million for the six months ended June 30, 2021 and 2020, respectively.
For the three months ended June 30, 2021 and 2020, we recognized $7.9 million and $(3.1) million, respectively, and for the six months ended June 30, 2021 and 2020, we recognized $2.6 million and $(14.9) million, respectively, related to the favorable (unfavorable) changes in estimates of contract revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of June 30, 2021, the aggregate amount of the transaction price allocated to order backlog was $7,312.0 million. We expect to recognize revenue on approximately 30.2% of the order backlog through 2021 and 69.8% thereafter.
The following table details the order backlog for each business segment as of June 30, 2021:

(In millions)	2021	2022	Thereafter
Subsea	$1,995.6	$2,988.0	$1,968.0
Surface Technologies	211.4	149.0	—
Total order backlog	$2,207.0	$3,137.0	$1,968.0

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
•Surface Technologies - designs and manufactures products and systems and provides services used by oil and gas companies involved in land and shallow water exploration and production of crude oil and natural gas; designs, manufactures and supplies technologically advanced high-pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services.
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

Segment revenue and segment operating profit (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Segment revenue
Subsea	$1,394.3	$1,378.5	$2,780.8	$2,631.6
Surface Technologies	$274.5	$241.7	520.0	571.2
Total revenue	$1,668.8	$1,620.2	$3,300.8	$3,202.8

Segment operating profit (loss)
Subsea	$72.4	$(75.6)	$109.4	$(2,826.3)
Surface Technologies	12.9	(13.4)	21.1	(437.4)
Total segment operating profit (loss)	$85.3	$(89.0)	$130.5	$(3,263.7)

Corporate items
Corporate expense(a)	(30.3)	(16.5)	(59.1)	(46.8)
Net interest expense	(35.2)	(26.6)	(69.7)	(49.6)
Loss on early extinguishment of debt	—	—	(23.5)	—
Income (loss) from investment in Technip Energies	(146.8)	—	323.3	—
Foreign exchange gains (losses)	(10.7)	(16.1)	17.4	(39.2)
Total corporate items	(223.0)	(59.2)	188.4	(135.6)
Income (loss) before income taxes(b)	$(137.7)	$(148.2)	$318.9	$(3,399.3)
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, impairment, restructuring and other expense, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.

NOTE 6. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2021	2020	2021	2020
Income (loss) from continuing operations attributable to TechnipFMC plc	$(174.7)	$(177.6)	$255.6	$(3,412.4)
Income (loss) from discontinued operations attributable to TechnipFMC plc	7.7	189.3	(54.4)	168.0
Net income (loss) attributable to TechnipFMC plc	$(167.0)	$11.7	$201.2	$(3,244.4)

Weighted average number of shares outstanding	450.6	448.3	450.4	447.9
Dilutive effect of restricted stock units	—	—	3.8	—
Dilutive effect of performance shares	—	—	0.7	—
Total shares and dilutive securities	450.6	448.3	454.9	447.9

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$(0.39)	$(0.40)	$0.57	$(7.62)
Diluted	$(0.39)	$(0.40)	$0.56	$(7.62)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.02	$0.42	$(0.12)	$0.38

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$(0.37)	$0.03	$0.45	$(7.24)
Diluted	$(0.37)	$0.03	$0.44	$(7.24)
For the three months ended June 30, 2021 and June 30, 2020, we incurred a loss from continuing operations; therefore, the impact of 5.3 million and 1.2 million shares were anti-dilutive. For the six months ended June 30, 2020, we incurred a loss from continuing operations; therefore, the impact of 3.4 million shares were anti-dilutive.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares, where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions of shares)	2021	2020	2021	2020
Share option awards	1.6	4.7	1.6	4.7
Restricted share units	—	6.3	—	1.8
Performance shares	0.5	4.8	—	2.1
Total	2.1	15.8	1.6	8.6
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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of June 30, 2021.

(In millions)	Year of origination	Balance as of June 30, 2021	Balance as of December 31, 2020
Loans receivables, security deposits and other
Moody’s rating Ba2	2019	$78.5	$107.6

Debt securities at amortized cost
Moody’s rating B3	2019	29.1	23.7
Total financial assets		$107.6	$131.3
Credit Losses
For contract assets, trade receivables, loans receivable, and security deposits and other, we have elected to calculate an expected credit loss based on loss rates from historical data. We develop loss-rate statistics on the basis of the amount written-off over the life of the financial assets and contract assets and adjust these historical credit loss trends for forward-looking factors specific to the debtors and the economic environment to determine lifetime expected losses.
For held-to-maturity debt securities at amortized cost, we evaluate whether the debt securities are considered to have low credit risk at the reporting date using available, reasonable and supportable information.
The table below shows the roll-forward of allowance for credit losses as of June 30, 2021 and 2020, respectively.

	Balance as of June 30, 2021
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Beginning balance in allowance for credit losses	$40.2	$2.4	$7.5	$0.4	$0.5
Current period provision (release) for expected credit losses	3.4	(0.6)	(0.7)	—	—
Recoveries	(0.1)	(1.6)	0.5	—	—
Ending balance in the allowance for credit losses	$43.5	$0.2	$7.3	$0.4	$0.5

	Balance as of June 30, 2020
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Beginning balance in allowance for credit losses	$59.4	$4.5	$9.5	$0.7	$1.1
Current period provision for expected credit losses	29.9	0.2	0.1	—	—
Recoveries	(3.2)	(2.7)	(0.6)	—	—
Ending balance in the allowance for credit losses	$86.1	$2.0	$9.0	$0.7	$1.1
Other than certain trade receivables due in one year or less, we do not have any financial assets that are past due or are on non-accrual status.

NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
Raw materials	$249.8	$270.3
Work in process	230.6	242.7
Finished goods	655.4	739.8
Inventories, net	$1,135.8	$1,252.8
NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
Value - added tax receivables	$260.1	$256.9
Prepaid expenses	93.5	78.1
Sundry receivables	74.1	138.4
Other tax receivables	61.3	73.8
Current financial assets at amortized cost	37.3	40.6
Assets held for sale	6.2	47.3
Held-to-maturity investments	3.2	24.2
Other	43.0	24.1
Total other current assets	$578.7	$683.4
Other current liabilities consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
Warranty accruals and project contingencies	$175.9	$168.8
Legal provisions	131.9	127.6
Value - added tax and other taxes payable	103.5	109.6
Social security liability	66.7	67.9
Compensation accrual	42.1	54.3
Provisions	35.3	53.0
Current portion of accrued pension and other post-retirement benefits	6.8	6.9
TIOS non-controlling interest	48.7	—
Other accrued liabilities	194.8	230.2
Total other current liabilities	$805.7	$818.3

NOTE 10. WARRANTY OBLIGATIONS
Warranty obligations are included within “Other current liabilities” in our consolidated balance sheets as of June 30, 2021 and December 31, 2020. A reconciliation of warranty obligations for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Balance at beginning of period	$106.7	$150.7	$109.5	$121.7
Warranty expenses	9.5	34.2	22.0	40.3
Adjustment to existing accruals	(7.6)	(66.5)	(19.9)	(42.7)
Claims paid	(4.6)	(6.4)	(7.6)	(7.3)
Balance at end of period	$104.0	$112.0	$104.0	$112.0
NOTE 11. EQUITY METHOD INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three and six months ended June 30, 2021, our income from equity affiliates was $12.8 million and $20.5 million, respectively. Our income from equity affiliates during the three and six months ended June 30, 2020 was $15.7 million and $36.8 million, respectively.
Investment in Technip Energies
As discussed in Note 2, immediately following the completion of the Spin-off, we owned 49.9% of the outstanding shares of Technip Energies. On January 7, 2021, Bpifrance Participations SA (“BPI”) entered into the Share Purchase Agreement with us pursuant to which BPI agreed to purchase a portion of our retained stake in Technip Energies N.V. (the “BPI Investment”) for $200.0 million (the “Purchase Price”), subject to certain adjustments. On March 31, 2021, BPI ultimately purchased 7.5 million shares in Technip Energies from us for $100.0 million. Accordingly, on April 8, 2021, we refunded $100.0 million to BPI as a result of their revised level of investment.
On April 30, 2021, we further reduced our ownership in Technip Energies and agreed to sell Technip Energies shares, representing approximately a total of 15% of Technip Energies’ share capital, through a private placement and a concurrent sale to Technip Energies. Following the acquisition of the shares by Technip Energies we owned 55.5 million shares, representing 31.1% of the issued and outstanding shares of Technip Energies as of June 30, 2021. We do not intend to remain a long-term shareholder of Technip Energies and will exit our ownership stake in an orderly manner within a year.
At the Spin-off date, on initial recognition of the investment, we elected to account for our investment in Technip Energies at fair value with all subsequent changes in fair value for the investment reported in our consolidated statement of income.
For the three and six months ended June 30, 2021, we recognized a $146.8 million loss and $323.3 million income related to our investment in Technip Energies, respectively. The amount recognized comprises a purchase price discount on the sales of shares and a fair value revaluation gain/(loss) of our investment. The carrying amount of the investment as of June 30, 2021 was $760.0 million.

NOTE 12. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Accounts receivable consisted of receivables due from the following related parties:

(In millions)	June 30, 2021	December 31, 2020
Technip Energies	$89.6	$—
Equinor ASA	48.6	24.1
Dofcon Navegacao	18.8	4.2
Techdof Brasil AS	9.8	8.0
Others	1.4	1.7
Total accounts receivable	$168.2	$38.0
Technip Energies and Dofcon Navegacao are equity method investments. Techdof Brasil AS is a wholly owned subsidiary of Dofcon Brasil AS, our equity method affiliate. In October 2020, we added a new member to our Board of Directors who is an executive of Equinor ASA.
Accounts payable consisted of payables due to the following related parties:

(In millions)	June 30, 2021	December 31, 2020
Technip Energies	$47.3	$—
Dofcon Navegacao	—	1.5
Others	2.1	3.1
Total accounts payable	$49.4	$4.6

Additionally, we have a note receivable from Dofcon Brasil AS for $25.1 million and $37.6 million as of June 30, 2021 and December 31, 2020, respectively. Dofcon Brasil AS is a variable interest entity and accounted for as an equity method investment.
Revenue included amounts from the following related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Equinor ASA	$104.1	$—	$199.6	$—
Dofcon Navegacao	1.0	—	1.2	0.6
Techdof Brasil AS	5.4	3.1	8.9	4.4
Others	—	4.4	4.3	6.7
Total revenue	$110.5	$7.5	$214.0	$11.7
Expenses included amounts to the following related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Dofcon Navegacao	$6.4	$3.8	$13.0	$11.8
Magma Global Limited	2.6	0.9	4.1	1.6
Serimax Holdings SAS	0.1	0.3	0.1	0.5
Altus Intervention	1.6	0.8	2.8	1.1
Others	1.7	5.8	8.1	12.9
Total expenses	$12.4	$11.6	$28.1	$27.9

Serimax Holdings SAS and Magma Global Limited are equity method investments.
NOTE 13. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
Commercial paper	$—	$1,043.7
Synthetic bonds due 2021	—	551.2
3.45% Senior Notes due 2022	—	500.0
3.40% 2012 Private placement notes due 2022	178.4	184.0
3.15% 2013 Private placement notes due 2023	303.3	312.9
5.75% 2020 Private placement notes due 2025	237.9	245.4
6.50% Senior notes due 2026	1,000.0	—
4.00% 2012 Private placement notes due 2027	89.2	92.0
4.00% 2012 Private placement notes due 2032	118.9	122.7
3.75% 2013 Private placement notes due 2033	118.9	122.7
Bank borrowings and other	465.1	298.4
Unamortized debt issuance costs and discounts	(33.8)	(12.8)
Total debt	2,477.9	3,460.2
Less: current borrowings (a)	297.7	624.7
Long-term debt	$2,180.2	$2,835.5
(a) As of June 30, 2021 and December 31, 2020, current borrowings consisted primarily of bank borrowings and notes with current maturities of 12 months.
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

Repayment of Debt

The proceeds from the debt issuance described above along with the available cash on hand, were used to fund:

•the repayment of all $542.4 million of the outstanding Synthetic Convertible Bonds that matured in January 2021;

•the repayment of all $500.0 million aggregate principal amount of outstanding 3.45% Senior Notes due 2022. In connection with the repayment, we recorded a loss on extinguishment of debt of $23.5 million related to the difference between the amount paid and the net carrying value of the debt; and

•the termination of the $2.5 billion senior unsecured revolving credit facility entered into on January 17, 2017; the termination of the €500.0 million Euro Facility entered into on May 19, 2020, and the termination of the

CCFF Program entered into on May 19, 2020. In connection with the termination of these credit facilities, we repaid $830.9 million of the outstanding commercial paper borrowings.

Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multicurrency Revolving Credit Facility including a $450.0 million letter of credit subfacility. We incurred $27.9 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in Other Assets in our condensed consolidated balance sheet as of June 30, 2021. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of June 30, 2021, there was $72.9 million letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $927.1 million.
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

The applicable margin for borrowings under the Revolving Credit Facility ranges from 2.50% to 3.50% for eurocurrency loans and 1.50% to 2.50% for base rate loans, depending on a total leverage ratio. The Revolving Credit Facility is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants. As of June 30, 2021, we were in compliance with all restrictive covenants under the Revolving Credit Facility.
2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026. The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly-owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in long-term debt in our condensed consolidated balance sheet as of June 30, 2021. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method.
Commercial paper - As of December 31, 2020, we had $1,043.7 million of commercial paper outstanding. Commercial paper borrowings were issued at market interest rates. In accordance with the terms of the new Revolving Credit Facility, we do not have an ability to issue any new commercial paper notes going forward.
Bank borrowings - Include term loans issued in connection with financing for certain of our vessels and amounts outstanding under our foreign committed credit lines.

NOTE 14. STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2020	$(1,401.2)	$34.0	$(255.3)	$(1,622.5)	$(4.1)
Other comprehensive income (loss) before reclassifications, net of tax	55.5	(12.0)	1.2	44.7	(0.1)
Reclassification adjustment for net losses included in net income (loss), net of tax	—	2.0	9.9	11.9	—
Other comprehensive income (loss), net of tax	55.5	(10.0)	11.1	56.6	(0.1)
Final Spin-off of Technip Energies	253.5	(19.7)	37.2	271.0	—
June 30, 2021	$(1,092.2)	$4.3	$(207.0)	$(1,294.9)	$(4.2)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(15.6)	$(22.4)	$(26.0)	$(33.5)	Revenue
	3.2	19.9	11.5	29.7	Cost of sales
	0.1	(0.4)	0.2	(0.4)	Selling, general and administrative expense
	2.9	(2.2)	6.9	(1.2)	Other income (expense), net
	(9.4)	(5.1)	(7.4)	(5.4)	Income (loss) before income taxes
	(4.7)	(0.4)	(5.4)	(0.6)	Provision for income taxes
	$(4.7)	$(4.7)	$(2.0)	$(4.8)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$(0.2)	$(0.2)	$(0.3)	$(0.5)	(a)
Amortization of net actuarial loss	(6.1)	(3.1)	(13.0)	(5.9)	(a)
	(6.3)	(3.3)	(13.3)	(6.4)	Income (loss) before income taxes
	(1.3)	(0.9)	(3.4)	(1.5)	Provision for income taxes
	$(5.0)	$(2.4)	$(9.9)	$(4.9)	Net income (loss)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
NOTE 15. SHARE-BASED COMPENSATION
Under the Amended and Restated TechnipFMC plc Incentive Award Plan (the “Plan”), we may grant certain incentives and awards to our officers, employees, non-employee directors and consultants of the Company and its subsidiaries. Awards may include share options, share appreciation rights, performance stock units, restricted stock units, restricted shares or other awards authorized under the Plan. Under the Plan, 24.1 million ordinary shares were authorized for awards in 2017. On the record date of the Spin-off, 11.9 million shares remained available under the Plan, which were adjusted to reflect the Spin-off using an adjustment ratio, calculated as the ratio of the closing price of shares of TechnipFMC common stock on the NYSE on the date immediately prior to the Spin-off to the closing price of shares of TechnipFMC on the NYSE on the date immediately after the Spin-off. After this adjustment, 15.2 million ordinary shares remained authorized for awards under the Plan as of February 17, 2021.

We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for non-vested share options and time-based and performance-based restricted stock units was $7.3 million and $16.8 million for the three months ended June 30, 2021 and 2020, respectively, and $10.7 million and $38.4 million for the six months ended June 30, 2021 and 2020, respectively.
NOTE 16. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Subsea	$1.0	$95.8	$20.7	2,869.4
Surface Technologies	1.0	6.7	3.8	431.1
Corporate and other	—	1.1	3.0	2.2
Total impairment, restructuring and other expenses	$2.0	$103.6	$27.5	$3,302.7

Goodwill and Long-Lived Assets Impairments
Goodwill and long-lived assets impairments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Subsea	$0.6	$32.5	$16.3	$2,809.0
Surface Technologies	0.2	1.2	0.3	412.7
Corporate and other	—	—	3.0	—
Total impairments	$0.8	$33.7	$19.6	$3,221.7
During the six months ended June 30, 2021, subsequent to the Spin-off, certain real estate realization actions were taken, and as a result, we recorded $18.8 million of impairment charges relating to our operating lease right-of-use assets.
During the three and six months ended June 30, 2020, triggering events were identified that led to impairments of certain long-lived assets, including goodwill. During the three and six months ended June 30, 2020, impairment charges of $33.7 million and $3,221.7 million, respectively, were recorded. These charges included goodwill impairment charges of $2,747.5 million and $335.9 million in our Subsea and Surface Technologies segments, respectively.
For other long-lived assets, a conclusion was made that the market uncertainty was a triggering event for certain asset groups that serve short-cycle businesses in our Subsea and Surface Technologies segments. Assessing these asset groups for recoverability required the use of unobservable inputs that require significant judgment. Such judgments include expected future asset utilization while taking into account reduced future capital spending by certain customers in response to market conditions. As a result of this assessment, for the three and six months ended June 30, 2020, we recorded impairment charges of $32.5 million and $61.5 million, respectively, in our Subsea segment, consisting primarily of installation and service equipment. For the three and six months ended June 30, 2020, we recorded impairment charges of $1.2 million and $76.8 million, respectively, in our Surface Technologies segment, consisting primarily of North America-based fracturing and wellhead assets.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Assessing the recoverability of assets to be held and used requires the use of unobservable inputs, which involves significant judgment. Such judgments include expected future asset utilization while taking into account reduced future capital spending by certain customers in response to market conditions.

Restructuring and Other Expenses
Restructuring and other charges primarily consisted of severance and other employee related costs across both segments. Restructuring and other expenses were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
(In millions)	Restructuring and other charges	Restructuring and other charges	COVID-19 expenses	Restructuring and other charges	Restructuring and other charges	COVID-19 expenses
Subsea	$0.4	35.9	$27.4	$4.4	$29.0	$31.4
Surface Technologies	0.8	1.3	4.2	3.5	13.1	5.3
Corporate and other	—	1.1	—	—	2.2	—
Total	$1.2	$38.3	$31.6	$7.9	$44.3	$36.7

During the three and six months ended June 30, 2020, we incurred $31.6 million and $36.7 million, respectively, of COVID-19 related expenses. These expenses represent unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of the COVID-19 pandemic situation, which would not have been incurred otherwise.
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
NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES
Contingent liabilities associated with guarantees - In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds and other guarantees with financial institutions for the benefit of our customers, vendors and other parties. The majority of these financial instruments expire within five years. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
Guarantees consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
Financial guarantees (a)	$158.0	$104.9
Performance guarantees (b)	1,189.5	1,353.9
Maximum potential undiscounted payments	$1,347.5	$1,458.8
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

Contingent liabilities associated with legal and tax matters - We are involved in various pending or potential legal and tax actions or disputes in the ordinary course of our business. These actions and disputes can involve our agents, suppliers, clients and venture partners, and can include claims related to payment of fees, service quality and ownership arrangements. We are unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, we believe that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
On June 25, 2019, we announced a global resolution to pay a total of $301.3 million to the DOJ, the SEC, the MPF and the CGU/AGU to resolve these anti-corruption investigations. We will not be required to have a monitor and will, instead, provide reports on our anti-corruption program to the Brazilian and U.S. authorities for two and three years, respectively.
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
In Brazil, our subsidiaries, Technip Brasil - Engenharia, Instalações E Apoio Marítimo Ltda. and Flexibrás Tubos Flexíveis Ltda., entered into leniency agreements with both the MPF and the CGU/AGU. We have committed, as part of those agreements, to make certain enhancements to their compliance programs in Brazil during a two-year self-reporting period, which aligns with our commitment to cooperation and transparency with the compliance community in Brazil and globally.
In September 2019, the SEC approved our previously disclosed agreement in principle with the SEC Staff and issued an Administrative Order, pursuant to which we paid the SEC $5.1 million, which was included in the global resolution of $301.3 million.
To date, the investigation by PNF related to historical projects in Equatorial Guinea and Ghana has not reached a resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. As we continue to progress our discussions with PNF towards resolution, the amount of a settlement could exceed this provision.
There is no certainty that a settlement with PNF will be reached or that the settlement will not exceed current accruals. The PNF has a broad range of potential sanctions under anti-corruption laws and regulations that it may seek to impose in appropriate circumstances including, but not limited to, fines, penalties and modifications to business practices and compliance programs. Any of these measures, if applicable to us, as well as potential customer reaction to such measures, could have a material adverse impact on our business, results of operations and financial condition. If we cannot reach a resolution with the PNF, we could be subject to criminal proceedings in France, the outcome of which cannot be predicted.
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at June 30, 2021 and December 31, 2020, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.
NOTE 18. INCOME TAXES
Our provision for income taxes for the three months ended June 30, 2021 and 2020 reflected effective tax rates of (25.3)% and (18.6)%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, and a change in geographical profit mix year over year.
Our provision for income taxes for the six months ended June 30, 2021 and 2020 reflected effective tax rates of 18.6% and (0.1)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, and a change in geographical profit mix year over year.
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of June 30, 2021, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	546.0	649.3
British pound	252.4	350.0
Brazilian real	1,183.7	236.7
Norwegian krone	505.9	59.2
Mexican peso	(230.6)	(10.3)
Singapore dollar	85.6	63.6
Canadian dollar	27.8	22.5
Indian rupee	862.2	11.6
Russian ruble	711.2	9.8
Kuwaiti dinar	(3.5)	(11.8)
Indonesian rupiah	(370,826.2)	(25.5)
Australian dollar	(154.1)	(115.6)
Malaysian ringgit	(701.8)	(169.0)
U.S. dollar	306.2	306.2
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of June 30, 2021, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	30.6	6.1
Norwegian krone	(63.5)	(7.4)
Euro	(16.1)	(19.2)
U.S. dollar	21.4	21.4
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 20 for further details. Accordingly, the estimates presented may not be indicative of the amounts we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	June 30, 2021		December 31, 2020
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$164.3	$121.7	$189.5	$141.9
Long-term - Derivative financial instruments	12.8	13.6	28.9	18.8
Total derivatives designated as hedging instruments	177.1	135.3	218.4	160.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	21.7	7.1	79.2	15.6
Long-term - Derivative financial instruments	0.1	—	0.3	—
Total derivatives not designated as hedging instruments	21.8	7.1	79.5	15.6
Total derivatives	$198.9	$142.4	$297.9	$176.3
Cash flow hedges of forecasted transactions qualifying for hedge accounting, net of tax, resulted in accumulated other comprehensive gains of $2.8 million and $12.9 million as of June 30, 2021 and December 31, 2020, respectively. We expect to transfer an approximate $55.7 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2023.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI		Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Foreign exchange contracts	$(0.2)	$20.1	$(20.4)	$(71.6)

The following tables represent the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

(In millions)	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income	$(15.6)	$3.2	$0.1	$2.9	$(22.4)	$19.9	$(0.4)	$(4.4)
Amounts excluded from effectiveness testing	(0.8)	(1.5)	(0.9)	(1.4)	1.3	(2.6)	(0.1)	15.0
Total cash flow hedge gain (loss) recognized in income	(16.4)	1.7	(0.8)	1.5	(21.1)	17.3	(0.5)	10.6
Total hedge gain (loss) recognized in income	$(16.4)	$1.7	$(0.8)	$1.5	$(21.1)	$17.3	$(0.5)	$10.6

Gain (loss) recognized in income on derivatives not designated as hedging instruments	1.2	0.1	—	44.8	(0.7)	1.3	—	(23.2)
Total	$(15.2)	$1.8	$(0.8)	$46.3	$(21.8)	$18.6	$(0.5)	$(12.6)

(In millions)	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income	$(26.0)	$11.5	$0.2	$6.9	$(33.5)	$29.7	$(0.4)	$(3.9)
Amounts excluded from effectiveness testing	0.2	(2.7)	—	(2.0)	2.5	(4.8)	(0.1)	2.4
Total cash flow hedge gain (loss) recognized in income	(25.8)	8.8	0.2	4.9	(31.0)	24.9	(0.5)	(1.5)
Total hedge gain (loss) recognized in income	(25.8)	8.8	0.2	4.9	(31.0)	24.9	(0.5)	(1.5)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	1.4	0.6	—	33.4	(0.7)	1.3	—	(23.2)
Total	$(24.4)	$9.4	$0.2	$38.3	$(31.7)	$26.2	$(0.5)	$(24.7)

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2021 and December 31, 2020, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2021			December 31, 2020
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$198.9	$(98.4)	$100.5	$297.9	$(128.7)	$169.2
Derivative liabilities	$142.4	$(98.4)	$44.0	$176.3	$(128.7)	$47.6

NOTE 20. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2021				December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Investment in Technip Energies	$760.0	$760.0	$—	$—	$—	$—	$—	$—
Equity securities(a)	26.4	26.4	—	—	23.4	23.4	—	—
Money market fund	2.2	—	2.2	—	1.7	—	1.7	—
Stable value fund(b)	0.6	—	—	—	0.9	—	—	—
Held-to-maturity debt securities	29.1	—	29.1	—	24.2	—	24.2	—
Derivative financial instruments
Foreign exchange contracts	198.9	—	198.9	—	297.9	—	297.9	—
Assets held for sale	6.2	—	—	6.2	47.3	—	—	47.3
Total assets	$1,023.4	$786.4	$230.2	$6.2	$395.4	$23.4	$323.8	$47.3
Liabilities
Derivative financial instruments
Foreign exchange contracts	142.4	—	142.4	—	176.3	—	176.3	—
Total liabilities	$142.4	$—	$142.4	$—	$176.3	$—	$176.3	$—
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
Assets held for sale - The fair value of our assets held for sale was determined using a market approach that took into consideration the expected sales price. As of December 31, 2020, our G1200 vessel is classified as held for sale. In March 2021, we entered into a Memorandum of Agreement to sell the vessel. We completed the sale and received $48.0 million in cash proceeds during the second quarter of 2021.
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
The following summarizes impairments of long-lived assets and related post-impairment fair value for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
(In millions)	Impairment	Fair Value (a)	Impairment	Fair Value (a)
Long-lived assets	$18.8	$31.6	$138.3	$314.3
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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes, senior notes and synthetic bonds was $2,165.6 million and $2,199.2 million as of June 30, 2021 and December 31, 2020, respectively.
Credit risk - By their nature, financial instruments involve risk, including credit risk, for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses on trade receivables are established based on collectability assessments. We mitigate credit risk on derivative contracts by executing contracts only with counterparties that consent to a master netting agreement, which permits the net settlement of gross derivative assets against gross derivative liabilities.
NOTE 21. SUBSEQUENT EVENTS
In accordance with the Share Purchase Agreement between Technip-Coflexip UK Holdings Limited (“TUK”) and Island Offshore Management AS (“Island Offshore”) that was executed on March 12, 2018, whereby TUK initially purchased 51% of the shares of TIOS AS, a joint venture between TUK and Island Offshore (“TIOS”), TUK intends to acquire the remaining 49% interest in TIOS at a total price of $48.7 million. As of December 31, 2020 we owned a 51% share in TIOS and the redeemable non-controlling interest was recorded as mezzanine equity at fair value of $43.7 million. During the second quarter of 2021, the redeemable non-controlling interest was accreted to the redemption amount and classified as a current liability as of June 30, 2021 in our condensed consolidated balance sheet. See Note 9 for further details.
On July 29, 2021 we announced the launch and pricing of the sale of 16 million Technip Energies shares, representing 9% of Technip Energies’ issued and outstanding share capital, through a private placement by way of an accelerated bookbuild offering (the “Placement”). The sale price of the shares in the Placement was set at €11.20 per share, yielding total gross proceeds of €179.2 million or $212.8 million. Settlement for the Placement is expected to take place on or around August 3, 2021. TechnipFMC has agreed to a 60-day lock-up for its remaining shares in Technip Energies, subject to waiver from the Joint Global Coordinators and certain other customary exceptions. Upon completion of the Placement, TechnipFMC will retain a direct stake of 39.5 million shares, representing 22% of Technip Energies’ issued and outstanding share capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook - The short-term outlook for crude oil has improved. Economic activity continues to expand, driven by strong fiscal stimulus, COVID vaccinations and the re-opening of local economies. Oil prices have been supported by the industry’s more disciplined capital spend, particularly for OPEC+ countries which appear to be focused on realizing a price that supports both economic growth and continued energy investment. These conditions could also provide greater price stability over the intermediate term.

Long-term demand for energy is forecast to increase. Our conversations with clients remain constructive, and we see continued improvement in the broader market outlook as investments in new sources of oil and natural gas production increase over the intermediate-term. Looking beyond the strength of these traditional markets, we believe that offshore will continue to play a meaningful role in the total energy mix, including, in renewable energy resources.

Subsea – The strength of our inbound orders in the first half of the year has been indicative of the continued offshore market recovery and expansion. Innovative approaches to subsea projects, like our iEPCI™ solution, have improved project economics, and many offshore discoveries can be developed economically at today’s crude oil prices. We believe deepwater development is likely to remain a significant part of many of our customers’ portfolios.

As the subsea industry continues to evolve, we have taken actions to further streamline our organization, achieve standardization and reduce cycle times. The rationalization of our global footprint will also further leverage the benefits of our integrated offering. We aim to continuously align our operations with activity levels, while preserving our core capacity in order to deliver current projects in backlog and future order activity.

We have experienced renewed operator confidence in advancing subsea activity as a result of the improved economic outlook, lower market volatility and higher oil price. With crude above $60 per barrel, the opportunity set of large subsea projects to be sanctioned over the next 24 months has expanded.

Front-end engineering and design (“FEED”) activity continues to improve. FEED activity in the current year is expected to return to the more robust levels seen in 2019, which further supports our view of a sustainable recovery for deepwater. We expect at least 60% of the projects undergoing studies in 2021 to include an iEPCI™ solution, many of which could be directly awarded to our Company upon reaching final investment decision.

TechnipFMC is increasingly less dependent on larger, publicly tendered projects.
•We anticipate that an increasing share of our inbound orders will result from projects that will be directly                           awarded to us, many of which may come from our alliance partners;

•We anticipate higher activity in subsea services, with the industry’s largest installed base; and

•We expect a higher mix of iEPCI™ project awards, demonstrating strong geographic diversity and new adopters of our unique, integrated approach to subsea development.

We are confident that Subsea inbound orders in 2021 will exceed the $4 billion achieved in the prior year. We expect Brazil to be the most active region of the world for new project orders, driven by continued investment in the pre-salt field discoveries. We anticipate additional market growth potential coming from the North Sea, Asia Pacific and Africa. The strong front end activity we are experiencing today should further support project award momentum into 2022.

Surface Technologies – Our performance is typically driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by stimulation activity and the completions intensity of shale applications in North America.

In 2021, we expect our completions-related revenue to outperform the overall market, driven by increased market adoption of iComplete™ – our fully integrated, digitally enabled pressure control system. iComplete™ has already achieved significant market penetration since its introduction in the third quarter of 2020, with more than 10 different customers utilizing the new integrated system.

Drilling activity in international markets is less cyclical than North America as most activity is driven by national oil companies, which tend to maintain a longer term view that exhibits less variability in capital spend. Additionally, we continue to benefit from our exposure to the Middle East, the North Sea and Asia Pacific.

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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Three Months Ended
	June 30,		Change
(In millions, except %)	2021	2020	$	%
Revenue	$1,668.8	$1,620.2	48.6	3.0

Costs and expenses
Cost of sales	1,442.5	1,450.7	(8.2)	(0.6)
Selling, general and administrative expense	172.6	157.8	14.8	9.4
Research and development expense	19.2	25.1	(5.9)	(23.5)
Impairment, restructuring and other expenses (Note 16)	2.0	103.6	(101.6)	(98.1)
Total costs and expenses	1,636.3	1,737.2	(100.9)	(5.8)

Other expense, net	(1.0)	(20.3)	19.3	95.1
Income from equity affiliates (Note 11)	12.8	15.7	(2.9)	(18.5)
Loss from investment in Technip Energies (Note 11)	(146.8)	—	(146.8)
Net interest expense	(35.2)	(26.6)	(8.6)	(32.3)
Loss before income taxes	(137.7)	(148.2)	10.5	7.1
Provision for income taxes (Note 18)	34.9	27.6	7.3	26.4
Loss from continuing operations	(172.6)	(175.8)	3.2	1.8
Income from continuing operations attributable to non-controlling interests	(2.1)	(1.8)	(0.3)	(16.7)
Loss from continuing operations attributable to TechnipFMC plc	(174.7)	(177.6)	2.9	1.6
Income from discontinued operations	7.7	191.1	(183.4)	(96.0)
Income from discontinued operations attributable to non-controlling interests	—	(1.8)	1.8	100.0
Net Income (loss) attributable to TechnipFMC plc	(167.0)	11.7	(178.7)	(1,527.4)
Revenue
Revenue increased $48.6 million during the three months ended June 30, 2021, compared to the same period in 2020. Subsea revenue increased year-over-year, primarily due to increased services activity in Norway and Africa. Surface Technologies revenue increased year-over-year, primarily driven by an increase in operator activity in North America, the success of our iComplete™ ecosystem and an increase in the project and services activity in the international market area.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of sales, increased to 13.6% during the three months ended June 30, 2021, compared to 10.5% in the prior-year period. Subsea gross profit, as a percentage of sales, increased due to stronger operational performance and from lower operating costs. Surface Technologies gross profit, as a percentage of sales, increased year-over-year, driven by higher sales volume, improved execution and lower operating costs.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $14.8 million year-over-year. The increase is primarily driven by the increase associated with digital development activities and legal expenses.

Impairment, Restructuring and Other Expenses
We incurred $2.0 million of restructuring, impairment and other charges during the three months ended June 30, 2021 compared to $103.6 million of restructuring, impairment and other charges incurred during the three months ended June 30, 2020. See Note 16 for further details.

Other Expense, Net
Other expense, net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions and gains and losses on sales of property, plant and equipment. In the second quarter of 2021, we recognized $1.0 million of other losses, which primarily included $10.7 million of net foreign exchange losses. In the second quarter of 2020, we recognized $20.3 million of other losses, which primarily included $16.1 million of net foreign exchange losses. The change in foreign exchange gains and losses is primarily due to foreign exchange gains and losses from unhedged currencies and the effect of these foreign currencies’ exchange rate to a U.S. dollar on naturally hedged projects.

Loss from Investment in Technip Energies

During the three months ended June 30, 2021, we recorded $146.8 million loss as a result of our investment in Technip Energies. The amount recognized primarily reflects a fair value revaluation loss of our investment. See Note 11 for further details.

Net Interest Expense
Net interest expense of $35.2 million increased $8.6 million in the three months ended June 30, 2021, compared to the same period in 2020, primarily due to higher interest expense associated with the $1.0 billion senior notes issued during the three months ended March 31, 2021.

Provision for Income Taxes
Our provision for income taxes for three months ended June 30, 2021 and 2020 reflected effective tax rates of (25.3)% and (18.6)%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, and a change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

Discontinued Operations

Income from discontinued operations, net of income taxes was $7.7 million and $191.1 million for the three months ended June 30, 2021 and 2020, respectively. Income from discontinued operations included results for Technip Energies, which was spun-off on February 16, 2021. See Note 2 for further details.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Six Months Ended
	June 30,		Change
(In millions, except %)	2021	2020	$	%
Revenue	$3,300.8	$3,202.8	98.0	3.1

Costs and expenses
Cost of sales	2,883.7	2,854.8	28.9	1.0
Selling, general and administrative expense	320.2	353.1	(32.9)	(9.3)
Research and development expense	35.7	50.5	(14.8)	(29.3)
Impairment, restructuring and other expenses (Note 16)	27.5	3,302.7	(3,275.2)	(99.2)
Total costs and expenses	3,267.1	6,561.1	(3,294.0)	(50.2)

Other income (expense), net	34.6	(28.2)	62.8	222.7
Income from equity affiliates (Note 11)	20.5	36.8	(16.3)	(44.3)
Income from investment in Technip Energies (Note 11)	323.3	—	323.3
Loss on early extinguishment of debt	(23.5)	—	(23.5)
Net interest expense	(69.7)	(49.6)	(20.1)	(40.5)
Income (loss) before income taxes	318.9	(3,399.3)	3,718.2	109.4
Provision for income taxes (Note 18)	59.4	4.4	55.0	1,250.0
Income (loss) from continuing operations	259.5	(3,403.7)	3,663.2	107.6
Income from continuing operations attributable to non-controlling interests	(3.9)	(8.7)	4.8	55.2
Income (loss) from continuing operations attributable to TechnipFMC plc	255.6	(3,412.4)	3,658.4	107.2
Income (loss) from discontinued operations	(52.5)	173.3	(225.8)	(130.3)
Income from discontinued operations attributable to non-controlling interests	(1.9)	(5.3)	3.4	64.2
Net income (loss) attributable to TechnipFMC plc	201.2	(3,244.4)	3,445.6	106.2
Revenue
Revenue increased $98.0 million during the six months ended June 30, 2021, compared to the same period in 2020. Subsea revenue increased year-over-year primarily, due to increased project and services activity. This increase was offset by a decrease in revenue in our Surface Technologies segment, primarily as a result of the significant decline in operator activity in North America.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of sales, increased to 12.6% during the six months ended June 30, 2021, compared to 10.9% in the prior-year period. Subsea gross profit, as a percentage of sales, increased due to stronger operational performance and from lower operating costs. Surface Technologies gross profit, as a percentage of sales, increased year-over-year despite lower sales volume due to improved execution and lower operating costs.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $32.9 million year-over-year. During the first half of 2020, in response to a deteriorated market environment driven in part by the COVID-19 pandemic, we implemented a series of cost reduction initiatives that resulted in significant reduction in year-over-year selling, general and administrative expense.

Impairment, Restructuring and Other Expense
We incurred $27.5 million of restructuring, impairment and other charges during the six months ended June 30, 2021, compared to $3,302.7 million of restructuring, impairment and other charges incurred during the six months ended June 30, 2020. See Note 16 for further details.

Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions and other non-operating gains and losses. During the six months ended June 30, 2021, we recognized $34.6 million of other income, which primarily included $17.4 million of net foreign exchange gains. During the six months ended June 30, 2020, we recognized $28.2 million of other expenses, which primarily included $39.2 million of net foreign exchange losses. The change in foreign exchange gains and losses is primarily due to foreign exchange gains from unhedged currencies and the effects of a stronger U.S. dollar on naturally hedged projects.

Income from Investment in Technip Energies

During the six months ended June 30, 2021, we recorded $323.3 million as income as a result of our investment in Technip Energies. The amount recognized comprises a purchase price discount on the sales of shares and a fair value revaluation gain of our investment. See Note 11 for further details.

Net Interest Expense

Net interest expense of $69.7 million increased $20.1 million in the six months ended June 30, 2021, compared to the same period in 2020, primarily due to higher interest expense associated with the $1.0 billion senior notes issued during the three months ended March 31, 2021.
Provision for Income Taxes
Our provision for income taxes for the six months ended June 30, 2021 and 2020 reflected effective tax rates of 18.6% and (0.1)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, and a change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

Discontinued Operations

Income (loss) from discontinued operations, net of income taxes was $52.5 million loss and $173.3 million income for the six months ended June 30, 2021 and 2020, respectively. Income (loss) from discontinued operations included results for Technip Energies, which was spun-off on February 16, 2021. See Note 2 for further details.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2021 AND 2020
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 for further details.
Subsea

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2021	2020	$	%
Revenue	$1,394.3	$1,378.5	15.8	1.1
Operating profit (loss)	$72.4	$(75.6)	148.0	195.8

Operating profit as a percentage of revenue	5.2%	(5.5)%		10.7 pts.
Subsea revenue increased $15.8 million or 1.1% year-over-year, primarily due to higher services activity in Norway and Africa.

Subsea operating profit for the three months ended June 30, 2021 improved versus the prior year, primarily due to the significant reduction in non-cash impairment charges as well as benefits from prior year cost reduction activities and increased installation activity.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Surface Technologies

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2021	2020	$	%
Revenue	$274.5	$241.7	32.8	13.6
Operating profit (loss)	$12.9	$(13.4)	26.3	196.3

Operating profit as a percentage of revenue	4.7%	(5.5)%		10.2 pts.
Surface Technologies revenue increased $32.8 million, or 13.6%, year-over-year, primarily driven by an increase in operator activity in North America and success of our iComplete™ ecosystem. Revenue outside of North America has continued to recover from the prior year declines. Nearly 65% of total segment revenue was generated outside of North America in the period.
Surface Technologies operating profit improved versus the prior year, primarily due to increased activity, prior year cost reduction initiatives and the reduction in non-cash impairment charges.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Corporate Expenses

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Corporate expenses	$(30.3)	$(16.5)	(13.8)	(83.6)
Corporate expenses increased by $13.8 million, or 83.6%, year-over-year, primarily due to increased costs associated with IT and legal support functions.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 for further details.
Subsea

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Revenue	$2,780.8	$2,631.6	149.2	5.7
Operating profit (loss)	$109.4	$(2,826.3)	2,935.7	103.9

Operating profit (loss) as a percentage of revenue	3.9%	(107.4)%		111.3 pts.
Subsea revenue increased $149.2 million, or 5.7%, year-over-year, primarily due to higher project and services activity.

Subsea operating profit for the six months ended June 30, 2021 improved versus the prior year, primarily due to the significant reduction in non-cash impairment charges as well as prior year cost reduction activities and increased installation activity.

Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.

Surface Technologies

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Revenue	$520.0	$571.2	(51.2)	(9.0)
Operating profit (loss)	$21.1	$(437.4)	458.5	104.8

Operating profit (loss) as a percentage of revenue	4.1%	(76.6)%		80.7 pts.
Surface Technologies revenue decreased $51.2 million, or 9.0%, year-over-year, primarily driven by the significant reduction in operator activity in North America. Revenue outside of North America displayed resilience. Nearly 67% of total segment revenue was generated outside of North America in the period.
Surface Technologies operating profit improved versus the prior year, primarily due to the significant reduction in non-cash impairment charges as well as improvements in execution of and benefits from prior year cost reduction initiatives.
Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.
Corporate Expenses

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Corporate expenses	$(59.1)	$(46.8)	(12.3)	(26.3)

Corporate expenses increased by $12.3 million or 26.3% year-over-year, primarily due to increased costs associated with IT and legal support functions.
Refer to “Non-GAAP Measures” for further information regarding our segment operating results.

NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended) below:
–Income (loss) from continuing operations, excluding charges and credits, as well as measures derived from it;
–Income (loss) before net interest expense and taxes, excluding charges and credits (“Adjusted Operating profit”) and Adjusted Operating profit margin;
–Adjusted diluted loss per share from continuing operations;
–Depreciation and amortization, excluding charges and credits (“Adjusted Depreciation and Amortization”);
–Earnings before net interest expense, income taxes, depreciation and amortization, excluding charges and credits (“Adjusted EBITDA”) and Adjusted EBITDA margin;
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2021
	Income (loss) from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(174.7)	$2.1	$34.9	$35.2	$(102.5)	$98.0	$(4.5)

Charges and (credits):
Impairment and other charges	0.8	—	—	—	0.8	—	0.8
Restructuring and other charges	1.1	—	0.1	—	1.2	—	1.2
Loss from investment in Technip Energies	146.8	—	—	—	146.8	—	146.8
Adjusted financial measures	$(26.0)	$2.1	$35.0	$35.2	$46.3	$98.0	$144.3

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(0.39)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.06)

	Three Months Ended
	June 30, 2020
	Loss from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense	Loss before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(177.6)	$1.8	$27.6	$26.6	$(121.6)	$95.4	$(26.2)

Charges and (credits):
Impairment and other charges	53.5	—	(19.8)	—	33.7	—	33.7
Restructuring and other charges	36.0	—	2.3	—	38.3	—	38.3
Direct COVID-19 expenses	29.7	—	1.9	—	31.6	—	31.6
Valuation allowance	(5.2)	—	5.2	—	—	—	—
Adjusted financial measures	$(63.6)	$1.8	$17.2	$26.6	$(18.0)	$95.4	$77.4

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(0.40)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.14)

	Six Months Ended
	June 30, 2021
	Income (loss) from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$255.6	$3.9	$59.4	$93.2	$412.1	$193.2	$605.3

Charges and (credits):
Impairment and other charges	19.6	—	—	—	19.6	—	19.6
Restructuring and other charges	7.6	—	0.3	—	7.9	—	7.9
Income from investment in Technip Energies	(323.3)	—	—	—	(323.3)	—	(323.3)
Adjusted financial measures	$(40.5)	$3.9	$59.7	$93.2	$116.3	$193.2	$309.5

Diluted earnings per share from continuing operations attributable to TechnipFMC plc, as reported	$0.56
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.09)

	Six Months Ended
	June 30, 2020
	Loss from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense	Loss before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(3,412.4)	$8.7	$4.4	$49.6	$(3,349.7)	$204.1	$(3,145.6)

Charges and (credits):
Impairment and other charges	3,213.4	—	8.3	—	3,221.7	—	3,221.7
Restructuring and other charges	40.5	—	3.8	—	44.3	—	44.3
Direct COVID-19 expenses	33.6	—	3.1	—	36.7	—	36.7
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Valuation allowance	(3.1)	—	3.1	—	—	—	—
Adjusted financial measures	$(121.5)	$8.7	$24.7	$49.6	$(38.5)	$195.6	$157.1

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(7.62)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.27)

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net and Other	Total
Revenue	$1,394.3	$274.5	$—	$—	$1,668.8

Operating profit (loss), as reported (pre-tax)	$72.4	$12.9	$(30.3)	$(157.5)	$(102.5)

Charges and (credits):
Impairment and other charges	0.6	0.2	—	—	0.8
Restructuring and other charges	0.4	0.8	—	—	1.2
Loss from investment in Technip Energies	—	—	—	146.8	146.8
Subtotal	1.0	1.0	—	146.8	148.8

Adjusted Operating profit (loss)	73.4	13.9	(30.3)	(10.7)	46.3

Depreciation and amortization	80.7	16.3	1.0	—	98.0

Adjusted EBITDA	$154.1	$30.2	$(29.3)	$(10.7)	$144.3

Operating profit margin, as reported	5.2%	4.7%			(6.1)%

Adjusted Operating profit margin	5.3%	5.1%			2.8%

Adjusted EBITDA margin	11.1%	11.0%			8.6%

	Three Months Ended
	June 30, 2020
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$1,378.5	$241.7	$—	$—	$1,620.2

Operating profit (loss), as reported (pre-tax)	$(75.6)	$(13.4)	$(16.5)	$(16.1)	$(121.6)

Charges and (credits):
Impairment and other charges	32.5	1.2	—	—	33.7
Restructuring and other charges	35.9	1.3	1.1	—	38.3
Direct COVID-19 expenses	27.4	4.2	—	—	31.6
Subtotal	95.8	6.7	1.1	—	103.6

Adjusted Operating profit (loss)	20.2	(6.7)	(15.4)	(16.1)	(18.0)

Depreciation and amortization	79.4	15.0	1.0	—	95.4

Adjusted EBITDA	$99.6	$8.3	$(14.4)	$(16.1)	$77.4

Operating profit margin, as reported	(5.5)%	(5.5)%			(7.5)%

Adjusted Operating profit margin	1.5%	-2.8%			-1.1%

Adjusted EBITDA margin	7.2%	3.4%			4.8%

	Six Months Ended
	June 30, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net and Other	Total
Revenue	$2,780.8	$520.0	$—	$—	$3,300.8

Operating profit (loss), as reported (pre-tax)	$109.4	$21.1	$(59.1)	$340.7	$412.1

Charges and (credits):
Impairment and other charges	16.3	0.3	3.0	—	19.6
Restructuring and other charges	4.4	3.5	—	—	7.9
Income from investment in Technip Energies	—	—	—	(323.3)	(323.3)
Subtotal	20.7	3.8	3.0	(323.3)	(295.8)

Adjusted Operating profit (loss)	130.1	24.9	(56.1)	17.4	116.3

Depreciation and amortization	159.1	32.2	1.9	—	193.2

Adjusted EBITDA	$289.2	$57.1	$(54.2)	$17.4	$309.5

Operating profit margin, as reported	3.9%	4.1%			12.5%

Adjusted Operating profit margin	4.7%	4.8%			3.5%

Adjusted EBITDA margin	10.4%	11.0%			9.4%

	Six Months Ended
	June 30, 2020
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$2,631.6	$571.2	$—	$—	$3,202.8

Operating loss, as reported (pre-tax)	$(2,826.3)	$(437.4)	$(46.8)	$(39.2)	$(3,349.7)

Charges and (credits):
Impairment and other charges	2,809.0	412.7	—	—	3,221.7
Restructuring and other charges	29.0	13.1	2.2	—	44.3
Direct COVID-19 expenses	31.4	5.3	—	—	36.7
Purchase price accounting adjustment	8.5	—	—	—	8.5
Subtotal	2,877.9	431.1	2.2	—	3,311.2

Adjusted Operating profit (loss)	51.6	(6.3)	(44.6)	(39.2)	(38.5)

Adjusted Depreciation and amortization	152.8	39.1	3.7	—	195.6

Adjusted EBITDA	$204.4	$32.8	$(40.9)	$(39.2)	$157.1

Operating profit margin, as reported	-107.4%	-76.6%			-104.6%

Adjusted Operating profit margin	2.0%	-1.1%			-1.2%

Adjusted EBITDA margin	7.8%	5.7%			4.9%
INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Subsea	$1,291.3	$511.7	$2,810.1	$1,683.8
Surface Technologies	268.2	187.1	471.5	553.4
Total inbound orders	$1,559.5	$698.8	$3,281.6	$2,237.2
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 5 for further details.

	Order Backlog
(In millions)	June 30, 2021	December 31, 2020
Subsea	$6,951.6	$6,876.0
Surface Technologies	360.4	413.5
Total order backlog	$7,312.0	$7,289.5
Subsea - Subsea backlog of $7.0 billion as of June 30, 2021 was composed of various subsea projects, including Total Mozambique LNG; Eni Coral and Merakes; Petrobras Mero I and Mero II; Energean Karish North, El Amriya and Idku; ExxonMobil Payara; Petronas Limbayong; Reliance MJ-1; Equinor Breidablikk; Husky West White Rose; Chevron Gorgon Stage 2; Santos Barossa Phase I; Tullow Jubilee South East; Woodside Pyxis and Lambert Deep.

Surface Technologies - Order backlog for Surface Technologies as of June 30, 2021 decreased by $53.1 million compared to December 31, 2020. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within 12 months.
Non-consolidated backlog - As of June 30, 2021, we had $593.6 million of non-consolidated order backlog in our Subsea segment. Non-consolidated order backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.
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
The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$854.9	$1,269.2
Short-term debt and current portion of long-term debt	(297.7)	(624.7)
Long-term debt, less current portion	(2,180.2)	(2,835.5)
Net debt	$(1,623.0)	$(2,191.0)
Cash Flows
Operating cash flows from continuing operations - During the six months ended June 30, 2021 and 2020, we generated $95.6 million and used $415.6 million, respectively, in operating cash flows from continuing operations. The increase of $511.2 million in cash generated by operating activities from continuing operations was primarily due to timing differences on project milestones and improved working capital management actions.
Investing cash flows from continuing operations - Investing activities provided $470.5 million during the six months ended June 30, 2021 and used $114.9 million of cash during the six months ended June 30, 2020. The increase of $585.4 million in cash provided by investing activities was primarily due to the proceeds received from the sale of our investment in Technip Energies, the sales of assets and decreased capital expenditures during the six months ended June 30, 2021.
Financing cash flows from continuing operations - Financing activities used $955.8 million and provided $82.9 million of cash during the six months ended June 30, 2021 and 2020, respectively. The increase in cash used by financing activities was primarily due to the increased debt pay down activity during the six months ended June 30, 2021.
Debt and Liquidity
Debt Financing Transactions in Connection with the Spin-off
In connection with the Spin-off, we executed a series of refinancing transactions, in order to provide a capital structure with sufficient cash resources to support future operating and investment plans.
Debt Issuance

•On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multicurrency revolving credit facility (“Revolving Credit Facility”), including a $450.0 million letter of credit subfacility; and

•On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”).

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

•the termination of the $2.5 billion senior unsecured revolving credit facility we entered into on January 17, 2017; the termination of the €500.0 million Euro Facility entered into on May 19, 2020, and the termination of the CCFF Program entered into on May 19, 2020. In connection with the termination of these credit facilities, we repaid $830.9 million of the outstanding commercial paper borrowings; and

Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of June 30, 2021, there were $72.9 million letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $927.1 million.
As of June 30, 2021, we were in compliance with all restrictive covenants under the Revolving Credit Facility. See Note 13 for further details.
Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are BB+ for our long-term unsecured, guaranteed debt (2021 Notes), BB for our long-term unsecured debt (the Private Placement notes) and B for our short-term debt and commercial paper program. Our credit ratings with Moody’s are Ba1 for our long-term unsecured, guaranteed debt and NP for our commercial paper program.
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

Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. Our capital expenditures can be adjusted and managed to match market demand and activity levels. Based on current market conditions and our future expectations, our capital expenditures for 2021 are estimated to be approximately $250.0 million. Projected capital expenditures do not include any contingent capital that may be needed to respond to contract awards.
On April 27, 2021, we sold 25 million Technip Energies shares through a private placement by way of an accelerated bookbuild offering (the “Placement”). Concurrently with the Placement, Technip Energies purchased from TechnipFMC 1.8 million shares. This purchase was separate from the Placement. Upon completion of the Placement and the concurrent sale to Technip Energies, TechnipFMC retains a direct stake of 55.5 million shares, representing 31.1% of the issued and outstanding shares of Technip Energies.
We intend to conduct an orderly sale of our remaining stake in Technip Energies over time and will use the proceeds from future sales to further reduce our net leverage. We do not intend to remain a long-term shareholder of Technip Energies and will exit our ownership stake in an orderly manner within a year.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates. During the six months ended June 30, 2021, there were no changes to our identified critical accounting estimates.
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
In Brazil, our subsidiaries, Technip Brasil - Engenharia, Instalações E Apoio Marítimo Ltda. and Flexibrás Tubos Flexíveis Ltda., entered into leniency agreements with both the MPF and the CGU/AGU. We have committed, as part of those agreements, to make certain enhancements to their compliance programs in Brazil during a two-year self-reporting period, which aligns with our commitment to cooperation and transparency with our compliance community in Brazil and globally.
In September 2019, the SEC approved our previously disclosed agreement in principle with the SEC Staff and issued an Administrative Order, pursuant to which we paid the SEC $5.1 million, which was included in the global resolution of $301.3 million.

To date, the investigation by PNF related to historical projects in Equatorial Guinea and Ghana has not reached a resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. As we continue to progress our discussions with PNF towards resolution, the amount of a settlement could exceed this provision.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2021.
Issuer Purchases of Equity Securities
We did not have any purchases of equity securities during the three months ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1
First Amendment, dated April 29, 2021, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto

10.2	Amendment No. 1, dated May 6, 2021, to the Relationship Agreement, dated as of January 7, 2021, by and among the Company, Technip Energies B.V. and Bpifrance Participations SA
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 29, 2021