Form 10-Q
period 2021-09-30
TechnipFMC plc
filed 2021-10-27
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____ .
Commission File Number: 001-37983

TechnipFMC plc
(Exact name of registrant as specified in its charter)

United Kingdom	98-1283037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Hadrian House, Wincomblee Road
Newcastle Upon Tyne
United Kingdom	NE6 3PL
(Address of principal executive offices)	(Zip Code)
+44 191-295-0303
(Registrant’s telephone number, including area code)

One St. Paul’s Churchyard
London
United Kingdom
EC4M 8AP
(Address of principal executive offices)
(Former name, former address and former fiscal year, if changed since last report)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2021
Ordinary shares, $1.00 par value per share	450,700,480

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue
Service revenue	$901.0	$892.1	$2,640.6	$2,459.6
Product revenue	640.0	805.6	2,121.8	2,365.0
Lease revenue	38.4	29.8	117.8	105.7
Total revenue	1,579.4	1,727.5	4,880.2	4,930.3

Costs and expenses
Cost of service revenue	761.4	854.0	2,338.5	2,353.3
Cost of product revenue	571.4	636.6	1,815.0	1,930.0
Cost of lease revenue	31.2	28.2	94.2	90.3
Selling, general and administrative expense	153.4	181.8	473.6	534.9
Research and development expense	18.7	20.8	54.4	71.3
Impairment, restructuring and other expenses (Note 16)	7.3	53.5	34.8	3,356.2
Total costs and expenses	1,543.4	1,774.9	4,810.5	8,336.0

Other income (expense), net	(5.9)	7.9	28.7	(20.3)
Income (loss) from equity affiliates (Note 11)	(30.0)	12.9	(9.5)	49.7
Income from investment in Technip Energies (Note 11)	28.5	—	351.8	—
Income (loss) before net interest expense and income taxes	28.6	(26.6)	440.7	(3,376.3)
Interest income	2.1	7.7	8.9	36.4
Interest expense	(41.4)	(30.8)	(117.9)	(109.1)
Loss on early extinguishment of debt	(16.0)	—	(39.5)	—
Income (loss) before income taxes	(26.7)	(49.7)	292.2	(3,449.0)
Provision for income taxes (Note 18)	12.3	9.1	71.7	13.5
Income (loss) from continuing operations	(39.0)	(58.8)	220.5	(3,462.5)
Net income from continuing operations attributable to non-controlling interests	(1.6)	(5.9)	(5.5)	(14.6)
Income (loss) from continuing operations attributable to TechnipFMC plc	(40.6)	(64.7)	215.0	(3,477.1)
Income (loss) from discontinued operations	8.4	65.2	(44.1)	238.5
Income from discontinued operations attributable to non-controlling interests	—	(4.4)	(1.9)	(9.7)
Net income (loss) attributable to TechnipFMC plc	$(32.2)	$(3.9)	$169.0	$(3,248.3)

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$(0.09)	$(0.14)	$0.48	$(7.75)
Diluted	$(0.09)	$(0.14)	$0.47	$(7.75)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.02	$0.14	$(0.10)	$0.51

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$(0.07)	$(0.01)	$0.38	$(7.24)
Diluted	$(0.07)	$(0.01)	$0.37	$(7.24)

Weighted average shares outstanding (Note 6)
Basic	450.7	449.4	450.4	448.4
Diluted	450.7	449.4	454.7	448.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Net income (loss) attributable to TechnipFMC plc	$(32.2)	$(3.9)	$169.0	$(3,248.3)
Income from continuing operations attributable to non-controlling interests	(1.6)	(5.9)	(5.5)	(14.6)
Income from discontinued operations attributable to non-controlling interests	—	(4.4)	(1.9)	(9.7)
Net Income (loss) attributable to TechnipFMC plc, including non-controlling interest	(30.6)	6.4	176.4	(3,224.0)

Foreign currency translation adjustments(a)	(57.2)	(10.4)	(1.8)	(213.2)

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	(16.8)	44.7	(28.8)	(10.6)
Reclassification adjustment for net losses included in net income (loss)	1.3	3.9	3.3	8.7
Net gains (losses) on hedging instruments(b)	(15.5)	48.6	(25.5)	(1.9)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	3.2	(2.6)	4.4	(0.4)
Reclassification adjustment for amortization of prior service cost included in net income (loss)	0.1	0.3	0.4	0.8
Reclassification adjustment for amortization of net actuarial loss included in net income (loss)	4.7	2.3	14.3	6.7
Net pension and other postretirement benefits(c)	8.0	—	19.1	7.1
Other comprehensive income (loss), net of tax	(64.7)	38.2	(8.2)	(208.0)
Comprehensive income (loss)	(95.3)	44.6	168.2	(3,432.0)
Comprehensive income attributable to non-controlling interest	(0.2)	(11.8)	(5.9)	(17.9)
Comprehensive income (loss) attributable to TechnipFMC plc	$(95.5)	$32.8	$162.3	$(3,449.9)

(a)Net of income tax benefit of nil for the three and nine months ended September 30, 2021 and 2020.
(b)Net of income tax (expense) benefit of $3.6 million and $(13.1) million for the three months ended September 30, 2021 and 2020, respectively, and $6.6 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively.
(c)Net of income tax (expense) benefit of $(2.1) million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $(5.5) million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,034.0	$1,269.2
Trade receivables, net of allowances of $38.3 in 2021 and $40.2 in 2020	1,128.9	987.7
Contract assets, net of allowances of $1.2 in 2021 and $2.4 in 2020	1,027.0	886.8
Inventories, net (Note 8)	1,069.8	1,252.8
Derivative financial instruments (Note 19)	160.3	268.7
Income taxes receivable	95.4	274.7
Advances paid to suppliers	62.6	96.3
Other current assets (Note 9)	533.9	683.4
Investment in Technip Energies (Note 11)	485.3	—
Current assets of discontinued operations	—	5,725.1
Total current assets	5,597.2	11,444.7
Investments in equity affiliates (Note 11)	295.6	305.5
Property, plant and equipment, net of accumulated depreciation of $2,386.3 in 2021 and $2,154.2 in 2020	2,619.0	2,756.2
Operating lease right-of-use assets	694.3	784.9
Finance lease right-of-use assets	52.6	27.5
Intangible assets, net of accumulated amortization of $468.9 in 2021 and $493.1 in 2020	786.4	851.3
Deferred income taxes	47.6	34.2
Derivative financial instruments (Note 19)	6.4	29.2
Other assets	154.5	175.6
Non-current assets of discontinued operations	—	3,283.5
Total assets	$10,253.6	$19,692.6

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 13)	$282.2	$624.7
Operating lease liabilities	126.2	195.5
Finance lease liabilities	0.7	26.9
Accounts payable, trade	1,238.0	1,201.0
Contract liabilities	914.6	1,046.8
Accrued payroll	182.6	186.8
Derivative financial instruments (Note 19)	154.6	157.5
Income taxes payable	62.5	61.2
Other current liabilities (Note 9)	729.5	818.3
Current liabilities of discontinued operations	—	6,096.5
Total current liabilities	3,690.9	10,415.2
Long-term debt, less current portion (Note 13)	1,973.6	2,835.5
Operating lease liabilities, less current portion	627.1	632.8
Financing lease liabilities, less current portion	51.3	—
Deferred income taxes	62.1	79.3
Accrued pension and other post-retirement benefits, less current portion	205.0	268.4
Derivative financial instruments (Note 19)	7.9	18.8
Other liabilities	116.3	103.3
Non-current liabilities of discontinued operations	—	1,081.3
Total liabilities	6,734.2	15,434.6
Commitments and contingent liabilities (Note 17)
Mezzanine equity
Redeemable non-controlling interest	—	43.7
Stockholders’ equity (Note 14)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2021 and 2020; 450.6 shares and 449.5 shares issued and outstanding in 2021 and 2020, respectively	450.6	449.5
Capital in excess of par value of ordinary shares	9,152.4	10,242.4
Accumulated deficit	(4,747.7)	(4,915.2)
Accumulated other comprehensive loss	(1,358.2)	(1,622.5)
Total TechnipFMC plc stockholders’ equity	3,497.1	4,154.2
Non-controlling interests	22.3	40.4
Non-controlling interests of discontinued operations	—	19.7
Total equity	3,519.4	4,214.3
Total liabilities and equity	$10,253.6	$19,692.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended September 30,
	2021	2020
Cash provided (required) by operating activities
Net income (loss) from continuing operations	$220.5	$(3,462.5)
Adjustments to reconcile income (loss) from continuing operations to cash provided (required) by operating activities
Depreciation	219.0	222.3
Amortization	70.7	76.0
Impairments	20.9	3,244.7
Employee benefit plan and share-based compensation costs	22.5	36.3
Deferred income tax benefit, net	(39.0)	(5.8)
Income from investment in Technip Energies	(351.8)	—
Unrealized gains on derivative instruments and foreign exchange	(19.3)	(26.9)
(Income) loss from equity affiliates, net of dividends received	9.4	(46.5)
Loss on early extinguishment of debt	39.5	—
Other	(19.0)	(1.9)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(320.0)	(45.3)
Inventories, net	165.9	(20.7)
Accounts payable, trade	78.0	(236.0)
Contract liabilities	(104.8)	(33.3)
Income taxes payable (receivable), net	178.9	(34.4)
Other current assets and liabilities, net	57.4	644.9
Other non-current assets and liabilities, net	2.7	(21.2)
Cash provided by operating activities from continuing operations	231.5	289.7
Cash provided (required) by operating activities from discontinued operations	66.3	(187.6)
Cash provided by operating activities	297.8	102.1

Cash provided (required) by investing activities
Capital expenditures	(131.2)	(227.3)
Proceeds from redemption of debt securities	27.4	3.9
Payment to acquire debt securities	(29.1)	(3.9)
Proceeds from sales of assets	95.7	23.0
Cash received from divestiture	—	2.5
Proceeds from sale of investment in Technip Energies	784.5	—
Proceeds from repayment of advances to joint venture	12.5	12.5
Other	—	(1.0)
Cash provided (required) by investing activities from continuing operations	759.8	(190.3)
Cash required by investing activities from discontinued operations	(4.5)	(22.1)
Cash provided (required) by investing activities	755.3	(212.4)

Cash provided (required) by financing activities
Net decrease in short-term debt	(31.3)	(2.0)
Net decrease in commercial paper	(974.3)	(251.3)
Proceeds from issuance of long-term debt	1,164.4	223.2
Repayments of long-term debt	(1,242.2)	(423.9)
Payments for debt issuance costs	(53.5)	—
Dividends paid	—	(59.2)
Acquisition of non-controlling interest	(48.6)	—
Payments related to taxes withheld on share-based compensation	(2.4)	(6.4)
Other	(1.4)	—
Cash required by financing activities from continuing operations	(1,189.3)	(519.6)
Cash required by financing activities from discontinued operations	(3,617.7)	(392.2)
Cash required by financing activities	(4,807.0)	(911.8)
Effect of changes in foreign exchange rates on cash and cash equivalents	(19.9)	75.9
Change in cash and cash equivalents	(3,773.8)	(946.2)
Cash and cash equivalents, beginning of period	4,807.8	5,190.2
Cash and cash equivalents, end of period	$1,034.0	$4,244.0

The following table provides a reconciliation of cash, cash equivalents reported in the condensed consolidated balance sheets to the total of the amounts in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash and cash equivalents	$1,034.0	$968.4
Cash and cash equivalents attributable to discontinued operations	—	3,275.6
Total cash and cash equivalents in the statement of cash flows	$1,034.0	$4,244.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2020	$449.3	$10,213.6	$(4,876.0)	$(1,645.8)	$34.5	$4,175.6
Net income (loss)	—	—	(3.9)	—	10.3	6.4
Other comprehensive income	—	—	—	36.7	1.5	38.2
Issuance of ordinary shares	0.1	—	—	—	—	0.1
Share-based compensation (Note 15)	—	14.2	—	—	—	14.2
Other	—	—	0.9	—	(1.7)	(0.8)
Balance as of September 30, 2020	$449.4	$10,227.8	$(4,879.0)	$(1,609.1)	$44.6	$4,233.7

Balance as of June 30, 2021	$450.6	$9,144.7	$(4,714.0)	$(1,294.9)	$42.9	$3,629.3
Net income (loss)	—	—	(32.2)	—	1.6	(30.6)
Other comprehensive loss	—	—	—	(63.3)	(1.4)	(64.7)
Share-based compensation (Note 15)	—	7.7	—	—	—	7.7
Accrued distributions to non-controlling interest	—	—	—	—	(15.0)	(15.0)
Other	—	—	(1.5)	—	(5.8)	(7.3)
Balance as of September 30, 2021	$450.6	$9,152.4	$(4,747.7)	$(1,358.2)	$22.3	$3,519.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2019	447.1	10,182.8	(1,563.1)	(1,407.5)	28.8	7,688.1
Adoption of accounting standards (Note 3)	—	—	(7.8)	—	—	(7.8)
Net income (loss)	—	—	(3,248.3)	—	24.3	(3,224.0)
Other comprehensive loss	—	—	—	(201.6)	(6.4)	(208.0)
Issuance of ordinary shares	2.3	(7.6)	—	—	—	(5.3)
Cash dividends declared ($0.13 per share)	—	—	(59.2)	—	—	(59.2)
Share-based compensation (Note 15)	—	52.6	—	—	—	52.6
Other	—	—	(0.6)	—	(2.1)	(2.7)
Balance as of September 30, 2020	449.4	10,227.8	(4,879.0)	(1,609.1)	44.6	4,233.7

Balance as of December 31, 2020	449.5	10,242.4	(4,915.2)	(1,622.5)	60.1	4,214.3
Net income	—	—	169.0	—	7.4	176.4
Other comprehensive loss	—	—	—	(6.7)	(1.5)	(8.2)
Issuance of ordinary shares	1.1	—	—	—	—	1.1
Share-based compensation (Note 15)	—	18.4	—	—	—	18.4
Spin-off of Technip Energies (Note 2)	—	(1,108.4)	—	271.0	(19.9)	(857.3)
Accrued distributions to non-controlling interest	—	—	—	—	(15.0)	(15.0)
Other	—	—	(1.5)	—	(8.8)	(10.3)
Balance as of September 30, 2021	450.6	9,152.4	(4,747.7)	(1,358.2)	22.3	3,519.4

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
NOTE 2. DISCONTINUED OPERATIONS
The Spin-off
On February 16, 2021, we completed our separation into two independent publicly traded companies: TechnipFMC, a fully integrated technology and service provider, and Technip Energies, a leading engineering and technology player (“Technip Energies”). The transaction was structured as a spin-off, which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1% of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., Eastern Standard Time, on the record date, February 17, 2021. Technip Energies N.V. is now an independent public company and its shares trade under the ticker symbol “TE” on the Euronext Paris Stock Exchange.
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
Discontinued Operations
The Spin-off represented a strategic shift that will have a major impact to our operations and consolidated financial statements. Accordingly, historical results of Technip Energies prior to the Distribution on February 16, 2021 have been presented as discontinued operations in our condensed consolidated statements of income, condensed consolidated balance sheets and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2021 and 2020. Our condensed consolidated statements of income, condensed consolidated balance sheets and condensed consolidated statements of cash flows and notes to the condensed consolidated financial statements have been updated to reflect continuing operations only.

The following table summarizes the components of income from discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenue	$—	$1,608.2	$906.0	$4,694.2
Costs and expenses	—	(1,480.1)	(889.3)	(4,239.7)
Other, net	—	(49.5)	(18.6)	(151.6)
Income (loss) from discontinued operations before income taxes	$—	$78.6	$(1.9)	$302.9
Income (loss) from discontinued operations, net of income taxes	$8.4	$65.2	$(44.1)	$238.5

Assets and liabilities of discontinued operations are summarized below:

December 31,
(In millions)	2020
Assets
Cash and cash equivalents	$3,538.6
Trade receivables, net of allowances	1,302.1
Contract assets	380.8
Other current assets	503.6
Total current assets of discontinued operations	5,725.1
Property, plant and equipment, net of accumulated depreciation	105.6
Goodwill	2,512.5
Other assets	665.4
Total non-current assets of discontinued operations	3,283.5
Total assets of discontinued operations	$9,008.6

Liabilities
Accounts payable, trade	$1,539.5
Contract liabilities	3,689.3
Other current liabilities	867.7
Total current liabilities of discontinued operations	6,096.5
Long-term debt, less current portion	482.2
Operating lease liabilities	248.2
Other liabilities	350.9
Total non-current liabilities of discontinued operations	1,081.3
Total liabilities of discontinued operations	$7,177.8

On February 16, 2021, all assets and liabilities of Technip Energies were spun-off; therefore, as of September 30, 2021, there were no assets and liabilities classified as discontinued operations. As of September 30, 2021, we had $65.1 million and $44.8 million of accounts receivable and accounts payable, respectively, outstanding with Technip Energies.

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
Recently Issued Accounting Standards under GAAP
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).” In addition, in January 2021, FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” which clarifies the scope of Topic 848. The amendments in these updates apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update were issued as of March 12, 2020, effective through December 31, 2022. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.
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
The following tables present total revenue by geography for each reportable segment for the three and nine months ended September 30, 2021 and 2020:

	Reportable Segments
	Three Months Ended
	September 30, 2021		September 30, 2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe, Russia, Central Asia	$423.2	$46.3	$476.5	$43.0
North America	174.7	99.3	240.5	63.5
Latin America	211.5	22.7	239.3	15.1
Asia Pacific	244.9	20.9	230.4	28.0
Africa	257.8	8.5	263.3	11.0
Middle East	—	69.6	51.8	65.1
Total revenue	$1,312.1	$267.3	$1,501.8	$225.7

	Nine Months Ended
	September 30, 2021		September 30, 2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe, Russia, Central Asia	$1,102.9	$145.2	$1,329.8	$145.4
North America	594.4	266.6	660.3	292.4
Latin America	809.7	57.8	785.1	54.9
Asia Pacific	736.8	72.2	556.8	93.1
Africa	822.6	31.2	646.9	39.6
Middle East	26.5	214.3	154.5	171.5
Total revenue	$4,092.9	$787.3	$4,133.4	$796.9

The following tables present total revenue by contract type for each reportable segment for the three and nine months ended September 30, 2021 and 2020:

	Reportable Segments
	Three Months Ended
	September 30, 2021		September 30, 2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$861.7	$39.3	$865.2	$26.9
Products	441.6	198.4	623.6	182.0
Lease	8.8	29.6	13.0	16.8
Total revenue	$1,312.1	$267.3	$1,501.8	$225.7

	Nine Months Ended
	September 30, 2021		September 30, 2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$2,530.2	$110.4	$2,346.9	$112.7
Products	1,526.5	595.3	1,743.7	621.3
Lease	36.2	81.6	42.8	62.9
Total revenue	$4,092.9	$787.3	$4,133.4	$796.9

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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of September 30, 2021 and December 31, 2020:

(In millions)	September 30, 2021	December 31, 2020	$ change	% change
Contract assets	$1,027.0	$886.8	$140.2	15.8
Contract (liabilities)	(914.6)	(1,046.8)	132.2	12.6
Net contract assets (liabilities)	$112.4	$(160.0)	$272.4	170.3
The increase in our contract assets from December 31, 2020 to September 30, 2021 was primarily due to the timing of project milestones.
The decrease in our contract liabilities was primarily due to completion of performance obligations for contracts, for which consideration was received in advance of the work performed during the period.

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases contract asset balance. Revenue recognized for the three months ended September 30, 2021 and 2020 that was included in the contract liabilities balance at December 31, 2020 and 2019 was $53.4 million and $69.7 million, respectively, and $250.5 million and $424.1 million for the nine months ended September 30, 2021 and 2020, respectively.
For the three months ended September 30, 2021 and 2020, we recognized $4.3 million and $(2.3) million, respectively, and for the nine months ended September 30, 2021 and 2020, we recognized $6.9 million and $(17.2) million, respectively, related to the favorable (unfavorable) changes in estimates of contract revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of September 30, 2021, the aggregate amount of the transaction price allocated to order backlog was $7,002.4 million. We expect to recognize revenue on approximately 15.4% of the order backlog through 2021 and 84.6% thereafter.
The following table details the order backlog for each business segment as of September 30, 2021:

(In millions)	2021	2022	Thereafter
Subsea	$930.8	$3,241.8	$2,488.8
Surface Technologies	150.5	177.4	13.1
Total order backlog	$1,081.3	$3,419.2	$2,501.9
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

Segment revenue and segment operating profit (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Segment revenue
Subsea	$1,312.1	$1,501.8	$4,092.9	$4,133.4
Surface Technologies	$267.3	$225.7	787.3	796.9
Total revenue	$1,579.4	$1,727.5	$4,880.2	$4,930.3

Segment operating profit (loss)
Subsea	$23.5	$20.3	$132.9	$(2,806.0)
Surface Technologies	12.1	(7.0)	33.2	(444.4)
Total segment operating profit (loss)	$35.6	$13.3	$166.1	$(3,250.4)

Corporate items
Corporate expense(a)	(29.3)	(25.3)	(88.4)	(72.1)
Net interest expense	(39.3)	(23.1)	(109.0)	(72.7)
Loss on early extinguishment of debt	(16.0)	—	(39.5)	—
Income (loss) from investment in Technip Energies	28.5	—	351.8	—
Foreign exchange gains (losses)	(6.2)	(14.6)	11.2	(53.8)
Total corporate items	(62.3)	(63.0)	126.1	(198.6)
Income (loss) before income taxes(b)	$(26.7)	$(49.7)	$292.2	$(3,449.0)
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, long-lived assets impairment, restructuring and other expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.

NOTE 6. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2021	2020	2021	2020
Income (loss) from continuing operations attributable to TechnipFMC plc	$(40.6)	$(64.7)	$215.0	$(3,477.1)
Income (loss) from discontinued operations attributable to TechnipFMC plc	8.4	60.8	(46.0)	228.8
Net income (loss) attributable to TechnipFMC plc	$(32.2)	$(3.9)	$169.0	$(3,248.3)

Weighted average number of shares outstanding	450.7	449.4	450.4	448.4
Dilutive effect of restricted stock units	—	—	3.9	—
Dilutive effect of performance shares	—	—	0.4	—
Total shares and dilutive securities	450.7	449.4	454.7	448.4

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$(0.09)	$(0.14)	$0.48	$(7.75)
Diluted	$(0.09)	$(0.14)	$0.47	$(7.75)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.02	$0.14	$(0.10)	$0.51

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$(0.07)	$(0.01)	$0.38	$(7.24)
Diluted	$(0.07)	$(0.01)	$0.37	$(7.24)
For the three months ended September 30, 2021 and September 30, 2020, we incurred a loss from continuing operations; therefore, the impact of 4.3 million and 0.6 million shares were anti-dilutive. For the nine months ended September 30, 2020, we incurred a loss from continuing operations; therefore, the impact of 3.6 million shares were anti-dilutive.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares, where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions of shares)	2021	2020	2021	2020
Share option awards	1.7	4.7	1.6	4.7
Restricted share units	0.1	4.5	0.3	1.8
Performance shares	—	4.5	—	2.0
Total	1.8	13.7	1.9	8.5
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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of September 30, 2021.

(In millions)	Year of origination	Balance as of September 30, 2021	Balance as of December 31, 2020
Loans receivables, security deposits and other
Moody’s rating Ba2	2019	$76.1	$107.6

Debt securities at amortized cost
Moody’s rating B3	2019	25.9	23.7
Total financial assets		$102.0	$131.3
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
The table below shows the roll-forward of allowance for credit losses as of September 30, 2021 and 2020, respectively.

	Balance as of September 30, 2021
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2020	$40.2	$2.4	$7.5	$0.4	$0.5
Current period provision (release) for expected credit losses	(0.7)	(0.5)	(0.1)	(0.1)	2.2
Recoveries	(1.2)	(0.7)	—	—	—
Allowance for credit losses at September 30, 2021	$38.3	$1.2	$7.4	$0.3	$2.7

	Balance as of September 30, 2020
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2019	$59.4	$4.5	$9.5	$0.7	$1.1
Current period provision for expected credit losses	35.7	0.1	0.1	—	—
Recoveries	(6.2)	(2.8)	(0.6)	—	—
Allowance for credit losses at September 30, 2020	$88.9	$1.8	$9.0	$0.7	$1.1
Certain trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.

NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2021	December 31, 2020
Raw materials	$239.5	$270.3
Work in process	203.4	242.7
Finished goods	626.9	739.8
Inventories, net	$1,069.8	$1,252.8
NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	September 30, 2021	December 31, 2020
Value - added tax receivables	$246.9	$256.9
Prepaid expenses	77.2	78.1
Sundry receivables	67.9	138.4
Other tax receivables	61.3	73.8
Current financial assets at amortized cost	36.4	40.6
Held-to-maturity investments	6.9	24.2
Assets held for sale	4.0	47.3
Other	33.3	24.1
Total other current assets	$533.9	$683.4
Other current liabilities consisted of the following:

(In millions)	September 30, 2021	December 31, 2020
Warranty accruals and project contingencies	$123.4	$168.8
Legal provisions	122.5	127.6
Value - added tax and other taxes payable	90.5	109.6
Compensation accrual	62.8	54.3
Social security liability	59.9	67.9
Provisions	25.9	53.0
Derivative liability	22.4	—
Accrued distributions to non-controlling interests	15.0	—
Current portion of accrued pension and other post-retirement benefits	6.1	6.9
Other accrued liabilities	201.0	230.2
Total other current liabilities	$729.5	$818.3

NOTE 10. WARRANTY OBLIGATIONS
Warranty obligations are included within Other current liabilities in our consolidated balance sheets as of September 30, 2021 and December 31, 2020. A reconciliation of warranty obligations for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Balance at beginning of period	$104.0	$112.0	$109.5	$121.7
Warranty expenses	12.0	10.5	34.0	50.8
Adjustment to existing accruals	(21.0)	7.2	(40.9)	(35.5)
Claims paid	(3.5)	(7.2)	(11.1)	(14.5)
Balance at end of period	$91.5	$122.5	$91.5	$122.5
NOTE 11. EQUITY METHOD INVESTMENTS
Our income (loss) from equity affiliates is included in our Subsea segment. During the three and nine months ended September 30, 2021, our loss from equity affiliates was $30.0 million and $9.5 million, respectively. Our income from equity affiliates during the three and nine months ended September 30, 2020 was $12.9 million and $49.7 million, respectively.
In 2018, we entered into a collaboration agreement with Magma Global Ltd. (“Magma Global”) to develop a new generation of hybrid flexible pipe for use in the traditional and new energy industries. As part of the collaboration, we purchased a minority ownership interest in Magma Global.

In October 2021, we purchased the remaining ownership interest in Magma Global for $64.0 million. The cash consideration will be paid to the shareholders of Magma Global in three annual installments. The first payment of $23.9 million was paid on October 12, 2021. Magma technology enables the manufacture of Thermoplastic Composite Pipe (TCP) using Polyether Ether Ketone (PEEK) polymer, which is highly resistant to corrosive compounds, such as CO2.

With the step acquisition of the remaining outstanding shares of Magma Global and our resulting control of the company, we recorded a $36.7 million impairment during the third quarter of 2021 to adjust our equity method investment to its estimated fair value. The impairment charge is included in income/loss from equity affiliates line in our condensed consolidated statement of income.

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
On April 27, 2021 we sold 25.0 million Technip Energies shares, representing 14% of Technip Energies’ share capital, through a private placement by way of an accelerated bookbuild offering (the “April Placement”). The sale price of the shares in the April Placement was set at €11.10 per share, yielding total gross proceeds of €277.5 million, or $335.2 million.
Concurrently with the April Placement, Technip Energies purchased from us 1.8 million shares of Technip Energies (equivalent to 1% of share capital) at €11.10 per share, corresponding to the price of the April Placement (the “Concurrent Sale to Technip Energies”). The sale of shares to Technip Energies yielded total gross proceeds of €20.0 million or $24.2 million. This purchase was separate from the April Placement.

On July 29, 2021 we announced the launch and pricing of the sale of 16.0 million Technip Energies shares, representing approximately 9% of Technip Energies’ issued and outstanding share capital, through a private placement by way of an accelerated bookbuild offering (the “July Placement”). The sale price of the shares in the July Placement was set at €11.20 per share, yielding total gross proceeds of €179.2 million, or $213.1 million. We agreed to a 60-day lock-up for our remaining shares in Technip Energies, subject to waiver from the Joint Global Coordinators and certain other customary exceptions.

On September 2, 2021 we announced the sale of 17.6 million Technip Energies shares, representing approximately 10% of Technip Energies’ issued and outstanding share capital, through a private sale transaction with HAL Investments, the Dutch investment subsidiary of HAL Holding, N.V. (the “September Sale”). The sale price of the shares in the September Sale was set at €11.15 per share, yielding total gross proceeds of €196.2 million, or $231.5 million. The Joint Global Coordinators from the July Placement granted a waiver of the 60-day lock-up solely for the purpose of the September Sale. The original 60-day lock-up applicable to the July Placement remained in effect in all other respects until October 2, 2021.

The September Sale was completed in two tranches. The first tranche of 8.6 million shares was sold and settled in September for gross proceeds of €96.3 million, or $114.4 million. The second tranche of 9.0 million shares was settled on October 22, 2021 for gross proceeds of €99.9 million, or $116.4 million. As of September 30, 2021, we retained 17.1% ownership interest in Technip Energies’ issued and outstanding share capital. As a result of the reduced ownership interest in Technip Energies and related loss of significant influence, we discontinued the use of equity method of accounting for our interest in Technip Energies. Following the September sale, we account for our remaining ownership interest in Technip Energies as equity security at fair value.

As of October 26, 2021, we retain a direct stake of 21.9 million shares, representing 12.3% of Technip Energies’ issued and outstanding share capital. There is no lock-up associated with our remaining stake in Technip Energies.

At the Spin-off date, on initial recognition of the investment, we elected to account for our investment in Technip Energies at fair value with all subsequent changes in fair value for the investment reported in our consolidated statement of income.
For the three and nine months ended September 30, 2021, we recognized $28.5 million and $351.8 million of income related to our investment in Technip Energies, respectively. The amounts recognized include purchase price discounts on the sales of shares and a fair value revaluation gains of our investment.
Income for the three months ended September 30, 2021 also included a $22.4 million loss on the forward sale contract associated with the September sale of the second tranche of Technip Energies shares. The loss represents the difference between the agreed upon sales price for the September sale and the market price used to determine the carrying amount of the investment in the condensed consolidated financial statements. As of September 30, 2021, the $22.4 million loss was recorded as the derivative liability associated with the forward sale and was included in other current liabilities in our condensed consolidated balance sheet. The carrying amount of our investment in Technip Energies as of September 30, 2021 was $485.3 million.

NOTE 12. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Accounts receivable consisted of receivables due from the following related parties:

(In millions)	September 30, 2021	December 31, 2020
Equinor ASA	$—	$24.1
Dofcon Navegacao	23.4	4.2
Techdof Brasil AS	9.2	8.0
Others	2.5	1.7
Total accounts receivable	$35.1	$38.0
Dofcon Navegacao is an equity method investment. Techdof Brasil AS is a wholly owned subsidiary of Dofcon Brasil AS, our equity method affiliate. In October 2020, we added a new member to our Board of Directors who was an executive of Equinor ASA.
Accounts payable consisted of payables due to the following related parties:

(In millions)	September 30, 2021	December 31, 2020
Dofcon Navegacao	$4.4	$1.5
Others	2.5	3.1
Total accounts payable	$6.9	$4.6

Additionally, we have a note receivable from Dofcon Brasil AS for $25.2 million and $37.6 million as of September 30, 2021 and December 31, 2020, respectively. Dofcon Brasil AS is a variable interest entity and accounted for as an equity method investment.
Revenue included amounts from the following related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Dofcon Navegacao	0.1	0.8	1.3	1.4
Techdof Brasil AS	3.6	2.0	12.5	6.4
Others	3.4	11.6	7.8	18.3
Total revenue	$7.1	$14.4	$21.6	$26.1
Expenses included amounts to the following related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Dofcon Navegacao	$8.3	$5.2	$21.3	$17.0
Magma Global Limited	5.1	1.0	9.2	2.6
Altus Intervention	2.2	1.5	5.0	2.6
Others	16.9	0.9	25.1	14.2
Total expenses	$32.5	$8.6	$60.6	$36.4
Magma Global Limited was an equity method investment. In October 2021, we purchased the remaining ownership interest in Magma Global, see Note 11 for further details.

NOTE 13. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	September 30, 2021	December 31, 2020
Commercial paper	$—	$1,043.7
Synthetic bonds due 2021	—	551.2
3.45% Senior Notes due 2022	—	500.0
3.40% 2012 Private placement notes due 2022	173.6	184.0
3.15% 2013 Private placement notes due 2023	295.2	312.9
5.75% 2020 Private placement notes due 2025	231.5	245.4
6.50% Senior notes due 2026	835.9	—
4.00% 2012 Private placement notes due 2027	86.8	92.0
4.00% 2012 Private placement notes due 2032	115.8	122.7
3.75% 2013 Private placement notes due 2033	115.8	122.7
Bank borrowings and other	429.5	298.4
Unamortized debt issuance costs and discounts	(28.3)	(12.8)
Total debt	2,255.8	3,460.2
Less: current borrowings (a)	282.2	624.7
Long-term debt	$1,973.6	$2,835.5
(a) As of September 30, 2021 and December 31, 2020, current borrowings consisted primarily of bank borrowings and notes with current maturities of 12 months.
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

Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multicurrency Revolving Credit Facility including a $450.0 million letter of credit subfacility. We incurred $27.9 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in Other Assets in our condensed consolidated balance sheet as of September 30, 2021. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of September 30, 2021, there were $72.9 million letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $927.1 million.
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
2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026. The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly-owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in long-term debt in our condensed consolidated balance sheet as of September 30, 2021. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method. In September 2021, we completed a tender offer and purchased for cash $164.1 million of the outstanding 2021 Notes. We paid a cash premium of $12.3 million to the note holders who tendered and wrote-off $3.7 million of bond issuance costs. In October 2021, we purchased an additional $2.8 million of the outstanding 2021 Notes. Subsequent to September 30, 2021 we amended the Credit Agreement to amend covenants for the tender offer and early debt repurchases of these 2021 Notes. We are in compliance with the restrictive covenants of the Credit Agreement.

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

NOTE 14. STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2020	$(1,401.2)	$34.0	$(255.3)	$(1,622.5)	$(4.1)
Other comprehensive income (loss) before reclassifications, net of tax	(0.3)	(28.8)	4.4	(24.7)	(1.5)
Reclassification adjustment for net losses included in net income (loss), net of tax	—	3.3	14.7	18.0	—
Other comprehensive income (loss), net of tax	(0.3)	(25.5)	19.1	(6.7)	(1.5)
Spin-off of Technip Energies	253.5	(19.7)	37.2	271.0	—
September 30, 2021	$(1,148.0)	$(11.2)	$(199.0)	$(1,358.2)	$(5.6)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(1.6)	$(23.8)	$(27.6)	$(57.3)	Revenue
	0.7	18.3	12.2	48.0	Cost of sales
	(0.1)	—	0.1	(0.4)	Selling, general and administrative expense
	(0.7)	(2.0)	6.2	(3.2)	Other income (expense), net
	(1.7)	(7.5)	(9.1)	(12.9)	Income (loss) before income taxes
	(0.4)	(3.6)	(5.8)	(4.2)	Provision for income taxes
	$(1.3)	$(3.9)	$(3.3)	$(8.7)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$(0.1)	$(0.3)	$(0.4)	$(0.8)	(a)
Amortization of net actuarial loss	(6.8)	(0.6)	(19.8)	(6.5)	(a)
	(6.9)	(0.9)	(20.2)	(7.3)	Income (loss) before income taxes
	(2.1)	1.7	(5.5)	0.2	Provision for income taxes
	$(4.8)	$(2.6)	$(14.7)	$(7.5)	Net income (loss)
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

We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for non-vested share options and time-based and performance-based restricted stock units was $7.7 million and $14.2 million for the three months ended September 30, 2021 and 2020, respectively, and $18.4 million and $52.6 million for the nine months ended September 30, 2021 and 2020, respectively.
NOTE 16. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Subsea	$6.9	$43.4	$27.6	2,912.8
Surface Technologies	—	8.7	3.8	439.8
Corporate and other	0.4	1.4	3.4	3.6
Total impairment, restructuring and other expenses	$7.3	$53.5	$34.8	$3,356.2

Goodwill and Long-Lived Assets Impairments
Goodwill and long-lived assets impairments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Subsea	$1.3	$17.6	$17.6	$2,826.6
Surface Technologies	—	5.4	0.3	418.1
Corporate and other	—	—	3.0	—
Total impairments	$1.3	$23.0	$20.9	$3,244.7

During the nine months ended September 30, 2021, subsequent to the Spin-off, certain real estate realization actions were taken, and as a result, we recorded $19.6 million of impairment charges relating to our operating lease right-of-use assets.
During the three and nine months ended September 30, 2020, triggering events were identified that led to impairments of certain long-lived assets, including goodwill. During the three and nine months ended September 30, 2020, impairment charges of $23.0 million and $3,244.7 million, respectively, were recorded. These charges included goodwill impairment charges of $2,747.5 million and $335.9 million in our Subsea and Surface Technologies segments, respectively.
For other long-lived assets, a conclusion was made that the market uncertainty was a triggering event for certain asset groups that serve short-cycle businesses in our Subsea and Surface Technologies segments. Assessing these asset groups for recoverability required the use of unobservable inputs that require significant judgment. Such judgments include expected future asset utilization while taking into account reduced future capital spending by certain customers in response to market conditions. As a result of this assessment, for the three and nine months ended September 30, 2020, we recorded impairment charges of $17.6 million and $79.1 million, respectively, in our Subsea segment, consisting primarily of installation and service equipment. For the three and nine months ended September 30, 2020, we recorded impairment charges of $5.4 million and $82.2 million, respectively, in our Surface Technologies segment, consisting primarily of North America-based fracturing and wellhead assets.
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

In addition, during the three and nine months ended September 30, 2021, we recorded a $36.7 million impairment to adjust our equity method investment in Magma Global to its estimated fair market value. The impairment charge is included in income/loss from equity affiliates line in our condensed consolidated statement of income. See Note 11 for further information.
Restructuring and Other Expenses
Restructuring and other charges primarily consisted of severance and other employee related costs across both segments. Restructuring and other expenses were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
(In millions)	Restructuring and other charges	Restructuring and other charges	COVID-19 expenses	Restructuring and other charges	Restructuring and other charges	COVID-19 expenses
Subsea	$5.6	7.1	$18.7	$10.0	$36.1	$50.1
Surface Technologies	—	0.9	2.4	3.5	14.0	7.7
Corporate and other	0.4	1.4	—	0.4	3.6	—
Total	$6.0	$9.4	$21.1	$13.9	$53.7	$57.8

During the three and nine months ended September 30, 2020, we incurred $21.1 million and $57.8 million, respectively, of COVID-19 related expenses. These expenses represent unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of the COVID-19 pandemic situation, which would not have been incurred otherwise.
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
Guarantees consisted of the following:

(In millions)	September 30, 2021	December 31, 2020
Financial guarantees (a)	$177.5	$104.9
Performance guarantees (b)	1,112.2	1,353.9
Maximum potential undiscounted payments	$1,289.7	$1,458.8
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
To date, the investigation by PNF related to historical projects in Equatorial Guinea and Ghana has not reached a resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. Additionally, the PNF recently informed us that it is reviewing historical projects in Angola. We are not aware of any evidence that would support a finding of liability with respect to these projects, or whether the PNF would seek any additional penalty. As we continue our discussions with PNF towards a potential resolution of all of these matters, the amount of a settlement could exceed this provision.

There is no certainty that a settlement with PNF will be reached or that the settlement will not exceed current accruals. The PNF has a broad range of potential sanctions under anti-corruption laws and regulations that it may seek to impose in appropriate circumstances including, but not limited to, fines, penalties, confiscations and modifications to business practices and compliance programs. Any of these measures, if applicable to us, as well as potential customer reaction to such measures, could have a material adverse impact on our business, results of operations and financial condition. If we cannot reach a resolution with the PNF, we could be subject to criminal proceedings in France, the outcome of which cannot be predicted.

Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at September 30, 2021 and December 31, 2020, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.
NOTE 18. INCOME TAXES
Our provision for income taxes for the three months ended September 30, 2021 and 2020 reflected effective tax rates of (46.1)% and (18.3)% respectively. The year-over-year decrease in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, and a change in geographical profit mix year over year.
Our provision for income taxes for the nine months ended September 30, 2021 and 2020 reflected effective tax rates of 24.5% and (0.4)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, a change in geographical profit mix year over year and the impact of nondeductible goodwill impairments.
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of September 30, 2021, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	874.2	1,012.0
Brazilian real	1,108.6	203.8
Australian dollar	205.6	147.9
British pound	100.9	135.8
Singapore dollar	167.7	123.2
Indian rupee	1,000.7	13.5
Norwegian krone	113.9	13.0
Russian ruble	839.0	11.5
Canadian dollar	11.9	9.3
Mexican peso	(123.6)	(6.0)
Kuwaiti dinar	(3.4)	(11.1)
Indonesian rupiah	(256,884.1)	(18.0)
Malaysian ringgit	(642.9)	(153.5)
U.S. dollar	(329.7)	(329.7)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of September 30, 2021, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	62.9	11.6
Norwegian krone	(26.7)	(3.0)
Euro	(10.2)	(11.8)
U.S. dollar	4.3	4.3
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

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	September 30, 2021		December 31, 2020
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$139.7	$128.2	$189.5	$141.9
Long-term - Derivative financial instruments	6.2	7.9	28.9	18.8
Total derivatives designated as hedging instruments	145.9	136.1	218.4	160.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	20.6	26.4	79.2	15.6
Long-term - Derivative financial instruments	0.2	—	0.3	—
Total derivatives not designated as hedging instruments	20.8	26.4	79.5	15.6
Total derivatives	$166.7	$162.5	$297.9	$176.3
Cash flow hedges of forecasted transactions qualifying for hedge accounting, net of tax, resulted in accumulated other comprehensive (losses) gains of $(12.6) million and $12.9 million as of September 30, 2021 and December 31, 2020, respectively. We expect to transfer an approximate $32.0 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2024.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI		Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Foreign exchange contracts	$(20.8)	$56.7	$(41.2)	$(14.9)

The following tables represent the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

(In millions)	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income	$(1.6)	$0.7	$(0.1)	$(0.7)	$(23.8)	$18.3	$—	$(0.6)
Amounts excluded from effectiveness testing	(1.0)	(0.3)	—	(1.2)	3.5	(3.2)	0.1	(0.4)
Total cash flow hedge gain (loss) recognized in income	(2.6)	0.4	(0.1)	(1.9)	(20.3)	15.1	0.1	(1.0)
Total hedge gain (loss) recognized in income	$(2.6)	$0.4	$(0.1)	$(1.9)	$(20.3)	$15.1	$0.1	$(1.0)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	—	(0.1)	—	(25.2)	(0.1)	1.4	—	10.6
Total	$(2.6)	$0.3	$(0.1)	$(27.1)	$(20.4)	$16.5	$0.1	$9.6

(In millions)	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income	$(27.6)	$12.2	$0.1	$6.2	$(57.3)	$48.0	$(0.4)	$(0.6)
Amounts excluded from effectiveness testing	(0.8)	(3.0)	—	(3.2)	6.0	(8.0)	—	2.0
Total cash flow hedge gain (loss) recognized in income	(28.4)	9.2	0.1	3.0	(51.3)	40.0	(0.4)	1.4
Total hedge gain (loss) recognized in income	(28.4)	9.2	0.1	3.0	(51.3)	40.0	(0.4)	1.4

Gain (loss) recognized in income on derivatives not designated as hedging instruments	1.4	0.5	—	8.2	(0.8)	2.7	—	(12.6)
Total	$(27.0)	$9.7	$0.1	$11.2	$(52.1)	$42.7	$(0.4)	$(11.2)

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2021 and December 31, 2020, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2021			December 31, 2020
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$166.7	$(101.9)	$64.8	$297.9	$(128.7)	$169.2
Derivative liabilities	$162.5	$(101.9)	$60.6	$176.3	$(128.7)	$47.6

NOTE 20. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2021				December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Investment in Technip Energies	$485.3	$485.3	$—	$—	$—	$—	$—	$—
Equity securities(a)	23.9	23.9	—	—	23.4	23.4	—	—
Money market fund	2.6	—	2.6	—	1.7	—	1.7	—
Stable value fund(b)	0.6	—	—	—	0.9	—	—	—
Held-to-maturity debt securities	24.0	—	24.0	—	24.2	—	24.2	—
Derivative financial instruments
Foreign exchange contracts	166.7	—	166.7	—	297.9	—	297.9	—
Assets held for sale	4.0	—	—	4.0	47.3	—	—	47.3
Total assets	$707.1	$509.2	$193.3	$4.0	$395.4	$23.4	$323.8	$47.3
Liabilities
Derivative financial instruments
Foreign exchange contracts	162.5	—	162.5	—	176.3	—	176.3	—
Other current liabilities	22.4	22.4	—	—	—	—	—	—
Total liabilities	$184.9	$22.4	$162.5	$—	$176.3	$—	$176.3	$—
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
Redeemable non-controlling interest - In accordance with the Share Purchase Agreement between Technip-Coflexip UK Holdings Limited (“TUK”) and Island Offshore Management AS (“Island Offshore”) that was executed on March 12, 2018, whereby TUK initially purchased 51% of the shares of TIOS AS, a joint venture between TUK and Island Offshore (“TIOS”), TUK acquired the remaining 49% interest in TIOS at a total price of $48.6 million during the third quarter of 2021. As of December 31, 2020, we owned a 51% share in TIOS and the redeemable non-controlling interest was recorded as mezzanine equity at fair value of $43.7 million.

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
Other current liabilities - Includes mark-to-market on the forward sale contract associated with the September Sale of the second tranche of Technip Energies shares, see Note 11 for further details. The liability was valued using the end of the quarter market share price for Technip Energies and therefore is presented in Level 1 of the fair value hierarchy.
Nonrecurring Fair Value Measurements
Fair value of long-lived, non-financial assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable.
The following summarizes impairments of equity investment and long-lived assets and related post-impairment fair value for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
(In millions)	Impairment	Fair Value	Impairment	Fair Value
Long-lived assets(a)	$20.9	$31.6	$161.3	$353.3
Equity method investment impairment (b)	$36.7	$85.4	$—	$—
(a)Measured as of the impairment date using the income approach and a 10.8% risk-adjusted rate of interest, resulting in a Level 3 fair value measurement.
(b)Measured as of the impairment date using the estimated fair value of the consideration transferred, resulting in a Level 3 fair value measurement.

Other fair value disclosures
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes, senior notes and synthetic bonds was $1,954.2 million and $2,199.2 million as of September 30, 2021 and December 31, 2020, respectively.
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

Looking beyond the strength of these traditional markets, we believe that offshore will also play a meaningful role in the the transition to renewable energy resources and reduction of carbon emissions.

We are making real progress in our focus areas of wind, wave, hydrogen and carbon transportation and storage. We recently announced the acquisition of the remaining shares of Magma Global, a leader in advanced composite technologies, as well as the formation of our strategic alliance with Talos Energy to develop and deliver technical and commercial solutions to Carbon Capture and Storage projects. These strategic actions will expand our capabilities and provide us with new opportunities to address carbon emissions.

Subsea – The strength of our inbound orders in the first nine months of the year has been indicative of the continued offshore market recovery and expansion. Innovative approaches to subsea projects, like our iEPCI™ solution, have improved project economics, and many offshore discoveries can be developed economically at today’s crude oil prices. We believe deepwater development is likely to remain a significant part of many of our customers’ portfolios.

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

We have experienced renewed operator confidence in advancing subsea activity as a result of the improved economic outlook, lower market volatility and higher oil price. With crude above $70 per barrel, the opportunity set of large subsea projects to be sanctioned over the next 24 months has expanded.

Front-end engineering and design (“FEED”) activity continues to improve. FEED activity in the current year is expected to return to the more robust levels seen in 2019, which further supports our view of a sustainable recovery for deepwater. We expect at least 60% of the projects in the current year that are undergoing studies with TechnipFMC to include an iEPCI™ solution, many of which could be directly awarded to our Company upon reaching final investment decision.

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

We are confident that Subsea inbound orders in 2021 will exceed the $4 billion achieved in the prior year, with $3.9 billion of orders already inbound in the first nine months of the year. Over the next five quarters, we anticipate Subsea inbound orders could approach $7 billion. We expect Brazil to be the most active region of the world for new project orders, driven by continued investment in the pre-salt field discoveries. We anticipate additional market growth potential coming from the North Sea, Asia Pacific and Africa. The strong front end activity we are experiencing today should further support project award momentum into 2022.

Surface Technologies – Our performance is typically driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by stimulation activity and the completions intensity of shale applications in North America.

In 2021, our completions-related revenue has recovered, driven by the North America market activity increase and the successful adoption of iComplete™ – our fully integrated, digitally enabled pressure control system. iComplete™ has already achieved significant market penetration since its introduction in the third quarter of 2020, with more than 10 different customers utilizing the new integrated system.

Drilling activity in international markets is less cyclical than North America as most activity is driven by national oil companies, which tend to maintain a longer term view that exhibits less variability in capital spend. Additionally, we continue to benefit from our exposure to the Middle East, the North Sea and Asia Pacific.

In recent years, our international revenue has become a greater proportion of total segment revenue. We expect a gradual and steady recovery in well count in 2021 to drive international market growth. Increased spending will be led by national oil companies, particularly in the Middle East, where we expect a significant increase in order activity in the fourth quarter, driven by several multi-year awards.

Our unique capabilities in the international markets, which demand higher specification equipment, global services and local content, provide a platform for us to extend our leadership positions. We remain levered to these more resilient markets where we expect to source approximately 65% of our full year Surface Technologies revenue in 2021.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three Months Ended
	September 30,		Change
(In millions, except %)	2021	2020	$	%
Revenue	$1,579.4	$1,727.5	(148.1)	(8.6)

Costs and expenses
Cost of sales	1,364.0	1,518.8	(154.8)	(10.2)
Selling, general and administrative expense	153.4	181.8	(28.4)	(15.6)
Research and development expense	18.7	20.8	(2.1)	(10.1)
Impairment, restructuring and other expenses (Note 16)	7.3	53.5	(46.2)	(86.4)
Total costs and expenses	1,543.4	1,774.9	(231.5)	(13.0)

Other income (expense), net	(5.9)	7.9	(13.8)	(174.7)
Income (loss) from equity affiliates (Note 11)	(30.0)	12.9	(42.9)	(332.6)
Income from investment in Technip Energies (Note 11)	28.5	—	28.5
Loss on early extinguishment of debt	(16.0)	—	(16.0)
Net interest expense	(39.3)	(23.1)	(16.2)	(70.1)
Loss before income taxes	(26.7)	(49.7)	23.0	46.3
Provision for income taxes (Note 18)	12.3	9.1	3.2	35.2
Loss from continuing operations	(39.0)	(58.8)	19.8	33.7
Net income from continuing operations attributable to non-controlling interests	(1.6)	(5.9)	4.3	72.9
Loss from continuing operations attributable to TechnipFMC plc	(40.6)	(64.7)	24.1	37.2
Income from discontinued operations	8.4	65.2	(56.8)	(87.1)
Income from discontinued operations attributable to non-controlling interests	—	(4.4)	4.4	100.0
Net Income (loss) attributable to TechnipFMC plc	(32.2)	(3.9)	(28.3)	(725.6)
Revenue
Revenue decreased $148.1 million during the three months ended September 30, 2021, compared to the same period in 2020. Subsea revenue decreased year-over-year, primarily due to lower activity in the Gulf of Mexico and North Sea. Surface Technologies revenue increased year-over-year, primarily driven by an increase in operator activity in North America and the success of our iComplete™ ecosystem.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of sales, increased to 13.6% during the three months ended September 30, 2021, compared to 12.1% in the prior-year period. Subsea gross profit, as a percentage of sales, increased due to stronger operational performance and from lower operating costs. Surface Technologies gross profit, as a percentage of sales, increased year-over-year, driven by higher sales volume, favorable product mix and lower operating costs.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $28.4 million year-over-year. The decrease is primarily driven by the decrease associated with digital development activities and legal expenses.

Impairment, Restructuring and Other Expenses
We incurred $7.3 million of restructuring, impairment and other charges during the three months ended September 30, 2021 compared to $53.5 million of restructuring, impairment and other charges incurred during the three months ended September 30, 2020. Three Months Ended September 30, impairment, restructuring and other expenses were impacted by unplanned, non-recoverable COVID-19 related expenses. See Note 16 for further details.

Other Income (Expense), Net
Other expense, net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions and gains and losses on sales of property, plant and equipment. In the third quarter of 2021, we recognized $5.9 million of other expenses, which primarily included $6.2 million of net foreign exchange losses. In the third quarter of 2020, we recognized $7.9 million of other income, which primarily included $14.6 million of net foreign exchange losses. These losses were partially offset by $5.4 million of gains on sales of property, plant and equipment. The change in foreign exchange gains and losses is primarily due to foreign exchange gains and losses from unhedged currencies and the effect of these foreign currencies’ exchange rate to a U.S. dollar on naturally hedged projects.

Income (Loss) from Equity Affiliates

For the three months ended September 30, 2021 and 2020, we recorded a loss of $30.0 million and an income of $12.9 million, respectively, from equity method affiliates. During the three months ended September 30, 2021, we recorded a $36.7 million impairment of our Magma Global equity method investment. See Note 11 for further details.

Income from Investment in Technip Energies

During the three months ended September 30, 2021, we recorded a $28.5 million income as a result of our investment in Technip Energies. The amount recognized primarily reflects a fair value revaluation gain of our investment and purchase price discounts on the sales of shares. See Note 11 for further details.

Loss on Early Extinguishment of Debt

For the three months ended September 30, 2021, we recognized $16.0 million of loss on early extinguishment of debt, which related to premium paid and write-off of bond issuance costs with connection with the repurchase of the 2021 Notes. See Note 13 for further details.

Net Interest Expense
Net interest expense of $39.3 million increased $16.2 million in the three months ended September 30, 2021, compared to the same period in 2020, primarily due to higher interest expense associated with the $1.0 billion senior notes issued during the three months ended March 31, 2021.

Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2021 and 2020 reflected effective tax rates of (46.1)% and (18.3)%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, and a change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than those of the United Kingdom.

Discontinued Operations

Income from discontinued operations, net of income taxes was $8.4 million and $65.2 million for the three months ended September 30, 2021 and 2020, respectively.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2021	2020	$	%
Revenue	$4,880.2	$4,930.3	(50.1)	(1.0)

Costs and expenses
Cost of sales	4,247.7	4,373.6	(125.9)	(2.9)
Selling, general and administrative expense	473.6	534.9	(61.3)	(11.5)
Research and development expense	54.4	71.3	(16.9)	(23.7)
Impairment, restructuring and other expenses (Note 16)	34.8	3,356.2	(3,321.4)	(99.0)
Total costs and expenses	4,810.5	8,336.0	(3,525.5)	(42.3)

Other income (expense), net	28.7	(20.3)	49.0	241.4
Income (loss) from equity affiliates (Note 11)	(9.5)	49.7	(59.2)	(119.1)
Income from investment in Technip Energies (Note 11)	351.8	—	351.8
Loss on early extinguishment of debt	(39.5)	—	(39.5)
Net interest expense	(109.0)	(72.7)	(36.3)	(49.9)
Income (loss) before income taxes	292.2	(3,449.0)	3,741.2	108.5
Provision for income taxes (Note 18)	71.7	13.5	58.2	431.1
Income (loss) from continuing operations	220.5	(3,462.5)	3,683.0	106.4
Net income from continuing operations attributable to non-controlling interests	(5.5)	(14.6)	9.1	62.3
Income (loss) from continuing operations attributable to TechnipFMC plc	215.0	(3,477.1)	3,692.1	106.2
Income (loss) from discontinued operations	(44.1)	238.5	(282.6)	(118.5)
Income from discontinued operations attributable to non-controlling interests	(1.9)	(9.7)	7.8	80.4
Net income (loss) attributable to TechnipFMC plc	169.0	(3,248.3)	3,417.3	105.2
Revenue
Revenue decreased $50.1 million during the nine months ended September 30, 2021, compared to the same period in 2020. Subsea revenue decreased year-over-year, primarily due to decreased subsea production system sales in the Gulf of Mexico and North Sea. Revenue in our Surface Technologies segment also decreased year-over-year, primarily as a result of the reduction in operator activity in North America.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of sales, increased to 13.0% during the nine months ended September 30, 2021, compared to 11.3% in the prior-year period. Subsea gross profit, as a percentage of sales, increased due to stronger operational performance and from lower operating costs. Surface Technologies gross profit, as a percentage of sales, increased year-over-year despite lower sales volume due to favorable product mix, improved execution and lower operating costs.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $61.3 million year-over-year. During the first half of 2020, in response to a deteriorated market environment driven in part by the COVID-19 pandemic, we implemented a series of cost reduction initiatives that resulted in significant reduction in year-over-year selling, general and administrative expense.
Impairment, Restructuring and Other Expense
We incurred $34.8 million of restructuring, impairment and other charges during the nine months ended September 30, 2021, compared to $3,356.2 million of restructuring, impairment and other charges incurred during the nine months ended September 30, 2020. Impairment, restructuring and other charges incurred during the nine months ended September 30, 2021, primarily included $19.6 million of impairment charges primarily of our operating lease right-of-use assets. Impairment, restructuring and other charges incurred during the nine months ended September 30, 2020, primarily included $3,083.4 million of goodwill impairment, $161.3 million of long-lived assets impairment, $57.8 million of COVID-19 related expenses, and $53.7 million for restructuring and severance expenses. See Note 16 for further details.

Other Income (expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions and other non-operating gains and losses. During the nine months ended September 30, 2021, we recognized $28.7 million of other income, which primarily included $11.2 million of net foreign exchange gains. During the nine months ended September 30, 2020, we recognized $20.3 million of other expenses, which primarily included $53.8 million of net foreign exchange losses. The change in foreign exchange gains and losses is primarily due to foreign exchange gains from unhedged currencies and the effects of a stronger U.S. dollar on naturally hedged projects.

Income (Loss) from Equity Affiliates

For the nine months ended September 30, 2021 and 2020, we recorded a loss of $9.5 million and an income of $49.7 million, respectively, from equity method affiliates. During the nine months ended September 30, 2021, we recorded a $36.7 million impairment of our Magma Global equity method investment. See Note 11 for further details.

Income from Investment in Technip Energies

During the nine months ended September 30, 2021, we recorded $351.8 million as income as a result of our investment in Technip Energies. The amount recognized represents a fair value revaluation gain of our investment and purchase price discounts on the sales of shares. See Note 11 for further details.

Loss on Early Extinguishment of Debt

For the nine months ended September 30, 2021, we recognized $39.5 million of loss on early extinguishment of debt, which related to premium paid and write-off of bond issuance costs with connection with the repurchase of the 2021 Notes and premium paid in connection with the repayment of our 3.45% Senior Notes due 2022. See Note 13 for further details.

Net Interest Expense

Net interest expense of $109.0 million increased $36.3 million in the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to higher interest expense associated with the $1.0 billion senior notes issued during the three months ended March 31, 2021.
Provision for Income Taxes
Our provision for income taxes for the nine months ended September 30, 2021 and 2020 reflected effective tax rates of 24.5% and (0.4)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, a change in geographical profit mix year over year and the impact of nondeductible goodwill impairments.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than those of the United Kingdom.

Discontinued Operations
Income (loss) from discontinued operations, net of income taxes, was $44.1 million loss and $238.5 million income for the nine months ended September 30, 2021 and 2020, respectively. Income (loss) from discontinued operations included results for Technip Energies, which was spun-off on February 16, 2021. See Note 2 for further details.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 for further details.
Subsea

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2021	2020	$	%
Revenue	$1,312.1	$1,501.8	(189.7)	(12.6)
Operating profit (loss)	$23.5	$20.3	3.2	15.8

Operating profit as a percentage of revenue	1.8%	1.4%		0.4 pts.
Subsea revenue decreased $189.7 million or 12.6% year-over-year, primarily due to lower activity in the Gulf of Mexico and North Sea.

Subsea operating profit for the three months ended September 30, 2021 improved versus the prior year, primarily due to benefits from prior year cost reduction activities and increased installation activity.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Surface Technologies

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2021	2020	$	%
Revenue	$267.3	$225.7	41.6	18.4
Operating profit (loss)	$12.1	$(7.0)	19.1	272.9

Operating profit as a percentage of revenue	4.5%	(3.1)%		7.6 pts.
Surface Technologies revenue increased $41.6 million, or 18.4%, year-over-year, primarily driven by an increase in operator activity in North America and the success of our iComplete™ ecosystem. Revenue outside of North America represented approximately 63% of total segment revenue during the three months ended September 30, 2021.
Surface Technologies operating profit improved versus the prior year, primarily due to increased activity, favorable product mix, prior year cost reduction initiatives and the reduction in non-cash impairment charges.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Corporate Expenses

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Corporate expenses	$(29.3)	$(25.3)	(4.0)	(15.8)
Corporate expenses increased by $4.0 million, or 15.8%, year-over-year, primarily due to increased costs associated with IT and legal support functions.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Subsea

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Revenue	$4,092.9	$4,133.4	(40.5)	(1.0)
Operating profit (loss)	$132.9	$(2,806.0)	2,938.9	104.7

Operating profit (loss) as a percentage of revenue	3.2%	(67.9)%		71.1 pts.
Subsea revenue decreased $40.5 million, or 1.0%, year-over-year, primarily due to reduced activity in the Gulf of Mexico and North Sea.

Subsea operating profit for the nine months ended September 30, 2021 improved versus the prior year, primarily due to the significant reduction in non-cash impairment charges as well as prior year cost reduction activities and increased installation activity.

Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.

Surface Technologies

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Revenue	$787.3	$796.9	(9.6)	(1.2)
Operating profit (loss)	$33.2	$(444.4)	477.6	107.5

Operating profit (loss) as a percentage of revenue	4.2%	(55.8)%		60.0 pts.
Surface Technologies revenue decreased $9.6 million, or 1.2%, year-over-year, primarily driven by the reduction in operator activity in North America. Revenue outside of North America increased primarily driven by higher services activity in Northern Europe, Asia Pacific and Middle East. Approximately 66% of total segment revenue was generated outside of North America during the nine months ended September 30, 2021.
Surface Technologies operating profit improved significantly versus the prior year, primarily due to the significant reduction in non-cash impairment charges as well as favorable product mix and benefits from prior year cost reduction initiatives.
Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.
Corporate Expenses

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	$	%
Corporate expenses	$(88.4)	$(72.1)	(16.3)	(22.6)

Corporate expenses increased by $16.3 million or 22.6% year-over-year, primarily due to increased costs associated with IT and legal support functions.

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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2021
	Loss from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(40.6)	$1.6	$12.3	$55.3	$28.6	$96.5	$125.1

Charges and (credits):
Impairment and other charges*	38.0	—	—	—	38.0	—	38.0
Restructuring and other charges	6.1	—	(0.1)	—	6.0	—	6.0
Income from investment in Technip Energies	(28.5)	—	—	—	(28.5)	—	(28.5)
Adjusted financial measures	$(25.0)	$1.6	$12.2	$55.3	$44.1	$96.5	$140.6

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(0.09)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.06)
*Includes $36.7 million impairment relating to our equity method investment.

	Three Months Ended
	September 30, 2020
	Loss from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(64.7)	$5.9	$9.1	$23.1	$(26.6)	$94.2	$67.6

Charges and (credits):
Impairment and other charges	19.3	—	3.7	—	23.0	—	23.0
Restructuring and other charges	8.4	—	1.0	—	9.4	—	9.4
Direct COVID-19 expenses	17.3	—	3.8	—	21.1	—	21.1
Valuation allowance	—	—	—	—	—	—	—
Adjusted financial measures	$(19.7)	$5.9	$17.6	$23.1	$26.9	$94.2	$121.1

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(0.14)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.04)

	Nine Months Ended
	September 30, 2021
	Income (loss) from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$215.0	$5.5	$71.7	$148.5	$440.7	$289.7	$730.4

Charges and (credits):
Impairment and other charges*	57.6	—	—	—	57.6	—	57.6
Restructuring and other charges	13.7	—	0.2	—	13.9	—	13.9
Income from investment in Technip Energies	(351.8)	—	—	—	(351.8)	—	(351.8)
Adjusted financial measures	$(65.5)	$5.5	$71.9	$148.5	$160.4	$289.7	$450.1

Diluted earnings per share from continuing operations attributable to TechnipFMC plc, as reported	$0.47
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.14)
*Includes $36.7 million impairment relating to our equity method investment.

	Nine Months Ended
	September 30, 2020
	Loss from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense	Loss before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(3,477.1)	$14.6	$13.5	$72.7	$(3,376.3)	$298.3	$(3,078.0)

Charges and (credits):
Impairment and other charges	3,232.7	—	12.0	—	3,244.7	—	3,244.7
Restructuring and other charges	48.9	—	4.8	—	53.7	—	53.7
Direct COVID-19 expenses	50.9	—	6.9	—	57.8	—	57.8
Purchase price accounting adjustment	6.5	—	2.0	—	8.5	(8.5)	—
Valuation allowance	(3.1)	—	3.1	—	—	—	—
Adjusted financial measures	$(141.2)	$14.6	$42.3	$72.7	$(11.6)	$289.8	$278.2

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(7.75)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.31)

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net and Other	Total
Revenue	$1,312.1	$267.3	$—	$—	$1,579.4

Operating profit (loss), as reported (pre-tax)	$23.5	$12.1	$(29.3)	$22.3	$28.6

Charges and (credits):
Impairment and other charges*	38.0	—	—	—	38.0
Restructuring and other charges	5.6	—	0.4	—	6.0
Income from investment in Technip Energies	—	—	—	(28.5)	(28.5)
Subtotal	43.6	—	0.4	(28.5)	15.5

Adjusted Operating profit (loss)	67.1	12.1	(28.9)	(6.2)	44.1

Depreciation and amortization	79.4	16.3	0.8	—	96.5

Adjusted EBITDA	$146.5	$28.4	$(28.1)	$(6.2)	$140.6

Operating profit margin, as reported	1.8%	4.5%			1.8%

Adjusted Operating profit margin	5.1%	4.5%			2.8%

Adjusted EBITDA margin	11.2%	10.6%			8.9%
*Includes $36.7 million impairment relating to our equity method investment.

	Three Months Ended
	September 30, 2020
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$1,501.8	$225.7	$—	$—	$1,727.5

Operating profit (loss), as reported (pre-tax)	$20.3	$(7.0)	$(25.3)	$(14.6)	$(26.6)

Charges and (credits):
Impairment and other charges	17.6	5.4	—	—	23.0
Restructuring and other charges	7.1	0.9	1.4	—	9.4
Direct COVID-19 expenses	18.7	2.4	—	—	21.1
Subtotal	43.4	8.7	1.4	—	53.5

Adjusted Operating profit (loss)	63.7	1.7	(23.9)	(14.6)	26.9

Depreciation and amortization	82.3	15.6	(3.7)	—	94.2

Adjusted EBITDA	$146.0	$17.3	$(27.6)	$(14.6)	$121.1

Operating profit margin, as reported	1.4%	(3.1)%			(1.5)%

Adjusted Operating profit margin	4.2%	0.8%			1.6%

Adjusted EBITDA margin	9.7%	7.7%			7.0%

	Nine Months Ended
	September 30, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net and Other	Total
Revenue	$4,092.9	$787.3	$—	$—	$4,880.2

Operating profit (loss), as reported (pre-tax)	$132.9	$33.2	$(88.4)	$363.0	$440.7

Charges and (credits):
Impairment and other charges*	54.3	0.3	3.0	—	57.6
Restructuring and other charges	10.0	3.5	0.4	—	13.9
Income from investment in Technip Energies	—	—	—	(351.8)	(351.8)
Subtotal	64.3	3.8	3.4	(351.8)	(280.3)

Adjusted Operating profit (loss)	197.2	37.0	(85.0)	11.2	160.4

Depreciation and amortization	238.5	48.5	2.7	—	289.7

Adjusted EBITDA	$435.7	$85.5	$(82.3)	$11.2	$450.1

Operating profit margin, as reported	3.2%	4.2%			9.0%

Adjusted Operating profit margin	4.8%	4.7%			3.3%

Adjusted EBITDA margin	10.6%	10.9%			9.2%
*Includes $36.7 million impairment relating to our equity method investment.

	Nine Months Ended
	September 30, 2020
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$4,133.4	$796.9	$—	$—	$4,930.3

Operating loss, as reported (pre-tax)	$(2,806.0)	$(444.4)	$(72.1)	$(53.8)	$(3,376.3)

Charges and (credits):
Impairment and other charges	2,826.6	418.1	—	—	3,244.7
Restructuring and other charges	36.1	14.0	3.6	—	53.7
Direct COVID-19 expenses	50.1	7.7	—	—	57.8
Purchase price accounting adjustment	8.5	—	—	—	8.5
Subtotal	2,921.3	439.8	3.6	—	3,364.7

Adjusted Operating profit (loss)	115.3	(4.6)	(68.5)	(53.8)	(11.6)

Adjusted Depreciation and amortization	235.1	54.7	—	—	289.8

Adjusted EBITDA	$350.4	$50.1	$(68.5)	$(53.8)	$278.2

Operating profit margin, as reported	-67.9%	-55.8%			-68.5%

Adjusted Operating profit margin	2.8%	-0.6%			-0.2%

Adjusted EBITDA margin	8.5%	6.3%			5.6%
INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Subsea	$1,116.0	$1,607.1	$3,926.1	$3,290.9
Surface Technologies	249.9	207.5	721.4	760.9
Total inbound orders	$1,365.9	$1,814.6	$4,647.5	$4,051.8
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 5 for further details.

	Order Backlog
(In millions)	September 30, 2021	December 31, 2020
Subsea	$6,661.4	$6,876.0
Surface Technologies	341.0	413.5
Total order backlog	$7,002.4	$7,289.5
Subsea - Subsea backlog of $6.7 billion as of September 30, 2021 was composed of various subsea projects, including Total Mozambique LNG; Eni Coral; Petrobras Mero I, Mero II and Marlim Manifolds; ExxonMobil Payara; Petronas Limbayong; Reliance MJ-1; Equinor Breidablikk; Husky West White Rose; Chevron Gorgon Stage 2; Santos Barossa Phase I and Tullow Jubilee South East.

Surface Technologies - Order backlog for Surface Technologies as of September 30, 2021 decreased by $72.5 million compared to December 31, 2020. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within 12 months.
Non-consolidated backlog - As of September 30, 2021, we had $621.7 million of non-consolidated order backlog in our Subsea segment. Non-consolidated order backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.
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
The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,034.0	$1,269.2
Short-term debt and current portion of long-term debt	(282.2)	(624.7)
Long-term debt, less current portion	(1,973.6)	(2,835.5)
Net debt	$(1,221.8)	$(2,191.0)
Cash Flows
Operating cash flows from continuing operations - During the nine months ended September 30, 2021 and 2020, we generated $231.5 million and $289.7 million, respectively, in operating cash flows from continuing operations. The decrease of $58.2 million in cash generated by operating activities from continuing operations was primarily due to timing differences on project milestones and improved working capital management actions.
Investing cash flows from continuing operations - Investing activities provided $759.8 million during the nine months ended September 30, 2021 and used $190.3 million of cash during the nine months ended September 30, 2020. The increase of $950.1 million in cash provided by investing activities was primarily due to the proceeds received from the sale of our investment in Technip Energies, the sales of assets and decreased capital expenditures during the nine months ended September 30, 2021.
Financing cash flows from continuing operations - Financing activities used $1,189.3 million and $519.6 million of cash during the nine months ended September 30, 2021 and 2020, respectively. The increase in cash used by financing activities was primarily due to the increased debt pay down activity during the nine months ended September 30, 2021.
Debt and Liquidity
Debt Financing Transactions
During the nine months ended September 30, 2021, we executed a series of refinancing transactions, in order to provide a capital structure with sufficient cash resources to support future operating and investment plans.
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

Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of September 30, 2021, there were $72.9 million letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $927.1 million.
In September 2021, we completed a tender offer and purchased for cash $164.1 million of the outstanding 2021 Notes. We paid a cash premium of $12.3 million to the note holders who tendered and wrote-off $3.7 million of bond issuance costs. In October 2021, we purchased an additional $2.8 million of the outstanding 2021 Notes. Subsequent to September 30, 2021 we amended the Credit Agreement to amend covenants for the tender offer and early debt repurchases of these 2021 Notes. We are in compliance with the restrictive covenants of the Credit Agreement. See Note 13 for further details.
Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are BB+ for our long-term unsecured, guaranteed debt (2021 Notes) and BB for our long-term unsecured debt (the Private Placement notes). Our credit ratings with Moody’s are Ba1 for our long-term unsecured, guaranteed debt.
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

Financial Position Outlook
We are committed to a strong balance sheet and ample liquidity that will enable us access capital markets throughout the cycle. We believe our liquidity has and continues to exceed the level required to achieve this goal.
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
In addition, we intend to conduct an orderly sale of our remaining stake in Technip Energies over time and will use the proceeds from future sales to further reduce our net leverage. We do not intend to remain a long-term shareholder of Technip Energies and anticipate that we will exit our ownership stake in an orderly manner within a year. The carrying amount of the investment as of September 30, 2021 was $485.3 million.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2021, there were no changes to our identified critical accounting estimates.
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

To date, the investigation by PNF related to historical projects in Equatorial Guinea and Ghana has not reached a resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. Additionally, the PNF recently informed us that it is reviewing historical projects in Angola. We are not aware of any evidence that would support a finding of liability with respect to these projects, or whether the PNF would seek any additional penalty. As we continue our discussions with PNF towards a potential resolution of all of these matters, the amount of a settlement could exceed this provision.

There is no certainty that a settlement with PNF will be reached or that the settlement will not exceed current accruals. The PNF has a broad range of potential sanctions under anti-corruption laws and regulations that it may seek to impose in appropriate circumstances including, but not limited to, fines, penalties, confiscations and modifications to business practices and compliance programs. Any of these measures, if applicable to us, as well as potential customer reaction to such measures, could have a material adverse impact on our business, results of operations, and financial condition. If we cannot reach a resolution with the PNF, we could be subject to criminal proceedings in France, the outcome of which cannot be predicted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to market risk has not changed materially since December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the above-referenced matter, we are involved in various other pending or potential legal actions or disputes in the ordinary course of our business. These actions and disputes can involve our agents, suppliers, clients and joint venture partners and can include claims related to payment of fees, service quality and ownership arrangements, including certain put or call options. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2021.
Issuer Purchases of Equity Securities
We did not have any purchases of equity securities during the three months ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1
Second Amendment, dated October 6, 2021, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto.

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
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: October 27, 2021