Form 10-K
period 2021-12-31
TechnipFMC plc
filed 2022-02-28
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 30, 2021, by the closing price on such day of $9.05 as reported on the New York Stock Exchange, was $3.3 billion.

Class	Outstanding at February 22, 2022
Ordinary shares, $1.00 par value per share	450,700,480
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, market growth and recovery, growth of our new energies business and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include unpredictable trends in the demand for and price of crude oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; the COVID-19 pandemic, its impact on the demand for our products and services and global shipping and logistics challenges caused by it; our inability to develop, implement and protect new technologies and services, including new technologies and services for our New Energy Ventures; the cumulative loss of major contracts, customers or alliances and unfavorable credit and commercial terms of certain contracts; the refusal of DTC to act as depository agency for our shares; disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business; the United Kingdom’s withdrawal from the European Union; the impact of our existing and future indebtedness and the restrictions on our operations by terms of the agreements governing our existing indebtedness; the risks caused by our acquisition and divestiture activities; our inability to address increasing attention to ESG matters; certainties related to our investments in new energy industries; the risks caused by fixed-price contracts; any delays and cost overruns of new capital asset construction projects for vessels and manufacturing facilities; our failure to deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; risks of pirates endangering our maritime employees and assets; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with numerous laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; the additional restrictions on dividend payouts or share repurchases as an English public limited company; uninsured claims and litigation against us, including intellectual property litigation; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; potential departure of our key managers and employees; adverse seasonal and weather conditions and unfavorable currency exchange rates; and risk in connection with our defined benefit pension plan commitments, as well as those set forth in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I
ITEM 1. BUSINESS
Company Overview
TechnipFMC plc, a public limited company incorporated and organized under the laws of England and Wales, with registered number 09909709, and with registered office at Hadrian House, Wincomblee Road, Newcastle Upon Tyne, NE6 3PL, United Kingdom (“TechnipFMC,” the “Company,” “we,” or “our”) is a global leader in the energy industry, delivering projects, products, technologies, and services. With our proprietary technologies and production systems, integrated expertise, and comprehensive solutions, we are transforming our customers’ project economics. We have operational headquarters in Houston, Texas, United States, and in 2021 we principally operated across two business segments: Subsea and Surface Technologies.

We are uniquely positioned to deliver greater efficiency across project lifecycles, from concept to project delivery and beyond. Through innovative technologies and improved efficiencies, our offering unlocks new possibilities for our customers in developing their energy resources and in their positioning to meet the energy transition challenge.
Enhancing our performance and competitiveness is a key component of our strategy, which is achieved through technology and innovation differentiation, seamless execution, and reliance on simplification to drive costs down. We are targeting profitable and sustainable growth by seizing market growth opportunities and expanding our range of services. We are managing our assets efficiently to ensure we are well-prepared to drive and benefit from the opportunities in many of the markets we serve.
Each of our more than 20,000 employees is driven by a steady commitment to clients and a culture of project execution, purposeful innovation, challenging industry conventions, and rethinking how the best results are achieved. This leads to fresh thinking, streamlined decisions, and smarter results, enabling us to achieve our vision of enhancing the performance of the world’s energy industry.
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
Based on the success of the Forsys Subsea joint venture and its innovative approach to integrated solutions, in May 2016 Technip and FMC Technologies announced that the companies would combine through a merger of equals to create a global subsea leader, TechnipFMC, that would drive change by redefining the production of oil and gas. The business combination was completed on January 16, 2017 (the “Merger”), and on January 17, 2017, TechnipFMC began operating as a unified, combined company trading on the New York Stock Exchange (“NYSE”) and on the Euronext Paris Stock Exchange (“Euronext Paris”) under the symbol “FTI.”
In 2017, our first year as a merged company, TechnipFMC secured several project awards as many operators moved forward with final investment decisions for major onshore projects and subsea developments. Several of the subsea awards incorporated the use of our integrated approach to project delivery, validating our unique business model aimed at lowering project costs and accelerating the delivery of initial hydrocarbon production. This was made possible by bringing together the complementary subsea work scopes of the merged companies.

In 2018, TechnipFMC delivered the industry’s first three full-cycle, integrated projects and realized considerable growth in Subsea order inbound, driven in part by its unique integrated offering, iEPCI™ (“iEPCI”). For all of 2019, the value of integrated subsea awards to TechnipFMC more than doubled versus the prior year, representing more than 50% of all Subsea project order inbound. The increase was driven by a wider adoption of the integrated business model, particularly by those clients with whom we have unique alliances. With the industry’s most comprehensive and only truly integrated subsea market offering, we have continued to expand the deepwater opportunity set for our clients.

On August 26, 2019, we announced our intention to separate into two diversified pure-play market leaders - TechnipFMC, focused on subsea and surface hydrocarbon production, and Technip Energies, focused on downstream engineering, procurement, and construction project execution.
On February 16, 2021, we completed the separation of the Technip Energies business segment. The transaction was structured as a spin-off (the “Spin-off”), which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1 percent of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., New York City time on the record date, February 17, 2021. Immediately following the completion of the Spin-off, we owned 49.9% of the outstanding shares of Technip Energies. During 2021, we sold approximately 75% of the original ownership stake for proceeds of $900.9 million. As of December 31, 2021, we retained 12.2% ownership of Technip Energies’ issued and outstanding share capital. In January 2022, we sold an additional 9.0 million Technip Energies shares for total proceeds of €118.4 million, or $135.1 million. As of February 25, 2022, we retain a direct stake of 12.9 million shares, representing 7.1% of Technip Energies’ issued and outstanding share capital and valued at $155.3 million.
On January 10, 2022, we announced that following a comprehensive review of the Company’s strategic objectives, we were proceeding with the voluntary delisting of our shares from Euronext Paris. The delisting was completed on February 18, 2022.

BUSINESS SEGMENTS
Subsea
We are transforming subsea energy production by safely providing innovative solutions that improve economics, enhance performance, and reduce emissions. As a fully-integrated technology and services provider, we continue to drive responsible energy development.

Our Subsea segment provides integrated design, engineering, procurement, manufacturing, fabrication, installation, and life of field services for subsea systems, subsea field infrastructure, and subsea pipe systems used in oil and gas production and transportation.

We are an industry leader in front-end engineering and design (“FEED”), subsea production systems (“SPS”), subsea flexible pipe, subsea umbilicals, risers, and flowlines (“SURF”) and subsea robotics. We also have the capability to install these products and related subsea infrastructure using our fleet of highly specialized vessels. By integrating the SPS and SURF work scopes, we are able to drive greater value to our clients through more efficient field layout and execution of the installation campaign. This capability, in conjunction with our strong commercial focus, has enabled the successful market introduction of an integrated subsea business model, iEPCI, which spans a project’s early phase design through life of field services.

Through integrated FEED studies, or iFEED™ (“iFEED”), we are uniquely positioned to influence project concept and design. Using innovative solutions for field architecture, including standardized configurable equipment, new technologies, digital services, and simplified installation, we can significantly reduce subsea development costs and accelerate time to first production.

iEPCI is our unique, fully integrated approach to designing, managing, and executing subsea projects. By combining complementary skills with innovative technologies, we boost efficiency, lower costs, and accelerate time to first oil and gas for our clients. As the first and only subsea provider to integrate SPS with SURF and a fleet of installation vessels, we successfully created a new market opportunity in 2016 through our iEPCI offering. iEPCI projects are partnerships based on knowledge sharing and mutual trust. Success is based on early engagement and a collaborative, cooperative approach, both internally and with our clients.

Our first-mover advantage and ability to convert iFEED studies into iEPCI contracts, often as direct awards, creates a unique set of opportunities for us that are not available to our peers. This allows us to deliver a fully integrated – and technologically differentiated – subsea system, and to better manage the complete work scope through a single contracting mechanism and a single interface, yielding meaningful improvements in project economics and time to first oil.

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

Subsea Segment Products and Services
Subsea Production Systems. Our systems are used in the offshore production of crude oil and natural gas. Subsea production systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility.

Our subsea production systems and products include subsea trees, chokes and flow modules, manifold pipeline systems, controls and automation systems, well access systems, multiphase and wet-gas flow meters, and additional technologies. The design and manufacture of our subsea systems requires a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure of deepwater environments, as well as internal pressures of up to 20,000 pounds per square inch ("psi") and temperatures of up to 400º F. The development of our integrated subsea production systems includes initial engineering design studies and field development planning and considers all relevant aspects and project requirements, including optimization of drilling programs and subsea architecture.

Subsea Processing Systems. Our subsea processing systems, which include subsea boosting, subsea gas compression, and subsea separation, are designed to accelerate production, increase recovery, extend field life, lower greenhouse gas emissions, and/or lower operators’ production costs for greenfield, subsea tie-back and brownfield applications. To provide these products, systems, and services, we utilize our engineering, project management, procurement, manufacturing, and assembly and test capabilities.

Subsea Umbilicals, Risers and Flowlines. We are a leading provider of SURF infrastructure. We develop, engineer, manufacture and install umbilicals, rigid pipelines and flexible pipes, connections and tie-ins for subsea systems. Our rigid pipes are installed using our fleet of differentiated rigid pipelay vessels and are designed to optimize flow assurance through innovative insulation coatings, electric trace heating, plastic liners, and pipe-in-pipe systems.
Our vessels will typically perform the installation of the flexible pipes and umbilicals, but we also sell these products directly to energy companies or to other vessel operators. We offer a comprehensive range of umbilical systems including steel tube umbilicals, thermoplastic hose umbilicals, power and communication systems and hybrid umbilicals. We are also qualifying a hybrid flexible pipe system, which is highly resistant to corrosive compounds, and will extend the operating envelope of flexible systems while reducing cost and weight.

Vessels. We have a fleet of 17 vessels that are used for the installation and servicing of our products. We have sole ownership of nine vessels, ownership of six vessels as part of joint ventures, and two vessels operated under charter agreements.

Subsea Services. Subsea services provides a portfolio of well and asset services that drive value and efficiency throughout the life of our clients' subsea development cycle. Our vision is to deliver customer service excellence every day, with the purpose of maximizing the performance of our clients’ well and asset operations.

Well Services include all service offerings for the well:
•ROV Services: remotely operated vehicle ("ROV") drill support services, enabled by Schilling Robotics, TechnipFMC’s underwater robotics group;
•Drilling Services: exploration and production wellhead systems and services; and
•Installation Services: Installation of trees, tubing hangers and completion of the well.

Asset Services include all service offerings for the asset:
•Maintenance Services: test, modification, refurbishment and upgrade of subsea equipment and tooling;
•Asset Integrity Services: optimizing the performance of the subsea asset through product and field data, including inspection, maintenance and repair ("IMR"); and

•Production Management Services: enhanced well and field production, including real-time virtual metering and flow assurance services.

Intervention and Plug and Abandonment Services:
• Rig and vessel-based well intervention services and subsea plug and abandonment.

Subsea Studio™ Digital Platform. Through Subsea Studio™, we connect data, technology, and expertise to optimize the development, execution, and operation of current and future subsea fields. Our open and connected ecosystem can exchange data efficiently with suppliers, partners, and clients, providing immediate access to relevant information, and improving efficiency and quality of decisions and planning. Subsea Studio™ establishes a data flow, or a “digital thread,” that connects applications using common data models throughout a project’s lifecycle. Each decision is data-driven and each piece of actionable data is made readily available. We utilize this data to create value for our clients through efficiency gains, optimized productivity, and increased reliability.

Our Subsea Studio™ portfolio of digital solutions is comprised of:
•Subsea Studio™ FD, which combines our subsea expertise and digital technologies to design, optimize, and select the best field development, thereby increasing quality and reliability and accelerating time to first oil;
•Subsea Studio™ EX, which increases execution efficiency and speed by using a data-centric approach, automation, collaboration, and seamless interfaces; and
•Subsea Studio™ LOF, which enhances performance and production targets through digitally enabled operations and services.

Research, Engineering, Manufacturing and Supply Chain (“REMS”). REMS is an organization formed in 2019 to support accelerated technology development and manufacturing innovation. We accomplish this by reducing the cycle-time of engineering and manufacturing our products, including working with our suppliers to reduce their costs, and optimizing our processes and workflow management. Through REMS, we are focused on challenging existing technologies and implementing world-class manufacturing practices, including LEAN and process automation, to improve reliability while reducing total product cost and lead time to delivery. Our REMS organization supports both our Subsea and Surface Technologies segments.

Product Management. In 2019, we established a Product Management function to expand our capabilities to assess, define, and deliver the technologies and products of the future. This helps our REMS organization and Subsea and Surface Technologies businesses to drive the understanding of customer requirements, the competitive landscape, and investment prioritization.

Dependence on Key Customers
Generally, our customers in the Subsea segment are major integrated oil companies, national oil companies, and independent exploration and production companies.

We actively pursue alliances with companies that are engaged in the subsea development of oil and natural gas to promote our integrated systems for subsea production. These alliances are typically related to the procurement of subsea production equipment, although some of them are related to EPCI services. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments. Operators have also sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide integrated solutions to meet their needs.

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

No single Subsea customer accounted for 10% or more of our 2021 consolidated revenue.

Competition
We are the only fully integrated company that can provide the complete suite of subsea production equipment, umbilicals, and flowlines with the complete portfolio of installation and LOF services, enabling us to develop a subsea field as a single company. We compete with companies that supply some of the components, as well as installation companies. Our competitors include Aker Solutions ASA, Baker Hughes Company (“Baker Hughes”), Dril-Quip, Inc., McDermott International, Inc. (“McDermott”), National Oilwell Varco, Oceaneering International, Inc., Schlumberger, Ltd. (“Schlumberger”), and Subsea 7 S.A.

Seasonality
In the North Sea, winter weather generally subdues drilling activity, reducing vessel utilization and demand for subsea services as certain activities cannot be performed. As a result, the level of offshore activity in our Subsea segment is negatively impacted in the first quarter of each year.

Market Environment
Our Subsea inbound orders in 2021 increased more than 20 percent versus the prior year reflecting the continued offshore market recovery and expansion. Innovative approaches to subsea projects, like our iEPCI solution, have improved project economics, and many offshore discoveries can be developed economically well below today’s crude oil prices. We believe deepwater development is likely to remain a significant part of many of our customers’ portfolios.

As the subsea industry continues to evolve, we have taken actions to further streamline our organization, achieve standardization and reduce cycle times. The rationalization of our global footprint will also further leverage the benefits of our integrated offering. We aim to continuously align our operations with activity levels, while preserving our core capacity in order to deliver current projects in backlog and fulfill future orders.

While still impacted by the pandemic, economic activity improved over the course of 2021. Increased global demand and production curtailments by the OPEC+ countries have resulted in improved oil prices, which in turn support market supply growth. Long-term demand for energy is forecast to rise, and we believe this outlook provides our customers with the confidence to increase investments in new sources of oil and natural gas production.

Strategy
We are transforming subsea energy production by safely providing innovative solutions that improve economics, enhance performance, and reduce emissions.

The energy landscape is evolving rapidly, yet oil and gas will remain important to the energy mix in the decades to come. Our vision for Subsea, which is focused on our integrated offering and enabled by our digital solutions and innovative products, unlocks new possibilities for growth both in oil and gas and in new energy sources. By capitalizing on our subsea expertise, core competencies, and integration capabilities, we will empower the production of oil and gas and new energies, while reducing carbon emissions.

Through our established Subsea services and our transformative offerings including iEPCI and Subsea 2.0™, we are making all types of energy produced offshore more sustainable, economical, and competitive.
As we look to the future, we remain focused on our innovative technologies and solutions, client relationships, and execution excellence. We will accomplish this by:

•Developing and empowering our people;
•Becoming a data-centric organization;
•Advancing automation and robotics; and
•Working towards all-electric fields.

Product Development
We are industrializing our Subsea business with Subsea 2.0 by using pre-engineered modular architectures to achieve a fully flexible suite of product offerings, while making an evolutionary shift from unique project requirements to a Configure to Order ("CTO") execution model.

Our Subsea 2.0 configurable product platform consists of pre-engineered products designed to provide the flexibility to accommodate customer needs and functional requirements, combining field-proven and new technologies.

Our CTO execution model requires no product engineering work to deliver these configurable products to our clients, ensuring quality, manufacturing, supply chain, and services are fully industrialized to deliver the value offered with Subsea 2.0.

Our CTO Subsea 2.0 program attributes include:
•Pre-engineered standard configurations;
•Pre-approved and qualified supply chain;
•Pre-defined quality, code, and surveillance requirements;
•Optimized manufacturing with dedicated capacity; and
•Pre-defined and developed services.

Pivoting from bespoke Engineer to Order ("ETO") solutions unique to every project to pre-engineered CTO products, we can leverage the efficiencies our execution model creates and bring value to our clients through reduced lead time, an optimized execution model, and improved predictability and reliability for delivery.

Partnerships and Acquisitions
Acquisitions

In 2018, we entered into a joint venture with Island Offshore Management AS ("Island Offshore") called TIOS AS. In August 2021, we acquired the remaining 49% interest in TIOS AS at a total price of $48.6 million. This will accelerate the development of TechnipFMC’s integrated service model focused on maximizing value to our clients.

In 2018, we entered into a collaboration agreement with Magma Global Ltd. (“Magma Global”) to develop a new generation of hybrid flexible pipe for use in the traditional and new energy industries. As part of the collaboration, we purchased a minority ownership interest in Magma Global. In October 2021, we purchased the remaining ownership interest in Magma Global for $64.0 million.

Partnerships

Refer to the Other Business Information Relevant to Our Business Segments section of this Annual Report on Form 10-K for information about our partnerships.

Surface Technologies
The Surface Technologies segment designs, manufactures, and services products and systems used by companies involved in land and shallow water exploration and production of crude oil and natural gas. Our Surface Technologies product families include drilling, stimulation, production, measurement, and services. We manufacture most of our products internally in facilities located worldwide.
Principal Products and Services
Drilling. We provide a full range of drilling and completion systems for both standard and custom engineered applications. The customer base of our drilling and completion offerings is oil and gas exploration and production companies.
Surface Wellheads and Production Trees. Our products are used to control and regulate the flow of crude oil and natural gas from the well. The wellhead is a system of spools and sealing devices from which the entire downhole well string hangs and provides the structural support for surface production trees. Production trees are comprised of valves, actuators and chokes which can be combined into various configurations, depending on customer-specific requirements.
Surface wellheads and production trees are “per-well” systems which are designed for onshore shale, onshore conventional, and offshore shallow water platform applications, and are typically sold directly to exploration and production operators during the drilling and completion phases of the well lifecycle. Our surface wellhead and production tree systems are used worldwide, and we are one of the few companies that provide global coverage and a full range of system configurations, including conventional wellheads, Unihead® drill-thru wellheads designed for faster installation and drill-time optimization, and high-pressure, high-temperature (“HPHT”) systems for extreme production applications.

We also provide services associated with our surface wellhead and production tree portfolio, including service personnel and rental tooling for wellhead and production tree installation and life of field repair, refurbishment, and general maintenance. Our wellhead and production tree business relies on our ability to successfully provide the necessary field operations coverage, responsiveness, and reliability to prevent downtime and non-productive time during the drilling and completion phases.

Stimulation and Pressure Pumping. Our iComplete™ (“iComplete”) offering is the first integrated pressure containment kit for the onshore conventional stimulation market. Its CyberFrac™ digital platform reduces manpower in the red zone and enables efficiencies that significantly reduce greenhouse gas (“GHG”) emissions, lower downtime, and eliminate the integration burden for operators.

We are one of the few oilfield service providers that can offer an integrated solution covering the fracturing through flowback phases. iComplete provides our exploration and production customers with an integrated rental and service offering, including fracturing tree and manifold systems, as well as pressure control flowlines, flowback and well testing equipment, and field services.

Fracturing Tree and Manifold Systems. During the completion of a shale well, the well undergoes hydraulic fracturing. During this phase, durable and wear-resistant wellsite equipment is temporarily deployed. Our equipment is designed to sustain the high pressure and highly erosive fracturing fluid which is pumped through the well into the formation.

Our equipment (fracturing tree systems, fracturing valve greasing systems, hydraulic control units, fracturing manifold systems, and rigid and flexible flowlines) is temporarily laid out between the wellhead and the fracturing pump truck during hydraulic fracturing. Exploration and production operators typically rent this equipment directly from us during the hydraulic fracturing activities. Associated with our fracturing equipment rental is fracturing rig-up / rig-down field service personnel as well as oversight and operation of the equipment during the multiple fracturing stages for a shale well.

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

Our Ground Level Fracturing System is an essential tool for unconventional operators who use simultaneous operations to efficiently run completions in multi-well pads. The innovative system design uses various lengths of trunkline to align the SuperFrac™ manifold and fracturing tree at ground level, which minimizes the number of flowline connections for safer operation. We are a significant supplier of flowline pipework (rigid and flexible) that is used to move the fracturing product from the pump truck, via the manifold, into the fracturing trees.

Pressure Pumping. We design and manufacture equipment used in well completion and stimulation activities by major oilfield service and drilling companies, as well as by oil and gas exploration and production operators directly.

Flexibles. We have been a leading supplier of flexible lines since the 1970s and have successfully introduced our Coflexip® portfolio of flexible solutions for the onshore market. Our PumpFlex™ and WellFlex™ products can be incorporated into most shale operations and are an integral part of our iComplete system.

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

Well Service Pumps. We offer a diverse line of well service pumps for use in high-pressure pumping operations such as hydraulic fracturing and stimulation, including triplex and quintuplex pumps, each with its own industry-leading features, including: heavy-duty power ends, paired with main journal roller bearings and heavy-duty rod journal bearings, heavy-duty crankshafts, fluid cylinders, with accessible packing and valves, and made-to-order pumps. Our pumps can withstand some of the harshest operating conditions, with pressure ranges up to 20,000 psi and flow rates up to 1,500 gallons per minute.

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

Our iProduction™ system is the first automated integrated production platform for onshore unconventional. Our digital interface enables operators to manage their production operations remotely, leveraging Insitex data-monitoring technology. Our separation portfolio and measurement technologies, combined with our expertise in modularization, enable our customers to achieve first production faster with compact systems which are fully optimized and environmentally conscious.

Flowback and Well Testing Services. After a shale well is hydraulically fractured, the well moves to the flowback phase in which much of the fracturing fluid pumped into the well flows back out through the wellhead and fracturing tree system. This phase lasts until the wellbore flow is adequate for flow through the production facilities downstream of the wellsite. Our flowback and well testing offering includes chokes, desanders, and advanced well testing equipment and related services which are provided to exploration and production operators during the flowback phase. Our Automated Well Testing Package (“AWT™”) is now widely used in North America, enabling operators to remove personnel from processes and its digital package anticipates service. These offerings enable a substantial reduction in downtime and enhanced safety.

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

Separation and Processing Systems. TechnipFMC provides industry-leading technology for the separation of oil, gas, sand, and water. These solutions are used in onshore production facilities and on offshore platforms worldwide. Our family of separation products delivers client success by increasing efficiency and throughput and reducing the footprint of processing facilities. Our separation systems offering includes internal components for oil and gas multiphase separation, in-line deliquidizers, and solids removal, as well as fully assembled separation modules and packages designed and fabricated for oil and gas separation, fracturing flowback treatment, solids removal, and primary produced water treatment.

Standard Pumps and Skid Systems. We provide complete skid solutions, from design consultation through startup and commissioning. We offer a diverse line of reciprocating pumps, customized according to the application with pressure ranges available up to 10,000 psi and flow rates up to 1,500 gallons per minute.

Automation and Digital Systems. Our hardware and software solutions automate and provide simple human interfaces for a number of our critical products. These digital offerings help enable the removal of personnel from critical zones, either offshore or onshore. In addition, the digital signatures from our products can then be interpreted and used via condition performance monitoring to eliminate unplanned downtime.

Our recently launched E-Mission™(“E-Mission”) digital solution is the next level of optimization for surface production facilities. Using process automation and data, the system provides constant monitoring and adjustments in real time to minimize flaring by up to 50% while maximizing oil production. The technology is core to our iProduction™ offering and can be applied in existing facilities globally.

Measurement. We are making measurement smarter with integrated flow measurement and automation solutions, from the wellhead to the final point of sale. We deliver accurate and reliable measurement for the transportation, distribution, and storage of energy products by truck, rail, vessel, aircraft, and pipeline. We have the right products and systems to help with any application challenge. Our customers can reduce complexity by dealing with one supplier as we bring together reliable and accurate measurement and control systems, automation, and key data insights.

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

Our field proven integrated iExplore™(“iExplore”) services are designed to meet customer needs, minimize non-productive time, increase safety and optimize well economics long before oil and gas production is online. iExplore covers an extensive range of drilling and well testing requirements and accessories that deliver robust exploration solutions to meet any onshore or offshore jackup rig challenges. iExplore is backed by a large global rental fleet that provides fast asset deployment to support any local market across various regions.

Dependence on Key Customers
Generally, Surface Technologies’ customers are major integrated oil companies, national oil companies, independent exploration and production companies and oil and gas service companies. No single Surface Technologies customer accounted for 10 percent or more of our 2021 consolidated revenue.
Competition

Surface Technologies is a market leader for many of our products and services. Some of the factors that distinguish us from other companies in the same sector include our technological innovation, reliability, product quality, and ability to integrate across a broad portfolio scope. Surface Technologies competes with other companies that supply surface production equipment and pressure control products. Some of our major competitors include Baker Hughes, Cactus, Inc., Forum Energy Technologies, Inc., Gardner Denver, Inc., Schlumberger, Haliburton, and SPM Oil and Gas.

Market Environment
The global economic recovery in 2021 resulted in higher drilling and completion activity when compared to 2020. Activity in North America remained below pre-pandemic levels despite a significant market recovery. Outside of North America, which represented 65 percent of total segment revenue in 2021, activity remained resilient. We continued to benefit from our exposure to the Middle East, Asia Pacific and Northern Europe, all of which were supported by strength in gas-related activity. We believe the Middle East represents one of our largest opportunities in the current decade.

Strategy
We exist to transform the surface market to provide customers with breakthrough reductions in cost and carbon intensity in the drilling, completion, upstream production, and midstream and downstream transportation sectors. We will achieve this through:

Technology. We are committed to differentiated core products that enable integrated solutions to leverage the benefits of smarter designs.

Integration. Integrated ecosystems that reduce costs and increase uptime through pre-engineered, modular solutions which drive improvements in greenhouse gas emissions.

Automation. Intelligent products that are remotely managed using actionable data, reducing manpower in the field, maximizing uptime, and enabling enhanced production.

Carbon reduction
Core competencies and capabilities in technology, innovation, project execution and services position us well as we drive opportunities in decarbonization and the energy transition. We are committed to reducing GHG emissions and our carbon footprint using lean processes and breakthrough technologies. Through our automation and software, we can prevent emissions before they occur. Our upstream production ecosystem iProduction™ eliminates the need for storage tanks and our measurement technologies have been used on biodiesel facilities and terminals. Our iComplete ecosystem also helps our customers reduce their carbon footprint by fully integrating wellsite operations, generating significant efficiencies through autonomous maintenance and remote data access.

Product Development
Leveraging the successful Subsea iEPCI model, Shallow Water iEPCI is our unique, fully integrated approach to configuring, managing, and executing marginal field development projects in the jackup drilling environment.
This ecosystem includes shallow water trees, modular platform solutions, SURF and associated installation, and tie-in solutions, all of which are designed to be standardized, fit for purpose and lighter weight for faster installation and transportation. Shallow Water iEPCI utilizes one single digital interface by combining our control and automation platform UCOS and the cloud-based data capabilities of insiteX. Our products stay connected to facilitate full remote control and monitoring, enabling time-based maintenance and improved safety offshore for unattended installations.

Our approach allows us to reduce complexity with seamless hardware and software systems integration, optimize installation activities, and reduce client risk. This allows us to transform our clients' marginal fields and meaningfully impact the life cycle costs on their projects.

TechnipFMC is the only company that can configure, manufacture, install and service an integrated system from the wellhead to the platform using a jackup rig or our owned fleet of vessels.

Our Shallow Water iEPCI differentiators:

•Shallow Water iEPCI™ leverages on the proven success of the Subsea iEPCI model;
•Simplicity of dealing with one supplier;
•Modular platform solutions for a range of applications;
•Proven pre-engineered solutions for the jack-up drilling environment;
•Connected products in the field, using one single digital interface; and
•Integrated seamless planning for operations, execution and life of field services.

Acquisitions and Investments
In December 2021, we officially inaugurated our new 56,000 square feet facility in Dhahran, Saudi Arabia. The facility, comprising two stories and a 13,000 square meter manufacturing space, is part of our continued investment in the Middle East to reinforce our leading position in delivering local solutions that extend asset life and improve project returns. The new facility positions us to respond to the expected increase in activity in the area while strengthening our capabilities, providing a solid platform for us to grow in what is a strategic market for our Surface Technologies business. The new facility will offer a broader range of capabilities and greater value-add in-country, supporting our full portfolio with high technology equipment in the drilling, completion, production, and pressure control sectors.

Also in December 2021 a 10-year framework agreement for wellheads, trees and associated services by the Abu Dhabi National Oil Company (ADNOC), our largest-ever Surface Technologies contract. Under the framework agreement, TechnipFMC will further grow in-country talent and expand existing manufacturing, assembly and test capabilities in Abu Dhabi in order to deliver the Company’s complete portfolio of surface wellheads and trees locally.

OTHER BUSINESS INFORMATION RELEVANT TO OUR BUSINESS SEGMENTS

Capitalizing on Energy Transition

Since our inception as an integrated company in 2017, TechnipFMC has been pursuing innovation to reduce emissions within the conventional energy space. We have also been exploring ways to position ourselves in the energy transition by delivering differentiated solutions and leveraging our core competencies and existing resources. We believe offshore will be the next frontier of the energy transition and are ready to accelerate and grow our contribution. This is the role of our New Energy Ventures.

Our goal is to be a key enabler of the offshore renewables industry. To get there, we will leverage our subsea and surface expertise, our technology know-how, our collaborative and innovative mindset, as well as our demonstrated capabilities in project integration.

We will continue collaborating with energy companies and technology providers to bring to market innovative solutions that are best-suited for offshore applications, while maintaining an asset-light model within our business. Utilizing our expertise in integrated projects, we are able to serve as a system architect, from technology development to project delivery and life of field services.

As a result of our evolution in the new energies arena, we are further refining our market approach, which we define through three main pillars:

•Greenhouse gas removal;
•Offshore floating renewables; and
•Hydrogen.

Project integration is perhaps TechnipFMC’s strongest point of differentiation. We see strong integration potential across offshore renewable markets. For example, by combining wind and wave, or wind and hydrogen, we could maximize energy generation and efficiency, since the incremental capital expenditure and operational expenditure needed is much lower than a standalone product for the same energy generation. We will approach these new integration opportunities in renewable energies with a new execution model, which is integrated Offshore Novel Energies, or simply iONE™(“iONE”). iONE builds on the success of our iEPCI model in oil and gas, and leverages that experience in the new energy space. By acting as system integrator in a complex and rapidly changing environment, we can play a meaningful role in enabling offshore renewable solutions.

The Pillars

We will begin addressing greenhouse gas removal with carbon transportation and storage, a key enabler of the energy transition. We believe one of the safest and most efficient storage locations for greenhouse gases is offshore, is naturally occurring reservoirs and saline aquifers. Existing equipment developed by our Surface Technologies and Subsea businesses can be leveraged to achieve this aim. Our efforts in this area include:

•Development of our iCTS™ - Integrated Carbon Transportation and Storage System;
•A strategic alliance with Talos Energy to accelerate carbon capture and storage;
•The acquisition of Magma Global, manufacturer of the key gas transportation technologies thermoplastic composite pipe and hybrid flexible pipe; and
•An agreement to commercialize PETRONAS’ unique natural gas processing membrane which reduces emissions of CO2 and hydrogen sulfide by integrating the technology into our onshore and offshore production portfolio.

TechnipFMC aspires to lead the offshore floating renewables industry by leveraging our differentiated technologies, product standardization, and integrated approach. This emerging market is predicted to grow from near zero to an installed base of 30 gigawatts by 2030. Our efforts in this area include:

•A partnership with Magnora ASA, Magnora Offshore Wind, to develop floating offshore wind projects;
•A partnership with Bombora to develop the InSPIRE™ offshore wind and wave power solution;
•A partnership with Floating Power Plant, a renewable energy technology company, for an offshore green hydrogen pilot for the Canary Islands which will leverage Deep Purple™ (see below); and

•A strategic investment in Orbital Marine Power, the world's most powerful floating tidal energy turbine, which we believe to be the most mature tidal technology.

We believe hydrogen will become a crucial carrier for the storage and transportation of energy, as well as bringing reliability, stability, and efficiency to renewable sources. Our strategy covers two areas: green hydrogen produced offshore by the electrolysis of water using renewable energy, and off-grid energy systems delivering renewable, stable power to traditional energy installations and remote islands. Our efforts in this area include:

•Deep Purple™ is our system to provide sustainable offshore renewable energy production by integrating wind energy and hydrogen production and storage;
•A partnership with Energias de Portugal (EDP) and others to develop a new platform for green hydrogen production offshore Portugal; and
•Working with renewable energy provider Statkraft towards a trial of large-scale offshore hydrogen storage at Hardanger Hydrogen Hub.

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

Research and Development
We are engaged in research and development (“R&D”) activities directed toward the improvement of existing products and services, the design of specialized products to meet customer needs, and the development of new products, processes, and services. A large part of our product development spending has focused on the improved design and standardization of our Subsea products to meet our customer needs.

Patents, Trademarks, and Other Intellectual Property
We own a number of patents, trademarks, and licenses that are cumulatively important to our businesses. As part of our ongoing R&D focus, we seek patents when appropriate for new products, product improvements, and related service innovations. We have approximately 3,800 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous trademarks and trade names and have approximately 410 registrations and pending applications worldwide.

We protect and promote our intellectual property portfolio and take actions we deem appropriate to enforce and defend our intellectual property rights. We do not believe, however, that the loss of any one patent, trademark, or license, or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Segment and Geographic Financial Information

The majority of our consolidated revenue and segment operating profits is generated in markets outside of the United States. Each segment’s revenue is dependent upon worldwide oil and gas exploration, production and petrochemical activity. Financial information about our segments and geographic areas is incorporated herein by reference from Note 7 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

HUMAN CAPITAL

People and culture are at the heart of our development strategy. People are our wealth and strength. We are committed to our employees, and our employee guidelines are specified in our Code of Business Conduct, which applies to all employees, regardless of their roles, and no matter where they work.

We believe that all our employees are entitled to fair treatment, courtesy, and respect, wherever they work: in the office, on vessels, on industrial and construction sites, or in client offices. We do not tolerate any form of abuse or harassment, and we will not tolerate any action, conduct, or behavior that is humiliating, intimidating, or hostile.

Furthermore, our hiring and employee development decisions are fair and objective. Employment decisions are based only on relevant qualifications, performance, demonstrated skills, experience, and other job-related factors, with our goal of creating a diverse, tolerant, and inclusive workforce.

Workforce Overview
Our workforce consists of the following:

	As of December 31,
	2021	2020	2019
Permanent employees	19,103	19,078	21,522
Temporary employees (fixed-term)	1,507	1,054	1,637
Employees on payroll	20,610	20,132	23,159
Contracted workforce	1,392	635	2,560
Total workforce	22,002	20,767	25,719
Attracting Talent
To position ourselves as an employer of choice, we continued to bring our Employee Value Proposition ("EVP") to life. We encouraged and included more people from our business to share their inspiring experiences and stories that truly reflects the diversity and plurality we have in the company. People from different cultures, generations, gender, races, disabilities and sexual preferences are represented by what they all have in common: inspiring experiences lived at TechnipFMC. We continue to explore how best we can share these experiences with external candidates as well as internally through different channels. A significant effort in 2021 was to improve the candidate experience when accessing our website’s new career page as well as on our internal EVP-dedicated web page.

The career pages aim to reflect key EVP messages as well as our commitments to Diversity and Inclusion and ESG to attract the right talent to our company.

Our recruitment system is becoming more standardized worldwide to improve the selection process. Global programs are being revised to provide a more dynamic, modern and attractive experience with relevant content. Our onboarding program will be further simplified, with better global alignment and more efficient communication to make the experience of new employees and line managers more efficient and connected. Our graduate program gained more global representation with an increase in participation across our business.

Key performance indicators linked to talent acquisition are now available and accessible to key stakeholders through our internal tracking platform. These include the results of the exit interview, onboarding program and new employees; and evaluation of the selection process.

Developing and Keeping Talent
In 2021, we have further simplified the design and process of identifying key talents that was launched in 2020. We saw an improvement in our Leadership Succession Planning both in terms of depth and representation of underrepresented nationalities and U.S. minorities and gender. We have continued to work on Talking Talents (a process launched in 2020 to identify and support development of our key talents). As of December 31, 2021, we have 14 percent (an increase from 6 percent in 2020) of our employee population identified as flagged talents in our three main Career Pathways: Leadership, Technology and Project Management. This includes our Technical Expertise Program, which was also launched in 2020, where we welcomed new experts in 2021.

Leadership You was introduced in 2021, which provides leadership development opportunities not only for our leaders, but for all of our employees. We have also made other talent development tools available for all employees. Examples include Individual Development Plan, Continuous Multi Source Feedback and Inclusive Leadership Training.

Employee attrition in 2021 was 6.4 percent compared to 2.5 percent in 2020, attributable to a significant extent to the great reshuffle we witnessed across industries globally. Through dedicated efforts focused on key talents we managed to keep attrition rate lower at 5.6 percent.

In 2022, we will further improve our Performance Process and move from annual performance reviews and ratings to continuous feedback and check-ins between employees and managers thereby enabling an environment where our employees will have boundless opportunities to grow, contribute and their best. This will further improve our business and individual performance and focus on people development for our people.

As we continued to manage the ever-changing COVID-19 landscape, we have carried on sharpening our focus on enabling our people to grow, develop and share knowledge. The importance of being able to offer learning and knowledge-sharing opportunities in a digital, 24/7, and global environment has been key to our success. Building on our solid foundations, we delivered impactful courses, initiatives and solutions across all of our business segments, in addition to being particularly focused on leadership, technology and project management.

Technical Expertise Program

Building on the launch of the global Technical Expertise Program in late 2020, we executed the first-ever application and selection process for the program. It recognizes and rewards employees who have demonstrated technical mastery in their discipline, as well as:

•Technical impact. whether it is operational performance, product development or project management;
•People development. by inspiring others, enabling the full potential of people and teams, mentoring, sharing knowledge and expertise, and attracting other technical talent;
•Business impact. by developing business with existing or new customers, new solutions in existing markets, or new markets altogether; and
•Industry leadership. through internal and external professional visibility as a thought leader, both individually and as a representative of the Company’s technical leadership.

The Technical Expertise Program has more than 650 members, who share their knowledge broadly across the Company’s learning ecosystem, using knowledge management platforms such as The Bridge to connect with employees in almost 40 chartered global knowledge-sharing networks. The related knowledge repository, The Well, has more than 4,000 pages, which received in excess of 600,000 visits in 2021. The Well is connected with the Company’s competency management platform and provides direct access to competency-based content. Employees in all regions access these and other knowledge management social learning tools such as an Experts Explain webinar series and Illuminate podcasts to increase their knowledge about business and technical topics, and to share their own knowledge.

Learning and Training

Engagement in the iLearn learning platform has seen a significant rebound in use in 2021, as we continue to embrace our digital transformation. In 2021, there were more than 26,000 pieces of creative and innovative learning content available, with ongoing releases of new and meaningful courses, to support skills development for our employees and enhance their performance in their role. In 2021, 76 percent of our training hours (up from 50 percent in 2020) and 96 percent of our course completions (up from 95 percent in 2020) were done in a digital or virtual environment, which resulted in 15.5 training hours per employee (up from 5.85 hours per employee in 2020). The areas of learning in 2021 were Health, Safety, Environment and Security; Human Resources; Legal; and Personal Effectiveness.

Promoting Cultural and Ethnic Diversity

We focus on our broad cultural and ethnic diversity, which we constantly promote and develop throughout the Company, through the internationalization of our teams, multicultural programs, and international mobility.

Providing Equal Employment Opportunities

Three of our Foundational Beliefs – integrity, respect, and sustainability – are tangibly embedded in fair employment practices and equal opportunity. The Company’s policy is that our employment decisions related to recruitment, selection, evaluation, compensation, and development, among others, are not influenced by unlawful or unfair discrimination on the basis of race, religion, gender, age, ethnic origin, nationality, sexual orientation, gender or gender reassignment, marital status, or disability.

It is our policy to encourage and give full and fair consideration to applications for employment from disabled people, and to assist with their training and development in light of their aptitudes and abilities. If an existing employee becomes disabled, it is the Company’s policy wherever practicable to provide continuing employment under our usual terms and conditions, and to provide training, career development, promotion opportunities and a safe work environment based on the requested, reasonable needs to disabled employees to the fullest extent possible.

In December 2021, we celebrated International Day of Persons with Disabilities. We had various initiatives to promote inclusion and respect featuring our colleagues throughout the globe, including:

•Inspiring stories featuring perspectives from leadership, disabled individuals and careers of disabled children;
•Creating awareness of invisible disabilities in a podcast; and
•Virtual iVolunteer event for People & Culture where senior managers recorded holiday greetings for Helping Hands for the Deaf through sign language and many other local events.

Strengthening Social Dialogue

The Company has developed a culture that is based on the values of trust, mutual respect, and dialogue. In accordance with local legislation, regular meetings with trade union-appointed and/or works council representatives are organized for information and/or consultation. The Company’s European Works Council (“EWC”) meets regularly and all of our European entities joined the EWC by the end of 2019. In 2021, the EWC elected its new members, who consist of employee representatives from France, Germany, the Netherlands, Norway, Poland, Portugal, and the United Kingdom.

Employee Engagement and Well-being

In 2021, we launched our first Company-wide employee engagement survey, with a remarkable 70 percent response rate.

The results were consistent with the oil and gas industry, but certainly have room for improvement. The results achieved and the commitments made by our Executive Leadership Team and business executives illustrate the importance of the survey initiative to the Company. The robust and analytical platform gives all managers the opportunity to work autonomously on their action plans.

We continued to build on the strong foundations we laid in 2020, with the launch of our Well-being program in September 2021, in partnership with our Workplace Options platform, to help all employees be more successful at meeting their responsibilities at home and at work. Among the extensive resources available, we focused on mental health and all of our more than 20,000 people now have access to mental health resources and counselling. During the month of September 2021, webinars and Experts Explain webcasts were made available to stimulate discussion on the topic. As committed by our Chair and CEO in 2020, we annually celebrate the month of October as mental health awareness month with several activities to promote awareness. TechnipFMC also celebrates International Women's Day, PRIDE month and International Women in Engineering Day, among others.

Internal Communication

We have a robust internal communications strategy and support communication channels that ensure that we communicate with our employees in a timely and effective way. The effectiveness of internal communication is continually monitored and adjusted based on a focus group feedback program that reaches multiple levels across the Company. New digital tools help us gauge the effectiveness of our digital communication platforms. Employees are regularly consulted and provided with information on changes and events that may affect them through channels such as regular meetings, employee representatives, and the Company’s intranet site. These consultations and meetings ensure that employees are kept informed of the financial and economic factors affecting the Company’s performance and matters of concern to them.

Labor Relations and Collective Agreements
We seek to maintain constructive relationships with works councils and trades unions, and to comply with relevant local laws and collective agreements in relation to collective or individual labor relations. The Company also operates through local subsidiaries in many countries, a number of which, including those in France, Germany, and Norway, have legal requirements for works councils, which include employee representatives. We send regular information to all employees to share information about business success, changes to the organizational structure, and any major impact to the business or the Company. The same approach to sharing information and maintaining a regular dialogue with employees exists at a local level through the action of the local communications teams and managers. In countries where employee representatives or works councils are in place, the Company seeks to maintain an effective and regular dialogue. To get the direct feedback of employees, we performed an employee engagement survey globally in 2021. The results have been communicated and actions are being taken in all of our operations to improve employee relations and engagement. Every quarter, all employees receive a direct message from the Chair and CEO about the financial results of the Company and main business information.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I, Item 1 “Business” of this Annual Report on Form 10-K.
The following table indicates the names and ages of our executive officers as of February 28, 2022, including all offices and positions held by each in the past five years:

Name	Age	Current Position and Business Experience (Start Date)
Douglas J. Pferdehirt (a)	58	Chair and Chief Executive Officer (2019) Chief Executive Officer (2017)
Alf Melin (a)	52	Executive Vice President and Chief Financial Officer (2021) Senior Vice President, Finance Operations (2017) Senior Vice President, Surface Americas (2017)
Victoria Lazar (a)	56
Executive Vice President, Chief Legal Officer and Secretary (2020)
Senior Vice President, General Counsel and Corporate Secretary of Bristow Group (2020)
Executive Counsel, M&A of General Electric (2019)
Associate General Counsel of Baker Hughes, a GE Company (2018)
Associate General Counsel of GE Oil & Gas (2017)

Luana Duffé (a)	40
Executive Vice President, New Energy Ventures (2021)
Vice President, Subsea Projects & Commercial and Country Manager for Brazil (2020)
Vice President, Subsea Projects and Brazil Country Manager (2019)
Vice President, Subsea Strategy (2018)
Corporate Development Director (2018)

Nisha Rai (a)	46	Executive Vice President, People and Culture (2021) Vice President of Total Rewards (2020) Vice President, Head of Human Resources of MRC Global (2017)
Justin Rounce (a)	55	Executive Vice President and Chief Technology Officer (2018) President, Valves & Measurement of Schlumberger Limited (2018) Senior Vice President, Marketing & Technology of Schlumberger Limited (2016)
Jonathan Landes (a)	49	President, Subsea (2020) Senior Vice President, Subsea Commercial (2017) President, Subsea Projects North America (2017)
Barry Glickman (a)	53	President, Surface Technologies (2019) President, Engineering, Manufacturing and Supply Chain (2017)
Krisztina Doroghazi (b)	50	Senior Vice President, Controller, and Chief Accounting Officer (2018) Senior Vice President, Financing Planning and Reporting of MOL Group (2015)
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

•We operate in a competitive environment and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation, may impact our results of operations.
•Our success depends on our ability to develop, implement, and protect new technologies and services.
•Cumulative loss of several major contracts, customers, or alliances may have an adverse effect on us, and the credit and commercial terms of certain contracts may subject us to further risks.
•The COVID-19 pandemic, the United Kingdom’s withdrawal from the European Union, and disruptions in the political, regulatory, economic, and social conditions of the countries in which we conduct business, could adversely affect our business or results of operations.
•DTC may cease to act as a depository and clearing agency for our shares.

•Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our obligations under our outstanding debt.
•A downgrade in our debt rating could restrict our ability to access the capital markets.

•Our acquisition and divestiture activities involve substantial risks.
•Demands to address Environmental, Social and Governance (“ESG”) matters could surpass our ability to meet demands and thus adversely affect our business.

•Uncertainties with respect to the energy transition may adversely affect our business.

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
•A failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks, could adversely impact our business and results of operations.
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
•We are subject to the tax laws of numerous jurisdictions; and challenges to the interpretation of, or future changes to, such laws could adversely affect us.
•We intend to be treated exclusively as a resident of the United Kingdom for tax purposes, but other tax authorities may seek to treat us as a tax resident of another jurisdiction, and we may not qualify for benefits under tax treaties entered into between the United Kingdom and other countries.
General Risk Factors
•We are a shareholder of Technip Energies and the value of our investment in Technip Energies may fluctuate and may result in an impact to our results of operations.

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
•We may be unable to obtain sufficient bonding capacity for certain contracts, and the need for performance and surety bonds could reduce availability under our credit facility.

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
The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. The oil and natural gas market remains quite volatile, and price recovery and business activity levels are dependent on variables beyond our control, such as geopolitical stability, increasing attention to global climate change resulting in pressure upon shareholders, financial institutions and/or financial markets to modify their relationships with oil and gas companies and to limit investments and/or funding to such companies, increasing likelihood of governmental regulations, enforcement, and investigations and private litigation due to increasing attention to global climate change, OPEC+’s actions to regulate its production capacity, changes in demand patterns, and international sanctions and tariffs. Continued volatility or any future reduction in demand for oilfield services could further adversely affect our financial condition, results of operations, or cash flows.
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
Our industry, including our customers and competitors, has experienced unanticipated changes in recent years. Moreover, the industry is undergoing consolidation to create economies of scale and to control the value chain, which may affect demand for our products and services because of price concessions from our competitors or decreased customer capital spending. This consolidation activity could impact our ability to maintain market share, maintain or increase pricing for our products and services or negotiate favorable contract terms with our customers and suppliers, which could have a significant negative impact on our financial condition, results of operations or cash flows. We are unable to predict what effect consolidations and other competitive factors in the industry may have on pricing, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers and suppliers.
The COVID-19 pandemic has reduced demand for our products and services, and has had, and may continue to have, an adverse impact on our financial condition, results of operations, and cash flows.
The COVID-19 pandemic, including actions taken by governments and businesses, has resulted in a reduction in global economic activity, including increased volatility in global oil and natural gas markets. Measures taken to address and limit the spread of the disease, such as stay-at-home orders, social distancing guidelines, and travel restrictions, have adversely affected the economies and financial markets of many countries. The resulting disruption to our operations, communications, travel, and supply chain may continue or increase in the future, and could limit the ability of our employees, partners, or vendors to operate efficiently or at all, and has had, and is reasonably likely to continue to have, an adverse impact on our financial condition, operating results, and cash flows.

Uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and we are closely monitoring the effects of the pandemic on commodity demands and on our customers. These effects may include adverse revenue and net income effects; disruptions to our operations; potential project delays or cancellations; employee impacts from illness, school closures, and other community response measures, which may lead to disruptions and decreased productivity; and temporary closures of our facilities or the facilities of our customers and suppliers. The pandemic has led to global supply chain challenges, which could adversely impact our ability to acquire certain equipment and materials, impact our ability complete projects and cause delays in completing projects, and materially and negatively impact our business results, operations, revenue, growth and overall financial condition.
COVID-19, and the uncertain regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors discussed herein, including but not limited to risks related to the demand for oil and gas, which may not recover immediately. The full extent to which the COVID-19 pandemic will impact our results is unknown and evolving and will depend on various factors and consequences beyond our control, such as the severity, duration, and spread of COVID-19; the development of new variants; the success of actions taken by governments and health organizations to combat the disease and treat its effects, including vaccine mandates, acceptance, distribution and efficacy; decisions by our alliance partners and customers regarding their business plans and capital expenditures; and the extent to which, and the timing of, general economic and operating conditions recover.
Our success depends on our ability to develop, implement, and protect new technologies and services and the intellectual property related thereto.
Our success depends on the ongoing development and implementation of new product designs, including the processes used by us to produce and market our products.
We continually attempt to develop new technologies for use in our business. However, there is no guarantee of future demand for those technologies because customers may be reluctant or unwilling to adopt our new technologies. In addition, we may also have difficulty negotiating satisfactory terms that would provide acceptable returns on our investment in the research and development of new technologies.

Development of new technology is critical to maintaining our competitiveness. However, we cannot assure that we will be able to successfully develop technology that our customers demand. Demand for our products and services may decline if we cannot keep pace with technological advances. Technology that is unavailable to us or that does not work as we expect, could adversely affect us. New technologies, services or standards could render some of our products and services obsolete, which could reduce our competitiveness and have a material adverse impact on our business, financial condition, cash flows and results of operation.

Additionally, we are exploring opportunities in greenhouse gas removal, offshore floating renewables (wind, wave and tidal energy), and hydrogen. Many technologies involved in those projects are novel and will need to be further developed before we can determine whether a renewable energy project is technologically feasible.

Our success also depends on our ability to protect and maintain critical intellectual property assets related to these developments. If we are not able to obtain patents, maintain trade secrets or obtain other protection of our intellectual property rights, if our patents are unenforceable or the claims allowed under our patents are not sufficient to protect our technology, or if we are not able to adequately protect our patents or trade secrets, we may not be able to continue to develop our services, products and related technologies. Additionally, our competitors may be able to independently develop technology that is similar to ours without infringing on our patents or gaining access to our trade secrets. If any of these events occurs, we may be unable to meet evolving industry requirements or do so at prices acceptable to our customers, which could adversely affect our financial condition, results of operations, or cash flows.
Due to the types of contracts we enter into and the markets in which we operate, the cumulative loss of several major contracts, customers, or alliances may have an adverse effect on our results of operations, and the credit and commercial terms of certain contracts may subject us to further risks.
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
Additionally, certain of our customers may require us to provide extended payment terms or other forms of financial support as a condition to obtaining commercial contracts. We have long-term contracts involving significant amounts to be paid by our customers toward the later stage of a project. Pursuant to these contracts, we may deliver products and services representing an important portion of the contract price before receiving any significant payment from the customer. Such arrangements could restrict the use of our cash and other resources for other projects and opportunities and our business could also be adversely affected if the financial condition of our customers erodes.

Disruptions in the political, regulatory, economic, and social conditions of the countries in which we conduct business could adversely affect our business or results of operations.
We operate in various countries across the world. Instability and unforeseen changes in any of the markets in which we conduct business, including economically and politically volatile areas or conflict or rumor of conflict could have an adverse effect on the demand for our services and products, our financial condition, or our results of operations. These factors include, but are not limited to, the following:
•nationalization and expropriation;
•potentially burdensome taxation;
•inflationary and recessionary markets, including capital and equity markets;
•civil unrest, labor issues, political instability, disease outbreaks, terrorist attacks, cyber terrorism, military activity, and wars;
•increasing attention to global climate change resulting in pressure from shareholders, financial institutions and/or financial markets;

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

DTC may cease to act as the depository and clearing agency for our shares.

Our shares were issued into the facilities of The Depository Trust Company (“DTC”) with respect to shares listed on the NYSE. DTC is a widely used mechanism that allows for rapid electronic transfers of securities between the participants in their respective systems, which include many large banks and brokerage firms. DTC has general discretion to cease to act as the depository and clearing agency for our shares. If DTC determines at any time that our shares are not eligible for continued deposit and clearance within its facilities, then we believe that our shares would not be eligible for continued listing on the NYSE, and trading in our shares would be disrupted. Any such disruption could have a material adverse effect on the trading price of our shares.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets, and our business.
We are incorporated under the laws of England and Wales and have an operational headquarters in Houston, Texas, United States, with worldwide operations, including material business operations in Europe. The United Kingdom withdrew from the European Union on January 31, 2020 (“Brexit”). In connection with Brexit, the United Kingdom and the European Union agreed on the Trade and Cooperation Agreement (“TCA”) that governs the future trading relationship between the United Kingdom and the European Union in specified areas. The TCA took effect on January 1, 2021. The United Kingdom is no longer in the European Union customs union and is outside of the European Union single market. The TCA addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal.
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
We have substantial existing debt. As of December 31, 2021, our total debt was $2.0 billion. We also have the capacity under our debt agreements to incur substantial additional debt.
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
Additionally, any failure to meet required payments on our debt or to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments. In the event of such default, the holders of such debt could elect to declare all the amounts outstanding under such instruments to be due and payable. Such default could also trigger a cross default on our other debt.
Our loans denominated in United States dollars (“USD”), at our option, and sterling-denominated loans, under our Revolving Credit Facility bear interest at an adjusted rate linked to the London Interbank Offered Rate (“LIBOR”) and our euro-denominated loans under the Revolving Credit Facility bear interest at an adjusted rate linked to the Euro Interbank Offered Rate (“EURIBOR”). LIBOR, EURIBOR and certain other interest “benchmarks” may be subject to further regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the publication of LIBOR on the current basis would cease and no longer be representative immediately after December 31, 2021 (in the case of all sterling, euro, Swiss franc and Japanese yen settings, and one-week and two-month USD settings) and immediately after June 30, 2023 (in the case of all remaining USD settings). Despite this deferral in regard to USD, the FCA has confirmed that use of USD LIBOR will not be permitted in most new contracts after December 31, 2021 and while the FCA is requiring the LIBOR administrator to publish one-, three- and six-month sterling and Japanese yen LIBOR rates for a limited time following December 31, 2021 using a synthetic methodology, such synthetic LIBOR rates are also only permitted for legacy use. If the methods of calculating LIBOR change from their current form while we continue to rely on LIBOR, or if we adopt alternative benchmarks for our current or future debt, interest rates on our debt obligations may be adversely affected.

The terms of the agreements governing our existing indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The terms of the agreements governing our indebtedness contain a number of restrictive covenants that limit our flexibility in conducting our business and restrict our ability to take specific actions, including (subject to various exceptions) restrictions on incurring indebtedness, paying dividends, making certain loans and investments, selling assets or incurring liens which may limit our ability to compete effectively, or to take advantage of new business opportunities. In addition, the restrictive covenants in the credit agreement, dated February 16, 2021, that governs our $1,000,000,000 three-year senior secured multi-currency revolving credit facility (the “Revolving Credit Facility”) require us to maintain specified financial ratios and satisfy other financial condition tests.
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
In connection with the Spin-off, we agreed to indemnify Technip Energies for certain liabilities, and Technip Energies agreed to indemnify us for certain liabilities. If we are required to act on these indemnities to Technip Energies, our financial results could be negatively impacted. Additionally, any indemnity from Technip Energies may not be sufficient to insure us against the full amount of liabilities for which we are responsible and Technip Energies may not be able to satisfy its indemnification obligations in the future.
Demands to address ESG matters could surpass our ability to meet demands and thus adversely affect our business.

There has been increasing attention from stakeholders, investors, customers on renewable energy and ESG practices and disclosures, including practices and disclosures related to greenhouse gases and climate change, and diversity and inclusion initiatives and governance standards. If we are unable to meet the ESG standards, investment and/or lending criteria set by these investors, we may lose investment and our reputation may be negatively affected. The increasing attention and pressure from the shareholders, financial institutions and/or financial markets could also increase the likelihood of governmental investigations and private litigation.

We are exploring investments in energy transition, and uncertainties with respect to these markets may adversely affect our business.

Uncertainties with respect to the energy transition may adversely affect our business. As a result of our evolution in the renewable energies arena, we are exploring opportunities in greenhouse gas removal, offshore floating renewables, and hydrogen. While we have subsea and surface expertise, as well as capabilities in project integration, we are exploring opportunities that are new to us, and therefore involve uncertainties and risks.

The market for renewable energy is also intensively competitive and rapidly evolving. If the demand for renewable energy fails to grow sufficiently, if new geopolitical, legislative or regulatory initiatives emerge and governments around the world reduce subsidies and economic incentives on renewable energy projects, or if market opportunities manifest themselves in areas that we do not focus on, our ventures in new energy may not succeed.

Limited operating experience or limited brand recognition in new energy markets may also limit our goals and targets on business expansion.

Risks Related to Our Operations
We may lose money on fixed-price contracts.
As is customary for some of our projects, we often agree to provide products and services under fixed-price contracts. We are subject to material risks in connection with such fixed-price contracts. It is not possible to estimate with complete certainty the final cost or margin of a project at the time of bidding or during the early phases of its execution. Actual expenses incurred in executing these fixed-price contracts can vary substantially from those originally anticipated for several reasons including, but not limited to, the following:
•unforeseen additional costs related to the purchase of substantial equipment, material, and components necessary for contract fulfillment or labor shortages in the markets where the contracts are performed;
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
Many of the contracts we enter into with our customers require long manufacturing lead times due to complex technical and logistical requirements. These contracts may contain clauses related to liquidated damages or financial incentives regarding on-time delivery, and a failure by us to deliver in accordance with customer expectations could subject us to liquidated damages or loss of financial incentives, reduce our margins on these contracts, or result in damage to existing customer relationships. The ability to meet customer delivery schedules for this backlog is dependent upon a number of factors, including, but not limited to, access to raw materials required for production, an adequately trained and capable workforce, subcontractor performance, project engineering expertise and execution, sufficient manufacturing plant capacity, and appropriate planning and scheduling of manufacturing resources. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance.
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
Any difficulty in engaging suitable subcontractors or acquiring equipment and materials could compromise our ability to generate a significant margin on a project or to complete such project within the allocated time frame. If subcontractors, suppliers or joint venture partners refuse to adhere to their contractual obligations with us, or are unable to do so due to a deterioration of their financial condition, we may be unable to find a suitable replacement at a comparable price, or at all. Moreover, the failure of one of our joint venture partners to perform their obligations in a timely and satisfactory manner could lead to additional obligations and costs being imposed on us as we may be obligated to assume our defaulting partner’s obligations or compensate our customers. Additionally, our supply chain, subcontractors, suppliers, and our joint venture partners may be adversely affected by the COVID-19 pandemic, which has created global shipping and logistics challenges such as extended shipping lead times and pricing pressures on transportation and logistics.

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
A failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks, could adversely impact our business and results of operations.
The efficient operation of our business is dependent on the security and integrity of our IT systems, physical assets, and data that we process and maintain. Accordingly, we rely upon the capacity, reliability, and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to changing needs and evolving threats. We have been subject to cyber-attacks in the past, including phishing, malware, ransomware and other security incidents. No such attack has had a material adverse effect on our business, however, this may not be the case with future attacks. Our systems and physical assets may be vulnerable to damages from such attacks, as well as from natural disasters, failures in hardware or software, power fluctuations, unauthorized access to data and systems, theft, loss or destruction of data (including confidential customer, employee or contractor information), human error, and other similar disruptions, and we cannot give assurance that any security measures we have implemented or may in the future implement will be sufficient to identify and prevent or mitigate such disruptions. In response to the COVID-19 pandemic, we have transitioned many of our employees to remote working arrangements which presents increased cybersecurity risks. If a cyber-attack, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

We rely on third parties to support the operation of our IT hardware, software infrastructure, and cloud services, and in certain instances, utilize web-based and software-as-a-service applications, across a broad array of services and functions (e.g., human resources, finance, data transmission, communications, risk compliance, among others). The security and privacy measures implemented by such third parties, as well as the measures implemented by any entities we acquire or with whom we do business, may not be sufficient to identify or prevent cyber-attacks, and any such attacks may have a material adverse effect on our business. While our agreements with third parties, such as vendors, typically contain provisions that seek to eliminate or limit our exposure to liability for damages from a cyber-attack, we cannot ensure such provisions will withstand legal challenges or cover all or any such damages.

Threats to our IT systems and to those of our subcontractors, suppliers and joint venture partners arise from numerous sources, not all of which are within our or their control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, outbreaks of hostilities, terrorist acts, and social engineering (e.g., phishing). The frequency and magnitude of cyberattacks and other security incidents is expected to increase in the future and attackers are becoming more sophisticated. We, as well as other critical business partners, may be unable to anticipate, detect or prevent future attacks, particularly because the methodologies utilized by attackers change frequently or are not recognized until launched, and attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The failure of our or others’ security controls and measures to prevent, detect, contain or remediate cyberattacks or other significant security incidents could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, including personal data, litigation or regulatory investigations, actions and fines included for a breach of data protection laws, reputational harm, increased overhead costs including due to compliance requirements, and loss of important information, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against or to mitigate damage caused by these attacks, disruptions or other security incidents in the future. Our insurance coverage may not cover all of the costs and liabilities we incur as the result of these events, and if our business continuity and/or disaster recovery plans do not effectively and timely resolve issues resulting from a cyber-attack, we may suffer material adverse effects on our business.

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

Risks Related to Legal Proceedings,Tax and Regulatory Matters
The industries in which we operate or have operated expose us to potential liabilities, including the installation or use of our products, which may not be covered by insurance or may be in excess of policy limits, or for which expected recoveries may not be realized.
We are subject to potential liabilities arising from, among other possibilities, equipment malfunctions, equipment misuse, personal injuries, and natural disasters, any of which may result in hazardous situations, including uncontrollable flows of oil, gas or well fluids, or other sources of energy, fires, and explosions. Our insurance against these risks may not be adequate to cover our liabilities. Further, the insurance may not generally be available in the future or, if available, premiums may not be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, such potential liabilities could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
As a result of doing business in countries throughout the world, including through partners and agents, we are exposed to a risk of violating anti-corruption laws and sanctions regulations. Some of the international locations in which we currently operate or may operate, in the future, have developing legal systems and may have higher levels of corruption than more developed nations. Our continued expansion and worldwide operations, including in developing countries, our development of joint venture relationships worldwide, and the employment of local agents in the countries in which we operate increase the risk of violations of anti-corruption laws and economic and trade sanctions. Violations of anti-corruption laws and economic and trade sanctions are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts (and termination of existing contracts), and revocations or restrictions of licenses, as well as criminal fines and imprisonment. In addition, any major violations could have a significant impact on our reputation and, consequently, on our ability to win future business.
We have implemented policies and procedures designed to minimize and detect potential violations of laws and regulations in a timely manner but we can provide no assurance that such policies and procedures will be followed at all times or will effectively detect and prevent violations of the applicable laws by one or more of our employees, consultants, agents, or partners. The occurrence of any such violation could subject us to penalties and material adverse consequences on our business, financial condition, results of operations, or cash flows.
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
Regulatory requirements related to ESG (including sustainability) matters have been, and are being, implemented in the European Union in particular, in relation to financial market participants. Such regulatory requirements are being implemented on a phased basis. We expect regulatory requirements related to, and investor focus on, ESG (including sustainability) matters to continue to expand in the EU, the United States, and more globally. We establish ESG objectives that align with our foundational beliefs and corporate strategy with an aim toward reducing our carbon footprint, while raising awareness and making advancements in inclusion and diversity. If, in relation to ESG (including sustainability) matters, we are not able to meet current and future regulatory requirements, the reporting requirements of regulators, or the current and future expectations of investors, customers or other stakeholders, our business and ability to raise capital may be adversely affected. In addition, negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment and climate change may reduce the demand for production of oil and gas in areas of the world where our customers operate or otherwise limit our customers’ access to capital and thus reduce future demand for our products and services. Any of these trends may, in turn, adversely affect our financial condition, results of operations and cash flows.

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
As an English public limited company, we must meet certain additional financial requirements before we may declare dividends or repurchase shares and certain capital structure decisions may require stockholder approval which may limit our flexibility to manage our capital structure. We may not be able to pay dividends or repurchase our ordinary shares in accordance with our announced intent, or at all.
Under English law, we will only be able to declare dividends, make distributions, or repurchase shares (other than out of the proceeds of a new issuance of shares for that purpose) out of “distributable profits.” Distributable profits are a company’s accumulated, realized profits, to the extent that they have not been previously utilized by distribution or capitalization, less its accumulated, realized losses, to the extent that they have not been previously written off in a reduction or reorganization of capital duly made. In addition, as a public limited company incorporated in England and Wales, we may only make a distribution if the amount of our net assets is not less than the aggregate of our called-up share capital and non-distributable reserves, to the extent that the distribution does not reduce the amount of those assets to less than that aggregate.
Our articles of association permit us by ordinary resolution of the stockholders to declare dividends, provided that the directors have made a recommendation as to its amount. The dividend shall not exceed the amount recommended by the Board of Directors. The directors may also decide to pay interim dividends if it appears to them that the profits available for distribution justify such payment. When recommending or declaring payment of a dividend, the directors are required under English law to comply with their duties, including considering our future financial requirements.
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
Uninsured claims and litigation against us, including product liability and claims and intellectual property litigation, could adversely impact our financial condition, results of operations, or cash flows.
We could be impacted by the outcome of pending litigation, as well as unexpected litigation or proceedings. We have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products or operating environments in which our employees operate, to the extent deemed prudent by our management and to the extent insurance is available. However, our insurance policies are subject to exclusions, limitations, and other conditions and may not apply in all cases, for example, where willful wrongdoing on our part is alleged. Additionally, the nature and amount of that insurance may not be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. Additionally, in individual circumstances, certain proceedings or cases may also lead to our formal or informal exclusion from tenders or the revocation or loss of business licenses or permits. Our financial condition, results of operations, or cash flows could be adversely affected by unexpected claims not covered by insurance.
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
We are subject to international data protection laws, such as the General Data Protection Regulation 2016/679, or GDPR, in the European Economic Area, or EEA, and the UK equivalent (“UK GDPR”). The GDPR, UK GDPR and implementing legislation in the EEA and UK impose several stringent requirements for controllers and processors of personal data which have increased our obligations, including, for example, by requiring more robust disclosures to individuals, notifications, in some cases, of data breaches to regulators and data subjects, and a record of processing and other policies and procedures to be maintained to adhere to the accountability principle.
In addition, we are subject to the GDPR and UK GDPR’s rules on transferring personal data outside of the EEA and UK (including to the United States), and recent legal developments in Europe have created complexity and uncertainty regarding such transfers. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the European Union to US entities who had self-certified under the Privacy Shield scheme, and the decision cast uncertainly on when transfers could be made under the standard contractual clauses; compliance with such may require us to change processes by which we transfer data outside of the European Union and United Kingdom, including to the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
We are also subject to evolving EU and UK privacy laws on cookies and e-marketing. In the European Union and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-

compliance. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, and require significant systems changes.
Failure to comply with the requirements of GDPR, UK GDPR and the local laws implementing or supplementing the GDPR could result in fines (for example, non-compliance with the GDPR or UK GDPR, specifically, may result in administrative fines or monetary penalties, by each regime, up to the greater of €20,000,000/ £17,000,000 or up to 4 percent of the total worldwide annual turnover of the preceding financial year). In addition, we may also face regulatory investigations and enforcement action, reputational damage, and civil claims including representative actions and other class action type litigation, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with the GDPR, UK GDPR and other applicable data protection legislation, and we may be required to put in place additional control mechanisms which could be onerous and adversely affect our business, financial condition, results of operations, or cash flows.
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
In addition, the IRS and the U.S. Treasury have issued final and temporary regulations providing that, even if we are treated as a foreign corporation for U.S. federal income tax purposes, certain intercompany debt instruments issued on or after April 4, 2016 will be treated as equity for U.S. federal income tax purposes, therefore limiting U.S. tax benefits and resulting in possible U.S. withholding taxes. Although the U.S. Treasury, through recent guidance, removes certain documentation requirements that would otherwise be imposed with respect to covered debt instruments, announces an intention to further modify and possibly withdraw certain classification rules relating to covered debt instruments, and further indicates that these rules generally are the subject of continuing study and may be further materially modified, the current regulations may adversely affect our future effective tax rate and could also impact our ability to engage in future restructurings if such transactions cause an existing intercompany debt instrument to be treated as reissued for U.S. federal income tax purposes.

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
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States, which made extensive changes to the U.S. taxation of multinational companies, and is subject to continuing regulatory and possible legislative changes, especially given the new Administration and Congress in the United States. In addition, the U.S. Congress, the U.K. Government, the European Union, the Organization for Economic Co-operation and Development (the “OECD”), and other government agencies in jurisdictions where we and our affiliates do business have an extended focus on issues related to the taxation of multinational corporations. For instance, in October 2021, the OECD released additional proposals under Base Erosion and Profit Shifting that provide for a global minimum tax of 15%, and to date approximately 140 countries have tentatively signed a framework agreeing in principle to this initiative. The implementation of this global minimum tax, however, is contingent upon the independent actions of participating countries and is subject to further negotiation among OECD member states. New tax initiatives, directives, and rules, such as the U.S. Tax Cuts and Jobs Act, the OECD’s Base Erosion and Profit Shifting initiative, and the European Union’s Anti-Tax Avoidance Directives, may increase our tax burden and require additional compliance-related expenditures. As a result, our financial condition, results of operations, or cash flows may be adversely affected. Moreover, the U.S. government, and other jurisdictions in which we do business, may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. Further changes, including with retroactive effect, in the tax laws of the United States, the United Kingdom, the European Union, or other countries in which we and our affiliates do business could adversely affect us.

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
We depend on key personnel. The loss of any key personnel could adversely impact our business if we are unable to implement key strategies or transactions in their absence. The loss of qualified employees or failure to retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our operation and expansion, as well as our ability to successfully conduct research activities and develop marketable products and services.
Seasonal and weather conditions could adversely affect demand for our services and operations.
Our business may be materially affected by variation from normal weather patterns, such as cooler or warmer summers and winters. Adverse weather conditions, such as hurricanes in the Gulf of Mexico or extreme winter conditions in Canada, and the North Sea, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions or loss of productivity, and may result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. In addition, acute or chronic physical impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall and hurricane-strength winds may damage our facilities or the facilities of key third parties. Increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that increase variation from normal weather patterns, such as increased frequency and severity of storms, floods, droughts, and other climatic events, which could further impact our operations. Significant physical effects of climate change could also have a direct effect on our operations and an indirect effect on our business by interrupting the operations of those with whom we do business. Any of these events or outcomes could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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
We may be unable to obtain sufficient bonding capacity for certain contracts, and the need for performance and surety bonds could reduce availability under our credit facility.

In line with industry practice, we are often required to post standby letters of credit to customers or enter into surety bond arrangements in favor of customers. Those letters of credit and surety bond arrangements generally protect customers against our failure to perform our obligations under the applicable contracts. If we are unable to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from bidding for certain contracts or contracting with certain customers. Additionally, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds. The letters of credit would reduce availability under our credit facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on projects that require bonding.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is in Newcastle, England. We also maintain corporate offices in Houston, Texas, where significant worldwide global support activity occurs. In addition, we own or lease numerous properties throughout the world.
We believe our properties and facilities are suitable for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate. We also believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.
The following table shows our principal properties by reporting segment at December 31, 2021:

Location	Segment
Africa
Hassi Messaoud, Algeria	Surface
Lagos, Nigeria	Subsea
Lobito, Angola	Subsea
Luanda, Angola	Subsea
Malabo, Equatorial Guinea	Subsea
Port Harcourt, Nigeria	Subsea
Takoradi, Ghana	Subsea
Asia
Chennai, India	Subsea
Hyderabad, India	Surface
Jakarta, Indonesia	Surface
Johor, Malaysia	Subsea
Kuala Lumpur, Malaysia	Subsea
Noida, India	Subsea, Surface

Location	Segment
Nusajaya, Malaysia	Subsea, Surface
Singapore	Subsea, Surface
Australia
Henderson, Australia	Subsea
Perth, Australia	Subsea
Europe
Aberdeen, United Kingdom	Surface
Aktau, Kazakhstan	Subsea, Surface
Arnhem, The Netherlands	Surface
Atyrau, Kazakhstan	Subsea, Surface
Bergen, Norway	Subsea
Courbevoie (Paris - La Défense), France	Subsea
Dunfermline, United Kingdom	Subsea, Surface
Ellerbek, Germany	Surface
Evanton, United Kingdom	Subsea
Horten, Norway	Subsea
Kongsberg, Norway	Subsea, Surface
Krakow, Poland	Subsea
Le Trait, France	Subsea
Lisbon, Portugal	Subsea
Lysaker, Norway	Subsea
Moscow, Russia	Subsea, Surface
Newcastle, United Kingdom	Subsea
Orkanger, Norway	Subsea
Sens, France	Surface
Stavanger, Norway	Subsea, Surface
Veenord, Netherlands	Surface
Westhill, United Kingdom	Subsea
Middle East
Abu Dhabi, United Arab Emirates	Surface
Dammam, Saudi Arabia	Surface
Doha, Qatar	Surface
North America
Brighton (Colorado), United States	Surface
Charleroi (Pennsylvania), United States	Surface
Davis (California), United States	Subsea
Erie (Pennsylvania), United States	Surface
Houston (Texas), United States	Subsea, Surface
Odessa (Texas), United States	Surface
Oklahoma City (Oklahoma), United States	Surface
San Antonio (Texas), United States	Surface
Stephenville (Texas), United States	Surface
St. John’s (Newfoundland), Canada	Subsea
Theodore (Alabama), United States	Subsea
South America
Georgetown, Guyana	Subsea
Macaé, Brazil	Subsea
Neuquén, Argentina	Surface

Location	Segment
Rio de Janeiro, Brazil	Subsea, Surface
São João da Barra, Brazil	Subsea
Veracruz, Mexico	Surface
Yopal, Columbia	Surface
The following table shows marine vessels in which we held an interest or operated as of December 31, 2021:

Vessel Name	Vessel Type	Special Equipment
Deep Blue	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Deep Energy	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Apache II	PLSV	Reeled pipelay/umbilical systems
Deep Orient	HCV	Construction/installation systems
North Sea Atlantic	HCV	Construction/installation systems
Skandi Africa	HCV	Construction/installation systems
Deep Arctic	DSV/HCV	Diver support systems
Deep Discoverer	DSV/HCV	Diver support systems
Deep Explorer	DSV/HCV	Diver support systems
Skandi Vitória	PLSV	Flexible pipelay/umbilical systems
Skandi Niterói	PLSV	Flexible pipelay/umbilical systems
Coral do Atlantico	PLSV	Flexible pipelay/umbilical systems
Deep Star	PLSV	Flexible pipelay/umbilical systems
Skandi Açu	PLSV	Flexible pipelay/umbilical systems
Skandi Búzios	PLSV	Flexible pipelay/umbilical systems
Skandi Olinda	PLSV	Flexible pipelay/umbilical systems
Skandi Recife	PLSV	Flexible pipelay/umbilical systems
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed on the NYSE and trade under the symbol “FTI.”
For information about dividends, see Note 18 “Stockholders’ Equity” to the Consolidated Financial Statements in Item 8.

As of February 18, 2022, according to data provided by our transfer agent, there were 105 shareholders of record. However, many of our shareholders hold their shares in "street name" by a nominee of Depository Trust Company, which is a single shareholder of record. We estimate that there were approximately 20,900 shareholders whose shares were held in “street name” by banks, brokers, or other financial institutions as of December 31, 2021.
We had no unregistered sales of equity securities during the year ended December 31, 2021.
Issuer Purchases of Equity Securities
We did not have any purchases of equity securities during the year ended December 31, 2021.
Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares for the period from January 17, 2017 to December 31, 2021 with the Standard & Poor’s 500 Index (“S&P 500 Index”) and PHLX Oil Services Index. The comparison assumes $100 was invested, including reinvestment of dividends, if any, in our ordinary shares on January 17, 2017 and in both of the indexes on the same date. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TECHNIPFMC PLC, S&P 500 INDEX AND PEER GROUP INDEX

$250
$200
$150
$100
$50
$0
US DOLLARS
1/17/2017
12/2017
12/2018
12/2019
12/2020
12/2021
TechnipFMC plc
S&P 500 Index
PHLX Oil Services Index

ASSUMES $100 INVESTED ON JAN. 17, 2017
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2021

Source: Bloomberg L.P. Data provided from first date of trading. The PHLX Oil Services Index has been chosen as it is a modified market weighted index composed of companies involved in the oil services.

	As of December 31,
	2017	2018	2019	2020	2021
TechnipFMC plc	$87.76	$55.89	$62.63	$28.03	$23.73
S&P 500 Index	119.82	114.56	150.62	178.32	229.46
PHLX Oil Services Index	82.00	44.93	44.68	25.88	31.25
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We are a global leader in energy projects, technologies, systems and services. We have manufacturing operations worldwide, strategically located to facilitate efficient delivery of these products, technologies, systems and services to our customers. We report our results of operations in two segments: Subsea and Surface Technologies. Management’s determination of our reporting segments was made on the basis of our strategic priorities and corresponds to the manner in which our Chief Executive Officer reviews and evaluates operating performance to make decisions about resource allocations to each segment.
A summarized description of our products and services and annual financial data for each segment can be found in Note 7 to our consolidated financial statements.
We focus on economic and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. The results of our segments are primarily driven by changes in capital spending by oil and gas companies, which largely depend upon current and anticipated future crude oil and natural gas demand, production volumes, and consequently, commodity prices. We use crude oil and natural gas prices as an indicator of demand. Additionally, we use both onshore and offshore rig count as an indicator of demand, which consequently influences the level of worldwide production activity and spending decisions. We also focus on key risk factors when determining our overall strategy and making decisions for capital allocation. These factors include risks associated with the global economic outlook, product obsolescence and the competitive environment. We address these risks in our business strategies, which incorporate continuing development of leading edge technologies and cultivating strong customer relationships.
Our Subsea segment is affected by changes in commodity prices and trends in deepwater oil and natural gas production and benefits from the current market fundamentals supporting the demand for new liquefied natural gas facilities.
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
As we evaluate our operating results, we consider business segment performance indicators like segment revenue, operating profit and capital employed, in addition to the level of inbound orders and order backlog. A significant proportion of our revenue is recognized under the percentage of completion method of accounting. Cash receipts from such arrangements typically occur at milestones achieved under stated contract terms. Consequently, the timing of revenue recognition is not always correlated with the timing of customer payments. We aim to structure our contracts to receive advance payments that we typically use to fund engineering efforts and inventory purchases. Working capital (excluding cash) and net debt are therefore key performance indicators of cash flows.
In both of our segments, we serve customers from around the world. During 2021, approximately 80 percent of our total sales were recognized outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

The Spin-off

On February 16, 2021, we completed the separation of the Technip Energies business segment. The transaction was structured as a Spin-off, which occurred by way of a Distribution to our shareholders of 50.1 percent of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., New York City time on the record date, February 17, 2021. Technip Energies N.V. is now an independent public company and its shares trade under the ticker symbol “TE” on the Euronext Paris stock exchange. During 2021, we have sold approximately 75 percent of the original ownership stake in Technip Energies N.V. as a public company for proceeds of $900.9 million. As of December 31, 2021, we retained 12.2 percent ownership of Technip Energies’ issued and outstanding share capital. In January 2022, we sold an additional 9.0 million Technip Energies shares for total net proceeds of €118.4 million, or $135.1 million. As of February 25, 2022, we retain a direct stake of 12.9 million shares, representing 7.1% percent of Technip Energies’ issued and outstanding share capital and valued at $155.3 million.

Beginning in the first quarter of 2021, Technip Energies’ historical financial results for periods prior to the Distribution are reflected in our consolidated financial statements as discontinued operations.
BUSINESS OUTLOOK
Overall Outlook – Economic activity continues to expand, driven by strong fiscal stimulus, COVID vaccinations and the re-opening of local economies. Oil prices have been supported by the industry’s more disciplined capital spend, particularly for OPEC+ countries which appear to be focused on realizing a price that supports both economic growth and continued energy investment. These conditions could also provide greater price stability over the intermediate term.

Long-term demand for energy is forecasted to increase. Our conversations with clients remain constructive, and we see continued improvement in the broader market outlook as investments in new sources of oil and natural gas production increase over the intermediate-term. We are confident that we have entered a multi-year upcycle for energy demand, with continued strength in inbound orders expected for our Company through at least 2025.

We believe that oil and gas will remain an important part of the energy mix for an extended period of time. We are also committed to the energy transition, where we believe that offshore will play a meaningful role in the transition to renewable energy resources and reduction of carbon emissions.

We are making real progress through our three main pillars of greenhouse gas removal, offshore floating renewables and hydrogen. We have made announcements regarding several strategic agreements and partnerships, some of which have already resulted in real project opportunities. In 2021, we formed a strategic alliance with Talos Energy to develop and deliver technical and commercial solutions for Carbon Capture and Storage projects along the U.S. Gulf Coast. More recently, one of our partnerships in offshore renewables, Magnora Offshore Wind, was successful in the ScotWind Leasing Round Application, where the proposed development project will have a total capacity of approximately 500 megawatts which could power more than 600,000 homes in the United Kingdom. We also acquired the remaining shares of Magma Global, a leader in advanced composite technologies with applications for the transportation of green hydrogen and CO2. These strategic actions will expand our capabilities and provide us with new opportunities to address carbon emissions.

Subsea – Our Subsea inbound orders in 2021 increased more than 20 percent versus the prior year, reflecting the continued offshore market recovery and expansion. Innovative approaches to subsea projects, like our iEPCI solution, have improved project economics, and many offshore discoveries can be developed economically well below today’s crude oil prices. We believe deepwater development is likely to remain a significant part of many of our customers’ portfolios.

As the subsea industry continues to evolve, we have taken actions to further streamline our organization, achieve standardization and reduce cycle times. The rationalization of our global footprint will also further leverage the benefits of our integrated offering. We aim to continuously align our operations with activity levels, while preserving our core capacity in order to deliver current projects in backlog and fulfill future orders.

We have experienced renewed operator confidence in advancing subsea activity as a result of the improved economic outlook, higher oil price and more robust project economics. The continued growth in part reflects the strong front-end activity experienced throughout 2021. With crude above $90 per barrel, the opportunity set of large subsea projects to be sanctioned over the next 24 months has expanded.

For the year ahead, our early engagement and client partnerships support our view that subsea tree awards for the total industry are likely to exceed 350 – a level not seen since 2013. For TechnipFMC, we anticipate subsea inbound order growth of up to 30 percent in 2022, with iEPCI projects, direct project awards – many of which may come from our alliance partners – and Subsea services to approach 75 percent of inbound orders.

Our growth expectations highlight the continued expansion in greenfield opportunities. We also expect increased tie-back activity, with growth from these smaller projects to come primarily from the North Sea, Gulf of Mexico and West Africa – all regions in which we have a strong presence and are well-positioned due to our extensive installed base.

Since 2015, offshore economics have materially improved, and subsea cycle-times have become significantly shorter. This has resulted in new subsea investments coming much earlier in the cycle and more in parallel with U.S. land markets. We believe these changes are fundamental and sustainable as a result of new business models and technology pioneered by our company.

Surface Technologies – Our performance is typically driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by stimulation activity and the completions intensity of shale applications in North America.

In 2021, our completions-related revenue recovered, driven by the North America market activity increase and the successful adoption of iComplete – our fully integrated, digitally enabled pressure control system. iComplete has already achieved significant market penetration since its introduction in 2020, with more than 10 different customers utilizing the new integrated system. We also successfully introduced our E-Mission solution for onshore production facilities. The digital offering uses proprietary process automation to provide the industry’s only real-time monitoring and control system that both reduces methane flaring by up to 50 percent and maximizes oil production.

Drilling activity in international markets is less cyclical than North America as most activities are driven by national oil companies which tend to maintain a longer term view that exhibits less variability in capital spend. Additionally, we continue to benefit from our exposure to the North Sea, Asia Pacific and the Middle East, one of our largest market opportunities in the current decade.

Well count steadily recovered during 2021, which led to increased spending by national oil companies, particularly in the Middle East. Our inbound orders outside North America more than doubled when compared to 2020 and included the segment’s largest ever award, a multi-year contract from Abu Dhabi National Oil Company to provide wellheads, trees and associated services.

International markets represented 65 percent of total segment revenue in 2021. Our unique capabilities in these markets, which demand higher specification equipment, global services and local content, provide a platform for us to extend our leadership positions.

CONSOLIDATED RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

	Year Ended December 31,			Change
(In millions, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenue	$6,403.5	$6,530.6	$6,950.2	$(127.1)	(1.9)%	$(419.6)	(6.0)%

Costs and expenses
Cost of sales	5,579.6	5,835.8	5,892.1	(256.2)	(4.4)%	(56.3)	(1.0)%
Selling, general and administrative expense	644.9	724.1	795.7	(79.2)	(10.9)%	(71.6)	(9.0)%
Research and development expense	78.4	75.3	149.5	3.1	4.1%	(74.2)	(49.6)%
Impairment, restructuring and other expense	66.7	3,402.0	2,456.7	(3,335.3)	(98.0)%	945.3	38.5%
Merger transaction and integration costs	—	—	14.2	—	—%	(14.2)	(100.0)%
Total costs and expenses	6,369.6	10,037.2	9,308.2	(3,667.6)	(36.5)%	729.0	7.8%

Other income (expense), net	46.6	25.1	(181.6)	21.5	85.7%	206.7	113.8%
Income from equity affiliates	0.6	64.6	59.8	(64.0)	(99.1)%	4.8	8.0%
Income from investment in Technip Energies	322.2	—	—	322.2	—%	—	—%
Loss on early extinguishment of debt	(61.9)	—	—	(61.9)	—%	—	—%
Net interest expense	(143.3)	(81.8)	(91.3)	(61.5)	(75.2)%	9.5	10.4%
Income (loss) before income taxes	198.1	(3,498.7)	(2,571.1)	3,696.8	105.7%	(927.6)	(36.1)%
Provision for income taxes	111.1	19.4	79.0	91.7	472.7%	(59.6)	(75.4)%
Income (loss) from continuing operations	87.0	(3,518.1)	(2,650.1)	3,605.1	102.5%	(868.0)	(32.8)%
(Income) loss from continuing operations attributable to non-controlling interests	0.8	(34.5)	4.6	35.3	102.3%	(39.1)	(850.0)%
Income (loss) from continuing operations attributable to TechnipFMC plc	87.8	(3,552.6)	(2,645.5)	3,640.4	102.5%	(907.1)	(34.3)%
Income (loss) from discontinued operations	(72.6)	280.2	238.0	(352.8)	(125.9)%	42.2	17.7%
Income from discontinued operations attributable to non-controlling interests	(1.9)	(15.2)	(7.7)	13.3	87.5%	(7.5)	(97.4)%
Net income (loss) attributable to TechnipFMC plc	$13.3	$(3,287.6)	$(2,415.2)	$3,300.9	100.4%	$(872.4)	(36.1)%

Results of Operations in 2021 Compared to 2020
Revenue
Revenue decreased by $127.1 million in 2021 compared to 2020. Subsea revenue decreased year-over-year, primarily driven by a lower starting backlog due to deteriorated market conditions in 2020 which negatively impacted order intake for future delivery. Surface Technologies revenue increased, primarily as a result of the increase in operator activity in Middle East, Latin America and North America.
Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales increased to 12.9% in 2021 compared to 10.6% in 2020. Subsea gross profit increased due to significant prior year cost reduction activities and increased services activities. Surface Technologies gross profit improved year-over-year, primarily due to higher operator activity in Middle East, Latin America and North America, favorable product mix and lower operating costs.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $79.2 million year-over-year, primarily as a result of decreased corporate expenses. During the first half of 2020, in response to a deteriorated market environment driven in part by the COVID-19 pandemic, we implemented a series of cost reduction initiatives that resulted in significant reduction in year-over-year selling, general and administrative expense.

Impairment, Restructuring and Other Expenses
We incurred $66.7 million of restructuring, impairment and other expenses in 2021, compared to $3,402.0 million in 2020. Impairment, restructuring and other charges incurred during 2021, included $24.2 million of impairment charges of our operating lease right-of-use assets and $24.9 million impairment of property, plant and equipment. Impairment, restructuring and other charges incurred during 2020, primarily included $3,083.4 million of goodwill impairment, $190.4 million of long-lived assets impairment, $57.8 million of COVID-19 related expenses, and $70.4 million for restructuring and severance expenses. See Note 20 to our consolidated financial statements for further details.

Other Income (Expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and other non-operating gains and losses. The foreign currency impact was a net gain in 2021 and a net loss in 2020, which was offset by gains on sales of property, plant and equipment and other one-off, non-operating type transactions.
Income from Equity Affiliates

For the years ended December 31, 2021 and 2020, we recorded an income of $0.6 million and $64.6 million, respectively, from equity method affiliates. Income generated by our equity method investments during 2021 was offset by a $36.7 million impairment of our Magma Global equity method investment recorded in the third quarter of 2021. See Note 13 to our consolidated financial statements for further details.

Income from Investment in Technip Energies

For the year ended December 31, 2021, we recorded $322.2 million as income as a result of our investment in Technip Energies. The amount recognized represents a fair value revaluation gain of our investment, partially offset by purchase price discounts on the sales of shares. See Note 13 to our consolidated financial statements for further details.

Loss on Early Extinguishment of Debt

We recognized $(61.9) million of loss on early extinguishment of debt during the year ended December 31, 2021. The loss on early extinguishment of debt related to premium paid and write-off of bond issuance costs in connection with the repurchase of the 2021 Notes and premium paid in connection with the repayment of our 3.45% Senior Notes due 2022. See Note 17 to our consolidated financial statements for further details.

Net Interest Expense
Net interest expense increased by $61.5 million in 2021 compared to 2020, primarily due to higher interest expense associated with the $1.0 billion senior notes issued during the three months ended March 31, 2021.

Provision for Income Taxes
Our provision for income taxes for 2021 and 2020 reflected effective tax rates of 56.1% and (0.6)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, a change in uncertain tax positions, a change in geographical profit mix year over year offset with the impact of nondeductible goodwill impairments.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than those of the United Kingdom.

Discontinued Operations

Income (loss) from discontinued operations, net of income taxes, was $(72.6) million and $280.2 million income for the year ended December 31, 2021 and 2020, respectively. Income (loss) from discontinued operations included results for Technip Energies, which was spun-off on February 16, 2021. See Note 2 to our consolidated financial statements for further details.

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
Subsea

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2021	2020	2019	2021 vs. 2020			2020 vs. 2019
Revenue	$5,329.1	$5,471.4	$5,419.5	$(142.3)	(2.6)%		$51.9	1.0%
Operating profit (loss)	$141.4	$(2,815.5)	$(1,442.7)	$2,956.9	105.0%		$(1,372.8)	(95.2)%

Operating profit (loss) as a percentage of revenue	2.7%	(51.5)%	(26.6)%		54.2	pts.		(24.9)	pts.
Subsea revenue decreased by $142.3 million, primarily due to a lower starting backlog as market conditions linked to COVID-19 pandemic negatively impacted order intake in the prior year. Despite these challenges, we continued to demonstrate strong execution of our backlog.
Subsea operating profit for the year ended December 31, 2021, improved versus the prior year, primarily due to the significant reduction in non-cash impairment charges as well as benefits from prior year cost reduction activities.

Refer to “Non-GAAP Measures” for more information regarding our segment operating results.
Surface Technologies

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2021	2020	2019	2021 vs. 2020			2020 vs. 2019
Revenue	$1,074.4	$1,059.2	$1,530.7	$15.2	1.4%		$(471.5)	(30.8)%
Operating profit (loss)	$42.0	$(429.3)	$(662.7)	$471.3	109.8%		$233.4	35.2%

Operating profit (loss) as a percentage of revenue	3.9%	(40.5)%	(43.3)%		44.4	pts.		2.8	pts.
Surface Technologies revenue increased by $15.2 million, or 1.4% year-over-year, primarily driven by the increase in Middle East, Latin America and North America. Revenue outside of North America represented 65% of total segment revenue in 2021.
Surface Technologies operating profit improved significantly versus the prior year, primarily due to the significant reduction in non-cash impairment charges as well as favorable product mix and benefits from prior year cost reduction initiatives.

Refer to “Non-GAAP Measures” for more information regarding our segment operating results.

Corporate Items

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Corporate expense	$(118.1)	$(131.9)	$(238.9)	$13.8	10.5%	$107.0	44.8%
Corporate expenses decreased by $13.8 million or 10.5% year-over-year, primarily due to decreased costs associated with our corporate support functions.

Refer to “Non-GAAP Measures” for more information regarding our segment operating results.
NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended) below:
•Income (loss) from continuing operations attributable to TechnipFMC plc, excluding charges and credits, as well as measures derived from it;
•Income (loss) before net interest expense and taxes, excluding charges and credits (“Adjusted operating profit”) and Adjusted operating profit margin;
•Adjusted diluted earnings (loss) per share from continuing operations attributable to TechnipFMC plc;
•Depreciation and amortization, excluding charges and credits (“Adjusted depreciation and amortization”);
•Earnings before net interest expense, income taxes, depreciation and amortization, excluding charges and credits (“Adjusted EBITDA”) and Adjusted EBITDA margin;
•Corporate expenses excluding charges and credits;
•Net (debt) cash; and
•Free cash flow (deficit) from continuing operations.
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

The following is a reconciliation of the most comparable financial measures under GAAP to the non-GAAP financial measures.

	Year Ended
	December 31, 2021
	Income (loss) from continuing operations attributable to TechnipFMC plc	Loss attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$87.8	$(0.8)	$111.1	$205.2	$403.3	$385.4	$788.7

Charges and (credits):
Impairment and other charges*	85.8	—	—	—	85.8	—	85.8
Restructuring and other charges**	27.3	—	0.8	—	28.1	—	28.1
Income from investment in Technip Energies	(322.2)	—	—	—	(322.2)	—	(322.2)
Adjusted financial measures	$(121.3)	$(0.8)	$111.9	$205.2	$195.0	$385.4	$580.4

Diluted earnings per share from continuing operations attributable to TechnipFMC plc, as reported	$0.19
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.27)
*Includes $36.7 million impairment relating to our equity method investment.
** Includes inventory write off of approximately $10.5 million.

	Year Ended
	December 31, 2020
	Loss from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense	Loss before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(3,552.6)	$34.5	$19.4	$81.8	$(3,416.9)	$412.1	$(3,004.8)

Charges and (credits):
Impairment and other charges	3,260.4	—	13.4	—	3,273.8	—	3,273.8
Restructuring and other charges	65.4	—	5.0	—	70.4	—	70.4
Direct Covid-19 expenses	51.6	—	6.2	—	57.8	—	57.8
Purchase price accounting adjustment	6.6	—	1.9	—	8.5	(8.5)	—
Adjusted financial measures	$(168.6)	$34.5	$45.9	$81.8	$(6.4)	$403.6	$397.2

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(7.92)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.38)

	Year Ended
	December 31, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$5,329.1	$1,074.4	$—	$—	$6,403.5

Operating profit (loss), as reported (pre-tax)	$141.4	$42.0	$(118.1)	$338.0	$403.3

Charges and (credits):
Impairment and other charges*	80.9	1.9	3.0	—	85.8
Restructuring and other charges**	19.8	5.7	2.6	—	28.1
Income from investment in Technip Energies	—	—	—	(322.2)	(322.2)
Subtotal	100.7	7.6	5.6	(322.2)	(208.3)

Adjusted Operating profit (loss)	242.1	49.6	(112.5)	15.8	195.0

Depreciation and amortization	317.2	64.8	3.4	—	385.4

Adjusted EBITDA	$559.3	$114.4	$(109.1)	$15.8	$580.4

Operating profit margin, as reported	2.7%	3.9%			6.3%

Adjusted operating profit margin	4.5%	4.6%			3.0%

Adjusted EBITDA margin	10.5%	10.6%			9.1%
*Includes $36.7 million impairment relating to our equity method investment.
** Includes inventory write off of approximately $10.5 million.

	Year Ended
	December 31, 2020
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$5,471.4	$1,059.2	$—	$—	$6,530.6

Operating loss, as reported (pre-tax)	$(2,815.5)	$(429.3)	$(131.9)	$(40.2)	$(3,416.9)

Charges and (credits):
Impairment and other charges	2,854.5	419.3	—	—	3,273.8
Restructuring and other charges	52.9	13.2	4.3	—	70.4
Direct COVID - 19 expenses	50.1	7.7	—	—	57.8
Purchase price accounting adjustments	8.5	—	—	—	8.5
Subtotal	2,966.0	440.2	4.3	—	3,410.5

Adjusted operating profit (loss)	150.5	10.9	(127.6)	(40.2)	(6.4)

Adjusted depreciation and amortization	316.4	70.1	17.1	—	403.6

Adjusted EBITDA	$466.9	$81.0	$(110.5)	$(40.2)	$397.2

Operating profit margin, as reported	(51.5)%	(40.5)%			(52.3)%

Adjusted operating profit margin	2.8%	1.0%			(0.1)%

Adjusted EBITDA margin	8.5%	7.6%			6.1%

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders Year Ended December 31,
(In millions)	2021	2020
Subsea	$4,960.9	$4,003.0
Surface Technologies	1,793.3	1,061.2
Total inbound orders	$6,754.2	$5,064.2
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

	Order Backlog December 31,
(In millions)	2021	2020
Subsea	$6,533.0	$6,876.0
Surface Technologies	1,124.7	413.5
Total order backlog	$7,657.7	$7,289.5

Subsea - Order backlog for Subsea as of December 31, 2021, decreased by $0.3 billion from December 31, 2020. Subsea backlog of $6.5 billion as of December 31, 2021, was composed of various subsea projects, including Total Mozambique LNG; Eni Coral; Petrobras Buzios, Mero I, Mero II and Marlim; ExxonMobil Payara; Petronas Limbayong; Reliance MJ-1; Equinor Breidablikk; Husky West White Rose; Santos Barossa Phase I and Tullow Jubilee South East.

Surface Technologies - Order backlog for Surface Technologies as of December 31, 2021, increased by $711.2 million compared to December 31, 2020, driven by a ten-year contract awarded in 2021 from ADNOC. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within twelve months.
Non-consolidated backlog - As of December 31, 2021, we had $578.7 million of non-consolidated order backlog in our Subsea segment. Non-consolidated order backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.
LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flows through centralized bank accounts controlled and maintained by TechnipFMC globally and in many operating jurisdictions to best meet the liquidity needs of our global operations.
Net Debt - Net debt, is a non-GAAP financial measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP financial measure to evaluate our capital structure and financial leverage. We believe net debt is a meaningful financial measure that may assist investors in understanding our financial condition and recognizing underlying trends in our capital structure. Net debt should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.
The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our consolidated balance sheets.

(In millions)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$1,327.4	$1,269.2
Short-term debt and current portion of long-term debt	(277.6)	(624.7)
Long-term debt, less current portion	(1,727.3)	(2,835.5)
Net debt	$(677.5)	$(2,191.0)
Cash Flows
Cash flows for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash provided by operating activities from continuing operations	$715.0	$772.4	$357.7
Cash provided (required) by investing activities from continuing operations	821.8	(120.8)	(378.5)
Cash required by financing activities from continuing operations	(1,447.3)	(651.9)	(165.6)
Net cash attributable to discontinued operations	(3,555.9)	(605.6)	(169.3)
Effect of exchange rate changes on cash and cash equivalents	(14.0)	223.5	5.9
Decrease in cash and cash equivalents	$(3,480.4)	$(382.4)	$(349.8)

Working capital from continuing operations	$497.5	$717.7	$91.0

Free cash flow (deficit) from continuing operations	$523.3	$516.3	$(55.0)
Operating cash flows from continuing operations - During 2021 and 2020, we generated $715.0 million and $772.4 million, respectively, in operating cash flows from continuing operations. The decrease of $57.4 million in cash generated by operating activities from continuing operations in 2021 as compared to 2020 was primarily due to timing differences on project milestones and vendor payments.

Investing cash flows from continuing operations - Investing activities from continuing operations provided $821.8 million in 2021 and used $120.8 million of cash in 2020. The increase of $942.6 million in cash provided by investing activities was primarily due to the proceeds received from the sale of our investment in Technip Energies, the sales of assets and decreased capital expenditures during 2021.
Financing cash flows from continuing operations - Financing activities from continuing operations used $1,447.3 million and $651.9 million in 2021 and 2020, respectively. The increase of $795.4 million in cash used for financing activities was due primarily to the increased debt pay down activity during 2021.
Working capital represents total changes in operating current assets and liabilities.
Free cash flow (deficit) from continuing operations is defined as operating cash flows from continuing operations less capital expenditures. The following table reconciles cash provided by operating activities from continuing operations, which is the most directly comparable financial measure determined in accordance with GAAP, to free cash flow (non-GAAP measure).

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash provided by operating activities from continuing operations	$715.0	$772.4	$357.7
Capital expenditures	(191.7)	(256.1)	(412.7)
Free cash flow (deficit) from continuing operations	$523.3	$516.3	$(55.0)

Debt and Liquidity

Debt Financing Transactions

During 2021, we executed a series of refinancing transactions in connection with the Spin-off, in order to provide a capital structure with sufficient cash resources to support future operating and investment plans.

Debt Issuance
•On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multi-currency revolving credit facility (“Revolving Credit Facility”), including a $450.0 million letter of credit subfacility; and

•On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”).

Repayment of Debt

The proceeds from the debt issuance described above along with the available cash on hand were used to fund:
•the repayment of all $542.4 million of the outstanding Synthetic Convertible Bonds that matured in January 2021;

•the repayment of all $500.0 million aggregate principal amount of outstanding 3.45% Senior Notes due 2022;

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

Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of December 31, 2021, there were $16.7 million letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $983.3 million.

During 2021, we completed two tender offers and purchased for cash $366.9 million of the outstanding 2021 Notes. We paid a cash premium of $29.5 million to the note holders who tendered and wrote-off $8.9 million of bond issuance costs. In connection with the repayment of all $500.0 million aggregate principal amount of outstanding 3.45% Senior Notes due 2022, we recorded a loss on extinguishment of debt of $23.5 million. As of December 31,

2021, we were in compliance with all debt covenants. See Note 17 to our consolidated financial statements for further details.

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
Contractual and Other Obligations
For a description of our contractual obligations such as debt and leases, see Part II, Item 8 Notes to Consolidated Financial Statements Note 5 (Leases) and Note 17 (Debt).
Purchase obligations - In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirements that our suppliers provide products or services to our specifications and requires us to make a firm purchase commitment to suppliers. As substantially all of these commitments are associated with purchases made to fulfill our customer’s orders, the costs associated with these agreements will ultimately be reflected in cost of sales in our consolidated statement of income. The future purchase obligations as of December 31, 2021 are as follows:

	Payments Due by Period
(In millions)	Total payments	Less than 1 year	1-3 years	3-5 years	After 5 years
Purchase obligations	$636.4	$564.9	$71.2	$0.3	$—
Financial Position Outlook
We are committed to a strong balance sheet and ample liquidity that will enable us to access capital markets throughout the cycle. We believe our liquidity continues to exceed the level required to achieve this goal. Our capital expenditures can be adjusted and managed to match market demand and activity levels. Based on current market conditions and our future expectations, our capital expenditures for 2022 are estimated to be approximately $230.0 million. Projected capital expenditures do not include any contingent capital that may be needed to respond to contract awards.

In addition, we intend to conduct an orderly sale of our remaining stake in Technip Energies over time and will use the proceeds from future sales to further reduce our net leverage. We do not intend to remain a long-term shareholder of Technip Energies and anticipate that we will exit our ownership stake in an orderly manner within a year. The carrying amount of the investment as of December 31, 2021 was $317.3 million. In January 2022, we sold an additional 9.0 million Technip Energies shares and received €118.4 million, or $135.1 million in net proceeds. As of February 25, 2022, the value of our investment in Technip Energies was $155.3 million.

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
A significant portion of our total revenue recognized over time relates to our Subsea segment, primarily for the subsea exploration and production equipment projects that involve the design, engineering, manufacturing, construction, and assembly of complex systems. Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.
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
Our operating income for the year ended December 31, 2021 was negatively impacted by approximately $68.4 million, as a result of changes in contract estimates related to projects that were in progress as of December 31, 2020. During the year ended December 31, 2021, we recognized changes in our estimates that had an impact on our margin in the amounts of $(72.5) million and $4.1 million in our Subsea and Surface Technologies segments, respectively. The changes in contract estimates are attributed to worse than expected performance throughout our execution of our projects.
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
As of December 31, 2021, we have provided a valuation allowance against the related deferred tax assets where we believe it is not more likely than not that we will generate future taxable income sufficient to realize such assets.
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
Due to the specialized and statistical nature of these calculations which attempt to anticipate future events, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the costs and obligations associated with these pension benefits. The discount rate and expected long-term rate of return on plan assets are primarily based on investment yields available and the historical performance of our plan assets, respectively. The timing and amount of cash outflows related to the bonds included in the indices matches estimated defined benefits payments. These measures are critical accounting estimates because they are subject to management’s judgment and can materially affect net income.
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
The following table illustrates the sensitivity of changes in the discount rate and expected long-term return on plan assets on pension expense and the projected benefit obligation:

(In millions, except basis points)	Increase (Decrease) in 2021 Pension Expense Before Income Taxes	Increase (Decrease) in Projected Benefit Obligation as of December 31, 2021
25 basis point decrease in discount rate	$0.9	$(2.2)
25 basis point increase in discount rate	$(0.9)	$2.1
25 basis point decrease in expected long-term rate of return on plan assets	$2.8	N/A
25 basis point increase in expected long-term rate of return on plan assets	$(2.8)	N/A

Determination of Fair Value in Business Combinations
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information. If necessary, we have up to one year after the acquisition closing date to finalize these fair value determinations. For tangible and identifiable intangible assets acquired in a business combination, the determination of fair value utilizes several valuation methodologies including discounted cash flows which has assumptions with respect to the timing and amount of future revenue and expenses associated with an asset. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants. Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed. See Note 3 to our consolidated financial statements for further details.

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
When using the quantitative impairment test, determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We estimate the fair value of our reporting units using a discounted future cash flow model. The majority of the estimates and assumptions used in a discounted future cash flow model involve unobservable inputs reflecting management’s own assumptions about the assumptions market participants would use in estimating the fair value of a business. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but they are inherently uncertain and unpredictable and do not reflect unanticipated events and circumstances that may occur.
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
As of December 31, 2021, we did not have any goodwill balance outstanding.
See Notes 16 and 20 to our consolidated financial statements for further details.
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
To date, the investigation by PNF related to historical projects in Equatorial Guinea and Ghana has not reached resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. Additionally, the PNF recently informed us that it is reviewing historical projects in Angola. We are not aware of any evidence that would support a finding of liability with respect to these projects, whether the PNF would seek any additional penalty. As we continue our discussions with PNF towards a potential resolution of all of these matters, the amount of a settlement could exceed this provision.

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
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to our consolidated financial statements for further details.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments for speculative purposes. As of December 31, 2021 and 2020, substantially all of our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.

These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.
Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies as of December 31, 2021, would have changed our revenue and income before income taxes attributable to TechnipFMC by approximately $303.5 million and $16.8 million, respectively.
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
For our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges, a 10% increase in the value of the U.S. dollar would have resulted in an additional loss of $55.4 million in the net fair value of cash flow hedges reflected in our consolidated balance sheet as of December 31, 2021.
Interest Rate Risk
We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. Considering that the difference between the spot rate and the forward rate is proportional to the differences in the interest rates of the countries of the currencies being traded, we do not have significant exposure in the unrealized valuation of our forward foreign currency contracts to relative changes in interest rates between countries in our results of operations. To the extent any one interest rate increases by 10% across all tenors and other countries’ interest rates remain fixed, and assuming no change in discount rates, we would expect to recognize a decrease of $3.0 million in unrealized earnings in the period of change. Based on our portfolio as of December 31, 2021, we have material positions with exposure to interest rates in the United States, Brazil, the United Kingdom, Singapore, the European Community, and Norway.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TechnipFMC plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TechnipFMC plc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Determination of Estimated Costs to Complete for Long-Term Contracts

As described in Note 6 to the consolidated financial statements, approximately 68% of the total revenue of $6.4 billion for the year ended December 31, 2021 is generated from long-term contracts. For the Company’s long-term contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. As disclosed by management, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer that occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on many of the performance obligations, management’s estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. There are many factors, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, and weather, all of which can affect the accuracy of cost estimates, and ultimately, future profitability.

The principal considerations for our determination that performing procedures relating to revenue recognition - determination of estimated costs to complete for long-term contracts is a critical audit matter are the significant judgment by management when determining the estimated costs to complete for long-term contracts, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the estimated costs to complete.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated costs to complete for long-term contracts. These procedures also included, among others, testing management’s process for determining the estimated costs to complete for a selection of long-term contracts by (i) obtaining executed purchase orders and agreements; (ii) evaluating the appropriateness of the method to measure progress towards completion; (iii) testing the completeness and accuracy of the underlying data used by management; and (iv) evaluating the reasonableness of significant assumptions related to the estimated costs to complete. Evaluating the reasonableness of significant assumptions involved assessing management’s ability to reasonably estimate costs to complete long-term contracts, as applicable, by (i) performing procedures to assess the reasonableness of estimated costs to complete; (ii) testing management’s process to evaluate the timely identification of circumstances which may warrant a modification to a previous cost estimate; (iii) testing management’s process to evaluate contract contingencies relative to the contractual terms and actual progress of contracts; and (iv) performing procedures to assess the reasonableness of changes in life of project margin.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2022

We have served as the Company’s auditor since 2017.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In millions, except per share data)	2021	2020	2019
Revenue
Service revenue	$3,440.7	$3,266.8	$3,412.0
Product revenue	2,804.4	3,121.8	3,271.7
Lease revenue	158.4	142.0	266.5
Total revenue	6,403.5	6,530.6	6,950.2

Costs and expenses
Cost of service revenue	3,084.7	2,946.9	2,769.5
Cost of product revenue	2,366.5	2,772.2	2,954.7
Cost of lease revenue	128.4	116.7	167.9
Selling, general and administrative expense	644.9	724.1	795.7
Research and development expense	78.4	75.3	149.5
Impairment, restructuring and other expense (Note 20)	66.7	3,402.0	2,456.7
Merger transaction and integration costs	—	—	14.2
Total costs and expenses	6,369.6	10,037.2	9,308.2

Other income (expense), net	46.6	25.1	(181.6)
Income from equity affiliates (Note 13)	0.6	64.6	59.8
Income from Investment in Technip Energies	322.2	—	—
Income (loss) before net interest expense and income taxes	403.3	(3,416.9)	(2,479.8)
Interest income	14.0	52.3	43.6
Interest expense	(157.3)	(134.1)	(134.9)
Loss on early extinguishment of debt	(61.9)	—	—
Income (loss) before income taxes	198.1	(3,498.7)	(2,571.1)
Provision for income taxes (Note 22)	111.1	19.4	79.0
Income (loss) from continuing operations	87.0	(3,518.1)	(2,650.1)
(Income) loss from continuing operations attributable to non-controlling interests	0.8	(34.5)	4.6
Income (loss) from continuing operations attributable to TechnipFMC plc	87.8	(3,552.6)	(2,645.5)
Income (loss) from discontinued operations	(72.6)	280.2	238.0
Income from discontinued operations attributable to non-controlling interests	(1.9)	(15.2)	(7.7)
Net income (loss) attributable to TechnipFMC plc	$13.3	$(3,287.6)	$(2,415.2)

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.19	$(7.92)	$(5.91)
Diluted	$0.19	$(7.92)	$(5.91)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC
Basic	$(0.17)	$0.59	$0.51
Diluted	$(0.16)	$0.59	$0.51

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.03	$(7.33)	$(5.39)
Diluted	$0.03	$(7.33)	$(5.39)

Weighted average shares outstanding (Note 8)
Basic	450.5	448.7	448.0
Diluted	454.6	448.7	448.0
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In millions)	2021	2020	2019
Net income (loss) attributable to TechnipFMC plc	$13.3	$(3,287.6)	$(2,415.2)
(Income) loss from continuing operations attributable to non-controlling interests	0.8	(34.5)	4.6
Income from discontinued operations attributable to non-controlling interests	(1.9)	(15.2)	(7.7)
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	14.4	(3,237.9)	(2,412.1)

Foreign currency translation adjustments
Net gains (losses) arising during the period	27.6	(169.1)	15.6
Reclassification adjustment for net gains included in net loss	—	—	(12.0)
Foreign currency translation adjustments(a)	27.6	(169.1)	3.6

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	(19.8)	25.4	8.9
Reclassification adjustment for net (gains) losses included in net income	(11.8)	13.0	18.2
Net gains (losses) on hedging instruments (b)	(31.6)	38.4	27.1

Pension and other post-retirement benefits
Net gains (losses) arising during the period	71.2	(88.3)	(81.5)
Prior service cost arising during the period	(0.4)	(4.6)	(0.7)
Reclassification adjustment for settlement losses included in net income	2.7	1.4	0.2
Reclassification adjustment for amortization of prior service cost included in net income	0.4	0.9	2.0
Reclassification adjustment for amortization of net actuarial loss included in net income	14.9	6.9	0.8
Net pension and other post-retirement benefits (c)	88.8	(83.7)	(79.2)
Other comprehensive income (loss), net of tax	84.8	(214.4)	(48.5)
Comprehensive income (loss)	99.2	(3,452.3)	(2,460.6)
Comprehensive income attributable to non-controlling interests	0.5	(50.3)	(2.4)
Comprehensive income (loss) attributable to TechnipFMC plc	$99.7	$(3,502.6)	$(2,463.0)
(a)Net of income tax (expense) benefit of nil, nil and $7.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(b)Net of income tax (expense) benefit of $8.8 million, $(9.7) million and $(6.9) million for the years ended December 31, 2021, 2020 and 2019, respectively.
(c)Net of income tax (expense) benefit of $(19.6) million, $25.5 million and $20.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)	December 31,
Assets	2021	2020
Cash and cash equivalents	$1,327.4	$1,269.2
Trade receivables, net of allowances of $38.1 in 2021 and $40.2 in 2020	911.9	987.7
Contract assets, net of allowances of $1.1 in 2021 and $2.4 in 2020	966.0	886.8
Inventories, net (Note 10)	1,031.9	1,252.8
Derivative financial instruments (Note 24)	110.3	268.7
Income taxes receivable	85.0	274.7
Advances paid to suppliers	79.4	96.3
Other current assets (Note 11)	512.3	683.4
Investment in Technip Energies	317.3	—
Current assets of discontinued operations	—	5,725.1
Total current assets	5,341.5	11,444.7
Investments in equity affiliates (Note 13)	292.4	305.5
Property, plant and equipment, net (Note 15)	2,597.2	2,756.2
Operating lease right-of-use assets (Note 5)	707.9	784.9
Finance lease right-of-use assets (Note 5)	52.2	27.5
Intangible assets, net (Note 16)	813.7	851.3
Deferred income taxes (Note 22)	74.3	34.2
Derivative financial instruments (Note 24)	10.5	29.2
Other assets	130.4	175.6
Non-current assets of discontinued operations	—	3,283.5
Total assets	$10,020.1	$19,692.6

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 17)	$277.6	$624.7
Operating lease liabilities (Note 5)	126.2	195.5
Finance lease liabilities (Note 5)	0.7	26.9
Accounts payable, trade	1,294.3	1,201.0
Contract liabilities	1,012.9	1,046.8
Accrued payroll	194.1	186.8
Derivative financial instruments (Note 24)	161.0	157.5
Income taxes payable	124.6	61.2
Other current liabilities (Note 11)	660.4	818.3
Current liabilities of discontinued operations	—	6,096.5
Total current liabilities	3,851.8	10,415.2
Long-term debt, less current portion (Note 17)	1,727.3	2,835.5
Operating lease liabilities, less current portion (Note 5)	646.8	632.8
Finance lease liabilities (Note 5)	51.1	—
Deferred income taxes (Note 22)	47.5	79.3
Accrued pension and other post-retirement benefits, less current portion (Note 23)	113.4	268.4
Derivative financial instruments (Note 24)	15.5	18.8
Other liabilities	148.3	103.3
Non-current liabilities of discontinued operations	—	1,081.3
Total liabilities	6,601.7	15,434.6
Commitments and contingent liabilities (Note 21)
Mezzanine equity
Redeemable non-controlling interest	—	43.7
Stockholders’ equity (Note 18)
Ordinary shares, $1 par value; 618.3 shares authorized in 2021 and 2020; 450.7 shares and 449.5 shares issued and outstanding in 2021 and 2020, respectively; nil shares canceled in 2021 and 2020, respectively	450.7	449.5
Capital in excess of par value of ordinary shares	9,160.8	10,242.4
Accumulated deficit	(4,903.8)	(4,915.2)
Accumulated other comprehensive loss	(1,305.0)	(1,622.5)
Total TechnipFMC plc stockholders’ equity	3,402.7	4,154.2
Non-controlling interests	15.7	40.4
Non-controlling interests of discontinued operations	—	19.7
Total equity	3,418.4	4,214.3
Total liabilities and equity	$10,020.1	$19,692.6
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash provided (required) by operating activities
Net income (loss)	$14.4	$(3,237.9)	$(2,412.1)
Net (income) loss from discontinued operations	72.6	(280.2)	(238.0)
Adjustments to reconcile net loss to cash provided (required) by operating activities
Depreciation	291.3	308.7	363.0
Amortization	94.1	103.4	104.7
Impairments (Note 20)	49.1	3,273.8	2,480.3
Employee benefit plan and share-based compensation costs	34.3	36.4	48.6
Deferred income tax provision (benefit), net	(95.1)	(31.8)	27.9
Income from investment in Technip Energies	(322.2)	—	—
Unrealized loss (gain) on derivative instruments and foreign exchange	30.8	(13.3)	22.4
Loss from equity affiliates, net of dividends received	(0.6)	(58.2)	(58.9)
Loss on early extinguishment of debt	61.9	—	—
Other	(5.5)	(32.7)	(97.1)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(73.1)	433.4	(142.5)
Inventories, net	197.7	87.4	(173.3)
Accounts payable, trade	93.8	(236.4)	(56.1)
Contract liabilities	0.9	(61.8)	352.0
Income taxes payable (receivable), net	214.7	(56.1)	(31.1)
Other current assets and liabilities, net	63.5	551.2	142.0
Other non-current assets and liabilities, net	(7.6)	(13.5)	25.9
Cash provided by operating activities from continuing operations	715.0	772.4	357.7
Cash provided (required) by operating activities from discontinued operations	66.3	(115.5)	490.8
Cash provided by operating activities	781.3	656.9	848.5

Cash provided (required) by investing activities
Capital expenditures	(191.7)	(256.1)	(412.7)
Payment to acquire debt securities	(29.1)	(3.9)	(71.6)
Proceeds from sale of debt securities	27.4	51.5	18.9
Acquisitions, net of cash acquired	(15.3)	—	16.0
Proceeds from sale of assets	104.6	45.5	7.4
Proceeds from sales of investment in Technip Energies	900.9	—	—
Proceeds from repayment of advance to joint venture	25.0	26.7	62.0
Other	—	15.5	1.5
Cash provided (required) by investing activities from continuing operations	821.8	(120.8)	(378.5)
Cash required by investing activities from discontinued operations	(4.5)	(59.8)	(41.3)
Cash provided (required) by investing activities	817.3	(180.6)	(419.8)

Cash required by financing activities
Net decrease in short-term debt	(62.0)	(31.9)	(49.6)
Net increase (decrease) in commercial paper	(974.3)	(340.9)	113.3
Proceeds from issuance of long-term debt	1,164.4	223.2	96.2
Repayments of long-term debt	(1,462.2)	(423.9)	—
Payments for debt issuance cost	(60.4)	—	—
Purchase of ordinary shares	—	—	(92.7)
Dividends paid	—	(59.2)	(232.8)
Acquisition of non-controlling interest	(48.6)	—	—
Other	(4.2)	(19.2)	—
Cash required by financing activities from continuing operations	(1,447.3)	(651.9)	(165.6)
Cash required by financing activities from discontinued operations	(3,617.7)	(430.3)	(618.8)
Cash required by financing activities	(5,065.0)	(1,082.2)	(784.4)
Effect of changes in foreign exchange rates on cash and cash equivalents	(14.0)	223.5	5.9
Decrease in cash and cash equivalents	(3,480.4)	(382.4)	(349.8)
Cash and cash equivalents in the statement of cash flows, beginning of year	4,807.8	5,190.2	5,540.0
Cash and cash equivalents in the statement of cash flows, end of year	$1,327.4	$4,807.8	$5,190.2

	Year Ended December 31,
(In millions)	2021	2020	2019
Supplemental disclosures of cash flow information attributable to continuing operations
Cash paid for interest (net of interest capitalized)	$104.1	$96.0	$91.5
Cash paid for income taxes (net of refunds received)	$25.1	$107.8	$104.2

The following table provides a reconciliation of cash, cash equivalents reported in the consolidated balance sheets to the total of the amounts in the consolidated statements of cash flows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash and cash equivalents	$1,327.4	$1,269.2	$1,563.1
Cash and cash equivalents attributable to discontinued operations	—	3,538.6	3,627.1
Total cash and cash equivalents in the statement of cash flows	$1,327.4	$4,807.8	$5,190.2
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Ordinary Shares	Ordinary Shares Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2018	$450.5	$(2.4)	$10,197.0	$1,072.2	$(1,359.7)	$31.3	$10,388.9
Adoption of accounting standards	—	—	—	1.8	—	—	1.8
Net income (loss)	—	—	—	(2,415.2)	—	3.1	(2,412.1)
Other comprehensive loss	—	—	—	—	(47.8)	(0.7)	(48.5)
Cancellation of treasury shares (Note 18)	(4.0)	—	(88.7)	—	—	—	(92.7)
Issuance of ordinary shares	0.6	—	—	—	—	—	0.6
Net sales of ordinary shares for employee benefit trust	—	2.4	—	—	—	—	2.4
Cash dividends declared ($0.52 per share) (Note 18)	—	—	—	(232.8)	—	—	(232.8)
Share-based compensation (Note 19)	—	—	74.5	—	—	—	74.5
Other	—	—	—	10.9	—	(4.9)	6.0
Balance as of December 31, 2019	$447.1	$—	$10,182.8	$(1,563.1)	$(1,407.5)	$28.8	$7,688.1
Adoption of accounting standards	—	—	—	(7.8)	—	—	(7.8)
Net income (loss)	—	—	—	(3,287.6)	—	49.7	(3,237.9)
Other comprehensive loss	—	—	—	—	(215.0)	0.6	(214.4)
Issuance of ordinary shares	2.4	—	(9.4)	—	—	—	(7.0)
Cash dividends declared ($0.13 per share) (Note 18)	—	—	—	(59.2)	—	—	(59.2)
Share-based compensation (Note 19)	—	—	69.0	—	—	—	69.0
Distributions to non-controlling interest	—	—	—	(9.4)	—	(2.1)	(11.5)
Other	—	—	—	11.9	—	(16.9)	(5.0)
Balance as of December 31, 2020	$449.5	$—	$10,242.4	$(4,915.2)	$(1,622.5)	$60.1	$4,214.3
Net income	—	—	—	13.3	—	1.1	14.4
Other comprehensive income	—	—	—	—	86.4	(1.6)	84.8
Issuance of ordinary shares	1.2	—	—	—	—	—	1.2
Share-based compensation (Note 19)	—	—	26.8	—	—	—	26.8
Spin-off of Technip Energies (Note 2)	—	—	(1,108.4)	—	231.1	(19.9)	(897.2)
Accrued distributions to non-controlling interest	—	—	—	—	—	(15.0)	(15.0)
Other	—	—	—	(1.9)	—	(9.0)	(10.9)
Balance as of December 31, 2021	$450.7	$—	$9,160.8	$(4,903.8)	$(1,305.0)	$15.7	$3,418.4
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations - TechnipFMC plc and consolidated subsidiaries (“TechnipFMC,” “we,” “us” or “our”) is a global leader in oil and gas projects, technologies, systems and services through our business segments: Subsea and Surface Technologies. We have manufacturing operations worldwide, strategically located to facilitate delivery of our products, systems and services to our customers.
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
Revenue recognition - The majority of our revenue is derived from long-term contracts that can span several years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. See Note 6 for further details.
Contract costs to obtain a contract - Our incremental direct costs of obtaining a contract are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or non-current based on the timing of when we expect to recognize the expense. The current and non-current portions of deferred commissions are included in other current assets and other assets, respectively, in our consolidated balance sheets.
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
A lower fair value estimate in the future for any of our reporting units could result in goodwill impairments. Factors that could trigger a lower fair value estimate include sustained price declines of the reporting unit’s products and services, cost increases, regulatory or political environment changes, changes in customer demand, and other changes in market conditions, which may affect certain market participant assumptions used in the discounted future cash flow model. As of December 31, 2021, we did not have any goodwill outstanding.
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
Debt instruments - Debt instruments include senior and private placement notes and other borrowings. Issuance fees and redemption premium on debt instruments are included in the cost of debt in the consolidated balance sheets, as an adjustment to the nominal amount of the debt. Loan origination costs for revolving credit facilities are recorded as an asset and amortized over the life of the underlying debt.
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

NOTE 2. DISCONTINUED OPERATIONS
The Spin-off
On February 16, 2021, we completed our separation of the Technip Energies business segment. The transaction was structured as a spin-off (the “Spin-off”), which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1% of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., Eastern Standard Time, on the record date, February 17, 2021. Technip Energies N.V. is now an independent public company and its shares trade under the ticker symbol “TE” on the Euronext Paris Stock Exchange.

In connection with the Spin-off, TechnipFMC and Technip Energies entered into a separation and distribution agreement, as well as various other agreements, including, among others, a tax matters agreement, an employee matters agreement and a transition services agreement and certain agreements relating to intellectual property. These agreements provide for the allocation between TechnipFMC and Technip Energies of assets, employees, taxes, liabilities and obligations attributable to periods prior to, at and after the Spin-off.

Discontinued Operations
The Spin-off represented a strategic shift that will have a major impact on our operations and consolidated financial statements. Accordingly, historical results of Technip Energies prior to the Distribution on February 16, 2021 have been presented as discontinued operations in our consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019. Our consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows and notes to the consolidated financial statements have been updated to reflect continuing operations only.
The following table summarizes the components of income from discontinued operations, net of tax:

	Year Ended
(In millions)	2021	2020	2019
Revenue	$906.0	$6,520.0	$6,458.9
Costs and expenses	(932.0)	(5,899.0)	(5,627.6)
Other income and (expense), net	(18.6)	(206.8)	(396.0)
Income (loss) from discontinued operations before income taxes	$(44.6)	$414.2	$435.3
Income (loss) from discontinued operations, net of income taxes	$(72.6)	$280.2	$238.0

Supplemental information:

	Year Ended
(In millions)	2021	2020	2019
Capital expenditures	$5.1	$35.7	$41.7
Depreciation and amortization expense	17.1	35.1	41.9
Research and development expense	4.4	44.5	13.4
Assets and liabilities of discontinued operations are summarized below:

December 31,
(In millions)	2020
Assets
Cash and cash equivalents	$3,538.6
Trade receivables, net of allowances	1,302.1
Contract assets	380.8
Other current assets	503.6
Total current assets of discontinued operations	5,725.1
Property, plant and equipment, net of accumulated depreciation	105.6
Goodwill	2,512.5
Other assets	665.4
Total non-current assets of discontinued operations	3,283.5
Total assets of discontinued operations	$9,008.6

Liabilities
Accounts payable, trade	$1,539.5
Contract liabilities	3,689.3
Other current liabilities	867.7
Total current liabilities of discontinued operations	6,096.5
Long-term debt, less current portion	482.2
Operating lease liabilities	248.2
Other liabilities	350.9
Total non-current liabilities of discontinued operations	1,081.3
Total liabilities of discontinued operations	$7,177.8
On February 16, 2021, all assets and liabilities of Technip Energies were spun-off; therefore, as of December 31, 2021, there were no assets and liabilities classified as discontinued operations. During the fourth quarter of 2021, we finalized the disposition process, which resulted in an immaterial adjustment to the net assets transferred to Technip Energies in the statement of stockholders’ equity. As of December 31, 2021, we had $84.4 million and $72.2 million of accounts receivable and accounts payable, respectively, outstanding with Technip Energies.

NOTE 3. BUSINESS COMBINATION AND OTHER TRANSACTIONS
2021
Magma Global Ltd.
In 2018, we entered into a collaboration agreement with Magma Global Ltd. (“Magma Global”) to develop a new generation of hybrid flexible pipe for use in the traditional and new energy industries. As part of the collaboration, we purchased a minority ownership interest in Magma Global.
In October 2021, we entered into a transaction to purchase the remaining ownership interest in Magma Global for $64.0 million. The cash consideration will be paid to the shareholders of Magma Global in three annual installments. The first payment of $23.9 million was paid on October 12, 2021. Magma technology enables the manufacture of

Thermoplastic Composite Pipe (TCP) using Polyether Ether Ketone (PEEK) polymer, which is highly resistant to corrosive compounds, such as CO2.
With the step acquisition of the remaining outstanding shares of Magma Global and our resulting control of the company, we recorded a $36.7 million impairment during the third quarter of 2021 to adjust our equity method investment to its estimated fair market value. The impairment charge is included in income/loss from equity affiliates line in our consolidated statement of income.
As a result of the purchase price allocation of the remaining interest, we recognized $50.2 million of intangible assets consisting primarily of in-process research and development and trademarks, which are being amortized on a straight-line basis over 15 years. The fair value of the identifiable intangible assets has been estimated using an income approach.
TIOS
In accordance with the Share Purchase Agreement between Technip-Coflexip UK Holdings Limited (“TUK”) and Island Offshore Management AS (“Island Offshore”) that was executed on March 12, 2018, whereby TUK initially purchased 51% of the shares of TIOS AS (“TIOS”), a joint venture between TUK and Island Offshore, TUK acquired the remaining 49% interest in TIOS at a total price of $48.6 million during the third quarter of 2021. As of December 31, 2020, we owned a 51% share in TIOS and the redeemable non-controlling interest was recorded as mezzanine equity at fair value of $43.7 million. As of December 31, 2021 and 2020, TIOS was fully consolidated.

2019
On December 30, 2019, we completed the acquisition of the remaining 50% interest in Technip Odebrecht PLSV CV (“TOP CV”). TOP CV was formed as a joint venture between Technip SA and Ocyan SA to provide pipeline installation ships to Petroleo Brasileiro SA (“Petrobras”) for their work in oil and gas fields offshore Brazil with results reported in our Subsea segment using the equity method of accounting. Subsequent to this transaction the investment became a fully consolidated entity. In connection with the acquisition, we acquired $391.0 million in assets, including two vessels valued at $335.2 million. In addition, we assumed $239.9 million of liabilities, including a $203.1 million term loan. As a result of the acquisition, we recorded a net loss of $0.9 million. The net loss on acquisition was comprised of the impairment charge of $84.2 million partially offset by a gain on bargain purchase of $83.3 million included within restructuring and other charges in our consolidated statement of income.

NOTE 4. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. We adopted this amendment as of January 1, 2021, which did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes to Topic 740—Simplifying the Accounting for Income Taxes.” The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This update also improves and simplifies areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. We adopted this amendment as of January 1, 2021, which did not have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321),” “Investments—Equity Method and Joint Ventures (Topic 323),” and “Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815,” and made targeted improvements to address certain aspects of accounting for financial instruments. This update clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU also clarifies that, when determining the accounting for certain forward contracts and purchased options, a company should not consider whether underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. We adopted this amendment as of January 1, 2021, which did not have a material impact on our consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements.” The amendments in this update improve consistency by amending the accounting standards codification (the “Codification”) to include all disclosure guidance in the appropriate sections and clarify the application of various provisions in the Codification by amending and adding new headings, cross-referencing to other guidance, and refining or correcting terminology. We adopted this update as of January 1, 2021, which did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This update simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. We adopted this update as of January 1, 2021, which did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards under GAAP
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).” In addition, in January 2021, FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” which clarifies the scope of Topic 848. The amendments in these updates apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update were issued as of March 12, 2020, effective through December 31, 2022. We do not anticipate the adoption of this update to have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. The amendment is this update should be applied with early adoption permitted. We do not anticipate the adoption of this update to have a material impact on our consolidated financial statements.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

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
TechnipFMC currently subleases certain of its leased real estate and vessels to third parties.
The following table is a summary of the Company’s components of net lease cost for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(In millions)	2021	2020
Operating lease costs including variable costs	$175.9	$195.6
Short-term lease costs	5.2	11.0
Less: sublease income	2.4	2.8
Net lease cost	$178.7	$203.8

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$176.5	$206.5

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$114.9	$421.3
Finance leases	$24.6	$26.9

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 is as follows:

	December 31,
(In millions, except lease term and discount rate)	2021	2020
Weighted average remaining lease term
Operating leases	13.3 years	13.6 years
Finance leases	1.1 years	0.6 years

Weighted average discount rate
Operating leases	5.86%	5.35%
Finance leases	1.2%	2.1%

Maturities of operating and finance lease liabilities as of December 31, 2021 are as follows:

(In millions)	Maturity of Operating Lease Liabilities	Maturity of Finance Lease Liabilities
2022	$150.2	$1.0
2023	108.3	103.0
2024	102.3	—
2025	83.1	—
2026	74.7	—
Thereafter	675.9	—
Total lease payments	1,194.5	104.0
Less: Imputed interest (a)	421.5	52.2
Total lease liabilities (b)	$773.0	$51.8
Note: For leases that commenced prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.
(a)Calculated using the interest rate for each lease.
(b)Includes the current portion of $126.9 million.
In December 2020, TechnipFMC sold its leased office building at Gremp Campus in Houston, Texas on behalf of the existing lessor to Oak Street Real Estate Capital, LLC (“New Lessor”). TechnipFMC also sold the underlying land at Gremp Campus, which the Company owned, to the New Lessor. TechnipFMC concurrently executed a new lease agreement for both the land and the office building (collectively, “Gremp Campus Properties”) with New Lessor.
The new lease agreement of Gremp Campus Properties commenced on December 11, 2020 and the initial term ends on December 31, 2042. TechnipFMC paid net cash of $1.8 million in connection with the new lease agreement and recognized a loss of $3.1 million from derecognition of the existing lease. There was no gain or loss from the sale of the land at Gremp Campus.
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
Our operating lease revenue, including variable revenue, was $158.4 million and $142.0 million for the years ended December 31, 2021 and 2020, respectively. During the next five years, we expect to receive $19.3 million in total undiscounted cash flows, of which $18.3 million is expected to be received in 2022 and $1.0 million is expected to be received in 2023.

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
Revenue recognized over time - Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for approximately 68%, 72% and 68% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress.

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
For contracts with a customized product or equipment performance obligation, the revenue is recognized over time, as the manufacturing of our product does not create an asset with an alternative use for us and we have an enforceable right to payment plus a reasonable profit for performance completed to date.
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
Disaggregation of Revenue
We disaggregate revenue by geographic location and contract type. The following table presents total revenue by geography for each reportable segment for the years ended December 31, 2021, 2020 and 2019:

	Reportable Segments
	Year Ended December 31,
	2021		2020		2019
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe, Central Asia	$1,404.4	$191.5	$1,664.1	$192.7	1,690.2	160.1
North America	753.6	372.7	899.7	367.9	660.8	751.9
Latin America	1,157.7	86.7	1,042.4	76.6	1,139.5	108.6
Asia Pacific	927.4	104.2	772.1	131.0	673.3	195.4
Africa	1,057.3	44.0	908.6	46.9	836.4	62.7
Middle East	28.7	275.3	184.5	244.1	419.3	252.0
Total revenue	$5,329.1	$1,074.4	$5,471.4	$1,059.2	$5,419.5	$1,530.7
The following table represents revenue by contract type for each reportable segment for the years ended December 31, 2021, 2020 and 2019:

	Reportable Segments
	Year Ended December 31,
	2021		2020		2019
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$3,282.0	$158.7	$3,121.1	$150.2	$3,141.0	$271.0
Products	2,002.5	801.9	2,295.4	821.9	2,162.5	1,109.2
Lease(a)	44.6	113.8	54.9	87.1	116.0	150.5
Total revenue	$5,329.1	$1,074.4	$5,471.4	$1,059.2	$5,419.5	$1,530.7
(a)Represents revenue not subject to ASC Topic 606.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in the consolidated balance sheets. Any expected contract losses are recorded in the period in which they become probable.
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of December 31, 2021 and 2020:

	December 31,
(In millions)	2021	2020	$ change	% change
Contract assets	$966.0	$886.8	$79.2	8.9
Contract (liabilities)	(1,012.9)	(1,046.8)	33.9	3.2
Net contract (liabilities)	$(46.9)	$(160.0)	$113.1	70.7
The increase in our contract assets from December 31, 2020 to December 31, 2021 was primarily due to the timing of project milestones.
The decrease in our contract liabilities was primarily due to completion of performance obligations for contracts, for which consideration was received in advance of the work performed during the period.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases contract asset balance. Revenue recognized for the years ended December 31, 2021 and 2020 that were included in the contract liabilities balance as of December 31, 2020 and 2019 was $305.3 million and $484.3 million, respectively.
In addition, net revenue recognized for the years ended December 31, 2021 and 2020 from our performance obligations satisfied in previous periods had favorable (unfavorable) impacts of $25.9 million and $(21.7) million, respectively. This primarily relates to the changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of December 31, 2021, the aggregate amount of the transaction price allocated to order backlog was $7,657.7 million. TechnipFMC expects to recognize revenue on approximately 49.0% of the order backlog through 2022 and 51.0% thereafter.
The following table details the order backlog for each business segment as of December 31, 2021:

(In millions)	2022	2023	Thereafter
Subsea	$3,372.8	$2,227.5	$932.7
Surface Technologies	376.8	95.2	652.7
Total remaining unsatisfied performance obligations	$3,749.6	$2,322.7	$1,585.4

NOTE 7. BUSINESS SEGMENTS
Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide, which corresponds to the manner in which our Chair and Chief Executive Officer, as our chief operating decision maker, reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. We now operate under two reportable segments: Subsea and Surface Technologies.
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
Information by business segment
Segment revenue and segment operating profit (loss) were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Segment revenue
Subsea	$5,329.1	$5,471.4	$5,419.5
Surface Technologies	1,074.4	1,059.2	1,530.7
Total revenue	$6,403.5	$6,530.6	$6,950.2

Segment operating profit (loss)
Subsea	$141.4	$(2,815.5)	$(1,442.7)
Surface Technologies	42.0	(429.3)	(662.7)
Total segment operating profit (loss)	183.4	(3,244.8)	(2,105.4)

Corporate items
Merger transaction and integration costs	—	—	(14.2)
Legal expenses	—	—	(33.0)
Other corporate expenses (a)	(118.1)	(131.9)	(191.7)
Net interest expense	(143.3)	(81.8)	(91.3)
Loss on early extinguishment of debt	(61.9)	—	—
Income from investment in Technip Energies	322.2	—	—
Foreign exchange gains (losses)	15.8	(40.2)	(135.5)
Total corporate items	14.7	(253.9)	(465.7)
Income (loss) before income taxes(b)	$198.1	$(3,498.7)	$(2,571.1)
(a)Other corporate expenses primarily include corporate staff expenses, share-based compensation expenses, certain long-lived assets impairments, restructuring and other expenses and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.

Segment assets were as follows:

	December 31,
(In millions)	2021	2020
Segment assets
Subsea	$6,532.5	$6,796.6
Surface Technologies	1,420.0	1,758.3
Total segment assets	7,952.5	8,554.9
Corporate (a)	2,067.6	2,129.1
Assets from discontinued operations	—	9,008.6
Total assets	$10,020.1	$19,692.6
(a)Corporate includes cash, investment in Technip Energies, LIFO adjustments, deferred income tax balances, property, plant and equipment and intercompany eliminations not associated with a specific segment, pension assets and the fair value of derivative financial instruments.
Other business segment information is as follows:

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Subsea	$149.4	$213.6	$287.5	$317.2	$324.9	$345.0	$73.2	$66.5	$134.2
Surface Technologies	36.8	38.5	96.0	64.8	70.1	107.1	5.2	8.8	15.3
Corporate	5.5	4.0	29.2	3.4	17.1	15.6	—	—	—
Total	$191.7	$256.1	$412.7	$385.4	$412.1	$467.7	$78.4	$75.3	$149.5

Information by geography
Revenue by geography was identified based on the country where our products and services were delivered, and is as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Revenue
United States	$1,137.2	$1,320.1	$1,458.6
Norway	979.9	1,216.6	1,352.6
Brazil	767.8	600.6	1,086.2
United Kingdom	542.5	489.0	535.8
Mozambique	472.0	320.4	80.0
Australia	419.8	122.5	133.4
Angola	406.3	482.8	498.1
Guyana	314.7	330.1	7.2
Indonesia	224.9	280.0	262.6
Singapore	216.3	219.9	190.5
Malaysia	206.9	190.0	197.2
India	109.8	26.8	—
Trinidad	78.1	106.3	42.8
Israel	26.8	179.3	319.6
All other countries	500.5	646.2	785.6
Total revenue	$6,403.5	$6,530.6	$6,950.2

Long-lived assets by geography represent property, plant and equipment, net, and are as follows:

	December 31,
(In millions)	2021	2020
Long-lived assets
United Kingdom	$882.9	$928.8
Netherlands	414.7	417.6
United States	383.4	439.1
Norway	271.9	312.1
Brazil	265.5	259.9
All other countries	378.8	398.7
Total long-lived assets	$2,597.2	$2,756.2

NOTE 8. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Year Ended December 31,
(In millions, except per share data)	2021	2020	2019
Income (loss) from continuing operations attributable to TechnipFMC plc	$87.8	$(3,552.6)	$(2,645.5)
Income (loss) from discontinued operations attributable to TechnipFMC plc	(74.5)	265.0	230.3
Net income (loss) attributable to TechnipFMC plc	$13.3	$(3,287.6)	$(2,415.2)

Weighted average number of shares outstanding	450.5	448.7	448.0
Dilutive effect of restricted stock units	4.1	—	—
Total shares and dilutive securities	454.6	448.7	448.0

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.19	$(7.92)	$(5.91)
Diluted	$0.19	$(7.92)	$(5.91)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic	$(0.17)	$0.59	$0.51
Diluted	$(0.16)	$0.59	$0.51

Total earnings (loss) per share attributable to TechnipFMC plc
Basic and diluted	$0.03	$(7.33)	$(5.39)

For the years ended December 31, 2020 and 2019, we incurred net losses; therefore, the impact of any incremental shares from our share-based compensation awards would be anti-dilutive. For the years ended December 31, 2020 and 2019, 3.8 million shares and 4.3 million shares, respectively, were anti-dilutive due to a net loss position.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Year Ended December 31,
(millions of shares)	2021	2020	2019
Share option awards	1.7	4.6	4.0
Restricted share units	0.1	1.8	—
Performance shares	—	1.9	1.6
Total	1.8	8.3	5.6
NOTE 9. RECEIVABLES
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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of December 31, 2021.

(In millions)	Year of origination	Balance as of December 31, 2021	Balance as of December 31, 2020
Loans receivables, security deposits and other
Moody’s rating Ba2	2019	$50.9	$107.6

Debt securities at amortized cost
Moody’s rating B3	2019	24.0	23.7
Total financial assets		$74.9	$131.3
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

The table below shows the roll-forward of allowance for credit losses as of December 31, 2021 and 2020, respectively.

	Balance as of December 31, 2021
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2020	$40.2	$2.4	$7.5	$0.4	$0.5
Current period provision (release) for expected credit losses	3.5	(1.3)	(7.2)	(0.1)	2.2
Recoveries	(5.6)	—	—	—	—
Allowance for credit losses at December 31, 2021	$38.1	$1.1	$0.3	$0.3	$2.7

	Balance as of December 31, 2020
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2019	$59.4	$4.5	$9.5	$0.7	$1.1
Current period provision for expected credit losses	27.2	0.5	(0.2)	(0.3)	(0.6)
Write-offs charged against the allowance	(43.0)	—	—	—	—
Recoveries	(3.4)	(2.6)	(1.8)	—	—
Allowance for credit losses at December 31, 2020	$40.2	$2.4	$7.5	$0.4	$0.5
Certain trade receivables are due in one year or less.

NOTE 10. INVENTORIES
Inventories consisted of the following:

	December 31,
(In millions)	2021	2020
Raw materials	$250.1	$270.3
Work in process	178.7	242.7
Finished goods	603.1	739.8
Inventories, net	$1,031.9	$1,252.8
All amounts in the table above are reported net of obsolescence reserves of $116.6 million and $155.7 million as of December 31, 2021 and 2020, respectively.
Net inventories accounted for under the LIFO method totaled $350.1 million and $408.5 million as of December 31, 2021 and 2020, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $10.9 million and $11.6 million as of December 31, 2021 and 2020, respectively.

NOTE 11. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

	December 31,
(In millions)	2021	2020
Value - added tax receivables	$222.4	$256.9
Sundry receivables	106.1	138.4
Other taxes receivables	70.6	73.8
Prepaid expenses	50.7	78.1
Current financial assets at amortized cost	21.9	40.6
Held-to-maturity investments	8.8	24.2
Assets held for sale	5.0	47.3
Other	26.8	24.1
Total other current assets	$512.3	$683.4
Other current liabilities consisted of the following:

	December 31,
(In millions)	2021	2020
Warranty accruals and project contingencies	$119.5	$168.8
Legal provisions	121.7	127.6
Value - added tax and other taxes payable	71.0	109.6
Compensation accrual	85.7	54.3
Social security liability	70.4	67.9
Provisions	23.6	53.0
Current portion of accrued pension and other post-retirement benefits	5.2	6.9
Other accrued liabilities	163.3	230.2
Total other current liabilities	$660.4	$818.3

NOTE 12. WARRANTY OBLIGATIONS
Warranty obligations are included within other current liabilities in our consolidated balance sheets as of December 31, 2021 and 2020. A reconciliation of warranty obligations for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
(In millions)	2021	2020
Balance at beginning of period	$109.6	$121.7
Warranty expenses	54.0	52.0
Adjustment to existing accruals	(56.5)	(48.2)
Claims paid	(20.9)	(15.9)
Balance at end of period	$86.2	$109.6
NOTE 13. INVESTMENTS
Equity Method Investments
The equity method of accounting is used to account for investments in unconsolidated affiliates where we can have the ability to exert significant influence over the affiliates operating and financial policies.
Our equity investments were as follows as of December 31, 2021 and 2020:

		December 31,
		2021	2020
(In millions, except %)	Percentage Owned	Carrying Value
Dofcon Brasil AS	50.0%	276.9	234.7
Magma Global Limited	—%	—	51.4
Serimax Holdings SAS	20.0%	15.0	18.8
Other		0.5	0.6
Investments in equity affiliates		$292.4	$305.5
Our income from equity affiliates for the years ended December 31, 2021, 2020 and 2019, was $0.6 million, $64.6 million and $59.8 million, respectively and included within our Subsea segment.
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
Magma Global Limited (“Magma Global”) - In 2018, we entered into a collaboration agreement with Magma Global to develop a new generation of hybrid flexible pipe for use in the traditional and new energy industries. As part of the collaboration, we purchased a 25% ownership interest in Magma Global. In October 2021, we purchased the remaining ownership interest in Magma Global for $64.0 million. See Note 3 for further details.
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
On July 29, 2021 we announced the sale of 16.0 million Technip Energies shares, representing approximately 9% of Technip Energies’ issued and outstanding share capital, through a private placement by way of an accelerated bookbuild offering (the “July Placement”). The sale price of the shares in the July Placement was set at €11.20 per share, yielding total gross proceeds of €179.2 million, or $213.1 million. We agreed to a 60-day lock-up for our remaining shares in Technip Energies, subject to waiver from the Joint Global Coordinators and certain other customary exceptions.

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

As of December 31, 2021, we retained a direct stake of 21.9 million shares, representing 12.2% of Technip Energies’ issued and outstanding share capital. There is no lock-up associated with our remaining stake in Technip Energies. The carrying amount of our investment in Technip Energies as of December 31, 2021 was $317.3 million.

For the year ended December 31, 2021, we recognized $322.2 million of income related to our investment in Technip Energies. The amounts recognized include purchase price discounts on the sales of shares and a fair value revaluation gains and losses of our investment. See Note 26 for further details.
NOTE 14. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Trade receivables consisted of trade receivables due from the following related parties:

	December 31,
(In millions)	2021	2020
Equinor ASA	$—	$24.1
Dofcon Navegacao	22.7	4.2
Techdof Brasil AS	4.5	8.0
Others	2.5	1.7
Total trade receivables	$29.7	$38.0

Dofcon Navegacao and Dofcon Brasil AS are our equity method investments and Techdof Brasil AS is a wholly owned subsidiary of Dofcon Brasil AS. In October 2020, we added a new member to our Board of Directors who was an executive of Equinor ASA up through January 2021.
Payables consisted of payables due to the following related parties:

	December 31,
(In millions)	2021	2020
Crescent Energy	$2.7	$—
Dofcon Navegacao	$—	$1.5
Arkema S.A.	0.9	0.5
Others	1.9	2.6
Total trade payables	$5.5	$4.6

Additionally, we have a note receivable balance of $12.6 million and $37.6 million with Dofcon Brasil AS as of December 31, 2021 and 2020, respectively. These are included in other assets in our consolidated balance sheets.

Revenue consisted of amount from following related parties:

	Year Ended December 31,
(In millions)	2021	2020	2019
Equinor ASA	$—	$119.6	$—
Anadarko Petroleum Company	—	—	67.1
TOP CV	—	—	11.9
Dofcon Navegacao	9.9	3.4	8.4
Techdof Brasil AS	15.8	11.2	8.3
Others	14.0	18.5	14.4
Total revenue	$39.7	$152.7	$110.1

A member of our Board of Directors (the “Director”) served on the Board of Directors of Anadarko Petroleum Company (“Anadarko”) until August 2019. In August 2019, Anadarko was acquired by Occidental Petroleum Corporation (“Occidental”). As a result, the Director no longer serves as a member of the Board of Directors of Anadarko. The Director is not an officer or director of Occidental.
TOP CV was previously an equity method affiliate that became a fully consolidated subsidiary on December 30, 2019. See Note 3 for further details.
Expenses consisted of amounts to following related parties:

	Year Ended December 31,
(In millions)	2021	2020	2019
Arkema S.A.	$3.8	$1.5	$3.8
Serimax Holdings SAS	7.6	0.4	17.7
Magma Global Limited	8.8	14.0	7.3
Jumbo Shipping	—	16.0	4.5
Dofcon Navegacao	26.7	24.0	1.8
Altus Intervention	—	3.6	1.8
Others	18.5	17.6	17.8
Total expenses	$65.4	$77.1	$54.7
Serimax Holdings SAS is an equity method affiliate. Members of our Board of Directors served on the Board of Directors for Jumbo Shipping. Magma Global Limited was an equity method affiliate through September 30, 2021. In October 2021, we purchased the remaining ownership interest in Magma Global, see Note 3 for further details.

NOTE 15. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2021	2020
Land and land improvements	$79.4	$80.0
Buildings	471.6	514.6
Vessels	1,979.0	1,968.1
Machinery and equipment	1,849.0	1,871.8
Office fixtures and furniture	121.9	125.4
Construction in process	110.5	147.3
Other	189.8	203.2
	4,801.2	4,910.4
Accumulated depreciation	(2,204.0)	(2,154.2)
Property, plant and equipment, net	$2,597.2	$2,756.2
Depreciation expense was $291.3 million, $308.7 million and $363.0 million in 2021, 2020 and 2019, respectively. The amount of interest cost capitalized was not material for the years presented.
During 2021 and 2020, we determined the carrying amount of certain of our long-lived assets exceeded their fair value and recorded impairments. See Note 20 for further details.

NOTE 16. GOODWILL AND INTANGIBLE ASSETS
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
The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and capital expenditures. Future revenues are also adjusted to match changes in our business strategy. We believe this approach is an appropriate valuation method. Under the market multiple approach, we determine the estimated fair value of each of our reporting units by applying transaction multiples to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using either a one, two or three year average. Our reporting unit valuations were determined primarily by utilizing the income approach and the market multiple approach.
During the first quarter of 2020, triggering events were identified which led to performing interim goodwill impairment testing in our reporting units as of March 31, 2020. These events included the COVID-19 pandemic breakout, commodity price declines, and a significant decrease in our market capitalization as well as those of our peers and customers. The fair value for our reporting units for the interim testing was valued using a market approach. An appropriate control premium was considered for each of the reporting units and applied to the output of the market approach. An interim impairment test during the first quarter of 2020 resulted in $2,747.5 million and $335.9 million of goodwill impairment charges recorded in our Subsea and Surface Technologies segments, respectively. Subsequent to the charges, we do not have any goodwill recorded in either of our segment.

The carrying amount of goodwill by reporting segment was as follows:

(In millions)	Subsea	Surface Technologies	Total
December 31, 2019	$2,792.8	$335.7	$3,128.5
Impairments	(2,747.5)	(335.9)	(3,083.4)
Translation	(45.3)	0.2	(45.1)
December 31, 2020	$—	$—	$—

Intangible assets - The components of intangible assets were as follows:

	December 31,
	2021		2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$247.0	$122.4	$247.1	$98.1
Customer relationships	285.4	142.9	285.3	114.4
Licenses, patents and trademarks	694.6	220.7	690.3	189.3
Software	108.2	84.8	111.3	81.1
Other	54.0	4.7	10.4	10.2
Total intangible assets	$1,389.2	$575.5	$1,344.4	$493.1
We recorded $94.1 million, $103.4 million and $104.7 million in amortization expense related to intangible assets during the years ended December 31, 2021, 2020 and 2019, respectively. During the years 2022 through 2026, annual amortization expense is expected to be $87 million in each of the five years and $351 million thereafter in the aggregate.
NOTE 17. DEBT
Overview
Long-term debt consisted of the following:

	December 31,
(In millions)	2021	2020
Commercial paper	$—	$1,043.7
Synthetic bonds due 2021	—	551.2
3.45% Senior Notes due 2022	—	500.0
3.40% 2012 Private placement notes due 2022	169.9	184.0
3.15% 2013 Private placement notes due 2023	288.8	312.9
5.75% 2020 Private placement notes due 2025	226.5	245.4
6.50% Senior notes due 2026	633.1	—
4.00% 2012 Private placement notes due 2027	84.9	92.0
4.00% 2012 Private placement notes due 2032	113.3	122.7
3.75% 2013 Private placement notes due 2033	113.3	122.7
Bank borrowings and other	397.4	298.4
Unamortized debt issuance costs and discounts	(22.3)	(12.8)
Total debt	2,004.9	3,460.2
Less: current borrowings	277.6	624.7
Long-term debt	$1,727.3	$2,835.5

Debt maturities as of December 31, 2021, are as follows:

	Payments Due by Period
(In millions)	Total payments	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$2,004.9	$277.6	$402.1	$942.9	$382.3

Debt Financing Transactions in Connection with the Spin-off

In connection with the Spin-off, we executed a series of refinancing transactions, in order to provide a capital structure with sufficient cash resources to support future operating and investment plans.

Debt Issuance

•On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multi-currency revolving credit facility (“Revolving Credit Facility”) including a $450.0 million letter of credit sub-facility; and

•On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”).

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

Credit Facilities and Debt

Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multi-currency Revolving Credit Facility including a $450.0 million letter of credit sub-facility. We incurred $34.8 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in other assets in our consolidated balance sheet as of December 31, 2021. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.

Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of December 31, 2021, there were $16.7 million letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $983.3 million.

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

2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026. The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly-owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in long-term debt in our consolidated balance sheet as of December 31, 2021. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method.

During 2021, we completed two tender offers and purchased for cash $366.9 million of the outstanding 2021 Notes. We paid a cash premium of $29.5 million to the note holders who tendered and wrote-off $8.9 million of bond issuance costs.

As of December 31, 2021, we were in compliance with all debt covenants.

Commercial paper - As of December 31, 2021, we had no commercial paper outstanding. In accordance with the terms of the new Revolving Credit Facility, we do not have an ability to issue any new commercial paper notes going forward. As of December 31, 2020, our commercial paper borrowings had a weighted average interest rate of 0.34% on the U.S. dollar denominated borrowings. Commercial paper borrowings were issued at market interest rates. As of December 31, 2020, we had $225.8 million of outstanding commercial paper borrowings under this program.

Synthetic bonds - In 2016, we issued €450.0 million principal amount of 0.875% convertible bonds. Interest on the synthetic bonds was payable semi-annually in arrears on January 25 and July 25 of each year, beginning July 26, 2016. The synthetic bonds were repaid during the first quarter of 2021.

Senior Notes - As of December 31, 2020, we had outstanding 3.45% $500.0 million senior notes due October 1, 2022. The senior notes were redeemed during the first quarter of 2021.

Private Placement Notes
2020 Issuance:
During 2020, we completed the private placement of €200 million aggregate principal amount of the 2020 Private Placement Notes. The 2020 Private Placement Notes bear interest of 5.75% and are due June 2025. Prior to 2021, these notes had an interest of 4.50%. Interest on the notes is payable annually in arrears on June 30 of each year beginning June 30, 2020. The 2020 Private Placement Notes contain usual and customary covenants and events of default for notes of this type.

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
Bank borrowings - In January 2019, we executed a sale-leaseback transaction to finance the purchase of a deepwater dive support vessel, Deep Discoverer (the “Vessel”) for the full transaction price of $116.8 million. The sale-leaseback agreement (“Charter”) was entered into with a French joint-stock company, owned by Credit Industrial et Commercial (“CIC”) which was formed for the sole purpose to purchase and act as the lessor of the Vessel. It is a variable interest entity, which is fully consolidated in our consolidated financial statements. The transaction was funded through debt of $96.2 million which is primarily long-term, expiring on January 8, 2031.
Foreign committed credit - We have committed credit lines at many of our international subsidiaries for immaterial amounts. We utilize these facilities for asset financing and to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market.

NOTE 18. STOCKHOLDERS’ EQUITY
Cash dividends paid during the years ended December 31, 2021, 2020 and 2019 were nil, $59.2 million and $232.8 million, respectively.
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

The following is a summary of our capital stock activity for the years ended December 31, 2021, 2020 and 2019:

(Number of shares in millions)	Ordinary Shares Issued	Ordinary Shares Held in Employee Benefit Trust	Treasury Stock
December 31, 2018	450.5	0.1	—
Stock awards	0.6	—	—
Treasury stock purchases	—	—	4.0
Treasury stock cancellation	(4.0)	—	(4.0)
Net stock purchased for employee benefit trust	—	(0.1)	—
December 31, 2019	447.1	—	—
Stock awards	2.4	—	—
December 31, 2020	449.5	—	—
Stock awards	1.2	—	—
December 31, 2021	450.7	—	—

In 2017, the Board of Directors authorized a share repurchase program of up to $500.0 million in ordinary shares and in December 2018, the Board of Directors authorized an extension of the share repurchase program of up to $300.0 million of additional shares. During the years ended December 31, 2021, 2020 and 2019, we repurchased nil, nil and $92.7 million of shares, respectively. As of December 31, 2021, we had $207.8 million of shares authorized for repurchase. Repurchased shares are canceled and not held in treasury. Canceled treasury shares are accounted for using the constructive retirement method.
Accumulated other comprehensive income (loss) - Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2019	$(1,230.1)	$(5.8)	$(171.6)	$(1,407.5)	$(4.7)
Other comprehensive income (loss) before reclassifications, net of tax	(171.1)	26.8	(92.9)	(237.2)	0.6
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	13.0	9.2	22.2	—
Other comprehensive income (loss), net of tax	(171.1)	39.8	(83.7)	(215.0)	0.6
December 31, 2020	$(1,401.2)	$34.0	$(255.3)	$(1,622.5)	$(4.1)
Other comprehensive income (loss) before reclassifications, net of tax	29.2	(19.8)	70.8	80.2	(1.6)
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	(11.8)	18.0	6.2	—
Other comprehensive income (loss), net of tax	29.2	(31.6)	88.8	86.4	(1.6)
Spin-off of Technip Energies	213.6	(19.7)	37.2	231.1	—
December 31, 2021	$(1,158.4)	$(17.3)	$(129.3)	$(1,305.0)	$(5.7)

Reclassifications out of accumulated other comprehensive income (loss) - Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31,
(In millions)	2021	2020	2019
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statement of Income
Gains on foreign currency translation	$—	$—	$12.0	Other income (expense), net

Gains (losses) on hedging instruments
Foreign exchange contracts	$(29.7)	$(83.7)	$(26.6)	Revenue
	10.7	68.5	12.0	Costs of sales
	0.2	(0.4)	—	Selling, general and administrative expense
	32.9	(4.4)	(9.1)	Other Income (expense), net
	14.1	(20.0)	(23.7)	Income (loss) before income taxes
	2.3	(7.0)	(5.5)	Provision (benefit) for income taxes
	$11.8	$(13.0)	$(18.2)	Net income (loss)

Pension and other post-retirement benefits
Settlements and curtailments	$(3.3)	$(2.2)	$(0.3)	(a)
Amortization of actuarial gain (loss)	(18.2)	(9.0)	(2.5)	(a)
Amortization of prior service credit (cost)	(0.5)	(1.2)	(1.0)	(a)
	(22.0)	(12.4)	(3.8)	Income (loss) before income taxes
	(4.0)	(3.2)	(0.8)	Provision (benefit) for income taxes
	$(18.0)	$(9.2)	$(3.0)	Net income (loss)
(a)    These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 23 for further details).

NOTE 19. SHARE-BASED COMPENSATION
Incentive compensation and award plan - On January 11, 2017, we adopted the TechnipFMC plc Incentive Award Plan (the “Plan”). The Plan provides certain incentives and awards to officers, employees, non-employee directors and consultants of TechnipFMC and its subsidiaries. The Plan allows our Board of Directors to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board of Directors to make various types of awards to other eligible individuals. Awards may include share options, share appreciation rights, performance share units, restricted share units, restricted shares or other awards authorized under the Plan. All awards are subject to the Plan’s provisions, including all share-based grants previously issued prior to consummation of the merger of FMC Technologies and Technip S.A. (the “Merger”). Under the Plan, 24.1 million ordinary shares were authorized for awards in 2017. On the record date of the Spin-off, 11.9 million shares remained available under the Plan, which were adjusted to reflect the Spin-off using an adjustment ratio, calculated as the ratio of the closing price of shares of TechnipFMC on the NYSE on the date immediately after the Spin-off. After this adjustment, 15.2 million ordinary shares remained authorized for awards under the Plan as of February 17, 2021. As of  December 31, 2021, 7.8 million ordinary shares were available for future grant
The exercise price for options is determined by the Committee but cannot be less than the fair market value of our ordinary shares at the grant date. Restricted share and performance share unit grants generally vest after three years of service.

Under the Plan, our Board of Directors has the authority to grant non-employee directors share options, restricted shares, restricted share units and performance shares. Unless otherwise determined by our Board of Directors, awards to non-employee directors generally vest one year from the date of grant. All restricted share units awarded prior to 2020 will be settled when a non-executive director ceases services on the Board of Directors. Beginning with the 2020 equity award, non-executive directors now have the opportunity to elect the year in which they will take receipt of the equity grants from either (a) a period of 1 to 10 years from the grant date or (b) upon their separation from Board service. The elections are made prior to the beginning of the grant year and are irrevocable after December 31 of the year prior to grant. Restricted share units are settled when a director ceases services to the Board of Directors. As of December 31, 2021, outstanding awards to active and retired non-employee directors included 184.6 thousand of share units.
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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. The compensation expense under the Plan for continuing operations was as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Share-based compensation expense	$26.8	$38.3	$44.4
Income tax benefits related to share-based compensation expense	7.2	10.3	12.0
In connection with the Spin-off and in accordance with the employee matters agreement, TechnipFMC has made certain adjustments to the exercise price and the number of share-based compensation awards. Share options and restricted share units were modified and converted into similar awards of the entity where the employee is working post the Spin-off using an adjustment ratio with the intention of preserving the intrinsic value of the awards prior to the Spin-off. Performance share units have been modified and converted to restricted share units at the target value using the adjustment ratio. The pre-tax share-based compensation expense due to the adjustments was $5.2 million in fiscal year 2021. All outstanding share awards and share options for employees transferred to Technip Energies were cancelled in connection with the Spin-off.
Additionally, in connection with the Spin-off, the Board of Directors approved amendments to certain outstanding long-term incentive awards on January 28, 2021. The amendments provided for the accelerated vesting on February 2, 2021 of certain stock-based awards that were otherwise scheduled to vest between June 1, 2021 and November 31, 2021.
As of December 31, 2021, the portion of share-based compensation expense related to outstanding awards to be recognized in future periods is as follows:

December 31, 2021
Share-based compensation expense not yet recognized (in millions)	$51.6
Weighted-average recognition period (in years)	1.4
Restricted Share Units
A summary of the non-vested restricted share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2020	6,121.9	$18.43
Granted	2,893.0	$7.97
Vested	(667.1)	$37.57
Cancelled/forfeited	(882.6)	$13.75
Adjustment due to the Spin-off	2,124.3	$12.37
Non-vested as of December 31, 2021	9,589.5	$11.35
The total grant date fair value of restricted stock share units vested during the years ended December 31, 2021, 2020 and 2019 was $25.1 million, $51.8 million and $10.2 million, respectively.
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

	Year Ended December 31,
	2021	2020	2019
Weighted-average fair value (a)	$11.50	$10.02	$29.04
Expected volatility (b)	62.70%	38.30%	34.00%
Risk-free interest rate (c)	0.35%	0.40%	2.42%
Expected performance period in years (d)	2.9	3.0	3.0
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
(d) For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Merger employee base, the expected term was estimated using a simplified method for all awards granted in 2021, 2020 and 2019.
A summary of the non-vested performance share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2020	4,840.7	$17.55
Granted	2,426.2	$11.50
Vested	(111.3)	$30.42
Cancelled/forfeited	(1,723.2)	$16.03
Adjustment due to the Spin-off	(3,122.8)	$12.37
Non-vested as of December 31, 2021	2,309.6	$13.26
The total grant date fair value of performance share units vested during years ended December 31, 2021, 2020 and 2019 was $3.4 million, $43.2 million and $13.3 million, respectively.
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
There were no share option awards granted in 2021 or 2020. The weighted-average fair value and the assumptions used to measure fair value of 2019 grant were as follows:

December 31, 2019
Weighted-average fair value (a)	$5.64
Expected volatility (b)	32.5%
Risk-free interest rate (c)	2.5%
Expected dividend yield	2.6%
Expected term in years (d)	6.5
(a)The weighted-average fair value was based on stock options granted during the period.
(b)Expected volatility is based on normalized historical volatility of our shares over a preceding period commensurate with the expected term of the option.
(c)The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
(d)For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Merger employee base, the expected term was estimated using a simplified method for all awards granted in 2019.
The following is a summary of share option transactions during the year ended December 31, 2021:

	Number of Shares	Weighted average exercise price	Weighted average remaining life (in years)
Balance as of December 31, 2020	4,598.4	$29.77	4.2
Granted	—	$—
Exercised	—	$—
Cancelled	(532.0)	$24.10
Adjustment due to the Spin-off	(2,490.3)	$—
Balance as of December 31, 2021	1,576.1	$20.17	6.3
Exercisable as of December 31, 2021	939.3	$22.99	5.6

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2021 was nil and nil, respectively.
Cash received from the share option exercises was nil, during each of the years ended December 31, 2021, 2020 and 2019. The total intrinsic value of share options exercised during each of the years ended December 31, 2021, 2020 and 2019 was nil. To exercise share options, an employee may choose (1) to pay, either directly or by way of the group savings plan, the share option strike price to obtain shares, or (2) to sell the shares immediately after having exercised the share option (in this case, the employee does not pay the strike price but instead receives the intrinsic value of the share options in cash).
The following summarizes significant ranges of outstanding and exercisable share options as of December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of options (in thousands)	Weighted average remaining life (in years)	Weighted average exercise price	Number of options (in thousands)	Weighted average exercise price
$16.00-$19.00	636.7	7.2	$16.46	—	$—
$20.00-$24.00	721.2	5.6	$22.28	721.2	$22.28
$25.00-$26.00	218.2	5.6	$25.32	218.1	$25.32
Total	1,576.1	6.3	$20.17	939.3	$22.99

NOTE 20. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Subsea	$53.5	$2,957.5	$1,748.4
Surface Technologies	7.6	440.2	704.2
Corporate and other	5.6	4.3	4.1
Total impairment, restructuring and other expenses	$66.7	$3,402.0	$2,456.7
Goodwill and Long-Lived Assets Impairments
Goodwill and long-lived assets impairments were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Subsea	$44.2	$2,854.5	$1,794.8
Surface Technologies	1.9	419.3	685.5
Corporate and other	3.0	—	—
Total impairments	$49.1	$3,273.8	$2,480.3

Subsequent to the Spin-off, certain real estate rationalization actions were taken, and as a result, we recorded $24.2 million of impairment charges relating to our operating lease right-of-use assets and $24.9 million of impairment of property, plant and equipment during the year ended December 31, 2021.
Due to the substantial decline in global demand for oil caused by the COVID-19 pandemic in 2020 we reviewed the future utilization of our vessels and service potential of our subsea service and surface equipment and determined that the carrying amount of our goodwill and some of our long-lived assets exceeded their respective fair values. We recorded $3,083.4 million and $190.4 million, respectively, related to goodwill and long-lived assets impairments. The $190.4 million of long-lived asset impairments during the year ended December 31, 2020 consisted of $88.4 million attributable to plant, equipment and various machinery infrastructure in our Subsea operating segment; $82.0 million mainly related to building and surface equipment in our Surface Technologies reportable segment; and $20.0 million of operating lease right-of-use assets impairments.
The prolonged downturn in the energy market and its corresponding impact on our business outlook in 2019 led us to conclude the carrying amount of certain of our assets in our Subsea and Surface Technologies segments exceeded their fair value as of December 31, 2019. During the 2019 year we recorded $1,988.7 million and $491.6 million, respectively, related to goodwill and long-lived assets impairments. The $491.6 million of long-lived asset impairments during the year ended December 31, 2019, primarily consisted of $153.8 million related to vessels in our Subsea operating segment and $168.9 million related to our flexible pipe and umbilical manufacturing facilities in our Surface Technologies reportable segment due to the prolonged downturn in the energy market and its corresponding impact on our business outlook.
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

Restructuring and Other Expenses
Restructuring and other charges primarily consisted of severance and other employee related costs and COVID-19 related expenses across all segments. Restructuring and other expenses were as follows:

	Year Ended December 31,
	2021	2020		2019
(In millions)	Restructuring and other charges	Restructuring and other charges	COVID-19 expenses	Restructuring and other charges
Subsea	$9.3	$52.9	$50.1	$(46.4)
Surface Technologies	5.7	13.2	7.7	18.7
Corporate and other	2.6	4.3	—	4.1
Total	$17.6	$70.4	$57.8	$(23.6)
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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	December 31, 2021
Financial guarantees (a)	$177.4
Performance guarantees (b)	1,069.0
Maximum potential undiscounted payments	$1,246.4
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
To date, the investigation by PNF related to historical projects in Equatorial Guinea and Ghana has not reached resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. Additionally, the PNF recently informed us that it is reviewing other historical projects in Angola. We are not aware of any evidence that would support a finding of liability with respect to these projects, whether the PNF would seek to impose any additional penalty. As we continue our discussions with PNF towards a potential resolution of all of these matters, the amount of a settlement could exceed this provision.

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

Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of December 31, 2021 and 2020, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.

NOTE 22. INCOME TAXES
Components of income (loss) from continuing operations before income taxes - U.S. and outside U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
United States	$(288.2)	$(2,169.3)	$(2,376.4)
Outside United States	486.3	(1,329.4)	(194.7)
Income (loss) from continuing operations before income taxes	$198.1	$(3,498.7)	$(2,571.1)
Provision (benefit) for income tax - The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2021	2020	2019
Current
United States	$0.2	$(18.3)	$39.1
Outside United States	206.0	69.5	12.0
Total current income taxes	206.2	51.2	51.1
Deferred
United States	—	(2.8)	3.8
Outside United States	(95.1)	(29.0)	24.1
Total deferred income taxes	(95.1)	(31.8)	27.9
Provision for income taxes	$111.1	$19.4	$79.0

Deferred tax assets and liabilities - Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2021	2020
Deferred tax assets attributable to
Accrued expenses	$173.0	$133.0
Capital loss	21.1	21.1
Non-deductible interest	95.4	77.0
Foreign tax credit carryforwards	136.5	134.4
Other tax credits	146.0	163.8
Net operating loss carryforwards	455.5	383.5
Inventories	1.2	16.6
Research and development credit	3.8	2.9
Foreign exchange	17.2	—
Provisions for pensions and other long-term employee benefits	31.9	66.1
Contingencies	38.3	2.9
Margin recognition on construction contracts	18.0	20.6
Leases	183.4	170.4
Other	5.4	0.6
Deferred tax assets	1,326.7	1,192.9
Valuation allowance	(935.5)	(815.1)
Deferred tax assets, net of valuation allowance	391.2	377.8

Deferred tax liabilities attributable to
Revenue in excess of billings on contracts accounted for under the percentage of completion method	32.2	33.6
U.S. tax on foreign subsidiaries’ undistributed earnings not indefinitely reinvested	—	4.2
Property, plant and equipment, intangibles and other assets	162.8	180.1
Foreign exchange	—	43.9
Leases	169.4	161.1
Deferred tax liabilities	364.4	422.9
Net deferred tax assets/(liabilities)	$26.8	$(45.1)
At December 31, 2021 and 2020, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments.
Non-deductible interest. At December 31, 2021, deferred tax assets include tax benefits related to certain intercompany interest costs which are not currently deductible, but which may be deductible in future periods. If not utilized, these costs will become permanently non-deductible beginning in 2025. Management believes that it is more likely than not that we will not be able to deduct these costs before expiration of the carry forward period; therefore, we have established an uncertain tax position and valuation allowance against the related deferred tax assets.
Foreign tax credit carryforwards. At December 31, 2021, deferred tax assets included U.S. foreign tax credit carryforwards of $136.5 million, which, if not utilized, will begin to expire in 2023. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that our U.S. earnings over the forecast period will not result in sufficient U.S. taxable income to fully realize these deferred tax assets; therefore, we have established a valuation allowance against the related deferred tax assets. In its analysis, management has considered the effect of deemed dividends and other expected adjustments to U.S. earnings that are required in determining U.S. taxable income. Non-U.S. earnings subject to U.S. tax, including deemed dividends for U.S. tax purposes, were $19.5 million in 2021, $0.1 million in 2020 and $21.4 million in 2019.

Net operating loss carryforwards. At December 31, 2021, we had $455.5 million of tax-effected net operating loss carryforwards, with approximately $23.5 million estimated to be utilized against our unrecognized tax benefits. The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. Our deferred tax assets from net operating losses will expire as follows:

(In millions)	Net Operating Loss
2022 – 2026	$55.4
2027 – 2031	42.0
2032 – 2042	70.1
Non-Expiring	288.0
$455.5
Unrecognized tax benefits - The following table presents a summary of changes in our unrecognized tax benefits:

(In millions)	Federal, State and Foreign Tax
Balance at December 31, 2019	$57.6
Reductions for tax positions related to prior years	(7.9)
Reductions for tax positions related to current year	(2.9)
Reductions for tax positions due to settlements	(0.6)
Balance at December 31, 2020	46.2
Reductions for tax positions related to prior years	(15.2)
Additions for tax positions related to current year	39.9
Reductions for tax positions due to settlements	(2.1)
Balance at December 31, 2021	$68.8
The amounts reported above for uncertain tax positions excludes interest and penalties of $0.2 million, $0.6 million, and nil for the years ended December 31, 2021, 2020, and 2019, respectively. Interest and penalties relating to these uncertain tax positions were included in income tax expense in our consolidated statements of income. It is reasonably possible that within twelve months, $14.3 million of assets for unrecognized tax benefits will be settled. This amount is reflected in income taxes payable, the remaining balance of the unrecognized tax benefit is recorded in other long term liabilities. As of December 31, 2021, a net $32.5 million unrecognized tax benefit, without a net operating loss carryforward or other deferred tax asset to offset, would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.
We operate in numerous jurisdictions around the world and could be subject to multiple tax audits at any given time. Most notably, the following tax years and thereafter remain subject to examination: 2012 for Norway, 2016 for Nigeria, 2017 for Brazil, 2019 for France, and 2018 for the United States.
TechnipFMC plc is a public limited company incorporated under the laws of England and Wales. Therefore, our earnings are subject to the U.K. statutory rate which is 19.0% for 2021, 2020, and 2019.

Effective income tax rate reconciliation - The effective income tax rate was different from the statutory U.K. income tax rate due to the following:

	Year Ended December 31,
	2021	2020	2019
Statutory income tax rate	19.0%	19.0%	19.0%
Net difference resulting from
Foreign earnings subject to different tax rates	24.4%	1.3%	3.4%
Adjustments to prior year taxes	(52.4)%	(1.2)%	0.8%
Net change in unrecognized tax benefits	12.3%	—%	—%
Changes in valuation allowance	65.4%	(0.9)%	(7.2)%
Deferred tax asset/liability revaluation for tax rate change	(12.2)%	0.3%	(0.4)%
Impairments	—%	(19.5)%	(19.7)%
Non-deductible legal provision	—%	0.3%	1.1%
Other	(0.4)%	0.1%	(0.1)%
Effective income tax rate	56.1%	(0.6)%	(3.1)%
Income tax holidays. We did not benefit from income tax holidays in 2021.

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
In connection with the Spin-off, certain international plans were transferred to Technip Energies and reported as discontinued operations for the years ended December 31, 2020 and 2019.
The funded status of our U.S. Pension Plans, certain foreign pension plans and U.S. post-retirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated balance sheets as of December 31, 2021 and 2020, were as follows:

	Pensions				Other Post-retirement Benefits
	2021		2020		2021	2020
(In millions)	U.S.	Int’l	U.S.	Int’l
Accumulated benefit obligation	$653.6	$589.1	$684.7	$598.1
Projected benefit obligation at January 1	$684.7	$656.4	$669.7	$585.1	$9.4	$10.2
Service cost	—	10.0	—	10.4	—	—
Interest cost	18.0	9.8	22.2	11.3	0.3	0.4
Actuarial (gain) loss	7.1	(32.5)	53.9	30.4	(0.7)	(0.2)
Settlements	(22.6)	—	(25.6)	(2.6)	—	—
Foreign currency exchange rate changes	—	(11.9)	—	23.6	(0.2)	(0.6)
Plan participants’ contributions	—	0.9	—	1.1	—	—
Benefits paid	(33.6)	(22.0)	(35.5)	(17.8)	(0.4)	(0.4)
Other	—	(9.1)	—	14.9	—	—
Projected benefit obligation as of December 31	653.6	601.6	684.7	656.4	8.4	9.4
Fair value of plan assets at January 1	483.7	591.5	520.0	521.2	—	—
Actual return on plan assets	61.1	46.4	14.3	40.1	—	—
Company contributions	28.9	19.6	—	27.1	—	—
Foreign currency exchange rate changes	—	(8.9)	—	20.4	—	—
Settlements	(22.6)	—	(19.6)	(1.9)	—	—
Plan participants’ contributions	—	0.9	—	1.1	—	—
Benefits paid	(33.6)	(22.0)	(31.0)	(15.8)	—	—
Other	—	—	—	(0.7)	—	—
Fair value of plan assets as of December 31	517.5	627.5	483.7	591.5	—	—
Funded status of the plans (liability) as of December 31	$(136.1)	$25.9	$(201.0)	$(64.9)	$(8.4)	$(9.4)

	Pensions				Other Post-retirement Benefits
	2021		2020		2021	2020
(In millions)	U.S.	Int’l	U.S.	Int’l
Current portion of accrued pension and other post-retirement benefits	$(2.9)	$(1.7)	$(4.6)	$(1.6)	$(0.6)	$(0.7)
Accrued pension and other post-retirement benefits, net of current portion	(133.2)	27.6	(196.4)	(63.3)	(7.8)	(8.7)
Funded status as of December 31	$(136.1)	$25.9	$(201.0)	$(64.9)	$(8.4)	$(9.4)

The following table summarizes the pre-tax amounts in accumulated other comprehensive (income) loss as of December 31, 2021 and 2020 that have not been recognized as components of net periodic benefit cost:

	Pensions				Other Post-retirement Benefits
	2021		2020		2021	2020
(In millions)	U.S.	Int’l	U.S.	Int’l
Pre-tax amounts recognized in accumulated other comprehensive (income) loss
Unrecognized actuarial loss	$156.6	$15.9	$198.4	$79.1	$0.4	$1.3
Unrecognized prior service cost	—	3.4	—	3.9	—	—
Accumulated other comprehensive (income) loss as of December 31	$156.6	$19.3	$198.4	$83.0	$0.4	$1.3
The following tables summarize the projected and accumulated benefit obligations and fair values of plan assets where the projected or accumulated benefit obligation exceeds the fair value of plan assets as of December 31, 2021 and 2020:

	Pensions				Other Post-retirement Benefits
	2021		2020		2021	2020
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded projected benefit obligation
Aggregate projected benefit obligation	$652.2	$57.9	$684.7	$513.1	$8.4	$9.4
Aggregate fair value of plan assets	$516.0	$—	$483.7	$442.7	$—	$—

	Pensions				Other Post-retirement Benefits
	2021		2020		2021	2020
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded accumulated benefit obligation
Aggregate accumulated benefit obligation	$652.2	$46.7	$684.7	$50.8	$—	$—
Aggregate fair value of plan assets	$516.0	$—	$483.7	$—	$—	$—

The following table summarizes the components of net periodic benefit cost (income) for the years ended December 31, 2021, 2020 and 2019:

	Pensions						Other Post-retirement Benefits
	2021		2020		2019		2021	2020	2019
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net periodic benefit cost (income)
Service cost	$—	$10.0	$—	$10.4	$—	$7.0	$—	$—	$—
Interest cost	18.0	9.8	22.2	11.3	25.6	13.7	0.3	0.4	0.5
Expected return on plan assets	(31.9)	(25.0)	(45.4)	(36.5)	(41.6)	(31.3)	—	—	—
Settlement cost	2.8	—	1.4	0.5	—	—	—	—	—
Curtailment benefit	—	0.4	—	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	16.8	1.4	6.9	0.6	1.8	0.3	0.1	0.1	—
Amortization of prior service cost (credit)	—	0.5	—	0.6	—	0.4	—	—	—
Net periodic benefit cost (income)	$5.7	$(2.9)	$(14.9)	$(13.1)	$(14.2)	$(9.9)	$0.4	$0.5	$0.5
The following table summarizes changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019:

	Pensions						Other Post-retirement Benefits
	2021		2020		2019		2021	2020	2019
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial gain (loss) arising during period	$(22.1)	$(58.4)	$(85.1)	$(26.8)	$(50.2)	$(37.5)	$—	$—	$—
Prior service (cost) credit arising during period	—	0.6	—	—	—	(0.9)	—	—	—
Settlements and curtailments	(2.8)	(0.4)	1.4	0.4	—	—	—	—	—
Amortization of net actuarial loss (gain)	(16.8)	(1.4)	6.9	0.6	1.8	0.3	—	(0.1)	—
Amortization of prior service cost (credit)	—	(0.5)	—	0.6	—	0.4	—	—	—
Other	—	—	—	(7.5)	—	(1.5)	(0.9)	(0.6)	1.5
Total recognized in other comprehensive income (loss)	$(41.7)	$(60.1)	$(76.8)	$(32.7)	$(48.4)	$(39.2)	$(0.9)	$(0.7)	$1.5
Included in accumulated other comprehensive income (loss) as of December 31, 2021, are noncash, pre-tax charges which have not yet been recognized in net periodic benefit cost (income). The estimated amounts expected to be amortized from the portion of each component of accumulated other comprehensive income (loss) as a component of net period benefit cost (income), during the next fiscal year are as follows:

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	Int’l
Net actuarial losses	$12.0	$—	$—
Prior service cost	$—	$0.4	$—

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions				Other Post-retirement Benefits
	2021		2020		2021	2020
	U.S.	Int’l	U.S.	Int’l
Discount rate	2.90%	1.99%	2.70%	1.48%	5.26%	3.63%
Rate of compensation increase	N/A	3.15%	N/A	2.93%	4.00%	4.00%
The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions						Other Post-retirement Benefits
	2021		2020		2019		2021	2020	2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Discount rate	2.70%	3.09%	3.40%	2.01%	4.40%	2.89%	4.46%	4.48%	5.32%
Rate of compensation increase	N/A	3.15%	N/A	3.84%	N/A	3.80%	4.00%	4.00%	4.00%
Expected rate of return on plan assets	6.75%	2.22%	7.75%	7.27%	8.65%	7.15%	N/A	N/A	N/A
Our estimate of expected rate of return on plan assets is primarily based on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations.
Plan assets - We actively monitor how the duration and the expected yield of the investments are matching the expected cash outflows arising from the pension obligations. We have not changed the processes used to manage its risks from previous periods. Investments are well diversified, such that the failure of any single investment would not have a material impact on the overall level of assets. Our pension investment strategy emphasizes maximizing returns consistent with balancing risk. Excluding our international plans with insurance-based investments, 98.8% of our total pension plan assets represent the U.S. qualified plan and the U.K. plan. These plans are primarily invested in equity securities to maximize the long-term returns of the plans. The investment managers of these assets, including the hedge funds and limited partnerships, use Graham and Dodd fundamental investment analysis to select securities that have a margin of safety between the price of the security and the estimated value of the security. This value-oriented approach tends to mitigate the risk of a large equity allocation.
The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used as of December 31, 2021 and 2020.
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
Our pension plan assets measured at fair value on a recurring basis are as follows as of December 31, 2021 and 2020. Refer to “Fair value measurements” in Note 1 to these consolidated financial statements for a description of the levels.

(In millions)	U.S.					International
December 31, 2021	Total	Level 1	Level 2	Level 3	Net Asset Value (a)	Total	Level 1	Level 2	Level 3	Net Asset Value (a)
Cash and cash equivalents	$43.4	$43.4	$—	$—	$—	$40.5	$40.5	$—	$—	$—
Equity securities
U.S. companies	102.1	102.1	—	—	—	45.5	45.5	—	—	—
International companies	2.1	2.1	—	—	—	143.4	143.4	—	—	—
Registered investment companies	37.9	—	—	—	37.9	36.0	—	—	—	36.0
Insurance contracts	—	—	—	—	—	—	—	—	—	—
Hedge funds	138.8	—	—	—	138.8	291.0	—	—	—	291.0
Limited partnerships	192.5	—	—	—	192.5	3.6	—	—	—	3.6
Real estate and other investments	0.6	0.6	—	—	—	69.7	69.7	—	—	—
Total assets	$517.4	$148.2	$—	$—	$369.2	$629.7	$299.1	$—	$—	$330.6

December 31, 2020
Cash and cash equivalents	$38.1	$38.1	$—	$—	$—	$66.3	$66.3	$—	$—	$—
Equity securities
U.S. companies	83.3	83.3	—	—	—	96.3	96.3	—	—	—
International companies	1.1	1.1	—	—	—	208.4	208.4	—	—	—
Registered investment companies	38.4	—	—	—	38.4	68.2	—	—	—	68.2
Hedge funds	160.9	—	—	—	160.9	98.3	—	—	—	98.3
Limited partnerships	160.9	—	—	—	160.9	14.5	—	—	—	14.5
Real estate and other investments	1.0	1.0	—	—	—	39.5	39.5	—	—	—
Total assets	$483.7	$123.5	$—	$—	$360.2	$591.5	$410.5	$—	$—	$181.0
(a)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Contributions - We expect to contribute approximately $12.3 million to our international pension plans, representing primarily the U.K. qualified pension plans in 2022. We do not expect to make any contributions to our U.S. Qualified Pension Plan and our U.S. Non-Qualified Defined Benefit Pension Plan in 2022. All of the contributions are expected to be in the form of cash. In 2021 and 2020, we contributed $34.3 million and $27.1 million to all pension plans, respectively.

Estimated future benefit payments - The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2031. Actual benefit payments may differ from expected benefit payments.

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	International
2022	$33.3	$22.0	$0.6
2023	31.4	22.4	0.6
2024	31.7	23.8	0.6
2025	32.3	24.4	0.5
2026	32.7	25.6	0.5
2027-2031	165.9	149.9	2.3
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
Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2021 and 2020, our liability for the Non-Qualified Plan was $24.1 million and $22.8 million, respectively, and was recorded in other liabilities in our consolidated balance sheets. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. Changes in the fair value of these investments are recognized as an offset to other income (expense), net in our consolidated statements of income. As of December 31, 2021 and 2020, we had investments for the Non-Qualified Plan totaling $24.1 million and $22.8 million at fair market value, respectively.
During the years ended December 31, 2021, and 2020 we recognized expense of $21.5 million and $21.3 million, respectively for matching contributions to these plans in 2021 and 2020, respectively. Additionally, during the years ended December 31, 2021 and 2020, we recognized expense of $9.0 million and $8.3 million, respectively, for non-elective contributions.
NOTE 24. DERIVATIVE FINANCIAL INSTRUMENTS
For purposes of mitigating the effect of changes in exchange rates, we hold derivative financial instruments to hedge the risks of certain identifiable and anticipated transactions and recorded assets and liabilities in our consolidated balance sheets. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. Our policy is to hold derivatives only for the purpose of hedging risks associated with anticipated foreign currency purchases and sales created in the normal course of business, and not for speculative purposes.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. As of December 31, 2021, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	775.4	878.2
British pound	(197.2)	(265.9)
Malaysian ringgit	(627.4)	(150.5)
Norwegian krone	967.9	109.8
Brazilian real	1,299.8	232.9
Singapore dollar	125.4	92.9
Mexican peso	(116.7)	(5.7)
Australian dollar	182.4	132.2
Indian rupee	881.4	11.8
Kuwaiti Dinar	(3.3)	(10.9)
Russian Ruble	925.0	12.5
Canadian dollar	19.2	15.1
Indonesian rupiah	(45,656.9)	(3.2)
U.S. dollar	(1,119.9)	(1,119.9)
Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. As of December 31, 2021, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	52.5	9.4
Euro	(7.3)	(8.3)
Norwegian krone	6.1	0.7
U.S. dollar	(1.2)	(1.2)
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 25 for further details. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	December 31, 2021		December 31, 2020
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$106.4	$139.5	$189.5	$141.9
Long-term - Derivative financial instruments	10.5	15.5	28.9	18.8
Total derivatives designated as hedging instruments	116.9	155.0	218.4	160.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	3.9	21.5	79.2	15.6
Long-term - Derivative financial instruments	—	—	0.3	—
Total derivatives not designated as hedging instruments	3.9	21.5	79.5	15.6
Total derivatives	$120.8	$176.5	$297.9	$176.3

Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive gains (losses) of $(18.7) million and $12.9 million as of December 31, 2021 and 2020, respectively. We expect to transfer an approximately $3.4 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2024.
The following tables present the location of gains (losses) in the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
(In millions)	2021	2020	2019
Foreign exchange contracts	$(26.3)	$3.8	$12.2

The following represents the effect of cash flow hedge accounting on the consolidated statements of income for the year ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In millions)	2021				2020				2019
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(29.7)	$10.7	$0.2	$32.9	$(83.7)	$68.5	$(0.4)	$(0.2)	$(26.6)	$12.0	$(1.3)
Amounts excluded from effectiveness testing	(1.8)	(3.3)	—	3.8	7.7	(9.8)	(0.2)	0.3	0.6	(7.6)	(7.2)
Total cash flow hedge gain (loss) recognized in income	(31.5)	7.4	0.2	36.7	(76.0)	58.7	(0.6)	0.1	(26.0)	4.4	(8.5)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	1.3	0.3	—	(13.3)	(0.8)	3.4	—	35.9	(1.6)	0.2	(21.4)
Total	$(30.2)	$7.7	$0.2	$23.4	$(76.8)	$62.1	$(0.6)	$36.0	$(27.6)	$4.6	$(29.9)

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of December 31, 2021 and 2020, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	December 31, 2021			December 31, 2020
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$120.8	$(78.6)	$42.2	$297.9	$(128.7)	$169.2
Derivative liabilities	$176.5	$(78.6)	$97.9	$176.3	$(128.7)	$47.6

NOTE 25. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2021				December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Investment in Technip Energies	$317.3	$317.3	$—	$—	$—	$—	$—	$—
Equity securities(a)	25.0	25.0	—	—	23.4	23.4	—	—
Money market fund	2.4	—	2.4	—	1.7	—	1.7	—
Stable value fund(b)	0.3	—	—	—	0.9	—	—	—
Held-to-maturity debt securities	24.0	—	24.0	—	24.2	—	24.2	—
Derivative financial instruments
Foreign exchange contracts	120.8	—	120.8	—	297.9	—	297.9	—
Assets held for sale	5.0	—	—	5.0	47.3	—	—	47.3
Total assets	$494.8	$342.3	$147.2	$5.0	$395.4	$23.4	$323.8	$47.3
Liabilities
Derivative financial instruments
Foreign exchange contracts	176.5	—	176.5	—	176.3	—	176.3	—
Total liabilities	$176.5	$—	$176.5	$—	$176.3	$—	$176.3	$—
(a)Includes fixed income and other investments measured at fair value.
(b)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Investment in Technip Energies - The fair value of our investment in Technip Energies is based on quoted prices that we have the ability to access in public markets, see Note 13 for further details.
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
Redeemable non-controlling interest - In accordance with the Share Purchase Agreement between Technip-Coflexip UK Holdings Limited (“TUK”) and Island Offshore Management AS (“Island Offshore”) that was executed on March 12, 2018, whereby TUK initially purchased 51% of the shares of TIOS AS, a joint venture between TUK and Island Offshore, TUK acquired the remaining 49% interest in TIOS at a total price of $48.6 million during the third quarter of 2021. As of December 31, 2020, we owned a 51% share in TIOS and the redeemable non-controlling interest was recorded as mezzanine equity at fair value of $43.7 million.

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
We currently have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position. See Note 24 for further details.
Nonrecurring Fair Value Measurements
Fair value of long-lived, non-financial assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable.
The following summarizes impairments of long-lived assets and related post-impairment fair value for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
(In millions)	Impairment	Fair Value	Impairment	Fair Value
Long-lived assets(a)	$49.1	$25.5	$190.4	$452.5
(a)Measuring these asset groups for recoverability required the use of unobservable inputs that require significant judgment. Such judgments include expected future asset utilization while taking into account reduced future capital spending by certain customers in response to market conditions.

Other fair value disclosures
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes, senior notes and synthetic bonds was $1,706.1 million and $2,199.2 million as of December 31, 2021 and December 31, 2020, respectively.
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

NOTE 26. SUBSEQUENT EVENTS

On January 10, 2022 we announced the sale of 9.0 million Technip Energies shares, representing approximately 5% of Technip Energies’ issued and outstanding share capital, through a private sale transaction (the “January Sale”). The sale price of the shares in the January Sale was set at €13.15 per share, yielding total net proceeds of €118.4 million, or $135.1 million. Upon completion of the January Sale, we retain a direct stake of 12.9 million shares, representing 7.1% of Technip Energies’ issued and outstanding share capital. As of February 25, 2022, the value of our investment in Technip Energies was $155.3 million.
On January 14, 2022 we paid £6 million, or $8.3 million for 750,000 ordinary shares in Orbital Marine Power (Orbital) to complete the investment in accordance with the Memorandum of Understanding between Technip Holding Benelux B.V. and Orbital. Orbital is a Scotland-based renewable energy company focused on the development and global application of its floating turbine technology. Upon completion of the investment, we will hold approximately 10.2% of the ordinary shares in Orbital.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, and under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021, that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Part I, Item 1 “Executive Officers of the Registrant” of this Annual Report on Form 10-K for information regarding our executive officers. The information set forth under the sections “Corporate Governance,” “Proposals 1(a) - 1(i) - Election of Directors”, and if applicable, “Delinquent Section 16(a) Reports” in our 2022 Proxy Statement is incorporated herein by reference.
We have adopted a Code of Business Conduct, which is applicable to our directors, officers, and employees, including our principal executive officer, financial and accounting officers, and persons performing similar functions. Our Code of Business Conduct may be found on our website at www.technipfmc.com under “About us-Ethics and Compliance” and is available in print to shareholders without charge by submitting a request to 13460 Lockwood Rd., Houston, Texas 77044, Attention: Corporate Secretary. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct by posting such information on our website.

Name	Principal Occupation
Douglas J. Pferdehirt	Chair and Chief Executive Officer of TechnipFMC.
Eleazar de Carvalho Filho	Founding Partner of Virtus BR Partners Assessoria Corporativa Ltda. and Founding Partner of Sinfonia Consultoria Financeira e Participações Ltda., financial advisory and consulting firms.
Claire S. Farley	Former Vice Chairman in the Energy & Infrastructure business of KKR & Co. L.P., a global investment firm.
Peter Mellbye	Former Executive Vice President, Development & Production, International, of Statoil ASA, an international oil and gas company.
John O’Leary	Chief Executive Officer of Strand Energy, a Dubai-based company specializing in business development in the oil and gas industry.
Margareth Øvrum	Former Executive Vice President of Development and Production Brazil of Equinor ASA, an international oil and gas company.
Kay G. Priestly	Former Chief Executive Officer of Turquoise Hill Resources Ltd., an international mining company.
John Yearwood	Former Chief Executive Officer, President, and Chief Operating Officer of Smith International, Inc., a supplier of services and manufactured products to oil and gas exploration and production companies.
Sophie Zurquiyah	Chief Executive Officer of CGG S.A., a global geoscience technology leader.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Executive Compensation Discussion and Analysis” and “Compensation Committee Report” of our Proxy Statement for the 2022 Annual General Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2022 Annual General Meeting of Shareholders.
As of December 31, 2021, our securities authorized for issuance under equity compensation plans were as follows:

(shares in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,576.1	$20.17	14,352.3
Equity compensation plans not approved by security holders	—	—	—
Total	1,576.1	$20.17	14,352.3

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Corporate Governance - Director Independence” of our Proxy Statement for the 2022 Annual General Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the sections entitled “Proposal 5 — Ratification of U.S. Auditor” of our Proxy Statement for the 2022 Annual General Meeting of Shareholders.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.The following consolidated financial statements of TechnipFMC plc and subsidiaries are filed as part of this Annual Report on Form 10-K under Part II, Item 8:
Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID: 238)
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

Part IV
Item 15 (a) (2), Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Adjustments (b)	Balance at End of Period
Year Ended December 31, 2019
Trade receivables allowance for doubtful accounts	$58.7	$27.7	$3.5	$(32.5)	$57.4
Valuation allowance for deferred tax assets	$496.6	$184.9	$—	$47.6	$729.1
Year Ended December 31, 2020
Trade receivables allowance for doubtful accounts (c)	$57.4	$38.0	$1.3	$(56.5)	$40.2
Valuation allowance for deferred tax assets	$729.1	$104.4	$(11.3)	$(7.1)	$815.1
Year Ended December 31, 2021
Trade receivables allowance for doubtful accounts	$40.2	$17.0	$(10.8)	$(8.3)	$38.1
Valuation allowance for deferred tax assets	$815.1	$129.7	$(12.0)	$2.7	$935.5
(a)"Additions charged to other accounts” includes translation adjustments.
(b)“Deductions and adjustments” includes write-offs, net of recoveries, increases in allowances offset by increases to deferred tax assets, and reductions in the allowances credited to expense.
(c)On January 1, 2020, we adopted ASU 2016-13, resulting in a $2.0 million increase to our trade receivables allowance for credit losses.
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

2.2
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

10.1a*
First Amendment of FMC Technologies, Inc. Non-Qualified Savings and Investment Plan, dated October 29, 2009 (incorporated by reference from Exhibit 10.9 to the Quarterly Report on Form 10-Q of FMC Technologies, Inc. filed on November 3, 2009) (File No. 001-16489)

10.1b*
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

10.6a*
Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 9, 2019) (File No. 001-37983)

10.7*
2013 Technip Incentive and Reward Plan (Rules of the Performance Shares Plan) June 14, 2013 allocation (incorporated by reference from Exhibit 99.4 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.8*
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

10.16*	Form of TechnipFMC plc Executive Severance Agreement (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 2, 2020) (File No. 001-37983)
10.17*
Service Agreement between TechnipFMC plc and Thierry Pilenko dated January 16, 2017 (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K filed on April 2, 2018) (File No. 001-37983)

10.18*
Letter Agreement between TechnipFMC plc and Thierry Pilenko dated September 20, 2017 (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K filed on April 2, 2018) (File No. 001-37983)

10.19*	Form of Executive Director Appointment Letter (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.20	Form of Non-Executive Director Appointment Letter (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.21	Form of Director Deed of Indemnity (Directors) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.22*	Form of Deed of Indemnity (Executive Officers) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.23	Form of Director Deed of Indemnity (Executive Directors) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.24*	TechnipFMC plc Directors Deferred Compensation Plan (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K filed on March 5, 2021) (File No. 001-37983)
10.25
US$2,500,000,000 Facility Agreement, dated January 12, 2017, by and among FMC Technologies, Inc., Technip Eurocash SNC and TechnipFMC plc, as borrowers; JPMorgan Chase Bank, N.A., as agent; SG Americas Securities, LLC as syndication agent; and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)

10.26
Form of Commercial Paper Dealer Agreement, by and among FMC Technologies, Inc., as Issuer, TechnipFMC plc, as Guarantor, and the Dealer party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2017) (File No. 001-37983)

10.27
Separation and Distribution Agreement, dated as of January 7, 2021, by and between the Company and Technip Energies B.V. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.28
Share Purchase Agreement, dated as of January 7, 2021, by and between the Company and Bpifrance Participations SA (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.28a
Amendment No. 1, dated March 31, 2021, to the Share Purchase Agreement, dated as of January 7, 2021, by and between the Company and Bpifrance Participations SA (incorporated by reference from Exhibit 99.5 to the Schedule 13D/A filed on April 1, 2021) (File No. 005-89993)

10.29
Relationship Agreement, dated as of January 7, 2021, by and among the Company, Technip Energies B.V. and Bpifrance Participations SA (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.29a
Amendment No. 1, dated May 6, 2021, to the Relationship Agreement, dated as of January 7, 2021, by and among the Company, Technip Energies B.V. and Bpifrance Participations SA (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 29, 2021) (File No. 001-37983)

10.30
Commitment Letter, dated as of January 7, 2021, by and among the Company and the financial institutions party thereto (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.31
Dealer Agreement, dated as of May 19, 2020 between TechnipFMC plc, as Issuer; FMC Technologies, Inc., as Guarantor; and Bank of America Merrill Lynch International DAC, as Arranger and Dealer (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2020) (File No. 001-37983)

10.32
Issuing and Paying Agency Agreement, dated as of May 19, 2020 between TechnipFMC plc, as Issuer; FMC Technologies, Inc., as Guarantor; and Bank of America, National Association, London Branch, as Issue and Paying Agent and Calculation Agent (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on May 21, 2020) (File No. 001-37983)

10.33
€500,000,000 Facility Agreement dated as of May 19, 2020 between TechnipFMC plc and Technip Eurocash SNC, as borrowers; HSBC France, as Agent; and the lenders party thereto (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on May 21, 2020) (File No. 001-37983)

10.34
Amendment and Restatement Agreement to €500,000,000 Facility Agreement dated as of June 12, 2020 between TechnipFMC plc and Technip Eurocash SNC, as borrowers; HSBC France, as Agent; and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2020) (File No. 001-37983)

10.35
Amendment No. 1 to $2,500,000,000 Facility Agreement, dated as of June 12, 2020, by and among TechnipFMC plc, FMC Technologies, Inc. and Technip Eurocash SNC, as borrowers; JPMorgan Chase Bank, N.A., as agent and an arranger; SG Americas Securities LLC as an arranger; and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2020) (File No. 001-37983)

10.36
Tax Matters Agreement, dated as of February 16, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.37
Employee Matters Agreement, dated as of February 15, 2021, by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.38
Transition Services Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.39
Patent License Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.40
Coexistence and Trademark Matters Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.41
Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.41a
First Amendment, dated April 29, 2021, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2021) (File No. 001-37983)

10.41b
Second Amendment, dated October 6, 2021, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 27, 2021) (File No. 001-37983)

10.42	Form of Share Purchase Contract (filed as Appendix A to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed April 9, 2021, File No. 001-37983, and incorporated herein by reference)
10.43
Form of Rule 10b-5 Share Repurchase Contract (filed as Appendix B to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed April 9, 2021, File No. 001-37983, and incorporated herein by reference)

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
Krisztina Doroghazi Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOUGLAS J. PFERDEHIRT	Chair and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Douglas J. Pferdehirt

/S/ ALF MELIN	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Alf Melin

/S/ ELEAZAR DE CARVALHO FILHO	Director	February 28, 2022
Eleazar de Carvalho Filho

/S/ CLAIRE S. FARLEY	Director	February 28, 2022
Claire S. Farley

/S/ PETER MELLBYE	Director	February 28, 2022
Peter Mellbye

/S/ JOHN O’LEARY	Director	February 28, 2022
John O’Leary

/S/ MARGARETH ØVRUM	Director	February 28, 2022
Margareth Øvrum

/S/ KAY G. PRIESTLY	Director	February 28, 2022
Kay G. Priestly

/S/ JOHN YEARWOOD	Director	February 28, 2022
John Yearwood

/S/ SOPHIE ZURQUIYAH	Director	February 28, 2022
Sophie Zurquiyah