Form 10-Q
period 2022-03-31
TechnipFMC plc
filed 2022-05-02
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2022
Ordinary shares, $1.00 par value per share	452,211,536

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item 1A, “Risk Factors” and elsewhere of this Quarterly Report on Form 10-Q, including unpredictable trends in the demand for and price of crude oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; the COVID-19 pandemic, its impact on the demand for our products and services and global shipping and logistics challenges caused by it; our inability to develop, implement and protect new technologies and services, including new technologies and services for our new energy ventures; the cumulative loss of major contracts, customers or alliances and unfavorable credit and commercial terms of certain contracts; the refusal of DTC to act as depository agency for our shares; disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business; the United Kingdom’s withdrawal from the European Union; the impact of our existing and future indebtedness and the restrictions on our operations by terms of the agreements governing our existing indebtedness; the risks caused by our acquisition and divestiture activities; our inability to address increasing attention to ESG matters; uncertainties related to our investments in new energy industries; the risks caused by fixed-price contracts; any delays and cost overruns of new capital asset construction projects for vessels and manufacturing facilities; our failure to deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; risks of pirates endangering our maritime employees and assets; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with numerous laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; the additional restrictions on dividend payouts or share repurchases as an English public limited company; uninsured claims and litigation against us, including intellectual property litigation; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; potential departure of our key managers and employees; adverse seasonal and weather conditions and unfavorable currency exchange rates; and risk in connection with our defined benefit pension plan commitments. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2022	2021
Revenue
Service revenue	$896.7	$826.2
Product revenue	614.1	773.0
Lease revenue	45.0	32.8
Total revenue	1,555.8	1,632.0

Costs and expenses
Cost of service revenue	831.1	743.8
Cost of product revenue	499.3	671.2
Cost of lease revenue	39.8	26.2
Selling, general and administrative expense	159.6	147.6
Research and development expense	14.6	16.5
Impairment, restructuring and other expenses (Note 15)	1.0	25.5
Total costs and expenses	1,545.4	1,630.8

Other income, net	40.8	35.6
Income from equity affiliates (Note 10)	5.4	7.7
Income (loss) from investment in Technip Energies (Note 10)	(28.5)	470.1
Income before net interest expense and income taxes	28.1	514.6
Interest income	4.0	4.1
Interest expense	(37.9)	(38.6)
Loss on early extinguishment of debt	—	(23.5)
Income (loss) before income taxes	(5.8)	456.6
Provision for income taxes (Note 17)	28.5	24.5
Income (loss) from continuing operations	(34.3)	432.1
Net (income) from continuing operations attributable to non-controlling interests	(8.0)	(1.8)
Income (loss) from continuing operations attributable to TechnipFMC plc	(42.3)	430.3
Loss from discontinued operations	(19.4)	(60.2)
Income from discontinued operations attributable to non-controlling interests	—	(1.9)
Net income (loss) attributable to TechnipFMC plc	$(61.7)	$368.2

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$(0.09)	$0.96
Diluted	$(0.09)	$0.95

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$(0.04)	$(0.14)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$(0.13)	$0.82
Diluted	$(0.13)	$0.81

Weighted average shares outstanding (Note 6)
Basic	451.1	449.7
Diluted	451.1	451.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net income (loss) attributable to TechnipFMC plc	$(61.7)	$368.2
Net (income) from continuing operations attributable to non-controlling interests	(8.0)	(1.8)
Income from discontinued operations attributable to non-controlling interests	—	(1.9)
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	(53.7)	371.9

Foreign currency translation adjustments(a)	125.7	(28.1)

Net gains (losses) on hedging instruments
Net losses arising during the period	(14.9)	(14.5)
Reclassification adjustment for net (gains) losses included in net income (loss)	6.4	(2.7)
Net losses on hedging instruments(b)	(8.5)	(17.2)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(0.2)	3.5
Reclassification adjustment for amortization of prior service cost included in net income (loss)	0.1	0.1
Reclassification adjustment for amortization of net actuarial loss included in net income (loss)	3.0	4.8
Net pension and other postretirement benefits(c)	2.9	8.4
Other comprehensive income (loss), net of tax	120.1	(36.9)
Comprehensive income	66.4	335.0
Comprehensive income attributable to non-controlling interest	(8.4)	(3.8)
Comprehensive income attributable to TechnipFMC plc	$58.0	$331.2

(a)Net of income tax benefit of nil for the three months ended March 31, 2022 and 2021.
(b)Net of income tax benefit of $2.1 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively.
(c)Net of income tax expense of $0.4 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,203.0	$1,327.4
Trade receivables, net of allowances of $38.5 in 2022 and $38.1 in 2021	1,020.8	911.9
Contract assets, net of allowances of $1.3 in 2022 and $1.1 in 2021	983.4	966.0
Inventories, net (Note 8)	1,074.4	1,031.9
Derivative financial instruments (Note 18)	178.5	110.3
Income taxes receivable	82.8	85.0
Advances paid to suppliers	63.9	79.4
Other current assets (Note 9)	583.0	512.3
Investment in Technip Energies (Note 10)	49.1	317.3
Total current assets	5,238.9	5,341.5
Investments in equity affiliates (Note 10)	292.2	292.4
Property, plant and equipment, net of accumulated depreciation of $2,506.9 in 2022 and $2,204.0 in 2021	2,570.0	2,597.2
Operating lease right-of-use assets	780.9	707.9
Finance lease right-of-use assets	51.7	52.2
Intangible assets, net of accumulated amortization of $598.7 in 2022 and $575.5 in 2021	788.4	813.7
Deferred income taxes	68.2	74.3
Derivative financial instruments (Note 18)	144.9	10.5
Other assets	143.8	130.4
Total assets	$10,079.0	$10,020.1

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 12)	$281.8	$277.6
Operating lease liabilities	137.4	126.2
Finance lease liabilities	51.9	0.7
Accounts payable, trade	1,283.6	1,294.3
Contract liabilities	834.7	1,012.9
Accrued payroll	176.7	194.1
Derivative financial instruments (Note 18)	209.2	161.0
Income taxes payable	116.7	124.6
Other current liabilities (Note 9)	582.8	660.4
Total current liabilities	3,674.8	3,851.8
Long-term debt, less current portion (Note 12)	1,723.3	1,727.3
Operating lease liabilities, less current portion	707.4	646.8
Financing lease liabilities, less current portion	—	51.1
Deferred income taxes	58.8	47.5
Accrued pension and other post-retirement benefits, less current portion	105.2	113.4
Derivative financial instruments (Note 18)	168.7	15.5
Other liabilities	150.4	148.3
Total liabilities	6,588.6	6,601.7
Commitments and contingent liabilities (Note 16)
Stockholders’ equity (Note 13)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2022 and 2021; 452.2 shares and 450.7 shares issued and outstanding in 2022 and 2021, respectively	452.2	450.7
Capital in excess of par value of ordinary shares	9,169.1	9,160.8
Accumulated deficit	(4,969.7)	(4,903.8)
Accumulated other comprehensive loss	(1,185.3)	(1,305.0)
Total TechnipFMC plc stockholders’ equity	3,466.3	3,402.7
Non-controlling interests	24.1	15.7
Total equity	3,490.4	3,418.4
Total liabilities and equity	$10,079.0	$10,020.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Three Months Ended March 31,
	2022	2021
Cash provided (required) by operating activities
Net income (loss)	$(53.7)	$371.9
Net loss from discontinued operations	19.4	60.2
Adjustments to reconcile income (loss) from continuing operations to cash provided (required) by operating activities
Depreciation and amortization	95.9	95.2
Impairments	1.1	18.8
Employee benefit plan and share-based compensation costs	7.9	4.7
Deferred income tax provision (benefit), net	23.0	(31.9)
(Income) loss from investment in Technip Energies	28.5	(470.1)
Unrealized loss (gain) on derivative instruments and foreign exchange	13.0	(5.5)
Income from equity affiliates, net of dividends received	(5.4)	(7.7)
Loss on early extinguishment of debt	—	23.5
Other	8.7	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(64.4)	(165.6)
Inventories, net	(15.9)	66.0
Accounts payable, trade	(26.9)	84.8
Contract liabilities	(183.5)	(132.9)
Income taxes payable, net	1.8	165.3
Other current assets and liabilities, net	(161.0)	100.7
Other non-current assets and liabilities, net	(17.9)	4.2
Cash provided (required) by operating activities from continuing operations	(329.4)	181.5
Cash provided by operating activities from discontinued operations	—	66.3
Cash provided (required) by operating activities	(329.4)	247.8

Cash provided (required) by investing activities
Capital expenditures	(27.3)	(44.2)
Proceeds from redemption of debt securities	0.5	24.2
Advances from BPI	—	100.0
Proceeds from sale of investment in Technip Energies	238.5	100.0
Proceeds from repayment of advances to joint venture	—	12.5
Other	(8.0)	4.4
Cash provided by investing activities from continuing operations	203.7	196.9
Cash required by investing activities from discontinued operations	—	(4.5)
Cash provided by investing activities	203.7	192.4

Cash required by financing activities
Net change in short-term debt	(8.0)	6.2
Net decrease in commercial paper	—	(953.1)
Net decrease in revolving credit facility	—	200.0
Proceeds from issuance of long-term debt	—	1,000.0
Repayments of long-term debt	—	(1,065.8)
Payments for debt issuance costs	—	(53.5)
Other	(5.1)	(0.4)
Cash required by financing activities from continuing operations	(13.1)	(866.6)
Cash required by financing activities from discontinued operations	—	(3,617.7)
Cash required by financing activities	(13.1)	(4,484.3)
Effect of changes in foreign exchange rates on cash and cash equivalents	14.4	(10.9)
Change in cash and cash equivalents	(124.4)	(4,055.0)
Cash and cash equivalents, beginning of period	1,327.4	4,807.8
Cash and cash equivalents, end of period	$1,203.0	$752.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022 and 2021

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2020	449.5	10,242.4	(4,915.2)	(1,622.5)	60.1	4,214.3
Net income	—	—	368.2	—	3.7	371.9
Other comprehensive income (loss)	—	—	—	(37.0)	0.1	(36.9)
Issuance of ordinary shares	0.3	—	—	—	—	0.3
Share-based compensation (Note 14)	—	3.4	—	—	—	3.4
Spin-off of Technip Energies (Note 2)	—	(1,093.7)	—	258.7	(19.9)	(854.9)
Other	—	—	—	—	(2.6)	(2.6)
Balance as of March 31, 2021	449.8	9,152.1	(4,547.0)	(1,400.8)	41.4	3,695.5

Balance as of December 31, 2021	450.7	9,160.8	(4,903.8)	(1,305.0)	15.7	3,418.4
Net income (loss)	—	—	(61.7)	—	8.0	(53.7)
Other comprehensive income	—	—	—	119.7	0.4	120.1
Issuance of ordinary shares	1.5	(1.6)	—	—	—	(0.1)
Share-based compensation (Note 14)	—	9.9	—	—	—	9.9
Other	—	—	(4.2)	—	—	(4.2)
Balance as of March 31, 2022	452.2	9,169.1	(4,969.7)	(1,185.3)	24.1	3,490.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2021.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2022.
Reclassifications and revision
Certain prior-year amounts have been reclassified to conform to the current year’s presentation.
The Company identified an error in the presentation of certain cash flow items related to discontinued operations that impacted cash and cash equivalents at the beginning of period, cash required by financing activities from discontinued operations and change in cash and cash equivalents line items within the previously issued statement of cash flows for the three months ended March 31, 2021.
Management assessed the materiality of the misstatement described above on prior period financial statements in accordance with SEC Staff Bulletin (“SAB”) No. 99, Materiality, Codified in ASC 250-10, Accounting Changes and Error Corrections (“ASC 250”), and concluded that these misstatements were not material to any previously issued financial statements. However, in order to achieve comparability in the financial statements, the Company has determined it appropriate to revise the following financial statement line items (amounts are in millions):

	Three Months Ended March 31, 2021
(In millions)	As previously reported	Revision	As Revised
Cash required by financing activities from continuing operations	$(866.6)	$—	$(866.6)
Cash required by financing activities from discontinued operations	(79.1)	(3,538.6)	(3,617.7)
Cash required by financing activities	(945.7)	(3,538.6)	(4,484.3)

Change in cash and cash equivalents	(516.4)	(3,538.6)	(4,055.0)

Cash and cash equivalents, beginning of period	1,269.2	3,538.6	4,807.8
Cash and cash equivalents, end of period	$752.8	$—	$752.8
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
Discontinued Operations
The Spin-off represented a strategic shift that had a major impact to our operations and consolidated financial statements. Accordingly, historical results of Technip Energies prior to the Distribution on February 16, 2021 have been presented as discontinued operations in our condensed consolidated statements of income and condensed consolidated statements of cash flows for the three months ended March 31, 2021. Our condensed consolidated statements of income, condensed consolidated balance sheets and condensed consolidated statements of cash flows and notes to the condensed consolidated financial statements have been updated to reflect continuing operations only.
The following table summarizes the components of income from discontinued operations, net of tax:

	Three Months Ended March 31,
(In millions)	2022	2021
Revenue	$—	$906.0
Costs and expenses	—	(889.3)
Other expense, net	—	(18.6)
Loss from discontinued operations before income taxes	$—	$(1.9)
Income taxes	19.4	58.3
Loss from discontinued operations, net of income taxes	$(19.4)	$(60.2)
For the three months ended March 31, 2022, we recorded $19.4 million in income taxes from discontinued operations related to a change in estimate in our French tax group, which resulted in a tax liability from the Spin-off transaction.

NOTE 3. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This update simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The amendments to this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We adopted this amendment as of January 1, 2022, which did not have a material impact on our condensed consolidated financial statements.

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
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types.
The following tables present total revenue by geography for each reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022		March 31, 2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe and Central Asia	$356.0	$39.2	$268.4	$43.8
North America	200.4	116.2	230.1	74.5
Latin America	324.8	21.6	320.8	17.9
Asia Pacific	221.5	23.6	245.0	24.5
Africa	183.1	8.5	295.3	9.6
Middle East	3.3	57.6	26.9	75.2
Total revenue	$1,289.1	$266.7	$1,386.5	$245.5
The following tables present total revenue by contract type for each reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022		March 31, 2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$845.6	$51.1	$793.4	$32.8
Products	431.5	182.6	581.8	191.2
Lease	12.0	33.0	11.3	21.5
Total revenue	$1,289.1	$266.7	$1,386.5	$245.5

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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of March 31, 2022 and December 31, 2021:

(In millions)	March 31, 2022	December 31, 2021	$ change	% change
Contract assets	$983.4	$966.0	$17.4	1.8
Contract liabilities	(834.7)	(1,012.9)	178.2	17.6
Net contract assets (liabilities)	$148.7	$(46.9)	$195.6	417.1
The increase in our contract assets from December 31, 2021 to March 31, 2022 was primarily due to the timing of project milestones.
The decrease in our contract liabilities was primarily due to completion of performance obligations for contracts, for which consideration was received in advance of the work performed during the period.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases contract asset balance. Revenue recognized for the three months ended March 31, 2022 and 2021 that was included in the contract liabilities balance as of December 31, 2021 and 2020 was $112.9 million and $128.4 million, respectively.
In addition, net revenue recognized for the three months ended March 31, 2022 and 2021 from our performance obligations satisfied in previous periods had unfavorable impacts of $(12.2) million and $(5.3) million, respectively, from changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represents the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of March 31, 2022, the aggregate amount of the transaction price allocated to order backlog was $8,894.1 million. TechnipFMC expects to recognize revenue on approximately 36% of the order backlog through 2022 and 64% thereafter.
The following table details the order backlog for each business segment as of March 31, 2022:

(In millions)	2022	2023	Thereafter
Subsea	$2,933.0	$2,880.0	$1,928.3
Surface Technologies	292.0	125.2	735.6
Total order backlog	$3,225.0	$3,005.2	$2,663.9

NOTE 5. BUSINESS SEGMENTS
Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide, which corresponds to the manner in which our Chair and Chief Executive Officer, as our chief operating decision maker, reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. We operate under two reporting segments, Subsea and Surface Technologies:
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
Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in computing segment operating profit. The following items have been excluded in computing segment operating profit (loss): corporate staff expense, foreign exchange gains (losses), income (loss) from investment in Technip Energies, net interest income (expense) associated with corporate debt facilities and income taxes.

Segment revenue and segment operating profit (loss) were as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Segment revenue
Subsea	$1,289.1	$1,386.5
Surface Technologies	266.7	245.5
Total revenue	$1,555.8	$1,632.0

Segment operating profit
Subsea	$54.0	$37.0
Surface Technologies	3.7	8.2
Total segment operating profit	$57.7	$45.2

Corporate items
Corporate expense(a)	(29.5)	(28.8)
Net interest expense	(33.9)	(34.5)
Loss on early extinguishment of debt	—	(23.5)
Income (loss) from investment in Technip Energies	(28.5)	470.1
Foreign exchange gains	28.4	28.1
Total corporate items	(63.5)	411.4
Income (loss) before income taxes(b)	$(5.8)	$456.6
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.

NOTE 6. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2022	2021
Income (loss) from continuing operations attributable to TechnipFMC plc	$(42.3)	$430.3
Loss from discontinued operations attributable to TechnipFMC plc	(19.4)	(62.1)
Net income (loss) attributable to TechnipFMC plc	$(61.7)	$368.2

Weighted average number of shares outstanding	451.1	449.7
Dilutive effect of restricted stock units	—	1.4
Total shares and dilutive securities	451.1	451.1

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$(0.09)	$0.96
Diluted	$(0.09)	$0.95

Loss per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$(0.04)	$(0.14)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$(0.13)	$0.82
Diluted	$(0.13)	$0.81
For the three months ended March 31, 2022, we incurred a loss from continuing operations; therefore, the impact of 4.8 million shares was anti-dilutive.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares, where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
(millions of shares)	2022	2021
Share option awards	1.6	1.7
Restricted share units	0.7	4.9
Performance shares	0.3	—
Total	2.6	6.6
NOTE 7. RECEIVABLES
We manage our trade and loans receivables portfolios using published default risk as a key credit quality indicator. Our loans receivable and security deposits were related to sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
We manage our held-to-maturity debt securities using published credit ratings as a key credit quality indicator as our held-to-maturity debt securities consist of government bonds.

The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of March 31, 2022.

(In millions)	Year of origination	Balance as of March 31, 2022	Balance as of December 31, 2021
Loans receivables, security deposits and other
Moody’s rating Ba2	2019	$62.6	$50.9

Debt securities at amortized cost
Moody’s rating B3	2019	23.9	24.0
Total financial assets		$86.5	$74.9
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
For held-to-maturity debt securities at amortized cost, we evaluate whether the debt securities are considered to have low credit risk at the reporting date using available and supportable information.
The table below shows the roll-forward of allowance for credit losses as of March 31, 2022 and 2021, respectively.

	Balance as of March 31, 2022
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2021	$38.1	$1.1	$0.3	$0.3	$2.7
Current period provision (release) for expected credit losses	0.9	0.2	(0.1)	(0.3)	(0.6)
Recoveries	(0.5)	—	—	—	—
Allowance for credit losses at March 31, 2022	$38.5	$1.3	$0.2	$—	$2.1

	Balance as of March 31, 2021
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2020	$40.2	$2.4	$7.5	$0.4	$0.5
Current period provision (release) for expected credit losses	3.8	(0.6)	(0.5)	0.2	(0.5)
Recoveries	(5.5)	(0.7)	(1.1)	—	—
Allowance for credit losses at March 31, 2021	$38.5	$1.1	$5.9	$0.6	$—
Certain trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.

NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Raw materials	$291.4	$250.1
Work in process	189.3	178.7
Finished goods	593.7	603.1
Inventories, net	$1,074.4	$1,031.9
NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Value - added tax receivables	$237.3	$222.4
Withholding tax and other receivables	203.9	176.7
Prepaid expenses	74.4	50.7
Current financial assets at amortized cost	25.7	21.9
Held-to-maturity investments	9.5	8.8
Assets held for sale	5.0	5.0
Other	27.2	26.8
Total other current assets	$583.0	$512.3
Other current liabilities consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Legal provisions	126.7	121.7
Warranty accruals and project contingencies	$119.0	$119.5
Social security liability	77.1	70.4
Value - added tax and other taxes payable	64.8	71.0
Compensation accrual	18.2	85.7
Provisions	8.6	23.6
Current portion of accrued pension and other post-retirement benefits	4.5	5.2
Other accrued liabilities	163.9	163.3
Total other current liabilities	$582.8	$660.4

NOTE 10. INVESTMENTS
Our income (loss) from equity affiliates is included in our Subsea segment. Our income from equity affiliates during the three months ended March 31, 2022 and 2021 was $5.4 million and $7.7 million, respectively.
During the three months ended March 31, 2022, we entered into a partnership with Magnora ASA, Magnora Offshore Wind, in order to develop floating offshore wind projects. As of March 31, 2022, the equity method investment balance was $2.9 million and represented approximately 20% ownership.

Investment in Technip Energies
As of March 31, 2022, we retained a direct stake of 4.0 million shares, representing 2.2% of Technip Energies’ issued and outstanding share capital. The carrying amount of our investment in Technip Energies as of March 31, 2022 was $49.1 million.
For the three months ended March 31, 2022 and 2021, we recognized $28.5 million loss and $470.1 million gain, respectively, related to our investment in Technip Energies. The amounts recognized include purchase price discounts on the sales of shares and fair value revaluation losses of our investment.
Subsequent to the quarter end, we fully divested of our remaining ownership in Technip Energies.
NOTE 11. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Accounts receivable consisted of receivables due from the following related parties:

(In millions)	March 31, 2022	December 31, 2021
Dofcon Navegacao	$19.3	$22.7
Techdof Brasil AS	8.5	4.5
Others	1.0	2.5
Total accounts receivable	$28.8	$29.7

Dofcon Navegacao and Techdof Brasil AS are our equity method investments. Additionally, we have a note receivable of $12.7 million and $12.6 million with Dofcon Brasil AS as of March 31, 2022 and December 31, 2021, respectively. These are included in other assets in our condensed consolidated balance sheets.
As of March 31, 2022 and December 31, 2021, we did not have significant accounts payable outstanding with our related parties.

Revenue consisted of amounts from following related parties:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Equinor ASA	$—	$95.5
Dofcon Navegacao	1.6	0.2
Techdof Brasil AS	—	3.5
Others	1.7	4.4
Total revenue	$3.3	$103.6

In October 2020, we added a new member to our Board of Directors who was an executive of Equinor ASA up through January 2021.
For the three months ended March 31, 2022 and 2021, we did not incur significant expenses relating to transactions with our related parties.
NOTE 12. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
3.40% 2012 Private placement notes due 2022	$166.5	$169.9
3.15% 2013 Private placement notes due 2023	283.1	288.8
5.75% 2020 Private placement notes due 2025	222.0	226.5
6.50% Senior notes due 2026	633.1	633.1
4.00% 2012 Private placement notes due 2027	83.3	84.9
4.00% 2012 Private placement notes due 2032	111.0	113.3
3.75% 2013 Private placement notes due 2033	111.0	113.3
Bank borrowings and other	416.0	397.4
Unamortized debt issuance costs and discounts	(20.9)	(22.3)
Total debt	2,005.1	2,004.9
Less: current borrowings	281.8	277.6
Long-term debt	$1,723.3	$1,727.3

Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multicurrency Revolving Credit Facility including a $450.0 million letter of credit subfacility. We incurred $34.8 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in other assets in our condensed consolidated balance sheet as of March 31, 2022. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of March 31, 2022, there were $39.6 million of letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $960.4 million.
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
2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026. The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly-owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore and the

United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in long-term debt in our condensed consolidated balance sheet as of March 31, 2022. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method.

As of March 31, 2022 we were in compliance with all debt covenants.

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
NOTE 13. STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2021	$(1,158.4)	$(17.3)	$(129.3)	$(1,305.0)	$(5.7)
Other comprehensive income (loss) before reclassifications, net of tax	125.3	(14.9)	(0.2)	110.2	0.4
Reclassification adjustment for net losses included in net income (loss), net of tax	—	6.4	3.1	9.5	—
Other comprehensive income (loss), net of tax	125.3	(8.5)	2.9	119.7	0.4
March 31, 2022	$(1,033.1)	$(25.8)	$(126.4)	$(1,185.3)	$(5.3)
Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(4.6)	$(10.4)	Revenue
	(0.4)	8.3	Cost of sales
	(0.1)	0.1	Selling, general and administrative expense
	(4.0)	4.0	Other income (expense), net
	(9.1)	2.0	Income (loss) before income taxes
	(2.7)	(0.7)	Provision for income taxes
	$(6.4)	$2.7	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$(0.1)	$(0.1)	(a)
Amortization of net actuarial loss	(3.4)	(6.9)	(a)
	(3.5)	(7.0)	Loss before income taxes
	(0.4)	(2.1)	Provision for income taxes
	$(3.1)	$(4.9)	Net loss
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

NOTE 14. SHARE-BASED COMPENSATION
Under the Amended and Restated TechnipFMC plc Incentive Award Plan (the “Plan”), we may grant certain incentives and awards to our officers, employees, non-employee directors and consultants of the Company and its subsidiaries. Awards may include share options, share appreciation rights, performance stock units, restricted stock units, restricted shares or other awards authorized under the Plan. As of March 31, 2022, 3.3 million ordinary shares were available for future grant.
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Share-based compensation expense for non-vested share options, performance-based shares and restricted stock units was $9.9 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively.
NOTE 15. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Subsea	$(3.4)	19.7
Surface Technologies	1.6	2.8
Corporate and other	2.8	3.0
Total impairment, restructuring and other expenses	$1.0	$25.5

During the three months ended March 31, 2021, we recorded $18.8 million of impairment charges, primarily relating to our operating lease right-of-use assets. In addition, we recorded $6.7 million of restructuring and other charges, primarily relating to severance and facilities restructuring costs.
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
Guarantees consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Financial guarantees (a)	$175.5	$177.4
Performance guarantees (b)	1,103.1	1,069.0
Maximum potential undiscounted payments	$1,278.6	$1,246.4
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

Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at March 31, 2022 and December 31, 2021, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.
NOTE 17. INCOME TAXES
Our provision for income taxes for the three months ended March 31, 2022 and 2021 reflected effective tax rates of (491.4)% and 5.4%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance and a change in geographical profit mix year over year.
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of March 31, 2022, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,194.1	1,325.6
Norwegian krone	2,095.9	240.0
Australian dollar	257.7	192.8
Singapore dollar	110.9	81.9
Canadian dollar	20.3	16.2
Indonesian rupiah	226,122.8	15.7
Indian rupee	690.3	9.1
Russian ruble	(0.4)	—
Mexican peso	(63.7)	(3.2)
Kuwaiti dinar	(3.3)	(10.9)
Brazilian real	(380.5)	(80.3)
Malaysian ringgit	(623.4)	(148.3)
British pound	(186.6)	(244.9)
U.S. dollar	(1,496.5)	(1,496.5)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of March 31, 2022, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	102.4	21.6
Norwegian krone	18.4	2.1
Euro	(6.8)	(7.6)
U.S. dollar	(11.5)	(11.5)
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 19 for further details. Accordingly, the estimates presented may not be indicative of the amounts we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	March 31, 2022		December 31, 2021
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$150.5	$181.4	$106.4	$139.5
Long-term - Derivative financial instruments	143.7	168.8	10.5	15.5
Total derivatives designated as hedging instruments	294.2	350.2	116.9	155.0
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	28.0	27.7	3.9	21.5
Long-term - Derivative financial instruments	1.2	—	—	—
Total derivatives not designated as hedging instruments	29.2	27.7	3.9	21.5
Total derivatives	$323.4	$377.9	$120.8	$176.5
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $27.3 million and $18.7 million as of March 31, 2022 and December 31, 2021, respectively. We expect to transfer an approximate $8.0 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2024.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended
	March 31,
(In millions)	2022	2021
Foreign exchange contracts	$(19.8)	$(20.2)

The following tables represent the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021:

(In millions)	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(4.6)	$(0.4)	$(0.1)	$(4.0)	$(10.4)	$8.3	$0.1	$4.0
Amounts excluded from effectiveness testing	0.7	(1.3)	0.1	(15.8)	1.0	(1.2)	0.9	(0.6)
Total cash flow hedge gain (loss) recognized in income	(3.9)	(1.7)	—	(19.8)	(9.4)	7.1	1.0	3.4

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.1)	(0.4)	—	29.5	0.2	0.5	—	(11.4)
Total	$(4.0)	$(2.1)	$—	$9.7	$(9.2)	$7.6	$1.0	$(8.0)

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2022 and December 31, 2021, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2022			December 31, 2021
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$323.4	$(162.9)	$160.5	$120.8	$(78.6)	$42.2
Derivative liabilities	$377.9	$(162.9)	$215.0	$176.5	$(78.6)	$97.9
NOTE 19. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022				December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Investment in Technip Energies	$49.1	$49.1	$—	$—	$317.3	$317.3	$—	$—
Equity securities(a)	23.2	23.2	—	—	25.0	25.0	—	—
Money market fund	2.2	—	2.2	—	2.4	—	2.4	—
Stable value fund(b)	0.3	—	—	—	0.3	—	—	—
Held-to-maturity debt securities	23.3	—	23.3	—	24.0	—	24.0	—
Derivative financial instruments
Foreign exchange contracts	323.4	—	323.4	—	120.8	—	120.8	—
Assets held for sale	5.0	—	—	5.0	5.0	—	—	5.0
Total assets	$426.5	$72.3	$348.9	$5.0	$494.8	$342.3	$147.2	$5.0
Liabilities
Derivative financial instruments
Foreign exchange contracts	377.9	—	377.9	—	176.5	—	176.5	—
Total liabilities	$377.9	$—	$377.9	$—	$176.5	$—	$176.5	$—
(a)Includes fixed income and other investments measured at fair value.
(b)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Investment in Technip Energies - The fair value of our investment in Technip Energies is based on quoted prices that we have the ability to access in public markets; see Note 10 for further details.
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
We currently have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position. See Note 18 for further details.
Nonrecurring Fair Value Measurements
Fair value of long-lived, non-financial assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable.
The following summarizes impairments of our long-lived assets and related post-impairment fair value for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(In millions)	Impairment	Fair Value
Long-lived assets(a)	$18.8	$31.6
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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes, senior notes and synthetic bonds was $1,643.5 million and $1,706.1 million as of March 31, 2022 and December 31, 2021, respectively.
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

NOTE 20. SUBSEQUENT EVENT
On April 20, 2022, we announced a commencement of a tender offer (the “Tender Offer”), subject to certain terms and conditions, for up to $320.0 million aggregate principal amount (the “Maximum Tender Amount”) of our 6.50% Senior Notes due 2026 (the “Notes”).

In connection with the Tender Offer, we also commenced the solicitation of consents (the “Consents”) of holders with respect to the Notes (the “Consent Solicitation”) to certain proposed amendments to the indenture for the Notes (the

“Proposed Amendments”.) The Proposed Amendments will, if adopted, among other things, eliminate substantially all of the restrictive covenants and certain events of default in the indenture. Effectiveness of the Proposed Amendments is subject to certain conditions, including receipt of the requisite number of Consents and the condition that the Notes validly tendered and not validly withdrawn in the Tender Offer are not subject to proration. The Tender Offer will expire on May 17, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook – Economic activity continues to expand, driven by strong fiscal stimulus and the re-opening of local economies as COVID restrictions are removed. Oil prices have been supported by the industry’s more disciplined capital spend, particularly for OPEC+ countries which appear to be focused on realizing a price that supports both economic growth and continued energy investment.

The global economy has quickly transitioned from a pandemic-led contraction to one of accelerating growth which has resulted in high inflation and logistical bottlenecks. The energy transition and the Russian invasion of Ukraine have further exacerbated these trends, with the invasion disrupting access to several key commodities and supply routes. With long-term demand for energy forecast to increase, the conflict has highlighted the need for greater energy security for countries across the globe.

We have entered a multi-year upcycle for energy demand. We believe that investments in new sources of oil and natural gas production will increase over the intermediate-term, resulting in strong inbound orders for our Company through at least 2025. We are confident that these conventional resources will remain an important part of the energy mix for an extended period of time.

We are also committed to the energy transition, where we believe that offshore will play a meaningful role in the transition to renewable energy resources and reduction of carbon emissions. We are making real progress through our three main pillars of greenhouse gas removal, offshore floating renewables and hydrogen.

•Earlier this year, one of our partnerships in offshore renewables, Magnora Offshore Wind, signed the Option to Lease Agreement for the ScotWind N3 area, where the proposed development project will install 33 floating wind turbines with total capacity of approximately 500 megawatts – which could power more than 600,000 homes in the United Kingdom.
•More recently, we signed an agreement with Shell to explore synergies with a shared goal of enabling offshore renewable energy generation and reducing total CO2 emissions – another example of how our long-standing partnerships extend to all areas of our business.

Subsea – Innovative approaches to subsea projects, like our iEPCI solution, have improved project economics, and many offshore discoveries can be developed economically well below today’s crude oil prices. We believe deepwater development is likely to remain a significant part of many of our customers’ portfolios.

We have experienced renewed operator confidence in advancing subsea activity as a result of the robust economic outlook, improved project economics and more recent concerns regarding the security of energy supply. With crude above $90 per barrel, the opportunity set of large subsea projects to be sanctioned over the next 24 months has expanded, driven in part by new greenfield opportunities in Brazil and Guyana. We also expect increased tie-back activity, with growth from these smaller projects to come primarily from the North Sea, Gulf of Mexico and West Africa – all regions in which we have a strong presence and are well-positioned due to our extensive installed base.

For the current year, our early engagement and client partnerships support our view that subsea tree awards for the total industry are likely to exceed 350 – a level not seen since 2013. For TechnipFMC, we anticipate Subsea inbound order growth of up to 30 percent in 2022 when compared to the $5 billion received in the prior year, with iEPCI projects, direct project awards and Subsea services approaching 75 percent of the total. Our first quarter Subsea inbound orders of $1.9 billion were the highest quarterly level achieved since 2019 and serve as strong support of the near-term outlook.

As the subsea industry continues to evolve, we are driving simplification, standardization, and industrialization to reduce cycle times. The industrialization of our project business through the introduction of configure-to-order (CTO) is another way in which we are driving real change in our industry that further improves the economics of our customer’s projects while driving greater efficiencies for TechnipFMC.

With CTO, we have designed an environment, process, culture and tools which are scalable and, more importantly, are transformational to the future of our company. Our customers require a product platform that provides them with choices which meet their unique and evolving needs, but also provides them with the significant speed, cost and efficiency benefits that come with product and process standardization. CTO has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25% lower product cost and a shortened 12 month delivery time for subsea production equipment – savings that are both real and sustainable. This has paved the way for other products to adopt a similar operating model, enabling an enterprise-wide way of working.

Since 2015, offshore economics have materially improved, and subsea cycle times have become significantly shorter. This has resulted in new subsea investments coming much earlier in the cycle and more in parallel with the short cycle U.S. land market. We believe these changes are fundamental and sustainable as a result of new business models and technology pioneered by our company.

Surface Technologies – Our performance is typically driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by stimulation activity and the completions intensity of shale applications in North America.

Activity in North America is expected to increase in 2022, driven by higher drilling and completion activity and an improved pricing environment. Our completions-related revenue continues to benefit from the successful adoption of iComplete – our fully integrated, digitally enabled pressure control system. We also recently introduced our E-Mission solution for onshore production facilities. This digital offering uses proprietary process automation to provide the industry’s only real-time monitoring and control system that both reduces methane flaring by up to 50 percent and maximizes oil production.

International markets will continue to represent a significant portion of total segment revenue in 2022. Our unique capabilities in these markets, which demand higher specification equipment, global services and local content, provide a platform for us to extend our leadership positions.

The Middle East remains one of our largest market opportunities in the current decade. In 2021, Surface Technologies’ received a multi-year contract from Abu Dhabi National Oil Company - its largest ever award - to provide wellheads, trees and associated services. We are also adding new manufacturing capabilities in Saudi Arabia where the country is expected to increase its sustainable oil capacity and significantly increase its production of natural gas by the end of the decade.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months Ended
	March 31,		Change
(In millions, except %)	2022	2021	$	%
Revenue	$1,555.8	$1,632.0	(76.2)	(4.7)

Costs and expenses
Cost of sales	1,370.2	1,441.2	(71.0)	(4.9)
Selling, general and administrative expense	159.6	147.6	12.0	8.1
Research and development expense	14.6	16.5	(1.9)	(11.5)
Impairment, restructuring and other expenses (Note 15)	1.0	25.5	(24.5)	(96.1)
Total costs and expenses	1,545.4	1,630.8	(85.4)	(5.2)

Other income, net	40.8	35.6	5.2	14.6
Income from equity affiliates (Note 10)	5.4	7.7	(2.3)	(29.9)
Income (loss) from investment in Technip Energies (Note 10)	(28.5)	470.1	(498.6)	(106.1)
Loss on early extinguishment of debt	—	(23.5)	23.5	100.0
Net interest expense	(33.9)	(34.5)	0.6	1.7
Income (loss) before income taxes	(5.8)	456.6	(462.4)	(101.3)
Provision for income taxes (Note 17)	28.5	24.5	4.0	16.3
Income (loss) from continuing operations	(34.3)	432.1	(466.4)	(107.9)
Net (income) from continuing operations attributable to non-controlling interests	(8.0)	(1.8)	(6.2)	(344.4)
Income (loss) from continuing operations attributable to TechnipFMC plc	(42.3)	430.3	(472.6)	(109.8)
Loss from discontinued operations	(19.4)	(60.2)	40.8	67.8
Income from discontinued operations attributable to non-controlling interests	—	(1.9)	1.9	100.0
Net income (loss) attributable to TechnipFMC plc	$(61.7)	$368.2	$(429.9)	(116.8)
Revenue
Revenue decreased by $76.2 million during the three months ended March 31, 2022, compared to the same period in 2021. Subsea revenue decreased year-over-year, primarily driven by a lower starting backlog due to deteriorated market conditions in 2021 which negatively impacted order intake for future delivery. Surface Technologies revenue increased, primarily as a result of the increase in operator activity in North America.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of sales, increased to 11.9% during the three months ended March 31, 2022, compared to 11.7% in the prior-year period. Subsea gross profit remained flat year over year. Surface Technologies gross profit decreased year-over-year, primarily due to impacts of manufacturing transition for our new facility in Saudi Arabia.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $12.0 million year-over-year, primarily to support higher activity across both of our segments and support functions during the three months ended March 31, 2022.

Impairment, Restructuring and Other Expense
We incurred $1.0 million of restructuring, impairment and other charges during the three months ended March 31, 2022, compared to $25.5 million of restructuring, impairment and other charges incurred during the three months ended March 31, 2021.

Impairment, restructuring and other charges incurred during the three months ended March 31, 2021, which included $18.8 million impairment charges relating to our operating lease right-of-use assets. See Note 15 for further details.

Other Income, Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. The foreign currency impact was a net gain of $28.4 million and $28.1 million for the three months ended March 31, 2022 and 2021, respectively.

Income from Equity Affiliates

For the three months ended March 31, 2022 and 2021, we recorded an income of $5.4 million and $7.7 million, respectively, from equity method affiliates.

Income (Loss) from Investment in Technip Energies

During the three months ended March 31, 2022 and 2021, we recorded $28.5 million loss and $470.1 million income, respectively, as a result of our investment in Technip Energies. The amount recognized primarily represents a fair value revaluation gains (losses) of our investment.

Loss on Early Extinguishment of Debt

For the three months ended March 31, 2021, we recognized $23.5 million of loss on early extinguishment of debt, related to premium paid in connection with the repayment of our 3.45% Senior Notes due 2022.

Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2022 and 2021 reflected effective tax rates of (491.4)% and 5.4%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance and a change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $19.4 million and $60.2 million for the three months ended March 31, 2022 and 2021, respectively. Loss from discontinued operations for the three months ended March 31, 2022 related to the change in estimate for the French Tax Group. Loss from discontinued operations for the three months ended March 31, 2021 included results for Technip Energies, which was spun-off on February 16, 2021. See Note 2 for further details.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Subsea

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Revenue	$1,289.1	$1,386.5	(97.4)	(7.0)
Operating profit	$54.0	$37.0	17.0	45.9

Operating profit as a percentage of revenue	4.2%	2.7%		1.5 pts.
Subsea revenue decreased by $97.4 million, or 7.0%, primarily due to a lower starting backlog as market conditions linked to the COVID-19 pandemic negatively impacted order intake in the prior year. Despite these challenges, we continued to demonstrate strong execution of our backlog.

Subsea operating profit for the three months ended March 31, 2022 improved versus the prior year, primarily due to the reduction in non-cash impairment charges.

Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.

Surface Technologies

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Revenue	$266.7	$245.5	21.2	8.6
Operating profit	$3.7	$8.2	(4.5)	(54.9)

Operating profit as a percentage of revenue	1.4%	3.3%		(1.9) pts.
Surface Technologies revenue increased by $21.2 million, or 8.6%, primarily driven by an increase in North America activity. Approximately 56% of total segment revenue was generated outside of North America during the three months ended March 31, 2022.
Surface Technologies operating profit decreased year-over-year, primarily due to impacts of manufacturing transition for our new facility in Saudi Arabia.
Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.
Corporate Expenses

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Corporate expenses	$(29.5)	$(28.8)	(0.7)	(2.4)

Corporate expenses remained essentially unchanged year-over-year.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.

NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended) below:
–Income (loss) from continuing operations attributable to TechnipFMC plc, excluding charges and credits, as well as measures derived from it;

–Income (loss) before net interest expense and taxes, excluding charges and credits (“Adjusted operating profit”) and Adjusted operating profit margin;
–Adjusted diluted earnings (loss) per share from continuing operations attributable to TechnipFMC plc;
–Depreciation and amortization, excluding charges and credits (“Adjusted depreciation and amortization”);
–Earnings before net interest expense, income taxes, depreciation and amortization, excluding charges and credits (“Adjusted EBITDA”) and Adjusted EBITDA margin;
–Corporate expenses excluding charges and credits; and
–Net (debt) cash;
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2022
	Loss from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(42.3)	$8.0	$28.5	$33.9	$28.1	$95.9	$124.0

Charges and (credits):
Impairment and other charges	1.1	—	—	—	1.1	—	1.1
Restructuring and other charges	(0.3)	—	0.2	—	(0.1)	—	(0.1)
Loss from investment in Technip Energies	28.5	—	—	—	28.5	—	28.5
Adjusted financial measures	$(13.0)	$8.0	$28.7	$33.9	$57.6	$95.9	$153.5

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(0.09)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.03)

	Three Months Ended
	March 31, 2021
	Income (loss) from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$430.3	$1.8	$24.5	$58.0	$514.6	$95.2	$609.8

Charges and (credits):
Impairment and other charges	18.8	—	—	—	18.8	—	18.8
Restructuring and other charges	6.5	—	0.2	—	6.7	—	6.7
Income from Investment in Technip Energies	(470.1)	—	—	—	(470.1)	—	(470.1)
Adjusted financial measures	$(14.5)	$1.8	$24.7	$58.0	$70.0	$95.2	$165.2

Diluted earnings per share from continuing operations attributable to TechnipFMC plc, as reported	$0.95
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.03)

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2022
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net and Other	Total
Revenue	$1,289.1	$266.7	$—	$—	$1,555.8

Operating profit (loss), as reported (pre-tax)	$54.0	$3.7	$(29.5)	$(0.1)	$28.1

Charges and (credits):
Impairment and other charges	—	1.1	—	—	1.1
Restructuring and other charges	(3.4)	0.5	2.8	—	(0.1)
Loss from investment in Technip Energies	—	—	—	28.5	28.5
Subtotal	(3.4)	1.6	2.8	28.5	29.5

Adjusted Operating profit (loss)	50.6	5.3	(26.7)	28.4	57.6

Depreciation and amortization	78.4	16.7	0.8	—	95.9

Adjusted EBITDA	$129.0	$22.0	$(25.9)	$28.4	$153.5

Operating profit margin, as reported	4.2%	1.4%			1.8%

Adjusted Operating profit margin	3.9%	2.0%			3.7%

Adjusted EBITDA margin	10.0%	8.2%			9.9%

	Three Months Ended
	March 31, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$1,386.5	$245.5	$—	$—	$1,632.0

Operating loss, as reported (pre-tax)	$37.0	$8.2	$(28.8)	$498.2	$514.6

Charges and (credits):
Impairment and other charges	15.7	0.1	3.0	—	18.8
Restructuring and other charges	4.0	2.7	—	—	6.7
Income from investment in Technip Energies	—	—	—	(470.1)	(470.1)
Subtotal	19.7	2.8	3.0	(470.1)	(444.6)

Adjusted Operating profit (loss)	56.7	11.0	(25.8)	28.1	70.0

Depreciation and amortization	78.4	15.9	0.9	—	95.2

Adjusted EBITDA	$135.1	$26.9	$(24.9)	$28.1	$165.2

Operating profit margin, as reported	2.7%	3.3%			31.5%

Adjusted Operating profit margin	4.1%	4.5%			4.3%

Adjusted EBITDA margin	9.7%	11.0%			10.1%

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended
	March 31,
(In millions)	2022	2021
Subsea	$1,893.6	$1,518.8
Surface Technologies	291.3	203.3
Total inbound orders	$2,184.9	$1,722.1
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 4 for further details.

	Order Backlog
(In millions)	March 31, 2022	December 31, 2021
Subsea	$7,741.3	$6,533.0
Surface Technologies	1,152.8	1,124.7
Total order backlog	$8,894.1	$7,657.7
Subsea - Subsea backlog of $7,741.3 million as of March 31, 2022 increased by $1,208.3 million compared to December 31, 2021. Subsea backlog was composed of various subsea projects, including TotalEnergies Mozambique LNG; Eni Coral; Petrobras Buzios 6, Mero I, Mero II and Marlim; ExxonMobil Payara; Petronas Limbayong; Reliance MJ-1; Husky West White Rose; Santos Barossa Phase I, Tullow Jubilee South East and Wintershall Maria.
Surface Technologies - Order backlog for Surface Technologies as of March 31, 2022 increased by $28.1 million compared to December 31, 2021. Given the short-cycle nature of the business, most orders are quickly converted into sales revenue; longer contracts are typically converted within 12 months, with the exception of the multi-year contract awarded by Abu Dhabi National Oil Company during the fourth quarter of 2021.
Non-consolidated backlog - As of March 31, 2022, we had $550.2 million of non-consolidated order backlog in our Subsea segment. Non-consolidated order backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.
LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flows through centralized bank accounts controlled and maintained by TechnipFMC globally and in many operating jurisdictions to best meet the liquidity needs of our global operations.
Net Debt - Net debt, is a non-GAAP financial measure reflecting total debt, net of cash and cash equivalents. Management uses this non-GAAP financial measure to evaluate our capital structure and financial leverage. We believe net debt is a meaningful financial measure that may assist investors in understanding our financial condition and recognizing underlying trends in our capital structure. Net debt should not be considered an alternative to, or more meaningful than, our total debt as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.

The following table provides a reconciliation of our total debt to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,203.0	$1,327.4
Short-term debt and current portion of long-term debt	(281.8)	(277.6)
Long-term debt, less current portion	(1,723.3)	(1,727.3)
Net debt	$(802.1)	$(677.5)

Cash Flows
Operating cash flows from continuing operations - We used $329.4 million of cash in operating activities from continuing operations during the three months ended March 31, 2022 as compared to $181.5 million cash generated in operating cash flows from continuing operations during the same period in 2021. The decrease of $510.9 million in cash generated by operating activities from continuing operations was primarily due to timing differences on project milestones and vendor payments.
Investing cash flows from continuing operations - Investing activities from continuing operations provided $203.7 million and $196.9 million of cash during the three months ended March 31, 2022 and 2021, respectively. The increase of $6.8 million in cash provided by investing activities was primarily due to higher proceeds received from the sale of our investment in Technip Energies and decreased capital expenditures during the three months ended March 31, 2022.
Financing cash flows from continuing operations - Financing activities from continuing operations used $13.1 million and $866.6 million of cash during the three months ended March 31, 2022 and 2021, respectively. The decrease in cash used by financing activities was primarily due to the decreased debt pay down activity during the three months ended March 31, 2022.
Debt and Liquidity
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of March 31, 2022, there were $39.6 million letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $960.4 million.
Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are BB+ for our long-term unsecured, guaranteed debt (2021 Notes) and BB for our long-term unsecured debt (the Private Placement notes). Our credit ratings with Moody’s are Ba1 for our long-term unsecured, guaranteed debt. See Note 12 for further details regarding our debt.
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
Our credit spread, and the credit spread of other counterparties not publicly available, are approximated using the spread of similar companies in the same industry, of similar size, and with the same credit rating. See Note 18 for further details.

At this time, we have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position.
Financial Position Outlook
We are committed to a strong balance sheet and ample liquidity that will enable us access capital markets throughout the cycle. We believe our liquidity continues to exceed the level required to meet our requirements and plans for cash for the next 12 months.
Our capital expenditures can be adjusted and managed to match market demand and activity levels. Based on current market conditions and our future expectations, our capital expenditures for 2022 are estimated to be approximately $230.0 million. Projected capital expenditures do not include any contingent capital that may be needed to respond to contract awards.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates. During the three months ended March 31, 2022, there were no changes to our identified critical accounting estimates.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2022.
Issuer Purchases of Equity Securities
We did not have any purchases of equity securities during the three months ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1
Separation, Release and Waiver of Claims and Restrictive Covenant Agreement, dated March 28, 2022 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2022) (File No. 001-37983).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: May 2, 2022