Form 10-Q
period 2022-06-30
TechnipFMC plc
filed 2022-07-29
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2022
Ordinary shares, $1.00 par value per share	452,211,536

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue
Service revenue	$974.9	$913.4	$1,871.6	$1,739.6
Product revenue	682.2	708.8	1,296.3	1,481.8
Lease revenue	60.1	46.6	105.1	79.4
Total revenue	1,717.2	1,668.8	3,273.0	3,300.8

Costs and expenses
Cost of service revenue	773.3	833.3	1,604.4	1,577.1
Cost of product revenue	661.7	572.4	1,161.0	1,243.6
Cost of lease revenue	43.4	36.8	83.2	63.0
Selling, general and administrative expense	143.1	172.6	302.7	320.2
Research and development expense	11.5	19.2	26.1	35.7
Impairment, restructuring and other expenses (Note 15)	7.2	2.0	8.2	27.5
Total costs and expenses	1,640.2	1,636.3	3,185.6	3,267.1

Other income (expense), net	3.0	(1.0)	43.8	34.6
Income from equity affiliates (Note 10)	4.3	12.8	9.7	20.5
Income (loss) from investment in Technip Energies (Note 10)	0.8	(146.8)	(27.7)	323.3
Income (loss) before net interest expense and income taxes	85.1	(102.5)	113.2	412.1
Interest income	4.0	2.7	8.0	6.8
Interest expense	(31.7)	(37.9)	(69.6)	(76.5)
Loss on early extinguishment of debt	(29.8)	—	(29.8)	(23.5)
Income (loss) before income taxes	27.6	(137.7)	21.8	318.9
Provision for income taxes (Note 17)	19.8	34.9	48.3	59.4
Income (loss) from continuing operations	7.8	(172.6)	(26.5)	259.5
Net (income) from continuing operations attributable to non-controlling interests	(5.7)	(2.1)	(13.7)	(3.9)
Income (loss) from continuing operations attributable to TechnipFMC plc	2.1	(174.7)	(40.2)	255.6
Income (loss) from discontinued operations	—	7.7	(19.4)	(52.5)
Income from discontinued operations attributable to non-controlling interests	—	—	—	(1.9)
Net income (loss) attributable to TechnipFMC plc	$2.1	$(167.0)	$(59.6)	$201.2

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.00	$(0.39)	$(0.09)	$0.57
Diluted	$0.00	$(0.39)	$(0.09)	$0.56

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.00	$0.02	$(0.04)	$(0.12)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.00	$(0.37)	$(0.13)	$0.45
Diluted	$0.00	$(0.37)	$(0.13)	$0.44

Weighted average shares outstanding (Note 6)
Basic	452.2	450.6	451.6	450.4
Diluted	456.8	450.6	451.6	454.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net income (loss) attributable to TechnipFMC plc	$2.1	$(167.0)	$(59.6)	$201.2
Net (income) from continuing operations attributable to non-controlling interests	(5.7)	(2.1)	(13.7)	(3.9)
Income from discontinued operations attributable to non-controlling interests	—	—	—	(1.9)
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	7.8	(164.9)	(45.9)	207.0

Foreign currency translation adjustments(a)	(130.0)	83.5	(4.3)	55.4

Net gains (losses) on hedging instruments
Net losses arising during the period	(43.7)	2.5	(58.6)	(12.0)
Reclassification adjustment for net (gains) losses included in net income (loss)	5.4	4.7	11.8	2.0
Net losses on hedging instruments(b)	(38.3)	7.2	(46.8)	(10.0)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(1.3)	(2.3)	(1.5)	1.2
Reclassification adjustment for amortization of prior service cost included in net income (loss)	0.1	0.2	0.2	0.3
Reclassification adjustment for amortization of net actuarial loss included in net income (loss)	3.0	4.8	6.0	9.6
Net pension and other postretirement benefits(c)	1.8	2.7	4.7	11.1
Other comprehensive income (loss), net of tax	(166.5)	93.4	(46.4)	56.5
Comprehensive income	(158.7)	(71.5)	(92.3)	263.5
Comprehensive income attributable to non-controlling interest	(0.9)	(1.9)	(9.3)	(5.7)
Comprehensive income (loss) attributable to TechnipFMC plc	$(159.6)	$(73.4)	$(101.6)	$257.8

(a)Net of income tax benefit of nil for the three and six months ended June 30, 2022 and 2021.
(b)Net of income tax (expense) benefit of $(2.0) million and $(1.9) million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively.
(c)Net of income tax (expense) benefit of $(2.7) million and $(1.3) million for the three months ended June 30, 2022 and 2021, respectively, and $(3.1) million and $(3.4) million for the six months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$684.9	$1,327.4
Trade receivables, net of allowances of $37.2 in 2022 and $38.1 in 2021	1,097.8	911.9
Contract assets, net of allowances of $1.2 in 2022 and $1.1 in 2021	1,025.0	966.0
Inventories, net (Note 8)	1,067.1	1,031.9
Derivative financial instruments (Note 18)	213.4	110.3
Income taxes receivable	92.1	85.0
Advances paid to suppliers	51.1	79.4
Other current assets (Note 9)	503.2	512.3
Investment in Technip Energies (Note 10)	—	317.3
Total current assets	4,734.6	5,341.5
Investments in equity affiliates (Note 10)	301.9	292.4
Property, plant and equipment, net of accumulated depreciation of $2,352.5 in 2022 and $2,204.0 in 2021	2,391.3	2,597.2
Operating lease right-of-use assets	806.4	707.9
Finance lease right-of-use assets	51.3	52.2
Intangible assets, net of accumulated amortization of $620.9 in 2022 and $575.5 in 2021	761.4	813.7
Deferred income taxes	72.2	74.3
Derivative financial instruments (Note 18)	24.7	10.5
Other assets	143.3	130.4
Total assets	$9,287.1	$10,020.1

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 12)	$274.0	$277.6
Operating lease liabilities	151.6	126.2
Finance lease liabilities	51.7	0.7
Accounts payable, trade	1,250.4	1,294.3
Contract liabilities	804.4	1,012.9
Accrued payroll	166.2	194.1
Derivative financial instruments (Note 18)	342.0	161.0
Income taxes payable	90.9	124.6
Other current liabilities (Note 9)	549.3	660.4
Total current liabilities	3,680.5	3,851.8
Long-term debt, less current portion (Note 12)	1,200.7	1,727.3
Operating lease liabilities, less current portion	717.6	646.8
Financing lease liabilities, less current portion	—	51.1
Deferred income taxes	48.5	47.5
Accrued pension and other post-retirement benefits, less current portion	98.8	113.4
Derivative financial instruments (Note 18)	53.0	15.5
Other liabilities	143.6	148.3
Total liabilities	5,942.7	6,601.7
Commitments and contingent liabilities (Note 16)
Stockholders’ equity (Note 13)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2022 and 2021; 452.2 shares and 450.7 shares issued and outstanding in 2022 and 2021, respectively	452.2	450.7
Capital in excess of par value of ordinary shares	9,178.2	9,160.8
Accumulated deficit	(4,964.0)	(4,903.8)
Accumulated other comprehensive loss	(1,347.0)	(1,305.0)
Total TechnipFMC plc stockholders’ equity	3,319.4	3,402.7
Non-controlling interests	25.0	15.7
Total equity	3,344.4	3,418.4
Total liabilities and equity	$9,287.1	$10,020.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Six Months Ended June 30,
	2022	2021
Cash provided (required) by operating activities
Net income (loss)	$(45.9)	$207.0
Net loss from discontinued operations	19.4	52.5
Adjustments to reconcile income (loss) from continuing operations to cash provided (required) by operating activities
Depreciation and amortization	189.9	193.2
Impairments	1.1	19.6
Employee benefit plan and share-based compensation costs	17.1	10.5
Deferred income tax benefit	(10.8)	(14.0)
(Income) loss from investment in Technip Energies	27.7	(323.3)
Unrealized loss on derivative instruments and foreign exchange	36.7	61.4
Income from equity affiliates, net of dividends received	(9.3)	(20.4)
Loss on early extinguishment of debt	29.8	23.5
Other	2.4	3.9
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(322.8)	(353.5)
Inventories, net	(43.5)	122.6
Trade payables and contract liabilities	(149.5)	(98.5)
Income taxes payable, net	(35.6)	173.6
Other current assets and liabilities, net	(134.8)	34.5
Other non-current assets and liabilities, net	1.8	3.0
Cash provided (required) by operating activities from continuing operations	(426.3)	95.6
Cash provided by operating activities from discontinued operations	—	66.3
Cash provided (required) by operating activities	(426.3)	161.9

Cash provided (required) by investing activities
Capital expenditures	(63.4)	(83.9)
Proceeds from sales of assets	7.9	88.7
Proceeds from sale of investment in Technip Energies	288.5	458.1
Proceeds from repayment of advances to joint venture	12.5	12.5
Other	(16.0)	(4.9)
Cash provided by investing activities from continuing operations	229.5	470.5
Cash required by investing activities from discontinued operations	—	(4.5)
Cash provided by investing activities	229.5	466.0

Cash required by financing activities
Net decrease in short-term debt	(173.5)	(23.1)
Net decrease in commercial paper	—	(974.3)
Net increase in revolving credit facility	170.0	—
Proceeds from issuance of long-term debt	—	1,164.4
Repayments of long-term debt	(451.7)	(1,065.8)
Payments for debt issuance costs	—	(53.5)
Other	(5.5)	(3.5)
Cash required by financing activities from continuing operations	(460.7)	(955.8)
Cash required by financing activities from discontinued operations	—	(3,617.7)
Cash required by financing activities	(460.7)	(4,573.5)
Effect of changes in foreign exchange rates on cash and cash equivalents	15.0	(7.3)
Change in cash and cash equivalents	(642.5)	(3,952.9)
Cash and cash equivalents, beginning of period	1,327.4	4,807.8
Cash and cash equivalents, end of period	$684.9	$854.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2021

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of March 31, 2021	$449.8	$9,152.1	$(4,547.0)	$(1,400.8)	$41.4	$3,695.5
Net income (loss)	—	—	(167.0)	—	2.1	(164.9)
Other comprehensive income	—	—	—	93.6	(0.2)	93.4
Issuance of ordinary shares	0.8	—	—	—	—	0.8
Share-based compensation (Note 14)	—	7.3	—	—	—	7.3
Spin-off of Technip Energies (Note 2)	—	(14.7)	—	12.3	—	(2.4)
Other	—	—	—	—	(0.4)	(0.4)
Balance as of June 30, 2021	$450.6	$9,144.7	$(4,714.0)	$(1,294.9)	$42.9	$3,629.3

Balance as of March 31, 2022	$452.2	$9,169.1	$(4,969.7)	$(1,185.3)	$24.1	$3,490.4
Net income	—	—	2.1	—	5.7	7.8
Other comprehensive loss	—	—	—	(161.7)	(4.8)	(166.5)
Share-based compensation (Note 14)	—	9.1	—	—	—	9.1
Other	—	—	3.6	—	—	3.6
Balance as of June 30, 2022	$452.2	$9,178.2	$(4,964.0)	$(1,347.0)	$25.0	$3,344.4

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2020	449.5	10,242.4	(4,915.2)	(1,622.5)	60.1	4,214.3
Net income	—	—	201.2	—	5.8	207.0
Other comprehensive income (loss)	—	—	—	56.6	(0.1)	56.5
Issuance of ordinary shares	1.1	—	—	—	—	1.1
Share-based compensation (Note 14)	—	10.7	—	—	—	10.7
Spin-off of Technip Energies (Note 2)	—	(1,108.4)	—	271.0	(19.9)	(857.3)
Other	—	—	—	—	(3.0)	(3.0)
Balance as of June 30, 2021	450.6	9,144.7	(4,714.0)	(1,294.9)	42.9	3,629.3

Balance as of December 31, 2021	450.7	9,160.8	(4,903.8)	(1,305.0)	15.7	3,418.4
Net income (loss)	—	—	(59.6)	—	13.7	(45.9)
Other comprehensive income	—	—	—	(42.0)	(4.4)	(46.4)
Issuance of ordinary shares	1.5	(1.6)	—	—	—	(0.1)
Share-based compensation (Note 14)	—	19.0	—	—	—	19.0
Other	—	—	(0.6)	—	—	(0.6)
Balance as of June 30, 2022	452.2	9,178.2	(4,964.0)	(1,347.0)	25.0	3,344.4

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
The Company identified an error in the presentation of certain cash flow items related to discontinued operations that impacted cash and cash equivalents at the beginning of period, cash required by financing activities from discontinued operations and change in cash and cash equivalents line items within the previously issued statement of cash flows for the six months ended June 30, 2021.
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

	Six Months Ended June 30, 2021
(In millions)	As previously reported	Revision	As Revised
Cash required by financing activities from continuing operations	$(955.8)	$—	$(955.8)
Cash required by financing activities from discontinued operations	(79.1)	(3,538.6)	(3,617.7)
Cash required by financing activities	(1,034.9)	(3,538.6)	(4,573.5)

Change in cash and cash equivalents	(414.3)	(3,538.6)	(3,952.9)

Cash and cash equivalents, beginning of period	1,269.2	3,538.6	4,807.8
Cash and cash equivalents, end of period	$854.9	$—	$854.9
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
Discontinued Operations
The Spin-off represented a strategic shift that had a major impact to our operations and consolidated financial statements. Accordingly, historical results of Technip Energies prior to the Distribution on February 16, 2021 have been presented as discontinued operations in our condensed consolidated statements of income and condensed consolidated statements of cash flows for the three and six months ended June 30, 2021. Our condensed consolidated statements of income and condensed consolidated statements of cash flows and notes to the condensed consolidated financial statements have been updated to reflect continuing operations only.
The following table summarizes the components of income (loss) from discontinued operations, net of income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Revenue	$—	$—	$—	$906.0
Costs and expenses	—	—	—	(889.3)
Other expense, net	—	—	—	(18.6)
Loss from discontinued operations before income taxes	$—	$—	$—	$(1.9)
Income tax expense (benefit)	—	(7.7)	19.4	50.6
Income (loss) from discontinued operations, net of income taxes	$—	$7.7	$(19.4)	$(52.5)
For the six months ended June 30, 2022, we recorded $19.4 million in income taxes from discontinued operations related to a change in estimate in our French tax group, which resulted in a tax liability from the Spin-off transaction.
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
The following tables present total revenue by geography for each reportable segment for the three and six months ended June 30, 2022 and 2021:

	Reportable Segments
	Three Months Ended
	June 30, 2022		June 30, 2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe and Central Asia	$403.6	$40.3	$411.3	$55.1
Latin America	332.5	27.2	277.4	17.2
Africa	253.7	9.6	267.4	13.1
Asia Pacific	202.1	20.6	246.9	26.8
North America	176.8	144.5	189.6	92.8
Middle East	45.9	60.4	1.7	69.5
Total revenue	$1,414.6	$302.6	$1,394.3	$274.5

	Six Months Ended
	June 30, 2022		June 30, 2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe and Central Asia	$759.6	$79.5	$679.7	$98.9
Latin America	657.3	48.8	598.2	35.1
Africa	436.8	18.1	562.7	22.7
Asia Pacific	423.6	44.2	491.9	51.3
North America	377.2	260.7	419.7	167.3
Middle East	49.2	118.0	28.6	144.7
Total revenue	$2,703.7	$569.3	$2,780.8	$520.0

The following tables present total revenue by contract type for each reportable segment for the three and six months ended June 30, 2022 and 2021:

	Reportable Segments
	Three Months Ended
	June 30, 2022		June 30, 2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$920.4	$54.5	$875.1	$38.3
Products	475.9	206.3	503.1	205.7
Lease	18.3	41.8	16.1	30.5
Total revenue	$1,414.6	$302.6	$1,394.3	$274.5

	Six Months Ended
	June 30, 2022		June 30, 2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,766.0	$105.6	$1,668.5	$71.1
Products	907.4	388.9	1,084.9	396.9
Lease	30.3	74.8	27.4	52.0
Total revenue	$2,703.7	$569.3	$2,780.8	$520.0
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.

The following table provides information about net contract assets (liabilities) as of June 30, 2022 and December 31, 2021:

(In millions)	June 30, 2022	December 31, 2021	$ change	% change
Contract assets	$1,025.0	$966.0	$59.0	6.1
Contract liabilities	(804.4)	(1,012.9)	208.5	20.6
Net contract assets (liabilities)	$220.6	$(46.9)	$267.5	570.4
The increase in our contract assets from December 31, 2021 to June 30, 2022 was primarily due to the timing of project milestones.
The decrease in our contract liabilities was primarily due to completion of performance obligations for contracts, for which consideration was received in advance of the work performed during the period.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended June 30, 2022 and 2021 that was included in the contract liabilities balance as of December 31, 2021 and 2020 was $102.8 million and $68.7 million, respectively, and $215.7 million and $197.1 million for the six months ended June 30, 2022 and 2021, respectively.
In addition, net revenue recognized from our performance obligations satisfied in previous periods had favorable impacts of $34.2 million and $7.9 million for the three months ended June 30, 2022 and 2021, respectively, and $22.0 million and $2.6 million, for the six months ended June 30, 2022 and 2021, respectively, from changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represents the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of June 30, 2022, the aggregate amount of the transaction price allocated to order backlog was $9,039.4 million. TechnipFMC expects to recognize revenue on approximately 26% of the order backlog through 2022 and 74% thereafter.
The following table details the order backlog for each business segment as of June 30, 2022:

(In millions)	2022	2023	Thereafter
Subsea	$2,030.5	$3,226.9	$2,668.9
Surface Technologies	316.6	143.4	653.1
Total order backlog	$2,347.1	$3,370.3	$3,322.0
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

Segment revenue and segment operating profit were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Segment revenue
Subsea	$1,414.6	$1,394.3	$2,703.7	$2,780.8
Surface Technologies	302.6	274.5	569.3	520.0
Total segment revenue	$1,717.2	$1,668.8	$3,273.0	$3,300.8

Segment operating profit
Subsea	$97.1	$72.4	$151.1	$109.4
Surface Technologies	10.0	12.9	13.7	21.1
Total segment operating profit	$107.1	$85.3	$164.8	$130.5

Corporate items
Corporate expense(a)	(22.0)	(30.3)	(51.5)	(59.1)
Net interest expense	(27.7)	(35.2)	(61.6)	(69.7)
Loss on early extinguishment of debt	(29.8)	—	(29.8)	(23.5)
Income (loss) from investment in Technip Energies	0.8	(146.8)	(27.7)	323.3
Foreign exchange gains (losses)	(0.8)	(10.7)	27.6	17.4
Total corporate items	(79.5)	(223.0)	(143.0)	188.4
Income (loss) before income taxes(b)	$27.6	$(137.7)	$21.8	$318.9
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.

NOTE 6. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2022	2021	2022	2021
Income (loss) from continuing operations attributable to TechnipFMC plc	$2.1	$(174.7)	$(40.2)	$255.6
Loss from discontinued operations attributable to TechnipFMC plc	—	7.7	(19.4)	(54.4)
Net income (loss) attributable to TechnipFMC plc	$2.1	$(167.0)	$(59.6)	$201.2

Weighted average number of shares outstanding	452.2	450.6	451.6	450.4
Dilutive effect of restricted stock units	4.6	—	—	3.8
Dilutive effect of performance shares	—	—	—	0.7
Total shares and dilutive securities	456.8	450.6	451.6	454.9

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.00	$(0.39)	$(0.09)	$0.57
Diluted	$0.00	$(0.39)	$(0.09)	$0.56

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.00	$0.02	$(0.04)	$(0.12)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.00	$(0.37)	$(0.13)	$0.45
Diluted	$0.00	$(0.37)	$(0.13)	$0.44
For the three months ended June 30, 2021, we incurred a loss from continuing operations; therefore, the impact of 5.3 million shares was anti-dilutive. For the six months ended June 30, 2022, we incurred a loss from continuing operations; therefore, the impact of 4.6 million shares was anti-dilutive.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares, where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions of shares)	2022	2021	2022	2021
Share option awards	1.6	1.6	1.6	1.6
Restricted share units	—	—	1.6	—
Performance shares	1.7	0.5	1.2	—
Total	3.3	2.1	4.4	1.6
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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of June 30, 2022.

(In millions)	Year of origination	Balance as of June 30, 2022	Balance as of December 31, 2021
Loans receivables, security deposits and other
Moody’s rating A3 - Baa2	2020 -2022	$55.5	$50.9

Debt securities at amortized cost
Moody’s rating Caa1	2021	24.8	24.0
Total financial assets		$80.3	$74.9
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
The table below shows the roll-forward of allowance for credit losses as of June 30, 2022 and 2021, respectively.

	Balance as of June 30, 2022
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2021	$38.1	$1.1	$0.3	$0.3	$2.7
Current period provision (release) for expected credit losses	1.2	0.1	0.2	(0.3)	(1.0)
Recoveries	(2.1)	—	—	—	—
Allowance for credit losses at June 30, 2022	$37.2	$1.2	$0.5	$—	$1.7

	Balance as of June 30, 2021
(In millions)	Trade receivables	Contract assets	Loans receivable	Security deposit and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2020	$40.2	$2.4	$7.5	$0.4	$0.5
Current period provision (release) for expected credit losses	3.4	(0.6)	(0.7)	—	—
Recoveries	(0.1)	(1.6)	0.5	—	—
Allowance for credit losses at June 30, 2021	$43.5	$0.2	$7.3	$0.4	$0.5
Certain trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.

NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Raw materials	$318.2	$250.1
Work in process	180.1	178.7
Finished goods	568.8	603.1
Inventories, net	$1,067.1	$1,031.9
NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Value-added tax receivables	$226.7	$222.4
Withholding tax and other receivables	134.2	176.7
Prepaid expenses	71.8	50.7
Assets held for sale	19.2	5.0
Current financial assets at amortized cost	14.3	21.9
Held-to-maturity investments	9.0	8.8
Other	28.0	26.8
Total other current assets	$503.2	$512.3
Other current liabilities consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Legal provisions	$118.9	$121.7
Warranty accruals and project contingencies	97.0	119.5
Social security liability	62.2	70.4
Value-added tax and other taxes payable	59.6	71.0
Compensation accrual	32.6	85.7
Provisions	12.6	23.6
Current portion of accrued pension and other post-retirement benefits	3.9	5.2
Other accrued liabilities	162.5	163.3
Total other current liabilities	$549.3	$660.4
NOTE 10. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three and six months ended June 30, 2022, our income from equity affiliates was $4.3 million and $9.7 million, respectively. Our income from equity affiliates during the three and six months ended June 30, 2021 was $12.8 million and $20.5 million, respectively.
During the six months ended June 30, 2022, we entered into Magnora Offshore Wind AS, a partnership with Magnora ASA, in order to develop floating offshore wind projects. As of June 30, 2022, the equity method investment balance was $2.5 million and represented approximately 20% ownership.

Investment in Technip Energies
During the three and six months ended June 30, 2022, we fully divested our remaining ownership in Technip Energies.
For the three and six months ended June 30, 2022, we recognized $0.8 million of income and a $27.7 million loss, respectively, related to our investment in Technip Energies. The amounts recognized include purchase price discounts on the sales of shares and fair value revaluation gains (losses) of our investment.
For the three and six months ended June 30, 2021, we recognized a $146.8 million loss and $323.3 million of income, respectively, related to our investment in Technip Energies. The amounts recognized include purchase price discounts on the sales of shares and fair value revaluation gains (losses) of our investment.
NOTE 11. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Accounts receivable consisted of receivables due from the following related parties:

(In millions)	June 30, 2022	December 31, 2021
Dofcon Navegacao	$13.0	$22.7
Techdof Brasil AS	5.4	4.5
Others	1.7	2.5
Total accounts receivable	$20.1	$29.7
Dofcon Navegacao and Techdof Brasil AS are our equity method investments. Additionally, we have a note receivable of $0 and $12.6 million with Dofcon Brasil AS as of June 30, 2022 and December 31, 2021, respectively. These are included in other assets in our condensed consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, we did not have significant accounts payable outstanding with our related parties.
Revenue consisted of amounts from following related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Dofcon Navegacao	$3.8	$1.0	$5.4	$1.2
Techdof Brasil AS	—	5.4	—	8.9
Others	1.3	—	3.0	4.3
Total revenue	$5.1	$6.4	$8.4	$14.4

Expenses consisted of amounts to the following related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Jumbo Shipping	$8.3	$—	$8.3	$—
Dofcon Navegacao	3.0	6.4	6.1	13.0
Others	5.2	4.8	9.8	15.1
Total expenses	$16.5	$11.2	$24.2	$28.1
Member of our Board of Directors serves on the Board of Directors for Jumbo Shipping.

NOTE 12. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Revolving credit facility	$170.0	$—
3.40% 2012 Private placement notes due 2022	—	169.9
3.15% 2013 Private placement notes due 2023	265.0	288.8
5.75% 2020 Private placement notes due 2025	207.9	226.5
6.50% Senior notes due 2026	202.9	633.1
4.00% 2012 Private placement notes due 2027	77.9	84.9
4.00% 2012 Private placement notes due 2032	103.9	113.3
3.75% 2013 Private placement notes due 2033	103.9	113.3
Bank borrowings and other	354.5	397.4
Unamortized debt issuance costs and discounts	(11.3)	(22.3)
Total debt	1,474.7	2,004.9
Less: current borrowings	274.0	277.6
Long-term debt	$1,200.7	$1,727.3
Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multicurrency Revolving Credit Facility, including a $450.0 million letter of credit subfacility. We incurred $34.8 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in other assets in our condensed consolidated balance sheet as of June 30, 2022. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of June 30, 2022, there were $170.0 million of borrowings and $45.4 million of letters of credit outstanding, and our availability under the Revolving Credit Facility was $784.6 million.
Borrowings under the Revolving Credit Facility bear interest at the following rates, plus an applicable margin, depending on currency:
•U.S. dollar-denominated loans bear interest, at the Company’s option, at a base rate or an adjusted rate linked to the London interbank offered rate; and
•Euro-denominated loans bear interest on an adjusted rate linked to the Euro interbank offered rate.
The applicable margin for borrowings under the Revolving Credit Facility ranges from 2.50% to 3.50% for Eurocurrency loans and 1.50% to 2.50% for base rate loans, depending on a total leverage ratio. The Revolving Credit Facility is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants.
2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”). The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in long-term debt in our condensed consolidated balance sheet as of June 30, 2022. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method.

During the three and six months ended June 30, 2022, we completed a tender offer and purchased for cash $430.2 million of the outstanding 2021 Notes. We paid a cash premium of $21.5 million to the tendering note holders and wrote-off $8.3 million of bond issuance costs. Concurrent with the tender offer, the Company obtained consents of holders with respect to the 2021 Notes to certain proposed amendments (“Proposed Amendments”) to the indenture governing these notes. The Proposed Amendments, among other things, eliminated substantially all of the restrictive covenants and certain event of default triggers in the indenture.
As of June 30, 2022, we were in compliance with all debt covenants.
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
NOTE 13. STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
March 31, 2022	$(1,033.1)	$(25.8)	$(126.4)	$(1,185.3)	$(5.3)
Other comprehensive loss before reclassifications, net of tax	(125.2)	(43.7)	(1.3)	(170.2)	(4.8)
Reclassification adjustment for net losses included in net income, net of tax	—	5.4	3.1	8.5	—
Other comprehensive income (loss), net of tax	(125.2)	(38.3)	1.8	(161.7)	(4.8)
June 30, 2022	$(1,158.3)	$(64.1)	$(124.6)	$(1,347.0)	$(10.1)

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2021	$(1,158.4)	$(17.3)	$(129.3)	$(1,305.0)	$(5.7)
Other comprehensive income (loss) before reclassifications, net of tax	0.1	(58.6)	(1.5)	(60.0)	(4.4)
Reclassification adjustment for net losses included in net income (loss), net of tax	—	11.8	6.2	18.0	—
Other comprehensive income (loss), net of tax	0.1	(46.8)	4.7	(42.0)	(4.4)
June 30, 2022	$(1,158.3)	$(64.1)	$(124.6)	$(1,347.0)	$(10.1)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$4.1	$(15.6)	$(0.5)	$(26.0)	Revenue
	(6.6)	3.2	(7.0)	11.5	Cost of sales
	(0.2)	0.1	(0.3)	0.2	Selling, general and administrative expense
	(4.9)	2.9	(8.9)	6.9	Other income (expense), net
	(7.6)	(9.4)	(16.7)	(7.4)	Income (loss) before income taxes
	(2.2)	(4.7)	(4.9)	(5.4)	Provision for income taxes
	$(5.4)	$(4.7)	$(11.8)	$(2.0)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$(0.1)	$(0.2)	$(0.2)	$(0.3)	(a)
Amortization of net actuarial loss	(5.7)	(6.1)	(9.1)	(13.0)	(a)
	(5.8)	(6.3)	(9.3)	(13.3)	Income (loss) before income taxes
	(2.7)	(1.3)	(3.1)	(3.4)	Provision for income taxes
	$(3.1)	$(5.0)	$(6.2)	$(9.9)	Net income (loss)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
NOTE 14. SHARE-BASED COMPENSATION
Under the Amended and Restated TechnipFMC plc Incentive Award Plan (the “2017 Plan”), we may grant certain incentives and awards to our officers, employees, non-employee directors and consultants of the Company and its subsidiaries. Awards may include share options, share appreciation rights, performance stock units, restricted stock units, restricted shares or other awards authorized under the Plan. On April 28, 2022, we adopted the TechnipFMC plc 2022 Incentive Award Plan (the “Plan”), which replaces the 2017 Plan. Under the Plan, 8.9 million ordinary shares were authorized for awards and the remaining available shares from the 2017 Plan were added to the 2022 pool.

We recognize compensation expense and the corresponding tax benefits for awards under incentive award plans. Share-based compensation expense for non-vested share options, performance-based shares and restricted stock units was $9.1 million and $7.3 million for the three months ended June 30, 2022 and 2021, respectively, and $19.0 million and $10.7 million for the six months ended June 30, 2022 and 2021, respectively.
NOTE 15. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Subsea	$2.6	$1.0	$(0.8)	20.7
Surface Technologies	4.4	1.0	6.0	3.8
Corporate and other	0.2	—	3.0	3.0
Total impairment, restructuring and other expenses	$7.2	$2.0	$8.2	$27.5

During the six months ended June 30, 2022, we recorded $8.2 million of impairment, restructuring expenses, primarily related to exiting our operations in Russia. During the six months ended June 30, 2021, we recorded $19.6 million of impairment expenses, primarily relating to our operating lease right-of-use assets as a result of certain real estate realization actions.
Restructuring and Other Expenses
Restructuring and other charges primarily consisted of severance, facilities restructuring and other employee related costs across all segments and were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Subsea	$2.6	$0.4	$(0.8)	4.4
Surface Technologies	4.4	0.8	4.9	3.5
Corporate and other	0.2	—	3.0	—
Total restructuring and other expenses	$7.2	$1.2	$7.1	$7.9

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
Guarantees consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Financial guarantees (a)	$206.4	$177.4
Performance guarantees (b)	1,033.5	1,069.0
Maximum potential undiscounted payments	$1,239.9	$1,246.4
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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at June 30, 2022 and December 31, 2021, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.

NOTE 17. INCOME TAXES
Our provision for income taxes for the three months ended June 30, 2022 and 2021 reflected effective tax rates of 71.7% and (25.3)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance and a change in geographical profit mix year over year.
Our provision for income taxes for the six months ended June 30, 2022 and 2021 reflected effective tax rates of 221.6% and 18.6%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance and a change in geographical profit mix year over year.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of June 30, 2022, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,592.8	1,655.4
Norwegian krone	2,400.0	241.4
Australian dollar	234.0	161.0
Singapore dollar	89.6	64.3
British pound	49.4	59.8
Indonesian rupiah	415,522.0	27.9
Canadian dollar	25.2	19.6
Indian rupee	1,010.8	12.8
Mexican peso	(52.1)	(2.6)
Kuwaiti dinar	(4.2)	(13.7)
Brazilian real	(284.2)	(54.3)
Malaysian ringgit	(512.3)	(116.2)
U.S. dollar	(801.5)	(801.5)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of June 30, 2022, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	80.9	15.5
Norwegian krone	30.3	3.0
Euro	(3.0)	(3.1)
U.S. dollar	(13.9)	(13.9)
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
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	June 30, 2022		December 31, 2021
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$203.5	$292.2	$106.4	$139.5
Long-term - Derivative financial instruments	24.7	53.0	10.5	15.5
Total derivatives designated as hedging instruments	228.2	345.2	116.9	155.0
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	9.9	49.8	3.9	21.5
Total derivatives not designated as hedging instruments	9.9	49.8	3.9	21.5
Total derivatives	$238.1	$395.0	$120.8	$176.5
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $65.7 million and $18.7 million as of June 30, 2022 and December 31, 2021, respectively. We expect to transfer an approximate $32.9 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2024.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Foreign exchange contracts	$(43.9)	$(0.2)	$(63.7)	$(20.4)

The following tables represent the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

(In millions)	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income	$4.1	$(6.6)	$(0.2)	$(4.9)	$(15.6)	$3.2	$0.1	$2.9
Amounts excluded from effectiveness testing	2.3	(2.5)	0.4	(3.8)	(0.8)	(1.5)	(0.9)	(1.4)
Total cash flow hedge gain (loss) recognized in income	6.4	(9.1)	0.2	(8.7)	(16.4)	1.7	(0.8)	1.5
Total hedge gain (loss) recognized in income	$6.4	$(9.1)	$0.2	$(8.7)	$(16.4)	$1.7	$(0.8)	$1.5

Gain (loss) recognized in income on derivatives not designated as hedging instruments	—	(1.0)	—	(15.5)	1.2	0.1	—	44.8
Total	$6.4	$(10.1)	$0.2	$(24.2)	$(15.2)	$1.8	$(0.8)	$46.3

(In millions)	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(0.5)	$(7.0)	$(0.3)	$(8.9)	$(26.0)	$11.5	$0.2	$6.9
Amounts excluded from effectiveness testing	3.0	(3.8)	0.5	(19.6)	0.2	(2.7)	—	(2.0)
Total cash flow hedge gain (loss) recognized in income	2.5	(10.8)	0.2	(28.5)	(25.8)	8.8	0.2	4.9

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.1)	(1.4)	—	14.0	1.4	0.6	—	33.4
Total	$2.4	$(12.2)	$0.2	$(14.5)	$(24.4)	$9.4	$0.2	$38.3

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2022 and December 31, 2021, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2022			December 31, 2021
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$238.1	$(133.9)	$104.2	$120.8	$(78.6)	$42.2
Derivative liabilities	$395.0	$(133.9)	$261.1	$176.5	$(78.6)	$97.9

NOTE 19. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022				December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Investment in Technip Energies	$—	$—	$—	$—	$317.3	$317.3	$—	$—
Equity securities(a)	19.9	19.9	—	—	25.0	25.0	—	—
Money market fund	2.0	—	2.0	—	2.4	—	2.4	—
Stable value fund(b)	0.3	—	—	—	0.3	—	—	—
Held-to-maturity debt securities	23.7	—	23.7	—	24.0	—	24.0	—
Derivative financial instruments
Foreign exchange contracts	238.1	—	238.1	—	120.8	—	120.8	—
Total assets	$284.0	$19.9	$263.8	$—	$489.8	$342.3	$147.2	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	395.0	—	395.0	—	176.5	—	176.5	—
Total liabilities	$395.0	$—	$395.0	$—	$176.5	$—	$176.5	$—
(a)Includes fixed income and other investments measured at fair value.
(b)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Investment in Technip Energies - The fair value of our investment in Technip Energies was based on quoted prices that we had the ability to access in public markets. As of June 30, 2022, we fully divested our remaining ownership in Technip Energies. See Note 10 for further details.
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

The following summarizes impairments of our long-lived assets and related post-impairment fair value for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
(In millions)	Impairment	Fair Value
Long-lived assets(a)	$19.6	$31.6
(a)Measuring these asset groups for recoverability required the use of unobservable inputs that require significant judgment. Such judgments include expected future asset utilization in response to market conditions.

Other fair value disclosures
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes, revolving credit facility and senior notes was $1,126.5 million and $1,706.1 million as of June 30, 2022 and December 31, 2021, respectively.
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

NOTE 20. SUBSEQUENT EVENT
On July 27, 2022, we announced that the Company’s Board of Directors has authorized a new share repurchase program under which the Company may repurchase up to $400.0 million of its outstanding ordinary shares. The program represents 14 percent of the Company’s outstanding shares as of July 26, 2022 closing price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook – The growth in global energy demand has been driven by increased economic activity. Oil prices have been further supported by the industry’s more disciplined capital spend, particularly for OPEC+ countries which appear to be focused on realizing a price that supports both economic growth and continued energy investment.

The shift from the pandemic-led contraction to economic growth has resulted in high inflation and logistical bottlenecks. The energy transition and the Russian invasion of Ukraine have further exacerbated these trends, with the invasion disrupting access to several key commodities and supply routes. With long-term demand for energy forecast to increase, the conflict has highlighted the need for greater energy security for countries across the globe.

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

We have been successful in building on our partnerships and alliances to further position ourselves as the leading offshore energy architect.

•During the first quarter, one of our partnerships in offshore renewables, Magnora Offshore Wind, signed the Option to Lease Agreement for the ScotWind N3 area, where the proposed development project will install 33 floating wind turbines with total capacity of approximately 500 megawatts – which could power more than 600,000 homes in the United Kingdom. We also signed an agreement with Shell to explore synergies with a shared goal of enabling offshore renewable energy generation and reducing total CO2 emissions – another example of how our long-standing partnerships extend to all areas of our business.

•More recently, Orbital Marine Power, which is collaborating with TechnipFMC to accelerate the global commercialization of its tidal stream turbine, was awarded two contracts for difference in the UK Allocation Round 4 multi-turbine projects in Eday, Orkney. Capable of delivering 7.2MW of predictable clean energy to the grid once completed, these Orbital tidal stream energy projects will support the UK’s security of supply, energy transition and broader climate change objectives.

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

For the current year, our early engagement and client partnerships support our view that subsea tree awards for the total industry are likely to exceed 350 – a level not seen since 2013. We experienced continued strength in Subsea inbound in the first half of the year, with orders growing to $3.8 billion, a book-to-bill of 1.4. iEPCI, direct awards and subsea services represented approximately 70 percent of total orders. We now expect our full-year Subsea orders will be up as much as 40 percent versus the prior year, above our previous forecast of 30 percent, with orders now approaching $7 billion in 2022.

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

With CTO, we have designed an environment, process, culture and tools which are scalable and, more importantly, are transformational to the future of our company. Our customers require a product platform that provides them with choices which meet their unique and evolving needs, but also provides them with the significant speed, cost and efficiency benefits that come with product and process standardization. CTO has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25 percent lower product cost and a shortened 12 month delivery time for subsea production equipment – savings that are both real and sustainable. This has paved the way for other products to adopt a similar operating model, enabling an enterprise-wide way of working.

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

The Middle East remains one of our largest market opportunities in the current decade. In December 2021, Surface Technologies’ received a multi-year contract from Abu Dhabi National Oil Company - its largest ever award - to provide wellheads, trees and associated services. We are also adding new manufacturing capabilities in Saudi Arabia where the country is expected to increase its sustainable oil capacity and significantly increase its production of natural gas over the next decade.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Three Months Ended
	June 30,		Change
(In millions, except %)	2022	2021	$	%
Revenue	$1,717.2	$1,668.8	$48.4	2.9

Costs and expenses
Cost of sales	1,478.4	1,442.5	35.9	2.5
Selling, general and administrative expense	143.1	172.6	(29.5)	(17.1)
Research and development expense	11.5	19.2	(7.7)	(40.1)
Impairment, restructuring and other expenses (Note 15)	7.2	2.0	5.2	260.0
Total costs and expenses	1,640.2	1,636.3	3.9	0.2

Other income (expense), net	3.0	(1.0)	4.0	400.0
Income from equity affiliates (Note 10)	4.3	12.8	(8.5)	(66.4)
Income (loss) from investment in Technip Energies (Note 10)	0.8	(146.8)	147.6	100.5
Loss on early extinguishment of debt	(29.8)	—	(29.8)	(100.0)
Net interest expense	(27.7)	(35.2)	7.5	21.3
Income (loss) before income taxes	27.6	(137.7)	165.3	120.0
Provision for income taxes (Note 17)	19.8	34.9	(15.1)	(43.3)
Income (loss) from continuing operations	7.8	(172.6)	180.4	104.5
Net (income) from continuing operations attributable to non-controlling interests	(5.7)	(2.1)	(3.6)	(171.4)
Income (loss) from continuing operations attributable to TechnipFMC plc	2.1	(174.7)	176.8	101.2
Income from discontinued operations	—	7.7	(7.7)	(100.0)
Net Income (loss) attributable to TechnipFMC plc	$2.1	$(167.0)	$169.1	101.3
Revenue
Revenue increased $48.4 million during the three months ended June 30, 2022, compared to the same period in 2021. Subsea revenue increased year-over-year, primarily driven by an increase in installation and service activity. Surface Technologies revenue increased, primarily as a result of the increase in operator activity in North America.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of sales, increased to 13.9% during the three months ended June 30, 2022, compared to 13.6% in the prior-year period. Subsea gross profit increased year over year due to increase in backlog margins and increase in installation and services activity. Surface Technologies gross profit decreased year-over-year, primarily due to impacts of manufacturing transition to our new facility in Saudi Arabia.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $29.5 million year-over-year, primarily driven by a decrease in costs associated with our support functions.

Impairment, Restructuring and Other Expenses
We incurred $7.2 million of restructuring, impairment and other expenses during the three months ended June 30, 2022 compared to $2.0 million during the three months ended June 30, 2021. The increase was driven primarily by restructuring expenses associated with exiting our operations in Russia.

Other Income (Expense), Net

Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. In the second quarter of 2022, we recognized $3.0 million of other income, net, which primarily included $0.8 million of net foreign exchange losses and a $5.0 million gain on sales of property, plant and equipment. In the second quarter of 2021, we recognized $1.0 million of other expense, net, which primarily included $10.7 million of net foreign exchange losses. The change in foreign exchange gains and losses is primarily due to foreign exchange gains and losses from unhedged currencies and the effect of these foreign currencies’ exchange rate to a U.S. dollar on naturally hedged projects.

Income from Equity Affiliates

For the three months ended June 30, 2022 and 2021, we recorded income of $4.3 million and $12.8 million, respectively, from equity method affiliates.

Income (Loss) from Investment in Technip Energies

During the three months ended June 30, 2022 and 2021, we recorded $0.8 million of income and a $146.8 million loss, respectively, as a result of our investment in Technip Energies. The amounts recognized primarily reflect fair value revaluation gains (losses) of our investment. See Note 10 for further details.

Loss on Early Extinguishment of Debt

For the three months ended June 30, 2022, we recognized a $29.8 million loss on early extinguishment of debt. Loss on early extinguishment related to premium paid and write-off of bond issuance costs in connection with the repurchase of the 2021 Notes. See Note 12 for further details.

Net Interest Expense
Net interest expense of $27.7 million decreased by $7.5 million in the three months ended June 30, 2022, compared to the same period in 2021, primarily due to the reduction in the outstanding debt.

Provision for Income Taxes
Our provision for income taxes for the three months ended June 30, 2022 and 2021 reflected effective tax rates of 71.7% and (25.3)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, and a change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than those of the United Kingdom.

Discontinued Operations

Income from discontinued operations, net of income taxes, was $7.7 million for the three months ended June 30, 2021.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Six Months Ended
	June 30,		Change
(In millions, except %)	2022	2021	$	%
Revenue	$3,273.0	$3,300.8	$(27.8)	(0.8)

Costs and expenses
Cost of sales	2,848.6	2,883.7	(35.1)	(1.2)
Selling, general and administrative expense	302.7	320.2	(17.5)	(5.5)
Research and development expense	26.1	35.7	(9.6)	(26.9)
Impairment, restructuring and other expenses (Note 15)	8.2	27.5	(19.3)	(70.2)
Total costs and expenses	3,185.6	3,267.1	(81.5)	(2.5)

Other income, net	43.8	34.6	9.2	26.6
Income from equity affiliates (Note 10)	9.7	20.5	(10.8)	(52.7)
Income (loss) from investment in Technip Energies (Note 10)	(27.7)	323.3	(351.0)	(108.6)
Loss on early extinguishment of debt	(29.8)	(23.5)	(6.3)	(26.8)
Net interest expense	(61.6)	(69.7)	8.1	11.6
Income before income taxes	21.8	318.9	(297.1)	(93.2)
Provision for income taxes (Note 17)	48.3	59.4	(11.1)	(18.7)
Income (loss) from continuing operations	(26.5)	259.5	(286.0)	(110.2)
Net (income) from continuing operations attributable to non-controlling interests	(13.7)	(3.9)	(9.8)	(251.3)
Income (loss) from continuing operations attributable to TechnipFMC plc	(40.2)	255.6	(295.8)	(115.7)
Income (loss) from discontinued operations	(19.4)	(52.5)	33.1	63.0
Income from discontinued operations attributable to non-controlling interests	—	(1.9)	1.9	100.0
Net income (loss) attributable to TechnipFMC plc	$(59.6)	$201.2	$(260.8)	(129.6)
Revenue
Revenue decreased by $27.8 million during the six months ended June 30, 2022, compared to the same period in 2021. Subsea revenue decreased year-over-year, primarily driven by a lower starting backlog due to deteriorated market conditions in 2021 which negatively impacted order intake for future delivery. Surface Technologies revenue increased, primarily as a result of the increase in operator activity in North America.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of sales, increased to 13.0% during the six months ended June 30, 2022, compared to 12.6% in the prior-year period. Subsea gross profit increased year-over-year, as a result of improved margins in backlog and an increase in installation and service activity. Surface Technologies gross profit decreased year-over-year, primarily due to impacts of the manufacturing transition to our new facility in Saudi Arabia.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $17.5 million year-over-year, primarily due to decrease in costs associated with our support functions.
Impairment, Restructuring and Other Expense
We incurred $8.2 million of restructuring, impairment and other expenses during the six months ended June 30, 2022, compared to $27.5 million during the six months ended June 30, 2021. During the six months ended June 30,

2022, we incurred restructuring expenses, primarily associated with exiting our operations in Russia. See Note 15 for further details.

Other Income, Net
Other income, net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. The foreign currency impact was a net gain of $27.6 million and $17.4 million for the six months ended June 30, 2022 and 2021, respectively.

Income from Equity Affiliates

For the six months ended June 30, 2022 and 2021, we recorded an income of $9.7 million and $20.5 million, respectively, from equity method affiliates.

Income (Loss) from Investment in Technip Energies

During the six months ended June 30, 2022 and 2021, we recorded a $27.7 million loss and $323.3 million of income, respectively, as a result of our investment in Technip Energies. The amounts recognized primarily represent fair value revaluation gains (losses) of our investment. See Note 10 for further details.

Loss on Early Extinguishment of Debt

For the six months ended June 30, 2022 and 2021, we recognized losses of $29.8 million and $23.5 million on early extinguishment of debt, respectively. Loss on early extinguishment of debt recognized during the six months ended June 30, 2022 related to premium paid and write-off of bond issuance costs in connection with the repurchase of the 2021 Notes. Loss on early extinguishment of debt recognized during the six months ended June 30, 2021 related to premium paid in connection with the repayment of our 3.45% Senior Notes due 2022. See Note 12 for further details.

Provision for Income Taxes
Our provision for income taxes for the six months ended June 30, 2022 and 2021 reflected effective tax rates of 221.6% and 18.6%, respectively. The year-over-year increase in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance and a change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $19.4 million and $52.5 million for the six months ended June 30, 2022 and 2021, respectively. See Note 2 for further details.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2022 AND 2021
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 for further details.
Subsea

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2022	2021	$	%
Revenue	$1,414.6	$1,394.3	20.3	1.5
Operating profit	$97.1	$72.4	24.7	34.1

Operating profit as a percentage of revenue	6.9%	5.2%		1.7 pts.
Subsea revenue increased $20.3 million or 1.5% year-over-year, primarily due to higher activity in Brazil.

Subsea operating profit for the three months ended June 30, 2022 improved versus the prior year, primarily due to improved margins in backlog and increased installation and service activity.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Surface Technologies

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2022	2021	$	%
Revenue	$302.6	$274.5	28.1	10.2
Operating profit	$10.0	$12.9	(2.9)	(22.5)

Operating profit as a percentage of revenue	3.3%	4.7%		(1.4) pts.
Surface Technologies revenue increased $28.1 million, or 10.2%, year-over-year, primarily driven by an increase in operator activity in North America and the success of our iComplete™ ecosystem. Revenue outside of North America represented approximately 52.2% of total segment revenue during the three months ended June 30, 2022.
Surface Technologies operating profit decreased versus the prior year, primarily due to impacts of the manufacturing transition to our new facility in Saudi Arabia.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Corporate Expenses

	Three Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Corporate expenses	$(22.0)	$(30.3)	8.3	27.4
Corporate expenses decreased by $8.3 million, or 27.4%, year-over-year, primarily due to decreased costs associated with our support functions.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Subsea

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Revenue	$2,703.7	$2,780.8	(77.1)	(2.8)
Operating profit	$151.1	$109.4	41.7	38.1

Operating profit as a percentage of revenue	5.6%	3.9%		1.7 pts.
Subsea revenue decreased by $77.1 million, or 2.8%, primarily due to a lower starting backlog as market conditions linked to the COVID-19 pandemic negatively impacted order intake in the prior year. Despite these challenges, we continued to demonstrate strong execution of our backlog.

Subsea operating profit for the six months ended June 30, 2022 improved versus the prior year, primarily due to the improved margins in backlog and an increased mix of installation and service activities.

Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.

Surface Technologies

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Revenue	$569.3	$520.0	49.3	9.5
Operating profit	$13.7	$21.1	(7.4)	(35.1)

Operating profit as a percentage of revenue	2.4%	4.1%		(1.7) pts.
Surface Technologies revenue increased by $49.3 million, or 9.5%, primarily driven by an increase in North America activity. Approximately 54.2% of total segment revenue was generated outside of North America during the six months ended June 30, 2022.
Surface Technologies operating profit decreased year-over-year, primarily due to impacts of manufacturing transition to our new facility in Saudi Arabia.
Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.
Corporate Expenses

	Six Months Ended
	June 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Corporate expenses	$(51.5)	$(59.1)	7.6	12.9

Corporate expenses decreased by $7.6 million, or 12.9%, year-over-year, primarily due to decreased costs associated with our support functions.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.

NON-GAAP MEASURES
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide non-GAAP financial measures (as defined in Item 10 of Regulation S-K of the Exchange Act) below:
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2022
	Income from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$2.1	$5.7	$19.8	$57.5	$85.1	$94.0	$179.1

Charges and (credits):
Restructuring and other charges*	7.1	—	1.1	—	8.2	—	8.2
Income from investment in Technip Energies	(0.8)	—	—	—	(0.8)	—	(0.8)
Adjusted financial measures	$8.4	$5.7	$20.9	$57.5	$92.5	$94.0	$186.5

Diluted earnings per share from continuing operations attributable to TechnipFMC plc, as reported	$0.00
Adjusted diluted earnings per share from continuing operations attributable to TechnipFMC plc	$0.02
*Includes inventory write-off of approximately $1.1 million.

	Three Months Ended
	June 30, 2021
	Loss from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(174.7)	$2.1	$34.9	$35.2	$(102.5)	$98.0	$(4.5)

Charges and (credits):
Impairment and other charges	0.8	—	—	—	0.8	—	0.8
Restructuring and other charges	1.1	—	0.1	—	1.2	—	1.2
Loss from investment in Technip Energies	146.8	—	—	—	146.8	—	146.8
Adjusted financial measures	$(26.0)	$2.1	$35.0	$35.2	$46.3	$98.0	$144.3

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(0.39)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.06)

	Six Months Ended
	June 30, 2022
	Loss from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(40.2)	$13.7	$48.3	$91.4	$113.2	$189.9	$303.1

Charges and (credits):
Impairment and other charges	1.1	—	—	—	1.1	—	1.1
Restructuring and other charges*	6.8	—	1.3	—	8.1	—	8.1
Loss from investment in Technip Energies	27.7	—	—	—	27.7	—	27.7
Adjusted financial measures	$(4.6)	$13.7	$49.6	$91.4	$150.1	$189.9	$340.0

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(0.09)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.01)
*Includes inventory write-off of approximately $1.1 million.

	Six Months Ended
	June 30, 2021
	Income (loss) from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$255.6	$3.9	$59.4	$93.2	$412.1	$193.2	$605.3

Charges and (credits):
Impairment and other charges	19.6	—	—	—	19.6	—	19.6
Restructuring and other charges	7.6	—	0.3	—	7.9	—	7.9
Income from Investment in Technip Energies	(323.3)	—	—	—	(323.3)	—	(323.3)
Adjusted financial measures	$(40.5)	$3.9	$59.7	$93.2	$116.3	$193.2	$309.5

Diluted earnings per share from continuing operations attributable to TechnipFMC plc, as reported	$0.56
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.09)

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2022
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net and Other	Total
Revenue	$1,414.6	$302.6	$—	$—	$1,717.2

Operating profit (loss), as reported (pre-tax)	$97.1	$10.0	$(22.0)	$—	$85.1

Charges and (credits):
Restructuring and other charges*	2.6	5.4	0.2	—	8.2
Loss from investment in Technip Energies	—	—	—	(0.8)	(0.8)
Subtotal	2.6	5.4	0.2	(0.8)	7.4

Adjusted Operating profit (loss)	99.7	15.4	(21.8)	(0.8)	92.5

Depreciation and amortization	76.3	17.0	0.7	—	94.0

Adjusted EBITDA	$176.0	$32.4	$(21.1)	$(0.8)	$186.5

Operating profit margin, as reported	6.9%	3.3%			5.0%

Adjusted Operating profit margin	7.0%	5.1%			5.4%

Adjusted EBITDA margin	12.4%	10.7%			10.9%
*Includes inventory write-off of approximately $1.1 million.

	Three Months Ended
	June 30, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$1,394.3	$274.5	$—	$—	$1,668.8

Operating profit (loss), as reported (pre-tax)	$72.4	$12.9	$(30.3)	$(157.5)	$(102.5)

Charges and (credits):
Impairment and other charges	0.6	0.2	—	—	0.8
Restructuring and other charges	0.4	0.8	—	—	1.2
Loss from investment in Technip Energies	—	—	—	146.8	146.8
Subtotal	1.0	1.0	—	146.8	148.8

Adjusted Operating profit (loss)	73.4	13.9	(30.3)	(10.7)	46.3

Depreciation and amortization	80.7	16.3	1.0	—	98.0

Adjusted EBITDA	$154.1	$30.2	$(29.3)	$(10.7)	$144.3

Operating profit margin, as reported	5.2%	4.7%			(6.1)%

Adjusted Operating profit margin	5.3%	5.1%			2.8%

Adjusted EBITDA margin	11.1%	11.0%			8.6%

	Six Months Ended
	June 30, 2022
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net and Other	Total
Revenue	$2,703.7	$569.3	$—	$—	$3,273.0

Operating profit (loss), as reported (pre-tax)	$151.1	$13.7	$(51.5)	$(0.1)	$113.2

Charges and (credits):
Impairment and other charges	—	1.1	—	—	1.1
Restructuring and other charges*	(0.8)	5.9	3.0	—	8.1
Loss from investment in Technip Energies	—	—	—	27.7	27.7
Subtotal	(0.8)	7.0	3.0	27.7	36.9

Adjusted Operating profit (loss)	150.3	20.7	(48.5)	27.6	150.1

Depreciation and amortization	154.7	33.7	1.5	—	189.9

Adjusted EBITDA	$305.0	$54.4	$(47.0)	$27.6	$340.0

Operating profit margin, as reported	5.6%	2.4%			3.5%

Adjusted Operating profit margin	5.6%	3.6%			4.6%

Adjusted EBITDA margin	11.3%	9.6%			10.4%
*Includes inventory write-off of approximately $1.1 million.

	Six Months Ended
	June 30, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$2,780.8	$520.0	$—	$—	$3,300.8

Operating loss, as reported (pre-tax)	$109.4	$21.1	$(59.1)	$340.7	$412.1

Charges and (credits):
Impairment and other charges	16.3	0.3	3.0	—	19.6
Restructuring and other charges	4.4	3.5	—	—	7.9
Income from investment in Technip Energies	—	—	—	(323.3)	(323.3)
Subtotal	20.7	3.8	3.0	(323.3)	(295.8)

Adjusted Operating profit (loss)	130.1	24.9	(56.1)	17.4	116.3

Depreciation and amortization	159.1	32.2	1.9	—	193.2

Adjusted EBITDA	$289.2	$57.1	$(54.2)	$17.4	$309.5

Operating profit margin, as reported	3.9%	4.1%			12.5%

Adjusted Operating profit margin	4.7%	4.8%			3.5%

Adjusted EBITDA margin	10.4%	11.0%			9.4%
INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Subsea	$1,928.0	$1,291.3	$3,821.6	$2,810.1
Surface Technologies	273.7	268.2	565.0	471.5
Total inbound orders	$2,201.7	$1,559.5	$4,386.6	$3,281.6
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 4 for further details.

	Order Backlog
(In millions)	June 30, 2022	December 31, 2021
Subsea	$7,926.3	$6,533.0
Surface Technologies	1,113.1	1,124.7
Total order backlog	$9,039.4	$7,657.7
Subsea - Subsea backlog of $7,926.3 million as of June 30, 2022 increased by $1,393.3 million compared to December 31, 2021. Subsea backlog was composed of various subsea projects, including Petrobras Buzios 6, Mero I, Mero II and Marlim; Total Energies Mozambique LNG and Clov 3; ExxonMobil Yellowtail and Payara; Petronas Limbayong; Husky West White Rose; Equinor Halten East; Tullow Jubilee South East and Wintershall Maria.

Surface Technologies - Order backlog for Surface Technologies as of June 30, 2022 decreased by $11.6 million compared to December 31, 2021. Given the short-cycle nature of the business, orders are generally converted into revenue within twelve months.
Non-consolidated backlog - As of June 30, 2022, we had $533.7 million of non-consolidated order backlog in our Subsea segment. Non-consolidated order backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.
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
The following table provides a reconciliation of our total debt to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$684.9	$1,327.4
Short-term debt and current portion of long-term debt	(274.0)	(277.6)
Long-term debt, less current portion	(1,200.7)	(1,727.3)
Net debt	$(789.8)	$(677.5)

Cash Flows
Operating cash flows from continuing operations - We used $426.3 million of cash in operating activities from continuing operations during the six months ended June 30, 2022, as compared to $95.6 million of cash generated by operating cash flows from continuing operations during the same period in 2021. The decrease of $521.9 million in cash generated by operating activities from continuing operations was primarily due to timing differences on projects, vendor payments for inventory, fluctuations in derivative assets and liabilities and timing of income tax refund.
Investing cash flows from continuing operations - Investing activities from continuing operations provided $229.5 million and $470.5 million of cash during the six months ended June 30, 2022 and 2021, respectively. The decrease of $241.0 million in cash provided by investing activities was primarily due to a $169.6 million decrease in proceeds received from sales of our investment in Technip Energies and a decrease in proceeds from sales of assets, partially offset by a decrease in capital expenditures during the six months ended June 30, 2022.
Financing cash flows from continuing operations - Financing activities from continuing operations used $460.7 million and $955.8 million of cash during the six months ended June 30, 2022 and 2021, respectively. The decrease in cash used by financing activities was primarily due to the decreased debt pay down activity during the six months ended June 30, 2022.

Debt and Liquidity
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of June 30, 2022, there were $170.0 million of borrowings and $45.4 million letters of credit outstanding, and our availability under the Revolving Credit Facility was $784.6 million.
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
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates. During the six months ended June 30, 2022, there were no changes to our identified critical accounting estimates.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e)under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2022.
Issuer Purchases of Equity Securities
We did not have any purchases of equity securities during the three months ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
4.1
Supplemental Indenture, dated May 4, 2022, by and among TechnipFMC plc and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on May 4, 2022) (File No. 001-37983).

10.1*	TechnipFMC plc 2022 Incentive Award Plan (incorporated by reference from Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 18, 2022) (File No. 001-37983).
10.2**	Form of Restricted Stock Unit Agreement for Directors pursuant to the TechnipFMC plc Incentive Award Plan
10.3**	Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan
10.4**	Form of Performance Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan
10.5**	Form of Performance Stock Unit Agreement (Magma)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Indicates a management contract or compensatory plan or arrangement.
**    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 29, 2022