Form 10-Q
period 2022-09-30
TechnipFMC plc
filed 2022-10-28
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2022
Ordinary shares, $1.00 par value per share	446,440,061

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue
Service revenue	$902.0	$901.0	$2,773.6	$2,640.6
Product revenue	778.6	640.0	2,074.9	2,121.8
Lease revenue	52.4	38.4	157.5	117.8
Total revenue	1,733.0	1,579.4	5,006.0	4,880.2

Costs and expenses
Cost of service revenue	684.1	761.4	2,288.5	2,338.5
Cost of product revenue	753.5	571.4	1,914.5	1,815.0
Cost of lease revenue	36.8	31.2	120.0	94.2
Selling, general and administrative expense	151.9	153.4	454.6	473.6
Research and development expense	19.0	18.7	45.1	54.4
Impairment, restructuring and other expenses (Note 15)	6.9	7.3	15.1	34.8
Total costs and expenses	1,652.2	1,543.4	4,837.8	4,810.5

Other income (expense), net	(10.3)	(5.9)	33.5	28.7
Income (loss) from equity affiliates (Note 10)	13.8	(30.0)	23.5	(9.5)
Income (loss) from investment in Technip Energies (Note 10)	—	28.5	(27.7)	351.8
Income before net interest expense and income taxes	84.3	28.6	197.5	440.7
Interest income	4.2	2.1	12.2	8.9
Interest expense	(35.1)	(41.4)	(104.7)	(117.9)
Loss on early extinguishment of debt	—	(16.0)	(29.8)	(39.5)
Income (loss) before income taxes	53.4	(26.7)	75.2	292.2
Provision for income taxes (Note 17)	42.7	12.3	91.0	71.7
Income (loss) from continuing operations	10.7	(39.0)	(15.8)	220.5
Net (income) from continuing operations attributable to non-controlling interests	(5.7)	(1.6)	(19.4)	(5.5)
Income (loss) from continuing operations attributable to TechnipFMC plc	5.0	(40.6)	(35.2)	215.0
Income (loss) from discontinued operations	(15.3)	8.4	(34.7)	(44.1)
Income from discontinued operations attributable to non-controlling interests	—	—	—	(1.9)
Net income (loss) attributable to TechnipFMC plc	$(10.3)	$(32.2)	$(69.9)	$169.0

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.01	$(0.09)	$(0.08)	$0.48
Diluted	$0.01	$(0.09)	$(0.08)	$0.47

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$(0.03)	$0.02	$(0.08)	$(0.10)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$(0.02)	$(0.07)	$(0.16)	$0.38
Diluted	$(0.02)	$(0.07)	$(0.16)	$0.37

Weighted average shares outstanding (Note 6)
Basic	450.1	450.7	451.1	450.4
Diluted	458.1	450.7	451.1	454.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Net income (loss) attributable to TechnipFMC plc	$(10.3)	$(32.2)	$(69.9)	$169.0
Net (income) from continuing operations attributable to non-controlling interests	(5.7)	(1.6)	(19.4)	(5.5)
Income from discontinued operations attributable to non-controlling interests	—	—	—	(1.9)
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	(4.6)	(30.6)	(50.5)	176.4

Foreign currency translation adjustments(a)	(100.0)	(57.2)	(104.3)	(1.8)

Net gains (losses) on hedging instruments
Net losses arising during the period	(33.4)	(16.8)	(92.0)	(28.8)
Reclassification adjustment for net (gains) losses included in net income (loss)	6.7	1.3	18.5	3.3
Net losses on hedging instruments(b)	(26.7)	(15.5)	(73.5)	(25.5)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(1.5)	3.2	(3.0)	4.4
Reclassification adjustment for amortization of prior service cost included in net income (loss)	0.1	0.1	0.3	0.4
Reclassification adjustment for amortization of net actuarial loss included in net income (loss)	2.9	4.7	8.9	14.3
Net pension and other post-retirement benefits(c)	1.5	8.0	6.2	19.1
Other comprehensive loss, net of tax	(125.2)	(64.7)	(171.6)	(8.2)
Comprehensive income (loss)	(129.8)	(95.3)	(222.1)	168.2
Comprehensive income attributable to non-controlling interest	(2.9)	(0.2)	(12.2)	(5.9)
Comprehensive income (loss) attributable to TechnipFMC plc	$(132.7)	$(95.5)	$(234.3)	$162.3

(a)Net of income tax benefit of nil for the three and nine months ended September 30, 2022 and 2021.
(b)Net of income tax benefit of $8.1 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively, and $8.2 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively.
(c)Net of income tax expense of $(2.9) million and $(2.1) million for the three months ended September 30, 2022 and 2021, respectively, and $(6.0) million and $(5.5) million for the nine months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$711.5	$1,327.4
Trade receivables, net of allowances of $35.9 in 2022 and $38.1 in 2021	1,048.8	911.9
Contract assets, net of allowances of $1.2 in 2022 and $1.1 in 2021	1,023.9	966.0
Inventories, net (Note 8)	1,031.6	1,031.9
Derivative financial instruments (Note 18)	306.1	110.3
Income taxes receivable	79.3	85.0
Advances paid to suppliers	51.9	79.4
Other current assets (Note 9)	505.9	512.3
Investment in Technip Energies (Note 10)	—	317.3
Total current assets	4,759.0	5,341.5
Investments in equity affiliates (Note 10)	315.3	292.4
Property, plant and equipment, net of accumulated depreciation of $2,270.1 in 2022 and $2,204.0 in 2021	2,258.2	2,597.2
Operating lease right-of-use assets	734.3	707.9
Finance lease right-of-use assets	51.6	52.2
Intangible assets, net of accumulated amortization of $642.7 in 2022 and $575.5 in 2021	734.2	813.7
Deferred income taxes	72.0	74.3
Derivative financial instruments (Note 18)	13.9	10.5
Other assets	120.4	130.4
Total assets	$9,058.9	$10,020.1

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 12)	$231.9	$277.6
Operating lease liabilities	133.0	126.2
Finance lease liabilities	52.1	0.7
Accounts payable, trade	1,299.4	1,294.3
Contract liabilities	711.1	1,012.9
Accrued payroll	163.0	194.1
Derivative financial instruments (Note 18)	523.9	161.0
Income taxes payable	90.5	124.6
Other current liabilities (Note 9)	534.1	660.4
Total current liabilities	3,739.0	3,851.8
Long-term debt, less current portion (Note 12)	1,134.9	1,727.3
Operating lease liabilities, less current portion	685.1	646.8
Financing lease liabilities, less current portion	1.1	51.1
Deferred income taxes	42.1	47.5
Accrued pension and other post-retirement benefits, less current portion	91.2	113.4
Derivative financial instruments (Note 18)	45.9	15.5
Other liabilities	145.3	148.3
Total liabilities	5,884.6	6,601.7
Commitments and contingent liabilities (Note 16)
Stockholders’ equity (Note 13)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2022 and 2021; 446.4 shares and 450.7 shares issued and outstanding in 2022 and 2021, respectively	446.4	450.7
Capital in excess of par value of ordinary shares	9,143.8	9,160.8
Accumulated deficit	(4,973.9)	(4,903.8)
Accumulated other comprehensive loss	(1,469.4)	(1,305.0)
Total TechnipFMC plc stockholders’ equity	3,146.9	3,402.7
Non-controlling interests	27.4	15.7
Total equity	3,174.3	3,418.4
Total liabilities and equity	$9,058.9	$10,020.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended September 30,
	2022	2021
Cash provided (required) by operating activities
Net income (loss)	$(50.5)	$176.4
Net loss from discontinued operations	34.7	44.1
Adjustments to reconcile income (loss) from continuing operations to cash provided (required) by operating activities
Depreciation and amortization	284.4	289.7
Impairments	4.7	20.9
Employee benefit plan and share-based compensation costs	27.0	22.5
Deferred income tax benefit	(21.1)	(39.0)
(Income) loss from investment in Technip Energies	27.7	(351.8)
Unrealized (gain) loss on derivative instruments and foreign exchange	66.4	(19.3)
(Income) loss from equity affiliates, net of dividends received	(23.1)	9.4
Loss on early extinguishment of debt	29.8	39.5
Other	2.9	(19.0)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(375.1)	(320.0)
Inventories, net	(27.4)	165.9
Trade payables and contract liabilities	(108.0)	(26.8)
Income taxes payable, net	(19.0)	178.9
Other current assets and liabilities, net	(93.5)	57.4
Other non-current assets and liabilities, net	25.8	2.7
Cash provided (required) by operating activities from continuing operations	(214.3)	231.5
Cash provided by operating activities from discontinued operations	—	66.3
Cash provided (required) by operating activities	(214.3)	297.8

Cash provided (required) by investing activities
Capital expenditures	(94.3)	(131.2)
Proceeds from sales of assets	13.4	95.7
Proceeds from sale of investment in Technip Energies	288.5	784.5
Proceeds from repayment of advances to joint venture	12.5	12.5
Other	(6.8)	(1.7)
Cash provided by investing activities from continuing operations	213.3	759.8
Cash required by investing activities from discontinued operations	—	(4.5)
Cash provided by investing activities	213.3	755.3

Cash required by financing activities
Net decrease in short-term debt	(204.7)	(31.3)
Net decrease in commercial paper	—	(974.3)
Net increase in revolving credit facility	150.0	—
Proceeds from issuance of long-term debt	—	1,164.4
Repayments of long-term debt	(451.7)	(1,242.2)
Share repurchases	(50.1)	—
Payments for debt issuance costs	—	(53.5)
Acquisition of non-controlling interest	—	(48.6)
Other	(70.3)	(3.8)
Cash required by financing activities from continuing operations	(626.8)	(1,189.3)
Cash required by financing activities from discontinued operations	—	(3,617.7)
Cash required by financing activities	(626.8)	(4,807.0)
Effect of changes in foreign exchange rates on cash and cash equivalents	11.9	(19.9)
Change in cash and cash equivalents	(615.9)	(3,773.8)
Cash and cash equivalents, beginning of period	1,327.4	4,807.8
Cash and cash equivalents, end of period	$711.5	$1,034.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2021	$450.6	$9,144.7	$(4,714.0)	$(1,294.9)	$42.9	$3,629.3
Net income (loss)	—	—	(32.2)	—	1.6	(30.6)
Other comprehensive loss	—	—	—	(63.3)	(1.4)	(64.7)
Share-based compensation (Note 14)	—	7.7	—	—	—	7.7
Accrued distributions to non-controlling interest	—	—	—	—	(15.0)	(15.0)
Other	—	—	(1.5)	—	(5.8)	(7.3)
Balance as of September 30, 2021	$450.6	$9,152.4	$(4,747.7)	$(1,358.2)	$22.3	$3,519.4

Balance as of June 30, 2022	$452.2	$9,178.2	$(4,964.0)	$(1,347.0)	$25.0	$3,344.4
Net income (loss)	—	—	(10.3)	—	5.7	(4.6)
Other comprehensive loss	—	—	—	(122.4)	(2.8)	(125.2)
Share-based compensation (Note 14)	—	9.9	—	—	—	9.9
Shares repurchased and cancelled	(5.8)	(44.3)	—	—	—	(50.1)
Other	—	—	0.4	—	(0.5)	(0.1)
Balance as of September 30, 2022	$446.4	$9,143.8	$(4,973.9)	$(1,469.4)	$27.4	$3,174.3

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2020	$449.5	$10,242.4	$(4,915.2)	$(1,622.5)	$60.1	$4,214.3
Net income	—	—	169.0	—	7.4	176.4
Other comprehensive loss	—	—	—	(6.7)	(1.5)	(8.2)
Issuance of ordinary shares	1.1	—	—	—	—	1.1
Share-based compensation (Note 14)	—	18.4	—	—	—	18.4
Spin-off of Technip Energies (Note 2)	—	(1,108.4)	—	271.0	(19.9)	(857.3)
Accrued distributions to non-controlling interest	—	—	—	—	(15.0)	(15.0)
Other	—	—	(1.5)	—	(8.8)	(10.3)
Balance as of September 30, 2021	$450.6	$9,152.4	$(4,747.7)	$(1,358.2)	$22.3	$3,519.4

Balance as of December 31, 2021	$450.7	$9,160.8	$(4,903.8)	$(1,305.0)	$15.7	$3,418.4
Net income (loss)	—	—	(69.9)	—	19.4	(50.5)
Other comprehensive loss	—	—	—	(164.4)	(7.2)	(171.6)
Issuance of ordinary shares	1.5	(1.6)	—	—	—	(0.1)
Share-based compensation (Note 14)	—	28.9	—	—	—	28.9
Shares repurchased and cancelled	(5.8)	(44.3)	—	—	—	(50.1)
Other	—	—	(0.2)	—	(0.5)	(0.7)
Balance as of September 30, 2022	$446.4	$9,143.8	$(4,973.9)	$(1,469.4)	$27.4	$3,174.3
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
In connection with the Spin-off, TechnipFMC and Technip Energies entered into a separation and distribution agreement, as well as various other agreements, including, among others, a tax matters agreement, an employee matters agreement, a transition services agreement and certain agreements relating to intellectual property. These agreements provide for the allocation between TechnipFMC and Technip Energies of assets, employees, taxes, liabilities and obligations attributable to periods prior to, at and after the Spin-off.
Discontinued Operations
The Spin-off represented a strategic shift that had a major impact to our operations and consolidated financial statements. Accordingly, historical results of Technip Energies prior to the Distribution on February 16, 2021 have been presented as discontinued operations in our condensed consolidated statements of income and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2021. Our condensed consolidated statements of income and condensed consolidated statements of cash flows and notes to the condensed consolidated financial statements have been updated to reflect continuing operations only.

The following table summarizes the components of income (loss) from discontinued operations, net of income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Revenue	$—	$—	$—	$906.0
Costs and expenses	(15.8)	—	(15.8)	(889.3)
Other expense, net	—	—	—	(18.6)
Loss from discontinued operations before income taxes	$(15.8)	$—	$(15.8)	$(1.9)
Income tax expense (benefit)	(0.5)	(8.4)	18.9	42.2
Income (loss) from discontinued operations, net of income taxes	$(15.3)	$8.4	$(34.7)	$(44.1)
For both the three and nine months ended September 30, 2022, we recorded $15.8 million in expense from discontinued operations due to a change in estimate of liabilities recognized in connection with the Spin-off. Also, for the three and nine months ended September 30, 2022, we recorded $(0.5) million and $18.9 million, respectively, in income tax (benefit) expense from discontinued operations related to a change in estimate in our French tax group.
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

The following tables present total revenue by geography for each reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Reportable Segments
	Three Months Ended
	September 30, 2022		September 30, 2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$411.7	$30.1	$211.5	$22.7
Europe and Central Asia	395.0	42.1	423.2	46.3
Africa	216.5	7.6	257.8	8.5
North America	205.1	146.2	174.7	99.3
Asia Pacific	162.7	26.4	244.9	20.9
Middle East	24.0	65.6	—	69.6
Total revenue	$1,415.0	$318.0	$1,312.1	$267.3

	Nine Months Ended
	September 30, 2022		September 30, 2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe and Central Asia	$1,154.6	$121.6	$1,102.9	$145.2
Latin America	1,069.0	78.9	809.7	57.8
Africa	653.3	25.7	822.6	31.2
Asia Pacific	586.3	70.6	736.8	72.2
North America	582.3	406.9	594.4	266.6
Middle East	73.2	183.6	26.5	214.3
Total revenue	$4,118.7	$887.3	$4,092.9	$787.3

The following tables present total revenue by contract type for each reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Reportable Segments
	Three Months Ended
	September 30, 2022		September 30, 2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$845.0	$57.0	$861.7	$39.3
Products	556.0	222.6	441.6	198.4
Lease	14.0	38.4	8.8	29.6
Total revenue	$1,415.0	$318.0	$1,312.1	$267.3

	Nine Months Ended
	September 30, 2022		September 30, 2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$2,611.0	$162.6	$2,530.2	$110.4
Products	1,463.4	611.5	1,526.5	595.3
Lease	44.3	113.2	36.2	81.6
Total revenue	$4,118.7	$887.3	$4,092.9	$787.3

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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of September 30, 2022 and December 31, 2021:

(In millions)	September 30, 2022	December 31, 2021	$ change	% change
Contract assets	$1,023.9	$966.0	$57.9	6.0
Contract liabilities	(711.1)	(1,012.9)	301.8	29.8
Net contract assets (liabilities)	$312.8	$(46.9)	$359.7	767.0
The increase in our contract assets from December 31, 2021 to September 30, 2022 was primarily due to the timing of project milestones.
The decrease in our contract liabilities was primarily due to progress relative to performance obligations and completion of performance obligations for contracts, for which consideration was received in advance of the work performed during the period.

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended September 30, 2022 and 2021 that was included in the contract liabilities balance as of December 31, 2021 and 2020 was $256.0 million and $53.4 million, respectively, and $471.7 million and $250.5 million for the nine months ended September 30, 2022 and 2021, respectively.
In addition, net revenue recognized from our performance obligations satisfied in prior periods had favorable impacts of $97.2 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively, and $119.2 million and $6.9 million, for the nine months ended September 30, 2022 and 2021, respectively, from changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represents the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of September 30, 2022, the aggregate amount of the transaction price allocated to order backlog was $8,841.0 million. TechnipFMC expects to recognize revenue on approximately 14.2% of the order backlog through 2022 and 85.8% thereafter.
The following table details the order backlog for each business segment as of September 30, 2022:

(In millions)	2022	2023	Thereafter
Subsea	$996.1	$3,747.3	$2,859.8
Surface Technologies	256.2	286.1	695.5
Total order backlog	$1,252.3	$4,033.4	$3,555.3
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

Segment revenue and segment operating profit were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Segment revenue
Subsea	$1,415.0	$1,312.1	$4,118.7	$4,092.9
Surface Technologies	318.0	267.3	887.3	787.3
Total segment revenue	$1,733.0	$1,579.4	$5,006.0	$4,880.2

Segment operating profit
Subsea	$105.0	$23.5	$256.1	$132.9
Surface Technologies	19.0	12.1	32.7	33.2
Total segment operating profit	$124.0	$35.6	$288.8	$166.1

Corporate items
Corporate expense(a)	(25.2)	(29.3)	(76.7)	(88.4)
Net interest expense	(30.9)	(39.3)	(92.5)	(109.0)
Loss on early extinguishment of debt	—	(16.0)	(29.8)	(39.5)
Income (loss) from investment in Technip Energies	—	28.5	(27.7)	351.8
Foreign exchange gains (losses)	(14.5)	(6.2)	13.1	11.2
Total corporate items	(70.6)	(62.3)	(213.6)	126.1
Income (loss) before income taxes(b)	$53.4	$(26.7)	$75.2	$292.2
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.

NOTE 6. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2022	2021	2022	2021
Income (loss) from continuing operations attributable to TechnipFMC plc	$5.0	$(40.6)	$(35.2)	$215.0
Income (loss) from discontinued operations attributable to TechnipFMC plc	(15.3)	8.4	(34.7)	(46.0)
Net income (loss) attributable to TechnipFMC plc	$(10.3)	$(32.2)	$(69.9)	$169.0

Weighted average number of shares outstanding	450.1	450.7	451.1	450.4
Dilutive effect of restricted stock units	5.4	—	—	3.9
Dilutive effect of performance shares	2.6	—	—	0.4
Total shares and dilutive securities	458.1	450.7	451.1	454.7

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.01	$(0.09)	$(0.08)	$0.48
Diluted	$0.01	$(0.09)	$(0.08)	$0.47

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$(0.03)	$0.02	$(0.08)	$(0.10)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$(0.02)	$(0.07)	$(0.16)	$0.38
Diluted	$(0.02)	$(0.07)	$(0.16)	$0.37
For the three months ended September 30, 2021, we incurred a loss from continuing operations; therefore, the impact of 4.3 million shares was anti-dilutive. For the nine months ended September 30, 2022, we incurred a loss from continuing operations; therefore, the impact of 6.6 million shares was anti-dilutive.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares, where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions of shares)	2022	2021	2022	2021
Share option awards	1.6	1.7	1.6	1.6
Restricted share units	—	0.1	—	0.3
Total	1.6	1.8	1.6	1.9
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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	September 30, 2022			December 31, 2021
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating A3 - Ba2	2020-2022	$53.9	Moody’s rating Ba2	2019-2020	$50.9
Debt securities at amortized cost	Moody’s rating Caa1	2021	16.1	Moody’s rating B3	2019-2021	24.0
Total financial assets			$70.0			$74.9
Credit Losses
For contract assets, trade receivables, loans receivables, and other, we have elected to calculate an expected credit loss based on loss rates from historical data. We develop loss-rate statistics on the basis of the amount written-off over the life of the financial assets and contract assets and adjust these historical credit loss trends for forward-looking factors specific to the debtors and the economic environment to determine lifetime expected losses.
For held-to-maturity debt securities at amortized cost, we evaluate whether the debt securities are considered to have low credit risk at the reporting date using available and supportable information.
The table below shows the roll-forward of allowance for credit losses as of September 30, 2022 and 2021, respectively.

	Balance as of September 30, 2022
(In millions)	Trade receivables	Contract assets	Loans receivable and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2021	$38.1	$1.1	$0.6	$2.7
Current period provision (release) for expected credit losses	—	0.1	(0.1)	(1.5)
Recoveries	(2.2)	—	—	—
Allowance for credit losses at September 30, 2022	$35.9	$1.2	$0.5	$1.2

	Balance as of September 30, 2021
(In millions)	Trade receivables	Contract assets	Loans receivable and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2020	$40.2	$2.4	$7.9	$0.5
Current period provision (release) for expected credit losses	(0.7)	(0.5)	(0.2)	2.2
Recoveries	(1.2)	(0.7)	—	—
Allowance for credit losses at September 30, 2021	$38.3	$1.2	$7.7	$2.7
Certain trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.

NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
Raw materials	$299.8	$250.1
Work in process	158.2	178.7
Finished goods	573.6	603.1
Inventories, net	$1,031.6	$1,031.9
NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
Value-added tax receivables	$212.5	$222.4
Withholding tax and other receivables	137.8	176.7
Prepaid expenses	80.8	50.7
Assets held for sale	18.3	5.0
Held-to-maturity investments	13.8	8.8
Current financial assets at amortized cost	12.9	21.9
Other	29.8	26.8
Total other current assets	$505.9	$512.3
Other current liabilities consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
Legal provisions	$106.8	$121.7
Warranty accruals and project contingencies	103.4	119.5
Value-added tax and other taxes payable	63.6	71.0
Social security liability	50.8	70.4
Compensation accrual	47.1	85.7
Provisions	11.3	23.6
Current portion of accrued pension and other post-retirement benefits	3.3	5.2
Other accrued liabilities	147.8	163.3
Total other current liabilities	$534.1	$660.4
NOTE 10. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three and nine months ended September 30, 2022, our income from equity affiliates was $13.8 million and $23.5 million, respectively. Our loss from equity affiliates during the three and nine months ended September 30, 2021 was $30.0 million and $9.5 million, respectively.
During the first quarter of 2022, we entered into Magnora Offshore Wind AS, a partnership with Magnora ASA, in order to develop floating offshore wind projects. As of September 30, 2022, the equity method investment balance was $2.7 million and represented approximately 20% ownership.

Investment in Technip Energies
There was no gain or loss recognized for the three months ended September 30, 2022 as we fully divested our remaining ownership in Technip Energies prior to June 30, 2022. For the nine months ended September 30, 2022, we recognized a $27.7 million loss related to our investment in Technip Energies. The amount recognized includes purchase price discounts on the sales of shares and fair value revaluation gains (losses) of our investment.
For the three and nine months ended September 30, 2021, we recognized $28.5 million and $351.8 million of income, respectively, related to our investment in Technip Energies. The amounts recognized include purchase price discounts on the sales of shares and fair value revaluation gains (losses) of our investment.
NOTE 11. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Accounts receivable consisted of receivables due from the following related parties:

(In millions)	September 30, 2022	December 31, 2021
Dofcon Navegacao	$10.4	$22.7
Techdof Brasil AS	5.3	4.5
Others	0.7	2.5
Total accounts receivable	$16.4	$29.7
Dofcon Navegacao and Techdof Brasil AS are our equity method investments. Additionally, we have a note receivable of $0 and $12.6 million with Dofcon Brasil AS as of September 30, 2022 and December 31, 2021, respectively. These are included in other assets in our condensed consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, we did not have significant accounts payable outstanding with our related parties.
Revenue consisted of amounts from following related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Dofcon Navegacao	$1.6	$0.1	$7.0	$1.3
Techdof Brasil AS	1.8	3.6	1.8	12.5
Others	1.8	3.5	4.8	7.8
Total revenue	$5.2	$7.2	$13.6	$21.6
Expenses consisted of amounts to the following related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Dofcon Navegacao	$6.3	$8.3	$12.4	$21.3
Jumbo Shipping	3.5	—	11.8	—
Others	4.4	24.2	14.2	39.3
Total expenses	$14.2	$32.5	$38.4	$60.6
A member of our Board of Directors serves on the Board of Directors for Jumbo Shipping.

NOTE 12. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
Revolving credit facility	$150.0	$—
3.40% 2012 Private placement notes due 2022	—	169.9
3.15% 2013 Private placement notes due 2023	248.5	288.8
5.75% 2020 Private placement notes due 2025	194.9	226.5
6.50% Senior notes due 2026	202.9	633.1
4.00% 2012 Private placement notes due 2027	73.1	84.9
4.00% 2012 Private placement notes due 2032	97.5	113.3
3.75% 2013 Private placement notes due 2033	97.5	113.3
Bank borrowings and other	312.8	397.4
Unamortized debt issuance costs and discounts	(10.4)	(22.3)
Total debt	1,366.8	2,004.9
Less: current borrowings	231.9	277.6
Long-term debt	$1,134.9	$1,727.3
Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multi-currency Revolving Credit Facility, including a $450.0 million letter of credit sub-facility. We incurred $34.8 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in other assets in our condensed consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of September 30, 2022, there were $150.0 million of borrowings and $45.4 million of letters of credit outstanding, and our availability under the Revolving Credit Facility was $804.6 million.
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
2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”). The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in long-term debt in our condensed consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method.

During the nine months ended September 30, 2022, we completed a tender offer and purchased for cash $430.2 million of the outstanding 2021 Notes. We paid a cash premium of $21.5 million to the tendering note holders and wrote-off $8.3 million of debt issuance costs. Concurrent with the tender offer, the Company obtained consents of holders with respect to the 2021 Notes to certain proposed amendments (“Proposed Amendments”) to the indenture governing these notes. The Proposed Amendments, among other things, eliminated substantially all of the restrictive covenants and certain event of default triggers in the indenture.
As of September 30, 2022, we were in compliance with all debt covenants.
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
NOTE 13. STOCKHOLDERS’ EQUITY
In July 2022, the Board of Directors authorized the repurchase of up to $400.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $50.1 million of ordinary shares during the three months ended September 30, 2022. Based upon the remaining repurchase authority of $349.9 million and the closing stock price as of September 30, 2022, approximately 41.4 million ordinary shares could be subject to repurchase. All share repurchases were immediately cancelled.
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
June 30, 2022	$(1,158.3)	$(64.1)	$(124.6)	$(1,347.0)	$(10.1)
Other comprehensive income (loss) before reclassifications, net of tax	(97.2)	(33.4)	(1.5)	(132.1)	(2.8)
Reclassification adjustment for net losses included in net income, net of tax	—	6.7	3.0	9.7	—
Other comprehensive income (loss), net of tax	(97.2)	(26.7)	1.5	(122.4)	(2.8)
September 30, 2022	$(1,255.5)	$(90.8)	$(123.1)	$(1,469.4)	$(12.9)

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2021	$(1,158.4)	$(17.3)	$(129.3)	$(1,305.0)	$(5.7)
Other comprehensive loss before reclassifications, net of tax	(97.1)	(92.0)	(3.0)	(192.1)	(7.2)
Reclassification adjustment for net losses included in net income (loss), net of tax	—	18.5	9.2	27.7	—
Other comprehensive income (loss), net of tax	(97.1)	(73.5)	6.2	(164.4)	(7.2)
September 30, 2022	$(1,255.5)	$(90.8)	$(123.1)	$(1,469.4)	$(12.9)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(1.4)	$(1.6)	$(1.9)	$(27.6)	Revenue
	(5.6)	0.7	(12.6)	12.2	Cost of sales
	—	(0.1)	(0.3)	0.1	Selling, general and administrative expense
	(2.2)	(0.7)	(11.1)	6.2	Other income (expense), net
	(9.2)	(1.7)	(25.9)	(9.1)	Income (loss) before income taxes
	(2.5)	(0.4)	(7.4)	(5.8)	Provision for income taxes
	$(6.7)	$(1.3)	$(18.5)	$(3.3)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$(0.1)	$(0.1)	$(0.3)	$(0.4)	Other income (expense), net (a)
Amortization of net actuarial loss	(5.8)	(6.8)	(14.9)	(19.8)	Other income (expense), net (a)
	(5.9)	(6.9)	(15.2)	(20.2)	Income (loss) before income taxes
	(2.9)	(2.1)	(6.0)	(5.5)	Provision for income taxes
	$(3.0)	$(4.8)	$(9.2)	$(14.7)	Net income (loss)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
NOTE 14. SHARE-BASED COMPENSATION
Under the Amended and Restated TechnipFMC plc Incentive Award Plan (the “2017 Plan”), we were able to grant certain incentives and awards to our officers, employees, non-employee directors and consultants of the Company and its subsidiaries. Awards included share options, share appreciation rights, performance stock units, restricted stock units, restricted shares or other awards authorized under the 2017 Plan. On April 28, 2022, we adopted the TechnipFMC plc 2022 Incentive Award Plan (the “Plan”), which replaces the 2017 Plan. Under the Plan, 8.9 million ordinary shares were authorized for awards, and the remaining available shares from the 2017 Plan were added to the authorized amount under the Plan.

We recognize compensation expense and the corresponding tax benefits for awards under incentive award plans. Share-based compensation expense for non-vested share options, performance-based shares and restricted stock units was $9.9 million and $7.7 million for the three months ended September 30, 2022 and 2021, respectively, and $28.9 million and $18.4 million for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 15. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Subsea	$3.3	$6.9	$2.5	27.6
Surface Technologies	3.6	—	9.6	3.8
Corporate and other	—	0.4	3.0	3.4
Total impairment, restructuring and other expenses	$6.9	$7.3	$15.1	$34.8

During the nine months ended September 30, 2022, we recorded $15.1 million of impairment and restructuring expenses, primarily related to exiting our operations in Russia and Canada. During the nine months ended September 30, 2021, we recorded $19.6 million of impairment expenses, primarily relating to our operating lease right-of-use assets as a result of certain real estate rationalization actions.
Restructuring and Other Expenses
Restructuring and other charges primarily consisted of severance, facilities restructuring and other employee related costs across all segments and were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Subsea	$1.4	$5.6	$0.6	10.0
Surface Technologies	1.9	—	6.8	3.5
Corporate and other	—	0.4	3.0	0.4
Total restructuring and other expenses	$3.3	$6.0	$10.4	$13.9

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
Guarantees consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
Financial guarantees (a)	$203.4	$177.4
Performance guarantees (b)	1,423.1	1,069.0
Maximum potential undiscounted payments	$1,626.5	$1,246.4
(a)Financial guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on changes in an underlying agreement that is related to an asset, a liability or an equity security of the guaranteed party. These tend to be drawn down only if there is a failure to fulfill our financial obligations.
(b)Performance guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on another entity's failure to perform under a non-financial obligating agreement. Events that trigger payment are performance-related, such as failure to ship a product or provide a service.
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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at September 30, 2022 and December 31, 2021, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.

NOTE 17. INCOME TAXES
Our provision for income taxes for the three months ended September 30, 2022 and 2021 reflected effective tax rates of 80.0% and (46.1)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the change in geographical profit mix year over year.
Our provision for income taxes for the nine months ended September 30, 2022 and 2021 reflected effective tax rates of 121.0% and 24.5%, respectively. The year-over-year increase in the effective tax rate was primarily due to the change in geographical profit mix year over year.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of September 30, 2022, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,128.0	1,099.3
Norwegian krone	3,239.9	299.3
Australian dollar	284.1	183.7
Singapore dollar	80.3	55.9
Indonesian rupiah	711,216.8	46.7
Canadian dollar	25.9	18.8
Indian rupee	1,312.9	16.1
British pound	(187.8)	(207.4)
Kuwaiti dinar	(4.1)	(13.1)
Malaysian ringgit	(452.6)	(97.6)
Brazilian real	(773.9)	(143.2)
U.S. dollar	(1,522.5)	(1,522.5)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of September 30, 2022, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	115.0	21.3
Norwegian krone	(11.4)	(1.1)
Euro	(2.6)	(2.5)
U.S. dollar	(16.5)	(16.5)
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
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	September 30, 2022		December 31, 2021
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$289.2	$436.4	$106.4	$139.5
Long-term - Derivative financial instruments	13.9	39.5	10.5	15.5
Total derivatives designated as hedging instruments	303.1	475.9	116.9	155.0
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	16.9	87.5	3.9	21.5
Long-term - Derivative financial instruments	—	6.4	—	—
Total derivatives not designated as hedging instruments	16.9	93.9	3.9	21.5
Total derivatives	$320.0	$569.8	$120.8	$176.5
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $92.2 million and $18.7 million as of September 30, 2022 and December 31, 2021, respectively. We expect to transfer an approximate $59.5 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the first half of 2025.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Foreign exchange contracts	$(43.9)	$(20.8)	$(107.6)	$(41.2)

The following tables represent the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

(In millions)	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income	$(1.4)	$(5.6)	$—	$(2.2)	$(1.6)	$0.7	$(0.1)	$(0.7)
Amounts excluded from effectiveness testing	5.2	(4.8)	(0.1)	(11.7)	(1.0)	(0.3)	—	(1.2)
Total cash flow hedge gain (loss) recognized in income	3.8	(10.4)	(0.1)	(13.9)	(2.6)	0.4	(0.1)	(1.9)
Total hedge gain (loss) recognized in income	$3.8	$(10.4)	$(0.1)	$(13.9)	$(2.6)	$0.4	$(0.1)	$(1.9)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	0.1	0.6	—	(22.0)	—	(0.1)	—	(25.2)
Total	$3.9	$(9.8)	$(0.1)	$(35.9)	$(2.6)	$0.3	$(0.1)	$(27.1)

(In millions)	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(1.9)	$(12.6)	$(0.3)	$(11.1)	$(27.6)	$12.2	$0.1	$6.2
Amounts excluded from effectiveness testing	8.2	(8.6)	0.4	(31.3)	(0.8)	(3.0)	—	(3.2)
Total cash flow hedge gain (loss) recognized in income	6.3	(21.2)	0.1	(42.4)	(28.4)	9.2	0.1	3.0
Total hedge gain (loss) recognized in income	6.3	(21.2)	0.1	(42.4)	(28.4)	9.2	0.1	3.0

Gain (loss) recognized in income on derivatives not designated as hedging instruments	—	(0.8)	—	(8.0)	1.4	0.5	—	8.2
Total	$6.3	$(22.0)	$0.1	$(50.4)	$(27.0)	$9.7	$0.1	$11.2

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2022 and December 31, 2021, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2022			December 31, 2021
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$320.0	$(200.2)	$119.8	$120.8	$(78.6)	$42.2
Derivative liabilities	$569.8	$(200.2)	$369.6	$176.5	$(78.6)	$97.9

NOTE 19. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2022				December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Investment in Technip Energies	$—	$—	$—	$—	$317.3	$317.3	$—	$—
Equity securities	18.7	18.7	—	—	25.0	25.0	—	—
Money market and stable value funds	1.7	—	1.5	—	2.7	—	2.4	—
Held-to-maturity debt securities	15.0	—	15.0	—	24.0	—	24.0	—
Derivative financial instruments
Foreign exchange contracts	320.0	—	320.0	—	120.8	—	120.8	—
Total assets	$355.4	$18.7	$336.5	$—	$489.8	$342.3	$147.2	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	569.8	—	569.8	—	176.5	—	176.5	—
Total liabilities	$569.8	$—	$569.8	$—	$176.5	$—	$176.5	$—

Investment in Technip Energies - The fair value of our investment in Technip Energies was based on quoted prices that we had the ability to access in public markets. As of September 30, 2022, we fully divested our remaining ownership in Technip Energies. See Note 10 for further details.
Equity securities - The fair value measurement of our traded securities is based on quoted prices that we have the ability to access in public markets.
Money market and stable value funds - These funds are valued at the net asset value of the shares held at the end of the quarter, which is based on the fair value of the underlying investments using information reported by our investment advisor at quarter-end. These funds include fixed income and other investments measured at fair value. Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
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

The following summarizes impairments of our long-lived assets and related post-impairment fair value for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
(In millions)	Impairment	Fair Value
Long-lived assets(a)	$20.9	$31.6
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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes, revolving credit facility and senior notes was $1,019.8 million and $1,706.1 million as of September 30, 2022 and December 31, 2021, respectively.
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

•During the first quarter, we signed the Option to Lease Agreement for the ScotWind N3 area through our partnership in offshore renewables, Magnora Offshore Wind. The proposed development project will install 33 floating wind turbines with total capacity of approximately 500 megawatts – which could power more than 600,000 homes in the United Kingdom. We also signed an agreement with Shell to explore synergies with a shared goal of enabling offshore renewable energy generation and reducing total CO2 emissions – another example of how our long-standing partnerships extend to all areas of our business.

•In July, Orbital Marine Power, which is collaborating with TechnipFMC to accelerate the global commercialization of its tidal stream turbine, was awarded two contracts for difference in the UK Allocation Round 4 multi-turbine projects in Eday, Orkney. Capable of delivering 7.2MW of predictable clean energy to the grid once completed, these Orbital tidal stream energy projects will support the UK’s security of supply, energy transition and broader climate change objectives.

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

For the current year, our early engagement and client partnerships support our view that subsea tree awards for the total industry are likely to exceed 350 – a level not seen since 2013. We experienced continued strength in Subsea inbound in the first nine months of the year, with orders growing to $5.2 billion, a book-to-bill of 1.3. Our Subsea Opportunities list remains at a record level. This strong project pipeline and the active dialogue with our large and expanded customer base gives us continued confidence that our full-year Subsea inbound will be up as much as 40 percent versus the prior year, with orders approaching $7.0 billion in 2022. Extending the outlook into 2023, we believe orders over the next five quarters will be at least $9.0 billion.

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

The Middle East remains one of our largest market opportunities in the current decade. In December 2021, Surface Technologies’ received a multi-year contract from Abu Dhabi National Oil Company - its largest ever award - to provide wellheads, trees and associated services. We have also added new manufacturing capabilities in Saudi Arabia where the country is expected to increase its sustainable oil capacity and significantly increase its production of natural gas over the next decade.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three Months Ended
	September 30,		Change
(In millions, except %)	2022	2021	$	%
Revenue	$1,733.0	$1,579.4	$153.6	9.7

Costs and expenses
Cost of sales	1,474.4	1,364.0	110.4	8.1
Selling, general and administrative expense	151.9	153.4	(1.5)	(1.0)
Research and development expense	19.0	18.7	0.3	1.6
Impairment, restructuring and other expenses (Note 15)	6.9	7.3	(0.4)	(5.5)
Total costs and expenses	1,652.2	1,543.4	108.8	7.0

Other expense, net	(10.3)	(5.9)	(4.4)	(74.6)
Income (loss) from equity affiliates (Note 10)	13.8	(30.0)	43.8	146.0
Income from investment in Technip Energies (Note 10)	—	28.5	(28.5)	(100.0)
Loss on early extinguishment of debt	—	(16.0)	16.0	(100.0)
Net interest expense	(30.9)	(39.3)	8.4	21.4
Income (loss) before income taxes	53.4	(26.7)	80.1	300.0
Provision for income taxes (Note 17)	42.7	12.3	30.4	247.2
Income (loss) from continuing operations	10.7	(39.0)	49.7	127.4
Net (income) from continuing operations attributable to non-controlling interests	(5.7)	(1.6)	(4.1)	(256.3)
Income (loss) from continuing operations attributable to TechnipFMC plc	5.0	(40.6)	45.6	112.3
Income (loss) from discontinued operations	(15.3)	8.4	(23.7)	(282.1)
Net Income (loss) attributable to TechnipFMC plc	$(10.3)	$(32.2)	$21.9	68.0
Revenue
Revenue increased $153.6 million during the three months ended September 30, 2022, compared to the same period in 2021. Subsea revenue increased year-over-year, primarily driven by an increase in installation and services activity. Surface Technologies revenue increased, primarily as a result of the increase in operator activity in North America.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of sales, increased to 14.9% during the three months ended September 30, 2022, compared to 13.6% in the prior-year period. Subsea gross profit increased year over year due to improved margins in backlog and an increase in installation and services activity. Surface Technologies gross profit increased year-over-year, primarily due to an increase in operator activity in North America.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $1.5 million year-over-year, primarily driven by a decrease in costs associated with our support functions.

Impairment, Restructuring and Other Expenses
We incurred $6.9 million of impairment, restructuring and other expenses during the three months ended September 30, 2022, primarily related to exiting our operations in Canada compared, to $7.3 million during the three months ended September 30, 2021. See Note 15 for further details.

Other Income (Expense), Net
Other income (expense), net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. For the three months ended September 30, 2022, we recognized $10.3 million of other expense, net, which primarily included $14.5 million of net foreign exchange losses. For the three months ended September 30, 2021, we recognized $5.9 million of other expense, net, which primarily included $6.2 million of net foreign exchange losses. The change in foreign exchange gains and losses is primarily due to foreign exchange gains and losses from currencies that we cannot hedge.

Income (Loss) from Equity Affiliates

For the three months ended September 30, 2022 and 2021, we recorded an income of $13.8 million and a loss of $30.0 million, respectively, from equity method affiliates. During the three months ended September 30, 2021, we recorded a $36.7 million impairment of our Magma Global equity method investment.

Income from Investment in Technip Energies

During the three months ended September 30, 2021, we recorded $28.5 million of income as a result of our investment in Technip Energies. The amounts recognized primarily reflect fair value revaluation gains (losses) of our investment. See Note 10 for further details.

Loss on Early Extinguishment of Debt

For the three months ended September 30, 2021, we recognized a $16.0 million loss on early extinguishment of debt, which related to premium paid and write-off of debt issuance costs in connection with the repurchase of the 2021 Notes.

Net Interest Expense
Net interest expense of $30.9 million decreased by $8.4 million in the three months ended September 30, 2022, compared to the same period in 2021, primarily due to the reduction in outstanding debt.

Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2022 and 2021 reflected effective tax rates of 80.0% and (46.1)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than those of the United Kingdom.

Discontinued Operations

Income (loss) from discontinued operations, net of income taxes, was a loss of $15.3 million and income of $8.4 million for the three months ended September 30, 2022 and 2021, respectively.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2022	2021	$	%
Revenue	$5,006.0	$4,880.2	$125.8	2.6

Costs and expenses
Cost of sales	4,323.0	4,247.7	75.3	1.8
Selling, general and administrative expense	454.6	473.6	(19.0)	(4.0)
Research and development expense	45.1	54.4	(9.3)	(17.1)
Impairment, restructuring and other expenses (Note 15)	15.1	34.8	(19.7)	(56.6)
Total costs and expenses	4,837.8	4,810.5	27.3	0.6

Other income, net	33.5	28.7	4.8	16.7
Income (loss) from equity affiliates (Note 10)	23.5	(9.5)	33.0	347.4
Income (loss) from investment in Technip Energies (Note 10)	(27.7)	351.8	(379.5)	(107.9)
Loss on early extinguishment of debt	(29.8)	(39.5)	9.7	24.6
Net interest expense	(92.5)	(109.0)	16.5	15.1
Income before income taxes	75.2	292.2	(217.0)	(74.3)
Provision for income taxes (Note 17)	91.0	71.7	19.3	26.9
Income (loss) from continuing operations	(15.8)	220.5	(236.3)	(107.2)
Net (income) from continuing operations attributable to non-controlling interests	(19.4)	(5.5)	(13.9)	(252.7)
Income (loss) from continuing operations attributable to TechnipFMC plc	(35.2)	215.0	(250.2)	(116.4)
Loss from discontinued operations	(34.7)	(44.1)	9.4	21.3
Income from discontinued operations attributable to non-controlling interests	—	(1.9)	1.9	100.0
Net income (loss) attributable to TechnipFMC plc	$(69.9)	$169.0	$(238.9)	(141.4)
Revenue
Revenue increased by $125.8 million during the nine months ended September 30, 2022, compared to the same period in 2021. Subsea revenue increased year-over-year, primarily as a result of higher project and services activity. Surface Technologies revenue increased, primarily as a result of the increase in operator activity in North America.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of sales, increased to 13.6% during the nine months ended September 30, 2022, compared to 13.0% in the prior-year period. Subsea gross profit increased year-over-year, as a result of improved margins in backlog and an increase in installation and services activity. Surface Technologies gross profit decreased year-over-year, primarily due to the increase in operator activity in North America.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $19.0 million year-over-year, primarily due to a decrease in costs associated with our support functions.

Impairment, Restructuring and Other Expenses
We incurred $15.1 million of impairment, restructuring and other expenses during the nine months ended September 30, 2022, primarily related to exiting our operations in Russia and Canada, compared to $34.8 million during the nine months ended September 30, 2021. See Note 15 for further details.

Other Income, Net
Other income, net, primarily reflects foreign currency gains and losses, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. The foreign currency impact was a net gain of $13.1 million and $11.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Income (Loss) from Equity Affiliates

For the nine months ended September 30, 2022 and 2021, we recorded an income of $23.5 million and a loss of $9.5 million, respectively, from equity method affiliates. During the nine months ended September 30, 2021, we recorded a $36.7 million impairment of our Magma Global equity method investment.

Income (Loss) from Investment in Technip Energies

During the nine months ended September 30, 2022 and 2021, we recorded a $27.7 million loss and $351.8 million of income, respectively, as a result of our investment in Technip Energies. The amounts recognized primarily represent fair value revaluation gains (losses) of our investment. See Note 10 for further details.

Loss on Early Extinguishment of Debt

For the nine months ended September 30, 2022 and 2021, we recognized losses of $29.8 million and $39.5 million on early extinguishment of debt, respectively. Loss on early extinguishment of debt recognized during the nine months ended September 30, 2022 related to premium paid and write-off of debt issuance costs in connection with the repurchase of the 2021 Notes. Loss on early extinguishment of debt recognized during the nine months ended September 30, 2021 related to premium paid in connection with the repayment of our 3.45% Senior Notes due 2022 and premium paid and write-off of debt issuance costs in connection with repurchase of the 2021 Notes. See Note 12 for further details.

Net Interest Expense

Net interest expense of $92.5 million decreased by $16.5 million in the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the reduction in outstanding debt.

Provision for Income Taxes
Our provision for income taxes for the nine months ended September 30, 2022 and 2021 reflected effective tax rates of 121.0% and 24.5%, respectively. The year-over-year increase in the effective tax rate was primarily due to the change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $34.7 million and $44.1 million for the nine months ended September 30, 2022 and 2021, respectively. See Note 2 for further details.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 for further details.
Subsea

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2022	2021	$	%
Revenue	$1,415.0	$1,312.1	102.9	7.8
Operating profit	$105.0	$23.5	81.5	346.8

Operating profit as a percentage of revenue	7.4%	1.8%		5.6 pts.
Subsea revenue increased $102.9 million or 7.8% year-over-year, primarily due to higher activity in Brazil.

Subsea operating profit for the three months ended September 30, 2022 improved versus the prior year, primarily due to improved margins in backlog and increased installation and services activity.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Surface Technologies

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except % and pts.)	2022	2021	$	%
Revenue	$318.0	$267.3	50.7	19.0
Operating profit	$19.0	$12.1	6.9	57.0

Operating profit as a percentage of revenue	6.0%	4.5%		1.5 pts.
Surface Technologies revenue increased $50.7 million, or 19.0%, year-over-year, primarily driven by an increase in operator activity in North America. Revenue outside of North America represented approximately 54.0% of total segment revenue during the three months ended September 30, 2022.
Surface Technologies operating profit increased versus the prior year, primarily due to an increase in operator activity in North America.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.
Corporate Expense

	Three Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Corporate expense	$(25.2)	$(29.3)	4.1	14.0
Corporate expense decreased by $4.1 million, or 14.0%, year-over-year, primarily due to decreased costs associated with our support functions.

Refer to “Non-GAAP Measures” for further information regarding our segment operating results.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Subsea

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Revenue	$4,118.7	$4,092.9	25.8	0.6
Operating profit	$256.1	$132.9	123.2	92.7

Operating profit as a percentage of revenue	6.2%	3.2%		3.0 pts.
Subsea revenue increased by $25.8 million, or 0.6%, primarily due to higher project installation activity in Brazil and the United Kingdom, which was partially offset by the negative impact of foreign exchange.

Subsea operating profit for the nine months ended September 30, 2022, increased versus the prior year, primarily due to the improved margins in backlog and an increased mix of installation and services activities.

Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.

Surface Technologies

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Revenue	$887.3	$787.3	100.0	12.7
Operating profit	$32.7	$33.2	(0.5)	(1.5)

Operating profit as a percentage of revenue	3.7%	4.2%		(0.5) pts.
Surface Technologies revenue increased by $100.0 million, or 12.7%, primarily driven by an increase in North America activity. Approximately 54.1% of total segment revenue was generated outside of North America during the nine months ended September 30, 2022.
Surface Technologies operating profit decreased year-over-year, primarily due to increase in operator activity in North America.
Refer to “Non-GAAP Measures” below for more information regarding our segment operating results.
Corporate Expense

	Nine Months Ended
	September 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	$	%
Corporate expense	$(76.7)	$(88.4)	11.7	13.2

Corporate expense decreased by $11.7 million, or 13.2%, year-over-year, primarily due to decreased costs associated with our support functions.

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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2022
	Income from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$5.0	$5.7	$42.7	$30.9	$84.3	$94.5	$178.8

Charges and (credits):
Impairment and other charges	3.6	—	—	—	3.6	—	3.6
Restructuring and other charges	4.1	—	(0.9)	—	3.2	—	3.2
Adjusted financial measures	$12.7	$5.7	$41.8	$30.9	$91.1	$94.5	$185.6

Diluted earnings per share from continuing operations attributable to TechnipFMC plc, as reported	$0.01
Adjusted diluted earnings per share from continuing operations attributable to TechnipFMC plc	$0.03

	Three Months Ended
	September 30, 2021
	Loss from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income (loss) before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(40.6)	$1.6	$12.3	$55.3	$28.6	$96.5	$125.1

Charges and (credits):
Impairment and other charges*	38.0	—	—	—	38.0	—	38.0
Restructuring and other charges	6.1	—	(0.1)	—	6.0	—	6.0
Income from investment in Technip Energies	(28.5)	—	—	—	(28.5)	—	(28.5)
Adjusted financial measures	$(25.0)	$1.6	$12.2	$55.3	$44.1	$96.5	$140.6

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(0.09)
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.06)
*Includes $36.7 million impairment relating to our equity method investment.

	Nine Months Ended
	September 30, 2022
	Income (loss) from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$(35.2)	$19.4	$91.0	$122.3	$197.5	$284.4	$481.9

Charges and (credits):
Impairment and other charges	4.7	—	—	—	4.7	—	4.7
Restructuring and other charges*	10.9	—	0.4	—	11.3	—	11.3
Loss from investment in Technip Energies	27.7	—	—	—	27.7	—	27.7
Adjusted financial measures	$8.1	$19.4	$91.4	$122.3	$241.2	$284.4	$525.6

Diluted loss per share from continuing operations attributable to TechnipFMC plc, as reported	$(0.08)
Adjusted diluted earnings per share from continuing operations attributable to TechnipFMC plc	$0.02
*Includes inventory write-off of approximately $0.9 million.

	Nine Months Ended
	September 30, 2021
	Income (loss) from continuing operations attributable to TechnipFMC plc	Income attributable to non-controlling interests from continuing operations	Provision for income taxes	Net interest expense and loss on early extinguishment of debt	Income before net interest expense and income taxes (Operating profit)	Depreciation and amortization	Earnings before net interest expense, income taxes, depreciation and amortization (EBITDA)
TechnipFMC plc, as reported	$215.0	$5.5	$71.7	$148.5	$440.7	$289.7	$730.4

Charges and (credits):
Impairment and other charges*	57.6	—	—	—	57.6	—	57.6
Restructuring and other charges	13.7	—	0.2	—	13.9	—	13.9
Income from Investment in Technip Energies	(351.8)	—	—	—	(351.8)	—	(351.8)
Adjusted financial measures	$(65.5)	$5.5	$71.9	$148.5	$160.4	$289.7	$450.1

Diluted earnings per share from continuing operations attributable to TechnipFMC plc, as reported	$0.47
Adjusted diluted loss per share from continuing operations attributable to TechnipFMC plc	$(0.14)

*Includes $36.7 million impairment relating to our equity method investment.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2022
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net and Other	Total
Revenue	$1,415.0	$318.0	$—	$—	$1,733.0

Operating profit (loss), as reported (pre-tax)	$105.0	$19.0	$(25.2)	$(14.5)	$84.3

Charges and (credits):
Impairment and other charges	1.9	1.7	—	—	3.6
Restructuring and other charges	1.4	1.8	—	—	3.2
Subtotal	3.3	3.5	—	—	6.8

Adjusted Operating profit (loss)	108.3	22.5	(25.2)	(14.5)	91.1

Depreciation and amortization	75.5	18.3	0.7	—	94.5

Adjusted EBITDA	$183.8	$40.8	$(24.5)	$(14.5)	$185.6

Operating profit margin, as reported	7.4%	6.0%			4.9%

Adjusted Operating profit margin	7.7%	7.1%			5.3%

Adjusted EBITDA margin	13.0%	12.8%			10.7%

	Three Months Ended
	September 30, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$1,312.1	$267.3	$—	$—	$1,579.4

Operating profit (loss), as reported (pre-tax)	$23.5	$12.1	$(29.3)	$22.3	$28.6

Charges and (credits):
Impairment and other charges*	38.0	—	—	—	38.0
Restructuring and other charges	5.6	—	0.4	—	6.0
Income from investment in Technip Energies	—	—	—	(28.5)	(28.5)
Subtotal	43.6	—	0.4	(28.5)	15.5

Adjusted Operating profit (loss)	67.1	12.1	(28.9)	(6.2)	44.1

Depreciation and amortization	79.4	16.3	0.8	—	96.5

Adjusted EBITDA	$146.5	$28.4	$(28.1)	$(6.2)	$140.6

Operating profit margin, as reported	1.8%	4.5%			1.8%

Adjusted Operating profit margin	5.1%	4.5%			2.8%

Adjusted EBITDA margin	11.2%	10.6%			8.9%
*Includes $36.7 million impairment relating to our equity method investment.

	Nine Months Ended
	September 30, 2022
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net and Other	Total
Revenue	$4,118.7	$887.3	$—	$—	$5,006.0

Operating profit (loss), as reported (pre-tax)	$256.1	$32.7	$(76.7)	$(14.6)	$197.5

Charges and (credits):
Impairment and other charges	1.9	2.8	—	—	4.7
Restructuring and other charges*	0.6	7.7	3.0	—	11.3
Loss from investment in Technip Energies	—	—	—	27.7	27.7
Subtotal	2.5	10.5	3.0	27.7	43.7

Adjusted Operating profit (loss)	258.6	43.2	(73.7)	13.1	241.2

Depreciation and amortization	230.2	52.0	2.2	—	284.4

Adjusted EBITDA	$488.8	$95.2	$(71.5)	$13.1	$525.6

Operating profit margin, as reported	6.2%	3.7%			3.9%

Adjusted Operating profit margin	6.3%	4.9%			4.8%

Adjusted EBITDA margin	11.9%	10.7%			10.5%
*Includes inventory write-off of approximately $0.9 million.

	Nine Months Ended
	September 30, 2021
	Subsea	Surface Technologies	Corporate Expense	Foreign Exchange, net	Total
Revenue	$4,092.9	$787.3	$—	$—	$4,880.2

Operating loss, as reported (pre-tax)	$132.9	$33.2	$(88.4)	$363.0	$440.7

Charges and (credits):
Impairment and other charges*	54.3	0.3	3.0	—	57.6
Restructuring and other charges	10.0	3.5	0.4	—	13.9
Income from investment in Technip Energies	—	—	—	(351.8)	(351.8)
Subtotal	64.3	3.8	3.4	(351.8)	(280.3)

Adjusted Operating profit (loss)	197.2	37.0	(85.0)	11.2	160.4

Depreciation and amortization	238.5	48.5	2.7	—	289.7

Adjusted EBITDA	$435.7	$85.5	$(82.3)	$11.2	$450.1

Operating profit margin, as reported	3.2%	4.2%			9.0%

Adjusted Operating profit margin	4.8%	4.7%			3.3%

Adjusted EBITDA margin	10.6%	10.9%			9.2%

*Includes $36.7 million impairment relating to our equity method investment.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Subsea	$1,400.8	$1,116.0	$5,222.4	$3,926.1
Surface Technologies	449.2	249.9	1,014.2	721.4
Total inbound orders	$1,850.0	$1,365.9	$6,236.6	$4,647.5
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 4 for further details.

	Order Backlog
(In millions)	September 30, 2022	December 31, 2021
Subsea	$7,603.2	$6,533.0
Surface Technologies	1,237.8	1,124.7
Total order backlog	$8,841.0	$7,657.7
Subsea - Subsea backlog of $7,603.2 million as of September 30, 2022 increased by $1,070.2 million compared to December 31, 2021. Subsea backlog was composed of various subsea projects, including Petrobras Buzios 6, Mero I, Mero II and Marlim; Total Energies Mozambique LNG, Lapa NE and Clov 3; ExxonMobil Yellowtail and Payara; Shell Jackdaw and Gumusut; Husky West White Rose; Equinor Halten East; Tullow Jubilee South East; Wintershall Maria; and Harbour Talbot.

Surface Technologies - Order backlog for Surface Technologies as of September 30, 2022 increased by $113.1 million compared to December 31, 2021.
Non-consolidated backlog - As of September 30, 2022, we had $508.9 million of non-consolidated order backlog in our Subsea segment. Non-consolidated order backlog reflects the proportional share of backlog related to joint ventures that is not consolidated due to our minority ownership position.
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

The following table provides a reconciliation of our total debt to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$711.5	$1,327.4
Short-term debt and current portion of long-term debt	(231.9)	(277.6)
Long-term debt, less current portion	(1,134.9)	(1,727.3)
Net debt	$(655.3)	$(677.5)

Cash Flows
Operating cash flows from continuing operations - We used $214.3 million of cash in operating activities from continuing operations during the nine months ended September 30, 2022, as compared to $231.5 million of cash generated by operating cash flows from continuing operations during the same period in 2021. The decrease of $445.8 million in cash generated by operating activities from continuing operations was primarily due to timing differences on project milestones, vendor payments for inventory, fluctuations in derivative assets and liabilities and timing of income tax refund.
Investing cash flows from continuing operations - Investing activities from continuing operations provided $213.3 million and $759.8 million of cash during the nine months ended September 30, 2022 and 2021, respectively. The decrease of $546.5 million in cash provided by investing activities was primarily due to a $496.0 million decrease in proceeds received from sales of our investment in Technip Energies and a decrease in proceeds from sales of assets, partially offset by a decrease in capital expenditures during the nine months ended September 30, 2022.
Financing cash flows from continuing operations - Financing activities from continuing operations used $626.8 million and $1,189.3 million of cash during the nine months ended September 30, 2022 and 2021, respectively. The decrease in cash used by financing activities was primarily due to the decreased debt pay down activity, partially offset by share repurchases during the nine months ended September 30, 2022.
Debt and Liquidity
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of September 30, 2022, there were $150.0 million of borrowings and $45.4 million letters of credit outstanding, and our availability under the Revolving Credit Facility was $804.6 million.
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
Our capital expenditures can be adjusted and managed to match market demand and activity levels. We have reduced our expectations for capital expenditures for 2022 by $50.0 million to approximately $180.0 million, primarily due to the timing of vessel recertifications. Projected capital expenditures do not include any contingent capital that may be needed to respond to contract awards.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2022, there were no changes to our identified critical accounting estimates.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2022.
The following table summarizes repurchases of our ordinary shares during the three months ended September 30, 2022:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022—July 31, 2022	—	$—	—	—
August 1, 2022—August 31, 2022	3,690,444	$8.43	3,690,444	45,089,163
September 1, 2022—September 30, 2022	2,143,007	$8.82	2,143,007	41,357,370
Total	5,833,451	$8.57	5,833,451	41,357,370
____________________
(a)In July 2022, we announced a repurchase plan approved by our Board of Directors authorizing up to $400.0 million to repurchase shares of our issued and outstanding ordinary shares through open market purchases. For the three months ended September 30, 2022, we repurchased 5,833,451 shares for a total cost of $50.1 million at an average price of $8.57 per share.

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
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: October 28, 2022