Form 10-K
period 2022-12-31
TechnipFMC plc
filed 2023-02-24
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 30, 2022, by the closing price on such day of $6.73 as reported on the New York Stock Exchange, was $2.0 billion.

Class	Outstanding at February 20, 2023
Ordinary shares, $1.00 par value per share	442,208,014
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include unpredictable trends in the demand for and price of crude oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; the COVID-19 pandemic and any resurgence thereof; our inability to develop, implement and protect new technologies and services and intellectual property related thereto, including new technologies and services for our New Energy business; the cumulative loss of major contracts, customers or alliances and unfavorable credit and commercial terms of certain contracts; disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business; the refusal of DTC to act as depository agency for our shares; the impact of our existing and future indebtedness and the restrictions on our operations by terms of the agreements governing our existing indebtedness; the risks caused by our acquisition and divestiture activities; additional costs or risks from increasing scrutiny and expectations regarding ESG matters; uncertainties related to our investments in New Energy business; the risks caused by fixed-price contracts; our failure to timely deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; risks of pirates endangering our maritime employees and assets; any delays and cost overruns of new capital asset construction projects for vessels and manufacturing facilities; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with existing and future laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; the additional restrictions on dividend payouts or share repurchases as an English public limited company; uninsured claims and litigation against us; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; potential departure of our key managers and employees; adverse seasonal and weather conditions and unfavorable currency exchange rates; risk in connection with our defined benefit pension plan commitments; and our inability to obtain sufficient bonding capacity for certain contracts, as well as those set forth in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I
ITEM 1. BUSINESS
Company Overview
TechnipFMC plc, a public limited company incorporated and organized under the laws of England and Wales, with registered number 09909709, and with registered office at Hadrian House, Wincomblee Road, Newcastle Upon Tyne, NE6 3PL, United Kingdom (“TechnipFMC,” the “Company,” “we,” or “our”) is a global leader in the energy industry, delivering projects, products, technologies, and services. With our proprietary technologies and production systems, integrated expertise, and comprehensive solutions, we are transforming our customers’ project economics. We have operational headquarters in Houston, Texas, United States, and in 2022 we operated across two business segments: Subsea and Surface Technologies.

We are uniquely positioned to deliver greater efficiency across project lifecycles, from concept to project delivery and beyond. Through innovative technologies and improved efficiencies, our offering unlocks new possibilities for our customers in developing their energy resources and in their positioning to meet the energy transition challenge.
Enhancing our performance and competitiveness is a key component of our strategy, which is achieved through technology and innovation differentiation, seamless execution, and reliance on simplification to drive costs down. We are targeting profitable and sustainable growth by seizing market growth opportunities and expanding our range of services, including opportunities arising through the energy transition. We are managing our assets efficiently to ensure we are well-prepared to drive and benefit from the opportunities in many of the markets we serve.
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

In 2018, TechnipFMC delivered the industry’s first three full-cycle, integrated projects and realized considerable growth in Subsea order inbound, driven in part by its unique integrated offering, integrated Engineering, Procurement, Construction, and Installation, iEPCI™ (“iEPCI”). For all of 2019, the value of integrated subsea awards to TechnipFMC more than doubled versus the prior year, representing more than 50% of all Subsea project order inbound. The increase was driven by a wider adoption of the integrated business model, particularly by those clients with whom we have unique alliances. With the industry’s most comprehensive and only truly integrated subsea market offering, we have continued to expand the deepwater opportunity set for our clients.
On August 26, 2019, we announced our intention to separate into two diversified pure-play market leaders - TechnipFMC and Technip Energies.

On February 16, 2021, we completed the separation of the Technip Energies business segment. The transaction was structured as a spin-off (the “Spin-off”), which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1 percent of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., New York City time on the record date, February 17, 2021. Immediately following the completion of the Spin-off, we owned 49.9% of the outstanding shares of Technip Energies. As of December 31, 2022, we have fully divested our remaining ownership stake in Technip Energies.
On January 10, 2022, we announced that following a comprehensive review of the Company’s strategic objectives and proceeded with the voluntary delisting of our shares from Euronext Paris. The delisting was completed on February 18, 2022.

BUSINESS SEGMENTS
Subsea
We are driving change in subsea energy production by safely providing innovative technologies and integrated solutions that improve economics, enhance performance, and reduce emissions. As a fully integrated technology and services provider, we continue to drive responsible energy development.

Our Subsea segment provides integrated design, engineering, procurement, manufacturing, fabrication, installation, and life of field services for subsea systems, subsea field infrastructure, and subsea pipeline systems used in oil and gas production and transportation.

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

iEPCI is our unique, fully integrated approach to designing, managing, and executing subsea projects. By combining complementary skills with innovative technologies, we boost efficiency, lower costs, and accelerate time to first oil and gas for our clients. As the first subsea provider to integrate SPS with SURF and a fleet of installation vessels, we successfully created a new market opportunity in 2016 through our iEPCI offering. iEPCI projects are partnerships based on knowledge sharing and mutual trust. Success is based on early engagement and a collaborative, cooperative approach, both internally and with our clients.

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

We continue to support our clients following project delivery by offering aftermarket and life of field services. Our wide range of capabilities and solutions, including integrated life of field iLOF™ (“iLOF”), allows us to help clients increase oil and gas recovery and equipment uptime while reducing overall cost. Our iLOF offering is designed to unlock the full potential of subsea infrastructures during operations by transforming the way subsea services are delivered and proactively addressing the challenges operators face over the life of subsea fields. We provide production optimization, asset life extension insight, proactive debottlenecking, and condition-based maintenance.

Our Subsea business depends on our ability to maintain a cost-effective and efficient production system, achieve planned equipment production targets, successfully develop new products, and meet or exceed stringent performance and reliability standards.

Subsea Segment Products and Services
Subsea Production Systems. Our SPS are used in the offshore production of crude oil and natural gas. Systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility.

Our systems and products include subsea trees, chokes and flow modules, manifold pipeline systems, controls and automation systems, well access systems, multiphase and wet-gas flow meters, and additional technologies. The design and manufacture of our subsea systems requires a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure of deepwater environments, as well as internal pressures of up to 20,000 pounds per square inch (“psi”) and temperatures of up to 400º F. The development of our integrated subsea production systems includes initial engineering design studies and field development planning, and considers all relevant aspects and project requirements, including optimization of drilling programs and subsea architecture.

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
Our vessels will typically perform the installation of our flexible pipes and umbilicals, but we also sell these products directly to energy companies or to other vessel operators. We offer a comprehensive range of umbilical systems including steel tube umbilicals, thermoplastic hose umbilicals, power and communication systems and hybrid umbilicals. We are also qualifying a new hybrid flexible pipe technology, which is highly resistant to corrosive compounds, and will extend the operating envelope of flexible systems while reducing cost and weight.

Vessels. We have a fleet of 17 vessels. These are used for the installation and servicing of our products. We have sole ownership of nine vessels, ownership of six vessels as part of joint ventures, and two vessels operated under charter agreements.

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
•Drilling Services: exploration and production wellhead systems and services; and
•Installation Services: Installation of trees and tubing hangers and completion of the well.

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

GEMINI® ROV System. To support our ROV Services offering, GEMINI® is a fully integrated, next generation ROV intervention system that provides unprecedented subsea productivity for our clients. The integration of ROV, manipulators and tooling, advanced automation, and computer vision technology, enables a transition to highly-automated subsea robotics, which reduces task time from hours to minutes, ensuring predictable results every time. GEMINI® transforms ROV remote intervention, enabling deepwater rigs to be more productive, reducing the cost and time to drill and complete wells, thereby reducing the carbon footprint. GEMINI® is an integral part of TechnipFMC’s vision to deliver subsea energy by safely providing innovative solutions that improve economics, enhance performance and reduce emissions.

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

Our Subsea Studio™ portfolio of digital solutions will be commercialized over time, beginning with Subsea Studio™ FD, which combines our subsea expertise and digital technologies to design, optimize, and select the best field development, thereby increasing quality and reliability and accelerating time to first oil.

Research, Engineering, Manufacturing and Supply Chain (“REMS”). REMS is an organization formed in 2019 to support accelerated technology development and manufacturing innovation. We accomplish this by reducing the cycle-time of engineering and manufacturing our products, including working with our suppliers to reduce their costs, and optimizing our processes and workflow management. Through REMS, we are focused on challenging existing technologies and implementing world-class manufacturing practices, including LEAN and process automation, to improve reliability while reducing total product cost and lead time to delivery. Our REMS organization supports both our Subsea and Surface Technologies segments, and New Energy business.

Dependence on Key Customers
Generally, our customers in the Subsea segment are major integrated oil companies, national oil companies, and independent exploration and production companies. Petrobras accounted for more than 10 percent of our 2022 consolidated revenue.

We actively pursue alliances with companies engaged in the subsea development of oil and natural gas to promote our integrated systems for subsea production. These alliances are typically related to the procurement of subsea production equipment, although some of them are related to engineering, procurement, construction, and installation (“EPCI”) services. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments. Operators have also sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide integrated solutions to meet their needs.

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

Competition
We are the only fully integrated company that can provide the complete suite of subsea production equipment, umbilicals, and flowlines with the complete portfolio of installation and LOF services, enabling us to develop a subsea field as a single company. We compete with companies that supply some of the components, as well as installation companies. Our competitors include Aker Solutions ASA, Baker Hughes Company (“Baker Hughes”), Dril-Quip, Inc., McDermott International, Inc. (“McDermott”), National Oilwell Varco, Oceaneering International, Inc., SLB, and Subsea 7 S.A.

Seasonality
Seasonal weather conditions generally subdues drilling activity, reducing vessel utilization and demand for subsea services as certain activities cannot be performed. As a result, the level of offshore activity in our Subsea segment is negatively impacted during such periods.

Market Environment
Our Subsea inbound orders in 2022 increased more than 35 percent versus the prior year, reflecting the continued offshore market recovery and expansion. Innovative approaches to subsea projects, such as our iEPCI solution, have improved project economics, and many offshore discoveries can be developed economically well below today’s crude oil prices. We have also seen an increase in direct awards, which account for more than 60 percent of inbound in 2022 as a result of our strong alliance partnerships. We believe deepwater development is likely to remain a significant part of many of our customers’ portfolios.

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

Economic activity improved over the course of 2022. Increased global demand and production curtailments by the OPEC+ countries have resulted in improved oil prices, which in turn supports market supply growth. Addressing the essential need for energy security is an increasing priority, which has grown in prominence as a result of the war in Ukraine.

Long-term demand for energy is forecast to rise, and we believe this outlook provides our customers with the confidence to increase investments in new sources of oil and natural gas production. We see Brazil and Guyana as key growth areas, in addition to the North Sea.

Strategy
We are driving change in subsea energy production by safely providing innovative technologies and integrated solutions that improve economics, enhance performance, and reduce emissions.

The energy landscape is evolving rapidly, yet oil and gas will remain important to the energy mix in the decades to come. Our vision for Subsea, which is focused on our integrated offering and enabled by our digital solutions and innovative products, unlocks new possibilities for growth in both oil and gas and in new energy sources. By capitalizing on our subsea expertise, core competencies, and integration capabilities, we will empower the production of oil and gas and new energies, while reducing carbon emissions.

Through our established Subsea services and our transformative offerings including iEPCI and the Subsea 2.0™ (“Subsea 2.0”). Configure to Order (“CTO”) platform, we are making all types of energy produced offshore more sustainable, economical, and competitive.

As we look to the future, we remain focused on our innovative technologies and solutions, client relationships, and execution excellence. We will accomplish this by:

•Developing and empowering our people;
•Becoming a data-centric organization;
•Advancing automation and robotics; and
•Working towards all-electric fields.

Product Development
We are industrializing our Subsea business with Subsea 2.0 by using pre-engineered modular architectures to achieve a fully flexible suite of product offerings, while making an evolutionary shift from unique project requirements to a CTO execution model.

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

By pivoting from bespoke Engineer to Order ("ETO") solutions unique to every project to pre-engineered CTO products, we can leverage the efficiencies our execution model creates and bring value to our clients through reduced lead time, an optimized execution model, and improved predictability and reliability for delivery. CTO also allows us to drive manufacturing efficiency, improving throughput and increasing capacity of the existing manufacturing assets.

Acquisitions, Investments and Partnerships

Acquisitions

In 2022, we did not have any material acquisitions.

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

Investments

As part of our commitment to advancing the country's emerging energy industry, in April 2022, we officially opened our new service base in Georgetown, Guyana. More than 85 Guyanese women and men are at the heart of our world-class Service Center, with this number projected to grow in response to the increased activity in the area over the next several years. The Guyana Service Base consists of a low bay, storage, and testing capabilities for both drilling and completion activities.

In the third quarter of 2022, we renewed our TechnipFMC and Halliburton technology alliance. This extends our agreement signed in 2017 with a focus on the development of innovative technologies for use in All-Electric Wells, Subsea Interventions, Subsea Fiber Optics and Carbon Capture and Storage. By teaming up on certain field domains, we are able to develop disruptive technologies to improve productivity, reduce cost, and lower emissions of our clients. We believe the alliance has a superior value proposition, leveraging TechnipFMC’s pioneering integrated ecosystems (such as iEPCI) and technology leadership with Halliburton’s subsurface, well completion, and production knowledge and service offering.

Partnerships

Refer to the Other Business Information Relevant to Our Business Segments section of this Annual Report on Form 10-K for information about our partnerships.

Surface Technologies

The Surface Technologies segment designs, manufactures, and services products and systems used by companies involved in land and shallow water exploration and production of crude oil and natural gas, as well as some specialized equipment supporting carbon capture and storage ("CCS"), hydrogen storage, and geothermal. Our Surface Technologies product families include drilling, stimulation, production, measurement, digital and services. We manufacture most of our products internally in facilities located worldwide.

Principal Products and Services
Drilling. We provide a full range of drilling and completion systems for both standard and custom engineered applications. The customer base of our drilling and completion offerings is energy production, transportation and storage companies.
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
Surface wellheads and production trees are systems which are designed for onshore unconventional, onshore conventional, and offshore platform applications, and are typically sold directly to exploration and production operators during the drilling and completion phases of the well lifecycle. Our surface wellhead and production tree systems are used worldwide, and provide global coverage and a full range of system configurations from conventional wellheads, Unihead® drill-thru wellheads designed for faster installation and drill-time optimization, to high-pressure, high-temperature (“HPHT”) systems for extreme production applications.

We also provide services associated with our surface wellhead and production tree portfolio, including service personnel and rental tooling life of field maintenance, repair, and refurbishment as well as digital monitoring and remote operational control and automation.

Our products are also used for the geothermal production, CO2 injection for CCS projects, and we have recently qualified designs to support underground hydrogen storage solutions.

Stimulation and Pressure Pumping. Our iComplete™ (“iComplete”) offering is the first integrated pressure control system for the onshore conventional stimulation market. Extensive knowledge in flexible pipes, manifold and check valve technology has been adapted to make this a very reliable and predictable system. This is combined with our digital offering CyberFracTM to improve safety by reducing manpower in the red zone, and boost efficiency in the field by automating operations and reducing unplanned stoppages by providing predictive analytics. Our system can also manage continuous pumping, multi-well operations, and ties in data from adjacent wells to monitor potential breakthroughs. All of this significantly reduces safety risk as well as the cost of operations for our customers.

Fracturing Tree and Manifold Systems. During the completion of a shale well, the well undergoes hydraulic fracturing. During this phase, durable and wear-resistant wellsite equipment is temporarily deployed. Our equipment is designed to sustain the high pressure and highly erosive fracturing fluid which is pumped through the well into the formation.

Our equipment (fracturing tree systems, fracturing valve greasing systems, hydraulic control units, fracturing manifold systems, and rigid and flexible flowlines) is temporarily laid out between the wellhead and the fracturing pump truck during hydraulic fracturing. Exploration and production operators typically rent this equipment directly from us during the hydraulic fracturing activities. Associated with our fracturing equipment rental is fracturing rig-up/rig-down field service personnel as well as oversight and operation of the equipment during the multiple fracturing stages for a shale well.

Pressure Pumping. We design and manufacture equipment used in well completion and stimulation activities by major oilfield service and drilling companies, as well as by oil and gas exploration and production operators directly.

Flexibles. We have been a leading supplier of flexible lines since the 1970s and our Coflexip® product is an industry standard for drilling and stimulation operations offshore. We have adapted this product for use in high pressure, high volume stimulation and our PumpFlexTM and WellFlexTM products are being incorporated into most shale operations and are an integral part of our iCompleteTM system. Our product is the only mechanical solution available today and has shown excellent wear resistance and durability in this very onerous application. The

Coflexip® product is also used for specialty projects – refinery gas tanks, subsea production tie-in lines, tension leg platforms ("TLPs") and has recently been adapted for use in liquefied natural gas ("LNG") offloading in response to the new demands in Europe.

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

Production. Our upstream production offering includes well control, safety and integrity systems, multiphase meter modules, in-line separation and processing systems, compact ball valves for manifolds, and standard pumps. These offerings are differentiated by our comprehensive portfolio of in-house compact, modular, and digital technologies, and are designed to enhance field project economics and reduce operating expenditures with an integrated system that spans from wellhead to pipeline.

Our E-MissionTM suite addresses ways to reduce carbon intensity in the production of oil and gas products. By leveraging digital solutions to optimize the performance of assets on the production site, E-MissionTM helps to reduce flaring and CO2 emissions, predicting methane escape events by using artificial intelligence, thereby preventing such events ever happening.

Our iProductionTM system is the first automated integrated production platform for onshore unconventionals. Components of this may be deployed at existing customer sites to upgrade their technology, improving safety and operating costs and reducing carbon emissions. We continue to work towards improved solutions in this space to render old and new projects better.

Our digital systems leverage two very specific core software products: UCOS for control and automation of assets, and InsiteX for data visualization and analytics. These are deployed in small standalone applications which address real customer issues and can be integrated seamlessly to form an ecosystem or system level Digital Twin. These technologies help customers improve health and safety, reduce carbon intensity, reduce operating expense, reduce unplanned shutdowns, and increase productivity.

Well Control and Integrity Systems. We supply both hydraulic and electrical control components and safety systems designed to safely and efficiently run a wellpad, modules on an offshore platform, or a production facility. Our systems are based on standard, field-proven building blocks and designed for minimal maintenance during life of field operations.

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

Our systems are an industry standard in mechanical custody metering and we are focusing now on adapting technology for the emerging harsh gas environment in metering CO2 and hydrogen, which will be critical to the energy transition.

Services. We offer our customers a comprehensive suite of service packages to ensure optimal performance and reliability of our equipment, upstream and midstream. These service packages include all phases of the asset’s life cycle: from the early planning stages through testing and installation, commissioning, and operations, replacement and upgrade, maintenance, storage, preservation, intervention, integrity, decommissioning, and abandonment.

Dependence on Key Customers
Generally, Surface Technologies’ customers are major integrated oil companies, national oil companies, independent exploration and production companies and oil and gas service companies. No single Surface Technologies customer accounted for 10 percent or more of our 2022 consolidated revenue.
Competition

We are the only pure-play global supplier in the Surface Technologies market space and are a market leader for many of our products and services. Some of the factors that distinguish us from other companies in the same sector include our technological innovation, reliability, product quality, and our problem solving capability. Surface Technologies competes with other companies that supply surface production equipment and pressure control products. Some of our major competitors include Baker Hughes, Cactus, Inc., Forum Energy Technologies, Inc., Gardner Denver, Inc., SLB, Halliburton Co, and SPM Oil & Gas.

Market Environment
2022 saw higher drilling and completion activity than in 2021. Activity in North America recovered close to pre-pandemic levels. Outside of North America represented 55 percent of total segment revenue in 2022, and activity remained resilient. We continued to benefit from our exposure and investment to local content in the Middle East, which remains a strategic and growing market in context of the current global energy outlook.

We are well positioned to benefit from ongoing opportunities in both North America and the Middle East, and in other international onshore and shallow water markets.

Strategy
We serve the onshore, platform, and shallow water subsea markets from well to export pipeline, providing our customers with breakthrough reductions in cost, lead time, and carbon intensity. We distinguish our offerings by three key strengths:

Core Technology. We are committed to applying technology within our core products to solve real customer problems, leveraging the benefits of smarter designs.

Decarbonization. We see it as our duty as an industry leader to develop ways for our customers to make the production of oil and gas less carbon intensive.

Digital and Automation. We are leveraging simple, pragmatic digital solutions to improve health and safety, reduce carbon, reduce operating cost, reduce non-productive time, and increase production.

Acquisitions, Investments and Partnerships
We did not have any acquisitions and did not enter into any partnership agreements during 2022 or 2021.
In December 2021, we officially inaugurated our new facility in Dhahran, Saudi Arabia, and in 2022, started the manufacture of our first in-country orders. The facility is part of our continued investment in the Middle East to reinforce our leading position in delivering local solutions that extend asset life and improve project returns. The new facility positions us to respond to the expected increase in activity in the area while strengthening our capabilities, providing a solid platform for us to grow in what is a strategic market for our Surface Technologies business. The new facility will offer a broader range of capabilities and greater in-country value-add, supporting our full portfolio with high technology equipment in the drilling, completion, production, and pressure control sectors.

In 2022, we also committed to investing in a new manufacturing space at our ICAD facility in Abu Dhabi, and in September became the first company to be API6A qualified.
To support our developments in the Middle East, we are investing heavily in hiring, training, and developing personnel in the region. These investments position us to respond to the increasing demand for local content and increasing opportunity in the region. They strengthen our capabilities, providing a solid platform for us to grow in what is a strategic market for our Surface Technologies business, recognized by our record inbound award from Saudi Aramco and our 10-year framework agreement with ADNOC from which we received the first $128 million commitment in the fourth quarter of 2022.
OTHER BUSINESS INFORMATION RELEVANT TO OUR BUSINESS SEGMENTS

Capitalizing on Energy Transition

Since our inception as an integrated company in 2017, TechnipFMC has been pursuing innovation to reduce emissions within the conventional energy space. We have also been exploring ways to position ourselves in the energy transition by delivering differentiated solutions and leveraging our core competencies and existing resources. We believe offshore will be the next frontier of the energy transition and are ready to accelerate and grow our contribution. This is the role of New Energy business at TechnipFMC.

Our goal is to be a key enabler of the carbon transportation and storage and offshore renewables industry. To get there, we will leverage our subsea and surface expertise, our technology know-how, our collaborative and innovative mindset and our demonstrated capabilities in project integration.

We will continue collaborating with energy companies and technology providers to bring to market innovative solutions that are best-suited for offshore applications, while leveraging our company’s existing assets, technologies and installation expertise. Utilizing our expertise in integrated projects, we are able to serve as a system architect, from technology development to project delivery and life of field services.

As a result of our evolution in the new energies arena, we are further refining our approach, which we define within three main markets:

•Greenhouse gas removal;
•Offshore floating renewables; and
•Hydrogen.

Project integration, associated with proprietary technology leadership, is perhaps TechnipFMC’s strongest point of differentiation. We see strong integration potential across offshore renewable markets. For example, by combining wind and hydrogen, we could maximize energy generation and efficiency, since the incremental capital expenditure and operational expenditure needed is much lower than a standalone product for the same energy generation. We will approach these new integration opportunities in renewable energies with a new execution model, which is integrated Offshore Novel Energies, or iONE™(“iONE”). iONE builds on the success of our iEPCI model in oil and gas, and leverages that experience in the new energy space. By acting as system integrator in a complex and rapidly changing environment, we can play a meaningful role in enabling offshore renewable solutions.

The Markets

We believe one of the safest and most efficient storage locations for greenhouse gases is offshore, in naturally occurring reservoirs and saline aquifers.

TechnipFMC is applying a configure-to-order model in its traditional and New Energy businesses to create superior value for its clients through robust project execution performance. This effort is eliminating product and process development work from the project, producing execution stability and ensuring product cost, quality and lead time targets are consistently met.
Configurability and simplification are being applied to our integrated carbon transportation and storage solutions. Standard configure-to-order modules for onshore carbon treatment and compression will minimize project-specific engineering while enabling custom system solutions to be built from pre-engineered products. Standard all-electric control systems for offshore carbon transportation and storage will also be configurable to meet project-specific needs. These control systems will have the flexibility to manage a wide range of functionalities, from manifold/tree valve and choke actuation to downhole and seabed reservoir monitoring systems.

Existing equipment developed by our Surface Technologies and Subsea businesses can be leveraged to achieve this aim. Our efforts in this area include:

•Development of our Integrated Carbon Transportation and Storage System, (“iCTS™”);
•A strategic alliance with Talos Energy to accelerate carbon transportation and storage (“CTS”);
•The acquisition of Magma Global, manufacturer of the key gas transportation technologies thermoplastic composite pipe and hybrid flexible pipe; and
•An agreement to commercialize PETRONAS’ unique natural gas processing membrane which reduces emissions of CO2 and hydrogen sulfide by integrating the technology into our onshore and offshore production portfolio.

TechnipFMC aspires to lead the offshore floating renewables industry by leveraging our differentiated technologies, product standardization, and system integration approach. This emerging market is predicted to grow from very limited today, to an installed base of 15 gigawatts by 2030. Our efforts in this area include:

•A partnership with Magnora ASA, Magnora Offshore Wind, to develop floating offshore wind projects. The partnership secured an Option Agreement for area N3 in the United Kingdom’s Western Isles from the Crown Estate Scotland in the ScotWind leasing round in January 2022;

•A partnership with Floating Power Plant, a renewable energy technology company, for an offshore green hydrogen pilot for the Canary Islands which will leverage Deep PurpleTM (see below);

•A strategic investment in Orbital Marine Power, the world's most powerful floating tidal energy turbine, which we believe to be the most mature tidal technology. In July 2022, our collaboration with Orbital Marine Power was awarded two Contracts for Difference to generate 7.2MW of predictable clean energy in Orkney as part of UK Government renewable energy auction; and

•Development of best in class 66KV dynamic inter array cables (“IAC”) – a key component of offshore floating renewables infrastructure used to transmit electricity generated offshore to the grid. System engineering, cable engineering, supply and installation will be provided by our existing manufacturing plant in the UK and our vessel fleet.

We believe hydrogen will become a crucial carrier for the storage and transportation of energy, as well as bringing reliability, stability, and efficiency to renewable sources. Our strategy covers two main areas: green hydrogen produced offshore by the electrolysis of water using renewable energy, and off-grid energy systems delivering renewable, stable power to traditional energy installations and remote islands. Our efforts in this area include:

•Deep Purple™ is our system to provide sustainable offshore renewable energy production by integrating wind energy and hydrogen production and storage. A pilot production began in Norway in January 2023;

•The Hardanger Hydrogen Project, with several partners including Statkraft, where TechnipFMC will qualify its subsea H2 storage and provide subsea storage for the next commercial phases of the project;

•Offering separate hydrogen solutions and the combination/system integration of those; infrastructure including pipeline and storage (both subsea storage and underground storage) and hydrogen wellhead products; and

•Participation in Storengy’s HyPSTER (Hydrogen Pilot STorage for large Ecosystem Replication) pilot project in France, where we have re-engineered and repurposed a Surface Technologies wellhead to facilitate the large-scale storage of green hydrogen in underground salt caverns.

Sources and Availability of Raw Materials
Our business segments purchase carbon steel, stainless steel, aluminum, steel castings and forgings, polymers, micro-processors, integrated circuits and various other materials from the global marketplace. We typically do not use single source suppliers for the majority of our raw material purchases; however, certain geographic areas of our businesses, or a project or group of projects, may heavily depend on certain suppliers for raw materials or supply of semi-finished goods. We believe the available supplies of raw materials are adequate to meet our needs, leveraging our CTO strategy.

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

Segment and Geographic Financial Information

The majority of our consolidated revenue and segment operating profits is generated in markets outside of the United States. Each segment’s revenue is dependent upon worldwide oil and gas exploration and production activity. Financial information about our segments and geographic areas is incorporated herein by reference from Note 6 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

HUMAN CAPITAL

Our people are at the heart of everything we do, and they drive our culture of strong execution, purposeful innovation and challenging industry conventions. We are committed to the development of our employees, and our employee guidelines are specified in our Code of Business Conduct, which applies to all employees, regardless of their roles, and no matter where they work.

We believe that all our employees are entitled to fair treatment, courtesy, and respect, wherever they work: in the office, on vessels, on industrial and construction sites, or in client offices. We do not tolerate any form of abuse or harassment, and we will not tolerate any action, conduct, or behavior that is humiliating, intimidating, or hostile.

Furthermore, our hiring and employee development decisions are fair and objective. Employment decisions are based only on relevant qualifications, performance, demonstrated skills, experience, and other job-related factors, with our goal of creating a diverse, tolerant, equitable and inclusive workforce.

Workforce Overview
Our workforce consists of the following:

	As of December 31,
	2022	2021	2020
Permanent employees	20,301	19,103	19,078
Temporary employees (fixed-term)	1,671	1,507	1,054
Employees on payroll	21,972	20,610	20,132
Contracted workforce	1,374	1,392	635
Total workforce	23,346	22,002	20,767
Attracting Talent
In 2022, we revisited our Employee Value Proposition ("EVP") with active involvement of leaders, new employees and a cross-section of experienced employees to ensure it resonates with everyone and aligns with Company ambitions.

We encouraged and included more people from our business to share their inspiring experiences and stories that truly reflect the diversity and plurality we have in the Company. People from different cultures, generations, genders, races, disabilities, and sexual preferences are represented by what they all have in common: inspiring experiences lived at TechnipFMC. We continue to explore how best we can share these experiences with external candidates as well as internally through different channels. Significant effort was put into improving candidate experiences when accessing our website’s new career page as well as on our internal EVP-dedicated web page.

Our global recruitment system is being optimized to provide a more dynamic, modern and attractive experience with relevant content. Our onboarding program will be further simplified, with better global alignment and more efficient communication to make the experience of new employees and line managers more streamlined and connected.

Key performance indicators linked to talent acquisition are now available and accessible to key stakeholders through our internal tracking platform. In 2022, we achieved a reduction in recruiting lead times, even in a year of increased hiring volume.

Developing and Keeping Talent
In 2022, we continued to mature “Talking Talents” (launched in 2020) a process where leaders meet to talk about their employees and identify key talents. This then becomes the basis for developing employees into our three main career pathways, Leadership, Project Management and Technology. We continued to see an improvement in our Leadership Succession Planning, both in terms of depth and in representation of underrepresented nationalities and gender. In 2022, 82 percent of our succession plans up to three levels below CEO had at least one female successor compared to 79 percent in 2021.

In 2022, we also launched the Check-In process, where managers and employees meet at least quarterly to discuss goals, share feedback and have in-depth discussion about the employee’s development. This replaced the annual Performance Appraisal process and has been a success since its implementation, as evidenced by employee perception surveys and positive feedback from employees and managers. The Check-In process is designed to build trust, improve engagement and performance at work. It gets employees to stay future focused, own their careers and gets leaders to focus on the development of people on their team.

Leadership You, introduced in 2021, is our internal leadership development initiative which provides development opportunities not only for our leaders, but for all our employees. It is driven by a global, enterprise-wide learning and knowledge management ecosystem. We have also made other development tools available for all employees. Examples include Individual Development Plan, Continuous Multi Source Feedback, Employee Development Guide, Check-in Conversations Workshops and Inclusive Leadership Training.

Employee attrition in 2022 was marginally higher than in 2021 at 8.9 percent reflective of trends across the industry and beyond. However, key talent attrition was lower at 7.7 percent as a result of dedicated efforts on providing learning and development opportunities and key talent moves identified in succession plans. Our internal hiring rate that refers to the number of jobs posted were filled internally, improved from 14 percent in 2021 to 19 percent in 2022. We continue to focus on internal talent mobility in 2023.

As we see a potential up-cycle in our industry, sharpening our focus on talent attraction and retention by enabling our people to grow, develop, and share knowledge will be imperative. The importance of being able to offer learning and knowledge-sharing opportunities in a digital and global environment has been key to our success. Building on our solid foundations, we delivered impactful courses, initiatives, and solutions across all of our business segments, in addition to being particularly focused on leadership, technology, and project management.

Technical Expertise Program

The global Technical Expertise Program (“TEP”) recognizes and rewards employees (“Technical Fellows”) who have demonstrated technical mastery in their discipline, as well as:

•Technical impact, whether it is operational performance, product development, or project management;
•People development, by inspiring others, enabling the full potential of people and teams, mentoring, sharing knowledge and expertise, and attracting other technical talent;
•Business impact, by developing business with existing or new customers, new solutions in existing markets, or new markets altogether; and
•Industry leadership: through internal and external professional visibility as a thought leader, both individually and as a representative of the Company’s technical leadership.

The Technical Expertise Program currently has about 640 members, and in 2022, we added various resources to support these experts and enable other employees to connect with them, including:

•A Find the Expert search tool which has filters to select experts by level, scientific expertise, discipline, sub-discipline, location and organization, as well as a free text search;
•A public (internal) calendar for program events;
•Home pages for each of the seven major disciplines where their members are displayed along with content from their TEP Talks; and
•An open community of practice for members (and aspiring members) of the program where employees can reach out to them.

We took a more intentional approach to supporting and leveraging our Technology Fellows, who are the highest tier in the Company’s Technical Expertise Program, in 2022, facilitating conventions for them in which they collaborate on business and technical problems and prioritize opportunities to add value for the Company, the members of the Technical Expertise Program, and the technical community in general. A new Fellows Blog was created for them to share their knowledge in an informal format. They identified and are sponsoring a major new global initiative on intellectual property called “Think IP.”

As champions of “Think IP,” they will share their knowledge broadly across the Company’s learning ecosystem, using knowledge management platforms such as The Bridge to connect with employees. The Bridge has 44 chartered global knowledge-sharing networks. The related knowledge repository, The Well, has more than 5,100 pages (up from 4,000 in 2021), which received more than 824,000 visits in 2022 (up from 650,000 in 2021). The Well is connected with the Company’s competency management platform and provides direct access to competency-based content. Employees in all regions access these and other knowledge management social learning tools such as an Experts Explain webinar series and Illuminate podcasts to increase their knowledge about business and technical topics, and to share their own knowledge.

Learning and Training

Engagement in our iLearn learning platform continues to see significant growth and use, as we continue to embrace our digital transformation and more engaging content. In 2022, there were almost 28,000 pieces of creative and innovative learning content available, with ongoing releases of new and meaningful courses, to support skills development for our employees and enhance their performance in their roles. In 2022, almost 418,000 training hours (doubled from 2020) and 374,000 course completions (up 2x from 2020) were completed with 90 percent of completions being done online, which resulted in 20.5 training hours per employee (up from 5.9 hours per employee in 2020). The top areas of learning in 2022 were Health, Safety, Environment, and Security, Quality, Our Company, Human Resources, and Engineering.

Employee Networks and Resource Groups ("ENRGs")

TechnipFMC’s ENRGs aim to engage and reinforce our commitment to creating an environment where all employees can achieve their full potential. We continue to promote ENRGs globally by improving participation and sponsorship. ENRGs contribute in three ways:

•Encouraging meaningful employee engagement and development of future leaders;
•Acting as a resource for attraction and retention of talent; and
•Sharing new ideas and perspectives for a changing workforce.

Equal opportunity and fair representation

Three of our Foundational Beliefs – integrity, respect, and sustainability – are tangibly embedded in our commitment to diversity, equity, inclusion and fair representation. Our employment decisions related to recruitment, selection, evaluation, compensation, and development, among others, are not influenced by unlawful or unfair discrimination on the basis of race, religion, gender, age, ethnic origin, nationality, sexual orientation, gender identity or gender reassignment, marital status, or disability.

There are three Social commitments on our ESG scorecard which drive intentional actions in support of our inclusion and diversity journey – Awareness & Culture, Fair Representation, and Community.

TechnipFMC is committed to improving the recruitment of female graduates and the proportion of underrepresented populations in senior management. In 2021 and 2022, we recruited 43 percent female participants to our graduate program. We also aim to increase underrepresented populations in senior management: our target is to increase the percentage of females in senior management to 26 percent by the end of 2023. As of the end of 2022, female representation in senior management is at 21 percent. We further aim to increase the percentage of underrepresented nationalities (nationalities outside North American and European countries) and U.S. minorities in senior management to 20 percent by the end of 2023, and as of 2022 we have exceeded our target, with 25 percent. We have maintained 38 percent representation of females in our Executive Leadership Team and this year TechnipFMC was named for the first time, one of the World's Top 400 Female-Friendly Companies by Forbes.

In February 2021, our Inclusive Leadership Learning journey began for all managers. The launch of this curriculum focused on the development of inclusive behaviors, the importance of allyship, and unconscious biases. This initiative was recognized by employees by winning the Company's internal 2021 Driving Change Awards in the Employee Development and Engagement category. 90 percent of our managers have completed this curriculum.

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

In December 2022, we celebrated International Day of Persons with Disabilities. We had various initiatives to promote inclusion and respect featuring our colleagues throughout the globe, including:

•Inspiring stories featuring perspectives from leadership, people with disabilities, and careers of disabled children;
•Creating awareness of invisible disabilities in a podcast; and
•Webcast with paralympian, Andy Barrow sharing his story after suffering a life-changing spinal cord injury while playing rugby.

Other global days marked by TechnipFMC in 2022 include International Women's Day, PRIDE month, and International Women in Engineering Day, among others.

Giving back to the community

TechnipFMC is focused on making a long-term, positive impact in the communities where we live and work. We encourage our employees to actively engage in ‘doing something good'’ through active engagement in health, education, and local employment. Initiatives include our global volunteering program, which encourages employees to perform four hours of volunteering each year at the Company’s expense, and promoting science, technology, engineering and mathematics (“STEM”) careers.

We are working towards participating in 800 volunteering initiatives and 150 STEM initiatives during the 2021-2023 period. As at the end of 2022, we exceeded our targets with 559 volunteering and 118 STEM initiatives, being 70 percent and 79 percent, respectively, of our three-year target. Whether it is building a new soccer field for school children, opening their homes to those displaced by conflict, or walking in an event to raise charitable donations, the efforts of our employees have helped us exceed our targets.

Employee Engagement and Well-being

In 2022, we continued to implement actions identified through the global employee engagement survey conducted in 2021. Through a combination of global as well as local actions and communications, we kept employees involved and engaged. The key actions we took in 2022 are captured below:

•Greater connection to senior leadership
◦The ELT Connect series was successfully established with ten sessions having taken place since October of 2021. This series continues to be offered to all employees every other month.
◦ELT members are participating in and seeking out employee feedback via town halls and other global business unit/function meetings as well as increased Yammer participation.
◦Most local leaders have begun hosting quarterly town hall meetings.

•Increase in wellbeing and recognition
◦A safe return to premises has taken place at all locations. Workplace Options, a wellbeing program was established and is available for most of our employees.
◦ELT and leadership are working to recognize employees’ efforts through quarterly meetings, recognition programs as well as through regular check-ins and use of the continuous feedback platform.
◦Managers were asked to make development of employees a top priority and encourage teams to establish development goals. Crucial learning opportunities through iLearn including Leadership You and the Inclusive Leadership program are available.

•Provide awareness on business prospects and clear direction on long-term strategy
◦TechnipFMC continues to strengthen and demonstrate our leadership in the energy transition as the New Energy business builds and seeks out opportunities to expand our portfolio greenhouse gas removal, floating offshore renewables and hydrogen.
◦New business and progress are communicated using internal channels – PoP, Yammer, webcasts, and podcasts.
◦Quarterly updates regarding our business earnings and long-term strategy are sent out via email, PoP and podcasts and Managers' packs sent out on a quarterly basis include a shareable document detailing an overview of Company performance. In addition, dedicated external and internal websites pertaining to analysts have been developed.

Our next global engagement survey is scheduled for middle of 2023.

We launched a program called “Your Wellbeing Program” from Workplace Options in 2021, which provides all our employees with access to mental health resources, counselling and health coaching. As committed by our Chair and CEO in 2020, we annually mark the month of October as mental health awareness month with several activities to promote awareness. The 2022 activities included Take 5 Moments, webinars, employees podcasts, a virtual yoga event and a Global Wellbeing Questionnaire, which allows people to learn more about their physical, emotional, and practical wellbeing. A new Global Wellbeing & Mental Health yammer page was created for employees to stimulate discussions around the topic. Employees around the world are able to share their own stories to better assist and educate us as we continue to push the message that “it’s okay not to be okay.”

Internal Communication

We have a robust internal communications strategy and support communication channels that ensure that we communicate with our employees in a timely and effective manner. The effectiveness of internal communication is continually monitored and adjusted based on a focus group feedback program that reaches multiple levels across the Company. New digital tools help us gauge the effectiveness of our digital communication platforms. Employees are regularly consulted and provided with information on changes and events that may affect them through channels such as regular meetings, employee representatives, and the Company’s intranet site. These consultations and meetings ensure that employees are kept informed of the financial and economic factors affecting the Company’s performance and matters of concern to them.

Labor Relations and Collective Agreements
We seek to maintain constructive relationships and regular dialogue and consultation with works councils and trade unions, and to comply with relevant local laws and collective agreements in relation to collective or individual labor relations. The Company’s European Works Council (“EWC”) meets at least twice a year with management and all of our eligible European entities joined the EWC by the end of 2019.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I, Item 1 “Business” of this Annual Report on Form 10-K.
The following table indicates the names and ages of our executive officers as of February 24, 2023, including all offices and positions held by each in the past five years:

Name	Age	Current Position and Business Experience (Start Date)
Douglas J. Pferdehirt (a)	59	Chair and Chief Executive Officer (2019) Chief Executive Officer (2017)
Alf Melin (a)	53	Executive Vice President and Chief Financial Officer (2021) Senior Vice President, Finance Operations (2017) Senior Vice President, Surface Americas (2017)
Victoria Lazar (a)	57
Executive Vice President, Chief Legal Officer and Secretary (2020)
Senior Vice President, General Counsel and Corporate Secretary of Bristow Group (2020)
Executive Counsel, M&A of General Electric (2019)
Associate General Counsel of Baker Hughes, a GE Company (2018)

Luana Duffé (a)	41
Executive Vice President, New Energy business (2021)
Vice President, Subsea Projects & Commercial and Country Manager for Brazil (2020)
Vice President, Subsea Projects and Brazil Country Manager (2019)
Vice President, Subsea Strategy (2018)
Corporate Development Director (2018)

Nisha Rai (a)	47	Executive Vice President, People and Culture (2021) Vice President of Total Rewards (2020) Vice President Head of Human Resources of MRC Global (2017)
Justin Rounce (a)	56	Executive Vice President and Chief Technology Officer (2018) President, Valves & Measurement of Schlumberger Limited (2018)
Jonathan Landes (a)	50	President, Subsea (2020) Senior Vice President, Subsea Commercial (2017) President, Subsea Projects North America (2017)
Thierry Conti (a)	39	President, Surface Technologies (2022) Senior Vice President, Subsea Commercial & Strategy (2020) Senior Vice President, Subsea Product Management (2019)
Krisztina Doroghazi (b)	51	Senior Vice President, Controller, and Chief Accounting Officer (2018)
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

Risks Related to Our Business and Industry
•Demand for our products and services depends on oil and gas industry activity and expenditure levels and the demand for and price of crude oil and natural gas.

•Competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation, may impact our results of operations.
•Our success depends on our ability to develop, implement, and protect new technologies and services and intellectual property related thereto.
•Cumulative loss of several major contracts, customers, or alliances may have an adverse effect on us, and the credit and commercial terms of certain contracts may subject us to further risks.
•The COVID-19 pandemic, and any resurgence thereof, and disruptions in the political, regulatory, economic, and social conditions of the countries in which we conduct business, could adversely affect our business or results of operations.
•The Depository Trust Company (“DTC”) may cease to act as a depository and clearing agency for our shares.

•Our existing and future debt may limit cash flows available to our operations and to service our outstanding debt, and the terms thereof may restrict our ability to access the capital markets.
•Our acquisition and divestiture activities involve substantial risks.
•Increasing scrutiny and expectations regearing Environmental, Social and Governance (“ESG”) matters could result in additional costs or risks or otherwise adversely affect our business.

•Uncertainties with respect to the energy transition may adversely affect our business.

Risks Related to Our Operations
•We may lose money on fixed-price contracts.
•Our failure to timely deliver our backlog could affect future sales, profitability, and customer relationships.
•We face risks relating to our reliance on subcontractors, suppliers, and our joint venture partners.
•A failure or breach of our IT infrastructure or that of our subcontractors, suppliers, or joint venture partners, including as a result of cyber-attacks, could adversely impact our business and results of operations.
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
•Our operations require us to comply with existing and future laws and regulations, violations of which could have a material adverse effect on our financial condition, results of operations, or cash flows.
•As an English public limited company, we must meet certain additional financial requirements before we may declare dividends or repurchase shares and certain capital structure decisions may require stockholder approval which may limit our flexibility to manage our capital structure.
•Uninsured claims and litigation against us could adversely impact our financial condition, results of operations, or cash flows.

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

•Our revenues and earnings could be adversely affected by high levels of inflation resulting in increased supply costs and impacts on pricing and demand.

•Our operating results, sales, profits, cash flows, liquidity, financial position, wage expenses, employee retention and capital expenditures could be adversely affected by rising interest rates, which have increased the cost of borrowing and increased volatility in the capital markets.

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
•political and economic uncertainty, socio-political unrest and geopolitical conflicts, including the continued conflict between Russia and Ukraine, which has resulted in substantial reduction of natural gas imports from Russia to Europe and significant volatility in the costs of both wholesale gas and power;

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
The COVID-19 pandemic, and any resurgence thereof, have had, and may continue to have, an adverse impact on our financial condition, results of operations, and cash flows.
The COVID-19 pandemic, and any resurgence thereof, have had, and may continue to have an adverse impact on the economies and financial markets of many countries and our financial condition, operating results, and cash flows. These effects may be compounded by actions taken by governments and businesses, and may include adverse revenue and net income effects; disruptions to our operations; potential project delays or cancellations; downward revisions to customer budgets; impacts from illness, school closures, and other community response measures, which may lead to disruptions and decreased productivity of our employees, subcontractors, partners, and vendors; temporary closures of our facilities or the facilities of our customers and suppliers, and other risk factors discussed in this Risk Factors section, including risks related to the demand for oil and gas. The pandemic has led to global supply chain challenges, which could adversely impact our ability to acquire certain equipment and materials, impact our ability complete projects and cause delays in completing projects, and materially and negatively impact our business results, operations, revenue, growth and overall financial condition. Additionally, shift from the pandemic-led contraction to economic growth has resulted in and may continue to cause high inflation and logistical bottlenecks.

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
•volatility in economic conditions including tightening of credit markets, inflation, rising interest rates, and currency exchange rate fluctuations and devaluations;

•civil unrest, labor issues, political instability, disease outbreaks, terrorist attacks, cyber terrorism, military activity, and wars, including the continued conflict between Russia and Ukraine;
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
•restrictions on operations, trade practices, trade partners (including as a result of the United Kingdom’s withdrawal from the European Union), and investment decisions resulting from domestic and foreign laws, and regulations;
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

Our existing and future debt may limit cash flows available to invest in the ongoing needs of our business and could prevent us from fulfilling our obligations under our outstanding debt.

We have substantial existing debt. As of December 31, 2022, our total debt was $1.4 billion. We also have the capacity under our debt agreements to incur substantial additional debt.
Our level of debt could have important consequences. For example, it could:
•require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, distributions, and other general partnership purposes;
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
Our loans denominated in United States dollars (“USD”), at our option, under our Revolving Credit Facility bear interest at an adjusted rate linked to the London Interbank Offered Rate (“LIBOR”) and our euro-denominated loans under the Revolving Credit Facility bear interest at an adjusted rate linked to the Euro Interbank Offered Rate (“EURIBOR”). LIBOR, EURIBOR and certain other interest “benchmarks” may be subject to further regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the publication of LIBOR on the current basis would cease and no longer be representative immediately after December 31, 2021 (in the case of all sterling, euro, Swiss franc and Japanese yen settings, and one-week and two-month USD settings) and immediately after June 30, 2023 (in the case of all remaining USD settings). Despite this deferral in regard to USD, the FCA has confirmed that use of USD LIBOR will not be permitted in most new contracts after December 31, 2021 and while the FCA is requiring the LIBOR administrator to publish one-, three- and six-month sterling and Japanese yen LIBOR rates for a limited time following December 31, 2021 using a synthetic methodology, such synthetic LIBOR rates are also only permitted for legacy use. If the methods of calculating LIBOR change from their current form while we continue to rely on LIBOR, or if we adopt alternative benchmarks for our current or future debt, interest rates on our debt obligations may be adversely affected.

The terms of the agreements governing our existing indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The terms of the agreements governing our indebtedness contain a number of restrictive covenants that limit our flexibility in conducting our business and restrict our ability to take specific actions, including (subject to various exceptions) restrictions on incurring indebtedness, paying dividends, making certain loans and investments, selling assets or incurring liens which may limit our ability to compete effectively, or to take advantage of new business opportunities. In addition, the restrictive covenants in the credit agreement, dated February 16, 2021, (as amended) that governs our $1.0 billion three-year senior secured multi-currency revolving credit facility (the “Revolving Credit Facility”) require us to maintain specified financial ratios and satisfy other financial condition tests.
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
Increasing scrutiny and expectations regarding ESG matters could result in additional costs or risks or otherwise adversely affect our business.

There has been increasing attention from stakeholders, investors, customers, regulators on renewable energy and ESG practices and disclosures, including practices and disclosures related to greenhouse gases and climate change, and diversity and inclusion initiatives and governance standards. If we are unable to meet the ESG standards, investment and/or lending criteria, or current and future regulatory requirements set by these investors, regulators, customers, or other stakeholders, we may lose investment and our ability to raise capital and our reputation may be negatively affected. In addition, negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment and climate change may reduce the demand for production of oil and gas in areas of the world where our customers operate or otherwise limit our customers’ access to capital or ability to conduct operations, including via new regulation, and reduce future demand for our products and services. Any of these trends may, in turn, adversely affect our financial condition, results of operations and cash flows.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals and we may not ultimately be able to achieve such commitments or goals, either on the timeframes or costs initially anticipated or at all, due to factors that are within or outside of our control. Moreover, actions or statements that we may take based on based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. The increasing attention and pressure from the shareholders, financial institutions and/or financial markets could also increase the likelihood of governmental investigations and private litigation.

Additionally, certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. We also expect there to be increasing ESG-related regulations, disclosure-related and otherwise, which could magnify any of the risks identified in this risk factor. For more information, see our risk factor titled “Compliance with environmental and climate change-related laws and regulations may adversely affect our business and results of operations.” Our customers and suppliers may be subject to similar risks, which may also result in augmented or additional risks.

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

The market for renewable energy is also intensively competitive and rapidly evolving. If the demand for renewable energy fails to grow sufficiently, if new geopolitical, legislative or regulatory initiatives emerge and governments around the world reduce subsidies and economic incentives on renewable energy projects, or if market opportunities manifest themselves in areas that we do not focus on, our New Energy business may not succeed.

Limited operating experience or limited brand recognition in new energy markets may also limit our goals and targets on business expansion.

Risks Related to Our Operations
We may lose money on fixed-price contracts.
As is customary for some of our projects, we often agree to provide products and services under fixed-price contracts. We are subject to material risks in connection with such fixed-price contracts, including bearing greater risk of paying some, if not all, of any cost overruns. It is not possible to estimate with complete certainty the final cost or margin of a project at the time of bidding or during the early phases of its execution. Actual expenses incurred in executing these fixed-price contracts can vary substantially from those originally anticipated for several reasons including, but not limited to, the following:
•unforeseen additional costs related to the purchase of substantial equipment, material, and components necessary for contract fulfillment or labor shortages in the markets where the contracts are performed;
•increasing costs from inflation, rising interest rates as well as supply chain disruptions;
•mechanical failure of our production equipment and machinery;
•delays caused by local weather conditions and/or natural disasters (including earthquakes, floods and public health crises such as the COVID-19 pandemic), which may become more frequent or severe as a result of climate change; and
•a failure of suppliers, subcontractors, or joint venture partners to perform their contractual obligations.
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
The efficient operation of our business is dependent on the security and integrity of our IT systems, physical assets, and data that we process and maintain. Accordingly, we rely upon the capacity, reliability, and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to changing needs and evolving threats. We have been and are continuously subject to cyber-attacks, including phishing, malware, ransomware and other security incidents. No such attack has had a material adverse effect on our business, however, this may not be the case with future attacks. Our systems and physical assets may be vulnerable to damages from such attacks, as well as from natural disasters, failures or security vulnerabilities in hardware or software, power fluctuations, unauthorized access to data and systems, theft, loss or destruction of data (including confidential customer, employee or contractor information), human error, and other similar disruptions, and we cannot give assurance that any security measures we have implemented or may in the future implement will be sufficient to identify and prevent or mitigate such disruptions. Hybrid working arrangements also present increased cybersecurity risks due to the prevalence of social engineering and other attacks in relation to non-corporate and home workers. If a cyber-attack, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

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

Threats to our IT systems and to those of our subcontractors, suppliers and joint venture partners arise from numerous sources, not all of which are within our or their control, including fraud or malice on the part of insiders or third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, outbreaks of hostilities, terrorist acts, and social engineering (e.g., phishing). The frequency and magnitude of cyberattacks and other security incidents is expected to increase in the future and attackers are becoming more sophisticated. We, as well as other critical business partners, may be unable to anticipate, detect or prevent future attacks, particularly because the methodologies utilized by attackers change frequently or are not recognized until launched, and attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The failure of our or others’ security controls and measures to prevent, detect, contain or remediate cyberattacks or other significant security incidents could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, including personal data, litigation or regulatory investigations, actions and fines included for a breach of data protection laws, reputational harm, increased overhead costs including due to compliance requirements, and loss of important information, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against or to mitigate damage caused by these attacks, disruptions or other security incidents in the future. Our insurance coverage may not cover all of the costs and liabilities we incur as the result of these events, and if our business continuity and/or disaster recovery plans do not effectively and timely resolve issues resulting from a cyber-attack, we may suffer material adverse effects on our business.

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
•inflation, including rising costs of labor;
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

Risks Related to Legal Proceedings, Tax and Regulatory Matters
The industries in which we operate or have operated expose us to potential liabilities, including as a result of the installation or use of our products, which may not be covered by insurance or may be in excess of policy limits, or for which expected recoveries may not be realized.
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
Regulatory requirements related to ESG (including sustainability) matters have been, and are being, implemented in the European Union in particular, in relation to financial market participants. Such regulatory requirements are being implemented on a phased basis. We expect regulatory requirements related to, and investor focus on, ESG (including sustainability) matters to continue to expand in the EU, the United States, and more globally. For example, in the United States, the SEC has proposed climate-related disclosure requirements addressing governance, strategy, risk management, emissions metrics, and financial impacts, among other things, which could require us to incur additional costs for monitoring and compliance.

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
In addition, the Board of Directors’ determinations regarding dividends and share repurchases will depend on a variety of other factors, including our net income, cash flows generated from operations or other sources, liquidity position, and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Our ability to declare and pay future dividends and make future share repurchases will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical, general economic conditions, demand and selling prices for our products and services, and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate cash depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, regulatory changes, capital expenditures, or debt servicing requirements.
Any failure to pay dividends or repurchase shares of our ordinary shares could negatively impact our reputation, harm investor confidence in us, and cause the market price of our ordinary shares to decline.
Uninsured claims and litigation against us, including product liability and personal injury claims and intellectual property litigation, could adversely impact our financial condition, results of operations, or cash flows.
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
In addition, we are subject to the GDPR and UK GDPR’s rules on transferring personal data outside of the EEA and UK (including to the United States), and recent legal developments in Europe have created complexity and uncertainty regarding such transfers. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA (and the UK) to US entities who had self-certified under the Privacy Shield scheme, and the decision cast uncertainly on when transfers could be made under the standard contractual clauses; compliance with such may require us to change processes by which we transfer data outside of the EEA and United Kingdom, including to the United States. We currently rely on the standard contractual clauses to transfer personal data outside the EEA and UK. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses have been mandatory for relevant, new transfers since September 27, 2021 and for relevant, existing transfers, since December 27, 2022. The U.K.’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the U.K. under the UK GDPR. This new documentation has been mandatory for relevant, new data transfers since September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR within the relevant time frames. As the enforcement landscape further develops, and supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
We are also subject to evolving EU and UK privacy laws on cookies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies, regulators are also increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, and require significant systems changes.
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
In addition, the IRS and the U.S. Treasury have issued final and temporary regulations providing that, even if we are treated as a foreign corporation for U.S. federal income tax purposes, certain intercompany debt instruments issued on or after April 4, 2016 will be treated as equity for U.S. federal income tax purposes, therefore limiting U.S. tax benefits and resulting in possible U.S. withholding taxes. Although the U.S. Treasury, through guidance, removes certain documentation requirements that would otherwise be imposed with respect to covered debt instruments, announces an intention to further modify and possibly withdraw certain classification rules relating to covered debt instruments, and further indicates that these rules generally are the subject of continuing study and may be further materially modified, the current regulations may adversely affect our future effective tax rate and could also impact our ability to engage in future restructurings if such transactions cause an existing intercompany debt instrument to be treated as reissued for U.S. federal income tax purposes.
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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States, which made extensive changes to the U.S. taxation of multinational companies, and is subject to continuing regulatory and possible legislative changes, especially given the new Administration and Congress in the United States. In addition, the U.S. Congress, the U.K. Government, the European Union, the Organization for Economic Co-operation and Development (the “OECD”), and other government agencies in jurisdictions where we and our affiliates do business have an extended focus on issues related to the taxation of multinational corporations. For instance, in October 2021, the OECD released additional proposals under Base Erosion and Profit Shifting that provide for a global minimum tax of 15 percent, and to date approximately 140 countries have tentatively signed a framework agreeing in principle to this initiative. The implementation of this global minimum tax, however, is contingent upon the independent actions of participating countries and is subject to further negotiation among OECD member states. New tax initiatives, directives, and rules, such as the U.S. Tax Cuts and Jobs Act, the OECD’s Base Erosion and Profit Shifting initiative, and the European Union’s Anti-Tax Avoidance Directives, may increase our tax burden and require additional compliance-related expenditures. As a result, our financial condition, results of operations, or cash flows may be adversely affected. Moreover, the U.S. government, and other jurisdictions in which we do business, may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. Further changes, including with retroactive effect, in the tax laws of the United States (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15 percent corporate minimum tax on certain United States corporations and a 1 percent excise tax on certain stock redemptions by United States corporations, which the U.S. Treasury indicated may also apply to certain stock redemptions by a foreign corporation funded by certain United States affiliates), the United Kingdom, the European Union, or other countries in which we and our affiliates do business could adversely affect us.

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
In this regard, we had a permanent establishment in France to satisfy certain French tax requirements imposed by the French Tax Code with respect to the Merger. The assets and liabilities pertaining to this permanent establishment were contributed on December 27, 2022 to one of our French subsidiaries with retroactive effect as of January 1, 2022, in accordance with a tax ruling issued by the French tax authorities, as a result of which this permanent establishment has been deregistered before the close of the 2022 fiscal year. Although it is intended that we will be treated as having our exclusive place of tax residence in the United Kingdom, the French tax authorities may claim, for the period prior to the reorganization, that we were a tax resident of France if we were to have failed to maintain our “place of effective management” in the United Kingdom over that period as a result of the activities of such permanent establishment. Any such claim would be settled between the French and U.K. tax authorities pursuant to the mutual assistance procedure provided for by the tax treaty concluded between France and the United Kingdom. There is no assurance that these authorities would reach an agreement that we will remain exclusively a U.K. tax resident; an adverse determination could materially and adversely affect our business, financial condition, results of operations, or cash flows. A failure to maintain exclusive tax residency in the United Kingdom could result in adverse tax consequences to us and our subsidiaries and could result in certain adverse changes in the tax consequences of owning and disposing of our shares.

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
Our business may be materially affected by variation from normal weather patterns, such as cooler or warmer summers and winters. Adverse weather conditions, such as tropical storms in the Gulf of Mexico or Indo-Pacific or extreme winter conditions in Canada, and the North Sea, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions or loss of productivity, and may result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. In addition, acute or chronic physical impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall and hurricane-strength winds may damage our facilities or the facilities of key third parties. Increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that increase variation from normal weather patterns, such as increased frequency and severity of storms, floods, droughts, and other climatic events, as well as changes to temperature and precipitation patterns, which could further impact our operations. Significant physical effects of climate change could also have a direct effect on our operations and an indirect effect on our business by interrupting the operations of those with whom we do business. Any of these events or outcomes could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Currency exchange rate fluctuations could adversely affect our financial condition, results of operations, or cash flows.
We conduct operations around the world in many different currencies. Because significant portions of our revenue and expenses are denominated in currencies other than our reporting currency, the U.S. dollar, changes in exchange rates will produce fluctuations in our revenue, costs, and earnings, and may also affect the book value of our assets and liabilities and related equity. We hedge transaction impacts on margins and earnings where a transaction is not in the functional currency of the business unit, but we do not hedge translation impacts on earnings. Our efforts to minimize our currency exposure through such hedging transactions may not be successful depending on market and business conditions. Moreover, our ability to hedge certain currencies in which we conduct operations, specifically currencies in countries such as Angola and Nigeria, may be limited; therefore, we may be subject to increased foreign currency exposures. As a result, fluctuations in foreign currency exchange rates may adversely affect our financial condition, results of operations, or cash flows.
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
The following table shows our principal properties by reporting segment at December 31, 2022:

Location	Segment
Africa
Hassi Messaoud, Algeria	Surface
Lagos, Nigeria	Subsea
Lobito, Angola	Subsea
Luanda, Angola	Subsea
Malabo, Equatorial Guinea	Subsea
Port Harcourt, Nigeria	Subsea
Takoradi, Ghana	Subsea
Asia
Chennai, India	Subsea
Hyderabad, India	Subsea, Surface
Jakarta, Indonesia	Surface
Johor, Malaysia	Subsea
Kuala Lumpur, Malaysia	Subsea
Noida, India	Subsea, Surface
Nusajaya, Malaysia	Subsea, Surface
Singapore	Subsea, Surface
Australia

Location	Segment
Henderson, Australia	Subsea
Perth, Australia	Subsea
Europe
Aberdeen, United Kingdom	Surface
Aktau, Kazakhstan	Subsea, Surface
Arnhem, The Netherlands	Surface
Atyrau, Kazakhstan	Subsea, Surface
Bergen, Norway	Subsea
Courbevoie (Paris - La Défense), France	Subsea
Dunfermline, United Kingdom	Subsea, Surface
Ellerbek, Germany	Surface
Evanton, United Kingdom	Subsea
Horten, Norway	Subsea
Kongsberg, Norway	Subsea, Surface
Krakow, Poland	Subsea
Le Trait, France	Subsea
Lisbon, Portugal	Subsea
Lysaker, Norway	Subsea
Newcastle, United Kingdom	Subsea
Orkanger, Norway	Subsea
Sens, France	Surface
Stavanger, Norway	Subsea, Surface
Veenoord, Netherlands	Surface
Westhill, United Kingdom	Subsea
Middle East
Abu Dhabi, United Arab Emirates	Surface
Dhahran, Saudi Arabia	Surface
Doha, Qatar	Surface
North America
Brighton (Colorado), United States	Surface
Charleroi (Pennsylvania), United States	Surface
Davis (California), United States	Subsea
Erie (Pennsylvania), United States	Surface
Houston (Texas), United States	Subsea, Surface
Odessa (Texas), United States	Surface
San Antonio (Texas), United States	Surface
St. John’s (Newfoundland), Canada	Subsea
Stephenville (Texas), United States	Surface
Theodore (Alabama), United States	Subsea
South America
Georgetown, Guyana	Subsea
Macaé, Brazil	Subsea
Neuquén, Argentina	Surface
Rio de Janeiro, Brazil	Subsea, Surface
São João da Barra, Brazil	Subsea
Veracruz, Mexico	Surface
Vitória, Brazil	Subsea
Yopal, Columbia	Surface

The following table shows marine vessels in which we held an interest or operated as of December 31, 2022:

Vessel Name	Vessel Type	Special Equipment
Deep Blue	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Deep Energy	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Apache II	PLSV	Reeled pipelay/umbilical systems
Deep Orient	HCV	Construction/installation systems
North Sea Atlantic	HCV	Construction/installation systems
Skandi Africa	HCV	Construction/installation systems
Deep Arctic	DSV/HCV	Diver support systems
Deep Discoverer	DSV/HCV	Diver support systems
Deep Explorer	DSV/HCV	Diver support systems
Skandi Vitória	PLSV	Flexible pipelay/umbilical systems
Skandi Niterói	PLSV	Flexible pipelay/umbilical systems
Coral do Atlantico	PLSV	Flexible pipelay/umbilical systems
Deep Star	PLSV	Flexible pipelay/umbilical systems
Skandi Açu	PLSV	Flexible pipelay/umbilical systems
Skandi Búzios	PLSV	Flexible pipelay/umbilical systems
Skandi Olinda	PLSV	Flexible pipelay/umbilical systems
Skandi Recife	PLSV	Flexible pipelay/umbilical systems
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed on the NYSE and are traded under the symbol “FTI.”
For information about dividends, see Note 17 “Stockholders’ Equity” to the Consolidated Financial Statements in Item 8. The Company intends to initiate a quarterly dividend in the second half of 2023.
As of February 20, 2023, according to data provided by our transfer agent, there were 3,640 shareholders of record. However, many of our shareholders hold their shares in "street name" by a nominee of Depository Trust Company, which is a single shareholder of record. We estimate that there were approximately 53,200 shareholders whose shares were held in “street name” by banks, brokers, or other financial institutions as of December 31, 2022.

We had no unregistered sales of equity securities during the year ended December 31, 2022.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our ordinary shares during the three months ended December 31, 2022:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022—October 31, 2022	175,000	$10.60	175,000	32,863,490
November 1, 2022—November 30, 2022	2,975,000	$11.77	2,975,000	25,238,165
December 1, 2022—December 31, 2022	1,082,047	$12.14	1,082,047	24,593,823
Total	4,232,047	$11.81	4,232,047	24,593,823
____________________
(a)In July 2022, we announced a repurchase plan approved by our Board of Directors authorizing up to $400.0 million to repurchase shares of our issued and outstanding ordinary shares through open market purchases. For the three months ended December 31, 2022, we repurchased 4,232,047 shares for a total cost of $50.1 million at an average price of $11.81 per share.

Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares for the period from January 1, 2018 to December 31, 2022 with the Standard & Poor’s 500 Index (“S&P 500 Index”) and PHLX Oil Services Index. The comparison assumes $100 was invested, including reinvestment of dividends, if any, in our ordinary shares on January 1, 2018 and in both of the indexes on the same date. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG TECHNIPFMC PLC, S&P 500 INDEX AND PEER GROUP INDEX

US DOLLARS
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/2017
12/2018
12/2019
12/2020
12/2021
12/2022
TechnipFMC plc
S&P 500 Index
PHLX Oil Services Index

ASSUMES $100 INVESTED ON DEC. 31, 2017
ASSUMES DIVIDEND REINVESTED IN SECURITY
FISCAL YEAR ENDING DEC. 31, 2022

Source: Bloomberg L.P. The PHLX Oil Services Index has been chosen as it is a modified market weighted index composed of companies involved in the oil services.

	As of December 31,
	2018	2019	2020	2021	2022
TechnipFMC plc	$63.68	$71.37	$31.94	$27.03	$55.67
S&P 500 Index	95.61	125.70	148.82	191.50	156.78
PHLX Oil Services Index	54.78	54.48	31.56	38.10	61.53
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
A summarized description of our products and services and annual financial data for each segment can be found in Note 6 to our consolidated financial statements.
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
As we evaluate our operating results, we consider business segment performance indicators like segment revenue, operating profit and capital employed, in addition to the level of inbound orders and order backlog. A significant proportion of our revenue is recognized under the percentage of completion method of accounting. Cash receipts from such arrangements typically occur at milestones achieved under stated contract terms. Consequently, the timing of revenue recognition is not always correlated with the timing of customer payments. We aim to structure our contracts to receive advance payments that we typically use to fund engineering efforts and inventory purchases. Working capital (excluding cash) and net debt, are therefore, key performance indicators of cash flows.
In both of our segments, we serve customers from around the world. During 2022, approximately 80 percent of our total sales were recognized outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

The Spin-off

On February 16, 2021, we completed the separation of the Technip Energies business segment. The transaction was structured as a Spin-off, which occurred by way of a Distribution to our shareholders of 50.1 percent of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., New York City time on the record date, February 17, 2021. Technip Energies N.V. is now an independent public company and its shares are traded under the ticker symbol “TE” on the Euronext Paris stock exchange. As of December 31, 2022, we fully divested our remaining ownership interest in Technip Energies.

Beginning in the first quarter of 2021, Technip Energies’ historical financial results for periods prior to the Distribution are reflected in our consolidated financial statements as discontinued operations. For the year ended December 31, 2022, we recorded expense from discontinued operations due to a change in estimate of liabilities recognized in connection with the Spin-off and an income tax expense related to a change in estimate in the French tax group.
BUSINESS OUTLOOK
Overall Outlook – The global economy is forecast to grow in 2023. The pace of growth expected to be slower than the prior year, and rate hikes by central banks aimed at slowing high inflation will increase the risk of a mild recession in some economies. However, strength in Asia Pacific will likely offset any regional weakness and lead global growth higher, driven in part by the easing of pandemic restrictions in China. Higher global gross domestic product (GDP) will in turn support growth in energy demand.

Oil prices continue to be supported by regional geopolitical tensions and the industry’s more disciplined capital spend, particularly for OPEC+ countries focused on realizing a price that supports both economic growth and energy investment. An extended period of underinvestment has contributed to a current supply deficit that will ultimately require increased upstream spending, lending support to a constructive view on the longer-term outlook for oil prices.

With long-term energy demand forecast to increase, the conflict in Ukraine has highlighted the need for greater energy security across the globe. As a result, the energy industry has accelerated its efforts to address the essential need for hydrocarbons today to ensure the continuity of affordable energy while also playing an essential role in the energy transition.

We are in the midst of a multi-year growth cycle for energy demand. We believe that investment in new sources of oil and natural gas production will increase over the intermediate-term, fueled by an expansion of activity in international markets – largely offshore and the Middle East. Investment in the Middle East occurs in both offshore and surface environments, with capital spending expected to accelerate in support of longer-term production targets. TechnipFMC has leading positions in many of these international markets and is uniquely positioned to take full advantage of this growth opportunity. We are confident that conventional resources will remain an important part of the energy mix for an extended period.

We are also committed to the energy transition, where we believe that offshore will play a meaningful role in the transition to renewable energy resources and reduction of carbon emissions. We are making real progress through our three main pillars of greenhouse gas removal, offshore floating renewables and hydrogen.

We have been successful in building on our partnerships and alliances to further position ourselves as the leading offshore energy architect, with several notable developments in 2022.

•We signed the Option to Lease Agreement for the ScotWind N3 area through our partnership in offshore renewables, Magnora Offshore Wind. The proposed development project will install 33 floating wind turbines with total capacity of approximately 500 megawatts – which could power more than 600,000 homes in the United Kingdom.

•We also signed an agreement with Shell to explore synergies with a shared goal of enabling offshore renewable energy generation and reducing total CO2 emissions – another example of how our long-standing partnerships extend to all areas of our business.

•Orbital Marine Power, which is collaborating with TechnipFMC to accelerate the global commercialization of its tidal stream turbine, was awarded two contracts for difference in the UK Allocation Round 4 multi-turbine projects in Eday, Orkney. Capable of delivering 7.2 megawatts of predictable clean energy to the grid once completed, these Orbital tidal stream energy projects will support the United Kingdom’s security of supply, energy transition and broader climate change objectives.

Subsea – Innovative approaches to subsea projects, like our iEPCI solution, have improved project economics, and many offshore discoveries can be developed economically well below today’s crude oil prices. We believe deepwater development is likely to remain a significant part of many of our customers’ portfolios.

Over the last several years, offshore economics have materially improved, and subsea cycle-times have become significantly shorter. This has resulted in new subsea investments coming much earlier in the cycle and more in parallel with U.S. land markets. We believe these changes are fundamental and sustainable as a result of new business models and technology pioneered by our company.

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

With CTO, we have designed an environment, process, culture and tools which are scalable and, more importantly, are transformational to the future of our company. Our customers require a product platform that provides them with choices which meet their unique and evolving needs, but also provides them with the significant speed, cost and efficiency benefits that come with product and process standardization. CTO has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25 percent lower product cost and a shortened 12-month delivery time for subsea production equipment – savings that are both real and sustainable. This has paved the way for other products to adopt a similar operating model, enabling an enterprise-wide way of working.

We continue to experience increased operator confidence in advancing subsea activity in response to both improved project economics and concerns regarding the security of energy supply. Brent crude oil averaged just under $100 per barrel in 2022. While closer to $80 per barrel at the start of the new year, prices are projected to stay elevated in the intermediate-term. The opportunity set of large subsea projects to be sanctioned over the next 24 months remains robust. The average project size has also risen due to an increasing number of large, greenfield opportunities in Brazil, Guyana, and Africa. We also expect increased tie-back activity, with growth from these smaller projects to come primarily from the North Sea, Gulf of Mexico and West Africa – all regions in which we have a strong presence and are well-positioned due to our extensive installed base.

There is also exploration activity occurring in new offshore frontiers. Recent oil and gas discoveries have been announced by operators in basins near countries such as Suriname, Namibia and Colombia, and we believe additional countries will become producers of deepwater resources during this decade. These examples demonstrate the strength of the current investment cycle and support our view that investment in conventional energy resources will continue.

Our Subsea inbound orders grew to $6.7 billion in 2022, an increase of 36 percent versus the prior year. We see further growth in the year ahead, with inbound orders expected to exceed $8 billion. Growth in the current year is expected to include a significant increase in the value of integrated project awards. We also anticipate growth in Subsea Services revenue to $1.3 billion given the continued expansion in our installed base. When taken together, we expect direct awards, iEPCI and Subsea Services to represent more than 70 percent of inbound orders in 2023.

Surface Technologies – Our performance is typically driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by stimulation activity and the completions intensity of shale applications in North America.

Activity in North America increased in 2022 due to higher drilling and completion activity and an improved pricing environment. We continue to progress well on our E-Mission solution for onshore production facilities. The digital offering uses proprietary process automation to provide the industry’s only real-time monitoring and control system that both reduces methane flaring by up to 50 percent and maximizes oil production.

International markets continued to represent a significant portion of total segment revenue in 2022, totaling 55 percent. Our growing backlog also provides us with greater visibility for growth in 2023. TechnipFMC’s unique capabilities in these markets, which demand higher specification equipment, global services and local content, provide a platform for us to extend our leadership positions.

Drilling activity in international markets is less cyclical than North America as most activities are undertaken by national oil companies which tend to maintain a longer-term view that exhibits less variability in capital spend. Additionally, we continue to benefit from our exposure to the North Sea, Asia Pacific and the Middle East.

We have commenced work on a 10-year framework agreement awarded by Abu Dhabi National Oil Company in 2021 to provide wellheads, trees and associated services. We have also added new manufacturing capabilities in Saudi Arabia, where the country is expected to increase its sustainable oil capacity and significantly expand its natural gas production over the next decade. Our new facility also supports our commitment to develop a diverse and capable workforce as part of Aramco’s In-Kingdom Total Value Add Program and Saudi Vision 2030. The Middle East remains one of our largest market opportunities in the current decade.

CONSOLIDATED RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

	Year Ended December 31,			Change
(In millions, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenue	$6,700.4	$6,403.5	$6,530.6	$296.9	4.6%	$(127.1)	(1.9)%

Costs and expenses
Cost of sales	5,804.1	5,579.6	5,835.8	224.5	4.0%	(256.2)	(4.4)%
Selling, general and administrative expense	616.8	644.9	724.1	(28.1)	(4.4)%	(79.2)	(10.9)%
Research and development expense	67.0	78.4	75.3	(11.4)	(14.5)%	3.1	4.1%
Impairment, restructuring and other expense	15.2	66.7	3,402.0	(51.5)	(77.2)%	(3,335.3)	(98.0)%
Total costs and expenses	6,503.1	6,369.6	10,037.2	133.5	2.1%	(3,667.6)	(36.5)%

Other income, net	5.4	46.6	25.1	(41.2)	(88.4)%	21.5	85.7%
Income from equity affiliates	44.6	0.6	64.6	44.0	7,333.3%	(64.0)	(99.1)%
Income (loss) from investment in Technip Energies	(27.7)	322.2	—	(349.9)	(108.6)%	322.2	—%
Loss on early extinguishment of debt	(29.8)	(61.9)	—	32.1	51.9%	(61.9)	—%
Net interest expense	(120.9)	(143.3)	(81.8)	22.4	15.6%	(61.5)	(75.2)%
Income (loss) before income taxes	68.9	198.1	(3,498.7)	(129.2)	(65.2)%	3,696.8	105.7%
Provision for income taxes	105.4	111.1	19.4	(5.7)	(5.1)%	91.7	472.7%
Income (loss) from continuing operations	(36.5)	87.0	(3,518.1)	(123.5)	(142.0)%	3,605.1	102.5%
(Income) loss from continuing operations attributable to non-controlling interests	(25.4)	0.8	(34.5)	(26.2)	(3,275.0)%	35.3	102.3%
Income (loss) from continuing operations attributable to TechnipFMC plc	(61.9)	87.8	(3,552.6)	(149.7)	(170.5)%	3,640.4	102.5%
Loss from discontinued operations	(45.3)	(72.6)	280.2	27.3	37.6%	(352.8)	(125.9)%
Income from discontinued operations attributable to non-controlling interests	—	(1.9)	(15.2)	1.9	100.0%	13.3	87.5%
Net income (loss) attributable to TechnipFMC plc	$(107.2)	$13.3	$(3,287.6)	$(120.5)	(906.0)%	$3,300.9	100.4%

Results of Operations in 2022 Compared to 2021
Revenue
Revenue increased by $296.9 million in 2022, compared to 2021. Subsea revenue increased year-over-year, as a result of higher project and services activity. Surface Technologies revenue increased, as a result of the increase in operator activity in North America, driven by an increase in U.S. rig count year-over-year.

Gross Profit
Gross profit (revenue less cost of sales) as a percentage of sales increased to 13.4% in 2022 compared to 12.9% in 2021. Subsea gross profit increased year over year due to improved margins in backlog and an increase in installation and services activity. Surface Technologies gross profit increased year-over-year, mostly due to an increase in volume of activities and increases in pricing in North America.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $28.1 million year-over-year, driven by a decrease in costs associated with our support functions.

Impairment, Restructuring and Other Expense
We incurred $15.2 million of restructuring, impairment and other expenses in 2022, compared to $66.7 million in 2021, largely related to exiting our operations in Russia and Canada. Impairment, restructuring and other charges incurred in 2021 included $49.1 million of impairment charges relating to our operating lease right-of-use assets and property, plant and equipment. See Note 19 to our consolidated financial statements for further details.

Other Income, Net
Other income, and losses, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. Other income decreased by $41.2 million year-over-year, due to impact of foreign currency, which was a net loss of $23.9 million in 2022 and a net gain of $15.8 million in 2021. The change in foreign exchange gains and losses is due to various factors, including exposure to certain currencies with limited derivative hedging markets.
Income from Equity Affiliates

For the years ended December 31, 2022 and 2021, we recorded an income of $44.6 million and $0.6 million, respectively, from equity method affiliates. Income generated by our equity method investments during 2022 increased year-over-year, driven by an increase in operational activity of our equity method investments. Income generated by our equity method investments during 2021 was offset by a $36.7 million impairment of our Magma Global equity method investment. See Note 3 to our consolidated financial statements for further details.

Income (Loss) from Investment in Technip Energies

For the years ended December 31, 2022 and 2021, we recorded a $27.7 million loss and $322.2 million of income, respectively, as a result of our investment in Technip Energies. The amounts recognized represent fair value revaluation gains (losses) of our investment. See Note 12 to our consolidated financial statements for further details.

Loss on Early Extinguishment of Debt

We recognized $29.8 million of loss on early extinguishment of debt during the year ended December 31, 2022, which related to premium paid and write-off of debt issuance costs in connection with the repurchase of the 2021 Notes. We recognized $61.9 million of loss on early extinguishment of debt for the year ended December 31, 2021, which related to premium paid and write-off of debt issuance costs in connection with the repurchase of the 2021 Notes and the repayment of our 3.45% Senior Notes due 2022. See Note 16 to our consolidated financial statements for further details.

Net Interest Expense
Net interest expense decreased by $22.4 million in 2022, compared to 2021, largely due to the reduction in outstanding debt.

Provision for Income Taxes
Our provision for income taxes for 2022 and 2021 reflected effective tax rates of 153.0% and 56.1%, respectively. The year-over-year increase in the effective tax rate was largely due to the change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $45.3 million and $72.6 million for the years ended December 31, 2022 and 2021, respectively. See Note 25 to our consolidated financial statements for further details.

OPERATING RESULTS OF BUSINESS SEGMENTS
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 6 to our consolidated financial statements for further details.
Subsea

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2022	2021	2020	2022 vs. 2021			2021 vs. 2020
Revenue	$5,461.2	$5,329.1	$5,471.4	$132.1	2.5%		$(142.3)	(2.6)%
Operating profit (loss)	$317.6	$141.4	$(2,815.5)	$176.2	124.6%		$2,956.9	105.0%

Operating profit (loss) as a percentage of revenue	5.8%	2.7%	(51.5)%		3.1	pts.		54.2	pts.
Subsea revenue increased by $132.1 million, due to higher project installation activity in Brazil and the United Kingdom, which was partially offset by the negative impact of foreign exchange.
Subsea operating profit for the year ended December 31, 2022, increased versus the prior year, due to the improved margins in backlog and an increased mix of installation and service activities.

Surface Technologies

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2022	2021	2020	2022 vs. 2021			2021 vs. 2020
Revenue	$1,239.2	$1,074.4	$1,059.2	$164.8	15.3%		$15.2	1.4%
Operating profit (loss)	$58.3	$42.0	$(429.3)	$16.3	38.8%		$471.3	109.8%

Operating profit (loss) as a percentage of revenue	4.7%	3.9%	(40.5)%		0.8	pts.		44.4	pts.
Surface Technologies revenue increased by $164.8 million, or 15.3% year-over-year, driven by an increase in North America activity. Approximately 55% of total segment revenue was generated outside of North America for the year ended December 31, 2022.
Surface Technologies operating profit increased versus the prior year, due to an increase in volume of activities and increase in pricing in North America.

Corporate Items

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Corporate expense	$(104.7)	$(118.1)	$(131.9)	$13.4	11.3%	$13.8	10.5%
Corporate expense decreased by $13.4 million or 11.3% year-over-year, driven by the decreased costs associated with our support functions.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders Year Ended December 31,
(In millions)	2022	2021
Subsea	$6,738.3	$4,960.9
Surface Technologies	1,340.8	1,793.3
Total inbound orders	$8,079.1	$6,754.2
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 5 to our consolidated financial statements for further details.

	Order Backlog December 31,
(In millions)	2022	2021
Subsea	$8,131.5	$6,533.0
Surface Technologies	1,221.5	1,124.7
Total order backlog	$9,353.0	$7,657.7
Subsea - Order backlog for Subsea as of December 31, 2022, increased by $1.6 billion from December 31, 2021. Subsea backlog of $8.1 billion as of December 31, 2022, was composed of various subsea projects, including Petrobras Buzios 6, Mero I, Mero II and Marlim; Total Energies Mozambique LNG, Lapa North East and Clov 3; ExxonMobil Yellowtail and Payara; Shell Jackdaw and Gumusut; Husky West White Rose; Equinor Halten East; Tullow Jubilee South East; Wintershall Maria and Dvalin; and Harbour Talbot.

Surface Technologies - Order backlog for Surface Technologies as of December 31, 2022 increased by $96.8 million, compared to December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flows through bank accounts controlled and maintained by TechnipFMC globally in various jurisdictions to best meet the liquidity needs of our global operations.
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

	Year Ended December 31,
(In millions)	2022	2021
Cash and cash equivalents	$1,057.1	$1,327.4
Short-term debt and current portion of long-term debt	(367.3)	(277.6)
Long-term debt, less current portion	(999.3)	(1,727.3)
Net debt	$(309.5)	$(677.5)

Cash Flows
Cash flows for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash provided by operating activities from continuing operations	$352.1	$715.0	$772.4
Cash provided (required) by investing activities from continuing operations	162.2	821.8	(120.8)
Cash required by financing activities from continuing operations	(796.7)	(1,447.3)	(651.9)
Net cash attributable to discontinued operations	—	(3,555.9)	(605.6)
Effect of exchange rate changes on cash and cash equivalents	12.1	(14.0)	223.5
Decrease in cash and cash equivalents	$(270.3)	$(3,480.4)	$(382.4)

(Increase) decrease in working capital from continuing operations	$(81.1)	$497.5	$717.7

Free cash flow from continuing operations	$194.2	$523.3	$516.3
Operating cash flows from continuing operations - During 2022 and 2021, we generated $352.1 million and $715.0 million, respectively, in operating cash flows from continuing operations. The decrease of $362.9 million in cash generated by operating activities from continuing operations in 2022, as compared to 2021, was due to timing differences on project milestones, vendor payments for inventory, and timing of income tax refund.
Investing cash flows from continuing operations - Investing activities from continuing operations provided $162.2 million in 2022 and $821.8 million of cash in 2021. The decrease of $659.6 million in cash provided by investing activities was due to a $612.4 million decrease in proceeds received from sales of our investment in Technip Energies and a decrease in proceeds from sales of assets, partially offset by a decrease in capital expenditures during 2022.
Financing cash flows from continuing operations - Financing activities from continuing operations used $796.7 million and $1,447.3 million in 2022 and 2021, respectively. The decrease of $650.6 million in cash used for financing activities was due to the decreased debt pay down and issuance activity of $742.9 million, partially offset by $100.2 million of share repurchases during 2022.
The change in working capital represents total changes in operating current assets and liabilities.
Free cash flow from continuing operations is defined as operating cash flows from continuing operations less capital expenditures. The following table reconciles cash provided by operating activities from continuing operations, which is the most directly comparable financial measure determined in accordance with GAAP, to free cash flow (non-GAAP measure).

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash provided by operating activities from continuing operations	$352.1	$715.0	$772.4
Capital expenditures	(157.9)	(191.7)	(256.1)
Free cash flow from continuing operations	$194.2	$523.3	$516.3

Debt and Liquidity

We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. During 2022, we reduced our total debt position as follows:

•We repaid $161.0 million of our 3.40% 2012 Private placement notes; and
•We completed a tender offer and purchased for cash $430.2 million of the outstanding 2021 Notes. We paid a cash premium of $21.5 million to the tendering note holders and wrote-off $8.3 million of debt issuance costs. Concurrent with the tender offer, the Company obtained consents of holders with respect to the 2021 Notes to certain proposed amendments (“Proposed Amendments”) to the indenture governing these notes. The Proposed Amendments, among other things, eliminated substantially all of the restrictive covenants and certain event of default triggers in the indenture.

Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of December 31, 2022 there were $45.4 million letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $954.6 million.

As of December 31, 2022 TechnipFMC was in compliance with all debt covenants. See Note 16 to our consolidated financial statements for further detail.

Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are BB+ for our long-term unsecured, guaranteed debt (2021 Notes) and BB for our long-term unsecured debt (the Private Placement notes). Our credit rating with Moody’s is Ba1 for our long-term unsecured, guaranteed debt. See Note 16 for further details regarding our debt.

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
Our credit spread, and the credit spread of other counterparties not publicly available, are approximated using the spread of similar companies in the same industry, of similar size, and with the same credit rating. See Notes 23 and 24 to our consolidated financial statements for further details.
At this time, we have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position.
Contractual and Other Obligations
The Company’s principal contractual commitments include purchase obligations, repayments of long-term debt and related interest, and payments under operating leases. As of December 31, 2022, we had $1.2 billion of purchase obligations, more than 90 percent of which is short-term. Substantially all of these commitments are associated with purchases made to fulfill our customer’s orders, the costs associated with these agreements will ultimately be reflected in cost of sales in our consolidated statement of income.
Refer to respective notes to the consolidated financial statements for further information about our share repurchase program (Note 18), long-term debt obligations (Note 16), guarantees (Notes 12 and 20) and lease payments obligations (Note 4).
Financial Position Outlook
We are committed to a strong balance sheet. We continue to maintain sufficient liquidity to support the needs of the business through growth, cyclicality and unforeseen events. We continue to maintain and drive sustainable leverage to preserve access to capital throughout the cycle. Our capital expenditures can be adjusted and managed to match market demand and activity levels. Based on current market conditions and our future expectations, our capital expenditures for 2023 are estimated to be approximately $250 million. Projected capital expenditures do not include any contingent capital that may be needed to respond to contract awards. In maintaining our commitment to sustainable leverage and liquidity, we expect to be able to continue to generate free cash flow available for investment in growth and distribution to shareholders through the business cycle.

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
A significant portion of our total revenue recognized over time relates to our Subsea segment, for the subsea exploration and production equipment projects that involve the design, engineering, manufacturing, construction, and assembly of complex systems. Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
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

Our operating income for the year ended December 31, 2022 was positively impacted by approximately $104.9 million, as a result of changes in contract estimates related to projects that were in progress as of December 31, 2021. During the year ended December 31, 2022, we recognized changes in our estimates that had an impact on our margin in the amounts of $104.6 million and $0.3 million in our Subsea and Surface Technologies segments, respectively. The changes in contract estimates are attributed to improved performance throughout our execution of our projects.
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
As of December 31, 2022, we have provided a valuation allowance against the related deferred tax assets where we believe it is not more likely than not that we will generate future taxable income sufficient to realize such assets.
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
Due to the specialized and statistical nature of these calculations which attempt to anticipate future events, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the costs and obligations associated with these pension benefits. The discount rate and expected long-term rate of return on plan assets are based on investment yields available and the historical performance of our plan assets, respectively. The timing and amount of cash outflows related to the bonds included in the indices matches estimated defined benefits payments. These measures are critical accounting estimates because they are subject to management’s judgment and can materially affect net income.
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
The following table illustrates the sensitivity of changes in the discount rate and expected long-term return on plan assets on pension expense and the projected benefit obligation:

(In millions, except basis points)	Increase (Decrease) in 2022 Pension Expense Before Income Taxes	Increase (Decrease) in Projected Benefit Obligation as of December 31, 2022
25 basis point decrease in discount rate	$1.4	$—
25 basis point increase in discount rate	$(1.4)	$—
25 basis point decrease in expected long-term rate of return on plan assets	$2.8	N/A
25 basis point increase in expected long-term rate of return on plan assets	$(2.8)	N/A

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
In late 2016, Technip S.A. was contacted by the DOJ regarding its investigation of offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant, and also raised with the DOJ certain other projects performed by Technip S.A. subsidiaries in Brazil between 2002 and 2013. The DOJ also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We cooperated with the DOJ in its investigation into potential violations of the FCPA in connection with these projects. We contacted and cooperated with the Brazilian authorities (Federal Prosecution Service (“MPF”), the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”)) with their investigation concerning the projects in Brazil and have also contacted and are cooperating with French authorities (the Parquet National Financier (“PNF”)) with their investigation about these existing matters.

On June 25, 2019, we announced a global resolution to pay a total of $301.3 million to the DOJ, the SEC, the MPF, and the CGU/AGU to resolve these anti-corruption investigations. We were not required to have a monitor and instead, provided reports on our anti-corruption program to the Brazilian and U.S. authorities for two and three years, respectively.
As part of this resolution, we entered into a three-year Deferred Prosecution Agreement (“DPA”) with the DOJ related to charges of conspiracy to violate the FCPA related to conduct in Brazil and with Unaoil. In addition, Technip USA, Inc., a U.S. subsidiary, pled guilty to one count of conspiracy to violate the FCPA related to conduct in Brazil. We also provided the DOJ reports on our anti-corruption program during the term of the DPA.
In Brazil, on June 25, 2019 our subsidiaries Technip Brasil - Engenharia, Instalações E Apoio Marítimo Ltda. and Flexibrás Tubos Flexíveis Ltda. entered into leniency agreements with both the MPF and the CGU/AGU. We made, as part of those agreements, certain enhancements to the compliance programs in Brazil during the two-year self-reporting period, which aligned with our commitment to cooperation and transparency with the compliance community in Brazil and globally.
In September 2019, the SEC approved our previously disclosed agreement in principle with the SEC Staff and issued an Administrative Order, pursuant to which we paid the SEC $5.1 million, which was included in the global resolution of $301.3 million.
On December 8, 2022, the Company received notice of the official release from all obligations and charges by CGU, having successfully completed all of the self-reporting requirements in the leniency agreements and the case was closed. On December 27, 2022, the DOJ filed a Motion to Dismiss the charges against TechnipFMC related to conspiracy to violate the FCPA, noting to the Court that the Company had fully met and completed all of its obligations under the DPA. The Dismissal Order was signed by the Court on January 4, 2023, thereby closing the case. All obligations to regulatory authorities related to the enforcement matters in the United States and Brazil have been completed and the Company has been unconditionally released by both jurisdictions.

To date, the investigation by the PNF related to historical projects in Equatorial Guinea and Ghana has not reached resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. Additionally, the PNF informed us that it is reviewing other historical projects in Angola. We are not aware of any evidence that would support a finding of liability with respect to these projects, or whether the PNF would seek to impose any additional penalty. As we continue our discussions with PNF towards a potential resolution of all of these matters, the amount of a settlement could exceed this provision.

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
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 to our consolidated financial statements for further details.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments for speculative purposes. As of December 31, 2022 and 2021, substantially all of our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.
These disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are, therefore, subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies as of December 31, 2022, would have changed our revenue and income before income taxes attributable to TechnipFMC by approximately $318.6 million and $2.1 million, respectively.
When transactions are denominated in currencies other than our subsidiaries’ respective functional currencies, we manage these exposures through the use of derivative instruments. We use foreign currency forward contracts to hedge the foreign currency fluctuation associated with firmly committed and forecasted foreign currency denominated payments and receipts. The derivative instruments associated with these anticipated transactions are usually designated and qualify as cash flow hedges, and as such the gains and losses associated with these instruments are recorded in other comprehensive income until such time that the underlying transactions are recognized. Unless these cash flow contracts are deemed to be ineffective or are not designated as cash flow hedges at inception, changes in the derivative fair value will not have an immediate impact on our results of operations since the gains and losses associated with these instruments are recorded in other comprehensive income. When the anticipated transactions occur, these changes in value of derivative instrument positions will be offset against changes in the value of the underlying transaction. When an anticipated transaction in a currency other than the functional currency of an entity is recognized as an asset or liability on the balance sheet, we also hedge the foreign currency fluctuation of these assets and liabilities with derivative instruments after netting our exposures worldwide. These derivative instruments do not qualify as cash flow hedges.
For our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges, a 10% increase in the value of the U.S. dollar would have resulted in an additional loss of $61.9 million in the net fair value of cash flow hedges reflected in our consolidated balance sheet as of December 31, 2022.
Interest Rate Risk
We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. To the extent any one interest rate increases by 10% across all tenors and other countries’ interest rates remain fixed, and assuming no change in discount rates, we would expect to recognize a decrease of $1.2 million in unrealized earnings in the period of change. Based on our portfolio as of December 31, 2022, we have material positions with exposure to interest rates in the United States, Brazil, the United Kingdom, Singapore, the European Community, and Norway.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of TechnipFMC plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of TechnipFMC plc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Determination of Estimated Costs to Complete for Long-Term Contracts
As described in Note 1 to the consolidated financial statements, approximately 63% of the total revenue of $6.7 billion for the year ended December 31, 2022 is generated from long-term contracts. As disclosed by management, for the Company’s long-term contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer that occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on many of the performance obligations, management’s estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. There are many factors, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, and weather, all of which can affect the accuracy of cost estimates, and ultimately, future profitability.
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
February 24, 2023

We have served as the Company’s auditor since 2017.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In millions, except per share data)	2022	2021	2020
Revenue
Service revenue	$3,628.3	$3,440.7	$3,266.8
Product revenue	2,857.0	2,804.4	3,121.8
Lease revenue	215.1	158.4	142.0
Total revenue	6,700.4	6,403.5	6,530.6

Costs and expenses
Cost of service revenue	3,042.2	3,084.7	2,946.9
Cost of product revenue	2,595.7	2,366.5	2,772.2
Cost of lease revenue	166.2	128.4	116.7
Selling, general and administrative expense	616.8	644.9	724.1
Research and development expense	67.0	78.4	75.3
Impairment, restructuring and other expense (Note 19)	15.2	66.7	3,402.0
Total costs and expenses	6,503.1	6,369.6	10,037.2

Other income, net	5.4	46.6	25.1
Income from equity affiliates (Note 12)	44.6	0.6	64.6
Income (loss) from Investment in Technip Energies	(27.7)	322.2	—
Income (loss) before net interest expense and income taxes	219.6	403.3	(3,416.9)
Interest income	17.8	14.0	52.3
Interest expense	(138.7)	(157.3)	(134.1)
Loss on early extinguishment of debt	(29.8)	(61.9)	—
Income (loss) before income taxes	68.9	198.1	(3,498.7)
Provision for income taxes (Note 21)	105.4	111.1	19.4
Income (loss) from continuing operations	(36.5)	87.0	(3,518.1)
(Income) loss from continuing operations attributable to non-controlling interests	(25.4)	0.8	(34.5)
Income (loss) from continuing operations attributable to TechnipFMC plc	(61.9)	87.8	(3,552.6)
Income (loss) from discontinued operations (Note 25)	(45.3)	(72.6)	280.2
Income from discontinued operations attributable to non-controlling interests	—	(1.9)	(15.2)
Net income (loss) attributable to TechnipFMC plc	$(107.2)	$13.3	$(3,287.6)

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic and diluted	$(0.14)	$0.19	$(7.92)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC
Basic	$(0.10)	$(0.17)	$0.59
Diluted	$(0.10)	$(0.16)	$0.59

Total earnings (loss) per share attributable to TechnipFMC plc
Basic and diluted	$(0.24)	$0.03	$(7.33)

Weighted average shares outstanding (Note 7)
Basic	449.5	450.5	448.7
Diluted	449.5	454.6	448.7
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In millions)	2022	2021	2020
Net income (loss) attributable to TechnipFMC plc	$(107.2)	$13.3	$(3,287.6)
(Income) loss from continuing operations attributable to non-controlling interests	(25.4)	0.8	(34.5)
Income from discontinued operations attributable to non-controlling interests	—	(1.9)	(15.2)
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	(81.8)	14.4	(3,237.9)

Foreign currency translation adjustments
Net gains (losses) arising during the period	(20.2)	27.6	(169.1)
Reclassification adjustment for net gains included in net loss	(3.2)	—	—
Foreign currency translation adjustments (a)	(23.4)	27.6	(169.1)

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	(25.1)	(19.8)	25.4
Reclassification adjustment for net (gains) losses included in net income	25.3	(11.8)	13.0
Net gains (losses) on hedging instruments (b)	0.2	(31.6)	38.4

Pension and other post-retirement benefits
Net gains (losses) arising during the period	13.3	71.2	(88.3)
Prior service cost arising during the period	—	(0.4)	(4.6)
Reclassification adjustment for settlement losses included in net income	0.6	2.7	1.4
Reclassification adjustment for amortization of prior service cost included in net income	0.2	0.4	0.9
Reclassification adjustment for amortization of net actuarial loss included in net income	8.3	14.9	6.9
Net pension and other post-retirement benefits (c)	22.4	88.8	(83.7)
Other comprehensive income (loss), net of tax	(0.8)	84.8	(214.4)
Comprehensive income (loss)	(82.6)	99.2	(3,452.3)
Comprehensive (income) loss attributable to non-controlling interests	(21.3)	0.5	(50.3)
Comprehensive income (loss) attributable to TechnipFMC plc	$(103.9)	$99.7	$(3,502.6)
(a)Net of income tax (expense) benefit of nil for each of the years ended December 31, 2022, 2021 and 2020.
(b)Net of income tax (expense) benefit of $(8.0) million, $8.8 million and $(9.7) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(c)Net of income tax (expense) benefit of $(9.6) million, $(19.6) million and $25.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)	December 31,
Assets	2022	2021
Cash and cash equivalents	$1,057.1	$1,327.4
Trade receivables, net of allowances of $34.1 in 2022 and $38.1 in 2021	966.5	911.9
Contract assets, net of allowances of $1.1 in 2022 and 2021	981.6	966.0
Inventories, net (Note 9)	1,039.7	1,031.9
Derivative financial instruments (Note 23)	282.7	110.3
Income taxes receivable	125.3	85.0
Advances paid to suppliers	80.8	79.4
Other current assets (Note 10)	455.0	512.3
Investment in Technip Energies	—	317.3
Total current assets	4,988.7	5,341.5
Investments in equity affiliates (Note 12)	325.0	292.4
Property, plant and equipment, net (Note 14)	2,354.9	2,597.2
Operating lease right-of-use assets (Note 4)	801.9	707.9
Finance lease right-of-use assets (Note 4)	51.6	52.2
Intangible assets, net (Note 15)	716.0	813.7
Deferred income taxes (Note 21)	72.5	74.3
Derivative financial instruments (Note 23)	7.2	10.5
Other assets	126.5	130.4
Total assets	$9,444.3	$10,020.1

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 16)	$367.3	$277.6
Operating lease liabilities (Note 4)	136.1	126.2
Finance lease liabilities (Note 4)	51.9	0.7
Accounts payable, trade	1,282.8	1,294.3
Contract liabilities	1,156.4	1,012.9
Accrued payroll	175.6	194.1
Derivative financial instruments (Note 23)	346.6	161.0
Income taxes payable	96.7	124.6
Other current liabilities (Note 10)	560.9	660.4
Total current liabilities	4,174.3	3,851.8
Long-term debt, less current portion (Note 16)	999.3	1,727.3
Operating lease liabilities, less current portion (Note 4)	735.7	646.8
Finance lease liabilities (Note 4)	1.4	51.1
Deferred income taxes (Note 21)	55.5	47.5
Accrued pension and other post-retirement benefits, less current portion (Note 22)	59.7	113.4
Derivative financial instruments (Note 23)	3.6	15.5
Other liabilities	138.1	148.3
Total liabilities	6,167.6	6,601.7
Commitments and contingent liabilities (Note 20)
Stockholders’ equity (Note 17)
Ordinary shares, $1 par value; 618.3 shares authorized in 2022 and 2021; 442.2 shares and 450.7 shares issued and outstanding in 2022 and 2021, respectively	442.2	450.7
Capital in excess of par value of ordinary shares	9,109.7	9,160.8
Accumulated deficit	(5,010.0)	(4,903.8)
Accumulated other comprehensive loss	(1,301.7)	(1,305.0)
Total TechnipFMC plc stockholders’ equity	3,240.2	3,402.7
Non-controlling interests	36.5	15.7
Total equity	3,276.7	3,418.4
Total liabilities and equity	$9,444.3	$10,020.1
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash provided (required) by operating activities
Net income (loss)	$(81.8)	$14.4	$(3,237.9)
Net (income) loss from discontinued operations	45.3	72.6	(280.2)
Adjustments to reconcile net loss to cash provided (required) by operating activities
Depreciation and amortization	377.2	385.4	412.1
Impairments (Note 19)	4.7	49.1	3,273.8
Employee benefit plan and share-based compensation costs	33.5	34.3	36.4
Deferred income tax benefit	(13.0)	(95.1)	(31.8)
(Income) loss from investment in Technip Energies	27.7	(322.2)	—
Unrealized (gain) loss on derivative instruments and foreign exchange	54.0	30.8	(13.3)
Income from equity affiliates, net of dividends received	(31.9)	(0.6)	(58.2)
Loss on early extinguishment of debt	29.8	61.9	—
Other	6.7	(5.5)	(32.7)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(160.2)	(73.1)	433.4
Inventories, net	(35.0)	197.7	87.4
Accounts payable, trade	52.1	93.8	(236.4)
Contract liabilities	164.5	0.9	(61.8)
Income taxes payable (receivable), net	(62.1)	214.7	(56.1)
Other current assets and liabilities, net	(40.4)	63.5	551.2
Other non-current assets and liabilities, net	(19.0)	(7.6)	(13.5)
Cash provided by operating activities from continuing operations	352.1	715.0	772.4
Cash provided (required) by operating activities from discontinued operations	—	66.3	(115.5)
Cash provided by operating activities	352.1	781.3	656.9

Cash provided (required) by investing activities
Capital expenditures	(157.9)	(191.7)	(256.1)
Payment to acquire debt securities	—	(29.1)	(3.9)
Proceeds from sale of debt securities	9.7	27.4	51.5
Acquisitions, net of cash acquired	—	(15.3)	—
Proceeds from sale of assets	30.2	104.6	45.5
Proceeds from sales of investment in Technip Energies	288.5	900.9	—
Proceeds from repayment of advance to joint venture	12.5	25.0	26.7
Other	(20.8)	—	15.5
Cash provided (required) by investing activities from continuing operations	162.2	821.8	(120.8)
Cash required by investing activities from discontinued operations	—	(4.5)	(59.8)
Cash provided (required) by investing activities	162.2	817.3	(180.6)

Cash required by financing activities
Decrease in short-term debt	(200.4)	(62.0)	(31.9)
Cash settlement for derivative hedging debt	(80.5)	—	—
Net decrease in commercial paper	—	(974.3)	(340.9)
Proceeds from issuance of long-term debt	60.9	1,164.4	223.2
Repayments of long-term debt	(451.7)	(1,462.2)	(423.9)
Payments for debt issuance cost	—	(60.4)	—
Share repurchases	(100.2)	—	—
Dividends paid	—	—	(59.2)
Acquisition of non-controlling interest	—	(48.6)	—
Other	(24.8)	(4.2)	(19.2)
Cash required by financing activities from continuing operations	(796.7)	(1,447.3)	(651.9)
Cash required by financing activities from discontinued operations	—	(3,617.7)	(430.3)
Cash required by financing activities	(796.7)	(5,065.0)	(1,082.2)
Effect of changes in foreign exchange rates on cash and cash equivalents	12.1	(14.0)	223.5
Decrease in cash and cash equivalents	(270.3)	(3,480.4)	(382.4)
Cash and cash equivalents in the statement of cash flows, beginning of year	1,327.4	4,807.8	5,190.2
Cash and cash equivalents in the statement of cash flows, end of year	$1,057.1	$1,327.4	$4,807.8

	Year Ended December 31,
(In millions)	2022	2021	2020
Supplemental disclosures of cash flow information attributable to continuing operations
Cash paid for interest (net of interest capitalized)	$109.2	$104.1	$96.0
Cash paid for income taxes (net of refunds received)	$189.2	$25.1	$107.8

The following table provides a reconciliation of cash and cash equivalents reported in the consolidated balance sheets to the total of the amounts in the consolidated statements of cash flows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash and cash equivalents	$1,057.1	$1,327.4	$1,269.2
Cash and cash equivalents attributable to discontinued operations	—	—	3,538.6
Total cash and cash equivalents in the statement of cash flows	$1,057.1	$1,327.4	$4,807.8
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2019	$447.1	$10,182.8	$(1,563.1)	$(1,407.5)	$28.8	$7,688.1
Adoption of accounting standards	—	—	(7.8)	—	—	(7.8)
Net income (loss)	—	—	(3,287.6)	—	49.7	(3,237.9)
Other comprehensive income (loss)	—	—	—	(215.0)	0.6	(214.4)
Issuance of ordinary shares	2.4	(9.4)	—	—	—	(7.0)
Cash dividends declared ($0.13 per share) (Note 17)	—	—	(59.2)	—	—	(59.2)
Share-based compensation (Note 18)	—	69.0	—	—	—	69.0
Distributions to non-controlling interest	—	—	(9.4)	—	(2.1)	(11.5)
Other	—	—	11.9	—	(16.9)	(5.0)
Balance as of December 31, 2020	$449.5	$10,242.4	$(4,915.2)	$(1,622.5)	$60.1	$4,214.3

Net income	—	—	13.3	—	1.1	14.4
Other comprehensive income (loss)	—	—	—	86.4	(1.6)	84.8
Issuance of ordinary shares	1.2	—	—	—	—	1.2
Share-based compensation (Note 18)	—	26.8	—	—	—	26.8
Spin-off of Technip Energies (Note 25)	—	(1,108.4)	—	231.1	(19.9)	(897.2)
Accrued distributions to non-controlling interest	—	—	—	—	(15.0)	(15.0)
Other	—	—	(1.9)	—	(9.0)	(10.9)
Balance as of December 31, 2021	$450.7	$9,160.8	$(4,903.8)	$(1,305.0)	$15.7	$3,418.4

Net income (loss)	—	—	(107.2)	—	25.4	(81.8)
Other comprehensive income (loss)	—	—	—	3.3	(4.1)	(0.8)
Issuance of ordinary shares	1.6	(1.5)	—	—	—	0.1
Share-based compensation (Note 18)	—	40.5	—	—	—	40.5
Shares repurchased and cancelled	(10.1)	(90.1)	—	—	—	(100.2)
Other	—	—	1.0	—	(0.5)	0.5
Balance as of December 31, 2022	$442.2	$9,109.7	$(5,010.0)	$(1,301.7)	$36.5	$3,276.7
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
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include, but are not limited to, estimates of total contract profit or loss on long-term construction-type contracts; estimated realizable value on excess and obsolete inventory; estimates related to pension accounting; estimates related to fair value for purposes of assessing long-lived assets and intangible assets for impairment and estimates related to income taxes.
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
Lease terms within our lessee arrangements may include options to extend/renew or terminate the lease and/or purchase the underlying asset when it is reasonably certain that we will exercise that option. TechnipFMC applies a portfolio approach by asset class to determine lease term renewals. The leases within these portfolios are categorized by asset class and have initial lease terms that vary depending on the asset class. The renewal terms range from 1 year to 5 years for asset classes such as temporary residential housing, forklifts, vehicles, vessels, office and IT equipment, and tool rentals, and up to 15 years or more for commercial real estate. Short-term leases with an initial term of 12 months or less that do not include a purchase option are not recorded on the balance sheet. Lease costs for short-term leases are recognized on a straight-line basis over the lease term and amounts related to short-term leases are disclosed within our financial statements.
TechnipFMC has variable lease payments, including adjustments to lease payments based on an index or rate (such as the Consumer Price Index), fair value adjustments to lease payments, and common area maintenance, real estate taxes, and insurance payments in triple-net real estate leases. Variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are included when measuring consideration within our lease arrangements using the payments with a fixed increase amount or an index provided in the contract. Variable payments are recognized in the consolidated income statements and are disclosed as “variable lease costs” in the period during which they are incurred.
We adopted the practical expedient to not separate lease and non-lease components for all asset classes except for vessels, which have significant non-lease components. See Note 4 for further details.
Revenue recognition - The majority of our revenue is derived from long-term contracts that can span several years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.
Allocation of transaction price to performance obligations - A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue, when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment; certain of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.
Variable consideration - Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain variable considerations that can either increase or decrease the transaction price. Variability in the transaction price arises due to liquidated damages. We consider our experience with similar transactions and expectations regarding the contract in estimating the amount of variable consideration to which we will be entitled, and determining whether the estimated variable consideration should be constrained. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Payment terms - Progress billings are generally issued upon completion of certain phases of the work as stipulated in the contract. Payment terms may either be fixed, lump-sum or driven by time and materials (e.g., daily or hourly rates, plus materials). Because typically the customer retains a small portion of the contract price until completion of the contract, our contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables in the consolidated balance sheets. The portion of the payments retained by the customer until the final contract settlement is not considered a significant financing component because the intent is to protect the customer. For some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities in the consolidated balance sheets. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.
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
Revenue recognized over time - Our performance obligations are satisfied over time either as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for approximately 63%, 68% and 72% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress.
Cost-to-cost method - For our long-term contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period during which the losses are identified.
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
Contract costs to obtain a contract - Our incremental direct costs of obtaining a contract are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship.
See Note 5 for further details.
Cash equivalents - Cash equivalents are highly liquid, short-term investments with original maturities of three months or less from their date of purchase.

Trade receivables, net of allowances - An allowance for credit losses is provided on receivables equal to the estimated uncollectible amounts and is calculated based on loss rates from historical data. We develop loss-rate statistics on the basis of the amount written off over the life of the receivable and adjust these historical credit loss trends for forward-looking factors specific to the debtors and the economic environment to determine lifetime expected losses.
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

NOTE 2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This update simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The amendments to this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We adopted this amendment as of January 1, 2022, which did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards under GAAP
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).” In addition, in January 2021, FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” and in December 2022 issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which clarifies the scope of Topic 848 and defers the sunset date of Topic 848 to December 31, 2024. The amendments in these updates apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. We do not anticipate the adoption of this update to have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. The amendment in this update should be applied with early adoption permitted. We do not anticipate the adoption of this update to have a material impact on our consolidated financial statements.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

NOTE 3. BUSINESS COMBINATION AND OTHER TRANSACTIONS
During the year ended December 2022, we did not have any significant transactions.
2021
Magma Global Ltd.
In 2018, we entered into a collaboration agreement with Magma Global Ltd. (“Magma Global”) to develop a new generation of hybrid flexible pipe for use in the traditional and new energy industries. As part of the collaboration, we purchased a minority ownership interest in Magma Global.
In October 2021, we entered into a transaction to purchase the remaining ownership interest in Magma Global for $64.0 million. The cash consideration is being paid to the shareholders of Magma Global in three annual installments. The first payment of $23.9 million was paid on October 12, 2021 and the second payment of $18.5 million was paid on October 12, 2022. Magma technology enables the manufacture of Thermoplastic Composite Pipe (TCP) using Polyether Ether Ketone (PEEK) polymer, which is highly resistant to corrosive compounds, such as CO2.
With the step acquisition of the remaining outstanding shares of Magma Global and our resulting control of the company, we recorded a $36.7 million impairment during the third quarter of 2021 to adjust our equity method investment to its estimated fair market value. The impairment charge is included in income/loss from equity affiliates line in our consolidated statement of income.
As a result of the purchase price allocation of the remaining interest, we recognized $50.2 million of intangible assets consisting of in-process research and development and trademarks, which are being amortized on a straight-line basis over 15 years. The fair value of the identifiable intangible assets has been estimated using an income approach.
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

NOTE 4. LEASES
Lessee Arrangements
We lease real estate, including land, buildings and warehouses, machinery/equipment, vessels, vehicles, and various types of manufacturing and data processing equipment, from a lessee perspective. Leases of real estate generally provide for payment of property taxes, insurance, and repairs by us. Substantially all our leases are classified as operating leases.
The following table is a summary of the Company’s components of net lease cost for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(In millions)	2022	2021	2020
Operating and Finance lease costs	$177.9	$175.9	$195.6
Short-term lease costs	14.0	5.2	11.0
Less: sublease income (1)	3.6	2.4	2.8
Net lease cost	$188.3	$178.7	$203.8
(1) TechnipFMC currently subleases certain of its leased real estate and vessels to third parties.

Supplemental cash flow information related to leases for the years ended December 31, 2022, and 2021 is as follows:

	Year Ended December 31,
(In millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$171.0	$176.5
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$279.4	$114.9
Finance leases	$8.6	$24.6
Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 is as follows:

	December 31,
(In millions, except lease term and discount rate)	2022	2021
Weighted average remaining lease term
Operating leases	11.5 years	13.3 years
Finance leases	0.6 years	1.1 years

Weighted average discount rate
Operating leases	5.8%	5.9%
Finance leases	3.2%	1.2%

Maturities of operating and finance lease liabilities as of December 31, 2022 are as follows:

(In millions)	Maturity of Operating Lease Liabilities	Maturity of Finance Lease Liabilities
2023	$184.3	$105.3
2024	148.7	2.7
2025	118.9	2.7
2026	96.2	1.9
2027	84.9	0.3
Thereafter	640.6	—
Total lease payments	1,273.6	112.9
Less: Imputed interest	401.8	59.6
Total lease liabilities (a)	$871.8	$53.3
(a)Includes the current portion of $188.0 million.
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
Our operating lease revenue, including variable revenue, was $215.1 million, $158.4 million and $142.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the next five years, we expect to receive

$36.6 million in total undiscounted cash flows, of which $23.8 million is expected to be received in 2023 and $3.0 million is expected to be received in 2024.

NOTE 5. REVENUE
The majority of our revenue is from long-term contracts associated with designing and manufacturing products and systems and providing services to customers involved in exploration and production of crude oil and natural gas.
Revenue Recognition by Segment
The following is a description of principal activities separated by reportable segments from which TechnipFMC generates its revenue. See Note 6 for more detailed information about reportable segments.
Subsea
Our Subsea segment manufactures and designs products and systems, performs engineering, procurement and project management and provides services used by oil and gas companies involved in offshore exploration and production of crude oil and natural gas. Systems and services may be sold separately or as combined integrated systems and services offered within one contract. Many of the systems and products TechnipFMC supplies for subsea applications are engineered to meet the unique demands of our customers’ field properties and are typically ordered one to two years prior to installation. We often receive advance payments and progress billings from our customers in order to fund initial development and working capital requirements.
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
Our Subsea segment also performs an array of subsea services including (i) installation services, (ii) asset management services (iii) product optimization, (iv) inspection, maintenance and repair services, and (v) well access and intervention services, where revenue is generally earned through the execution of either installation-type or maintenance-type contracts. For either contract type, management has determined that the performance of the service generally represents one single performance obligation. We have determined that revenue from these contracts is recognized over time as the customer simultaneously receives and consumes the benefit of the services.
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

This segment also designs, manufactures and services measurement products globally. Contract types include standard product or equipment and maintenance-type services where we have determined that each contract under this product line represents one performance obligation.
Revenue from standard measurement equipment contracts is recognized at a point in time, while maintenance-type contracts are typically priced at a daily or hourly rate. We have determined that revenue for these contracts is recognized over time because the customer simultaneously receives and consumes the benefit of the services.
Disaggregation of Revenue
We disaggregate revenue by geographic location and contract type. The following table presents total revenue by geography for each reportable segment for the years ended December 31, 2022, 2021 and 2020:

	Reportable Segments
	Year Ended December 31,
	2022		2021		2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies	Subsea	Surface Technologies
Europe, Central Asia	$1,550.1	$166.7	$1,404.4	$191.5	1,664.1	192.7
Latin America	1,460.1	112.1	1,157.7	86.7	1,042.4	76.6
Africa	865.6	37.6	1,057.3	44.0	908.6	46.9
North America	780.6	552.0	753.6	372.7	899.7	367.9
Asia Pacific	687.5	97.2	927.4	104.2	772.1	131.0
Middle East	117.3	273.6	28.7	275.3	184.5	244.1
Total revenue	$5,461.2	$1,239.2	$5,329.1	$1,074.4	$5,471.4	$1,059.2

The following table represents revenue by contract type for each reportable segment for the years ended December 31, 2022, 2021 and 2020:

	Reportable Segments
	Year Ended December 31,
	2022		2021		2020
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$3,410.4	$217.9	$3,282.0	$158.7	$3,121.1	$150.2
Products	1,993.8	863.2	2,002.5	801.9	2,295.4	821.9
Lease(a)	57.0	158.1	44.6	113.8	54.9	87.1
Total revenue	$5,461.2	$1,239.2	$5,329.1	$1,074.4	$5,471.4	$1,059.2
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.

The following table provides information about net contract assets (liabilities) as of December 31, 2022 and 2021:

	December 31,
(In millions)	2022	2021	$ change	% change
Contract assets	$981.6	$966.0	$15.6	1.6
Contract (liabilities)	(1,156.4)	(1,012.9)	(143.5)	(14.2)
Net contract (liabilities)	$(174.8)	$(46.9)	$(127.9)	(272.7)
The increase in our contract assets from December 31, 2021 to December 31, 2022 was due to the timing of project milestones.
The increase in our contract liabilities was driven from an overall portfolio and client mix enabling an acceleration of cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases contract asset balance. Revenue recognized for the years ended December 31, 2022 and 2021 that were included in the contract liabilities balance as of December 31, 2021 and 2020 was $607.4 million and $305.3 million, respectively.
In addition, net revenue recognized for the years ended December 31, 2022 and 2021 from our performance obligations satisfied in previous periods had favorable impacts of $160.8 million and $25.9 million, respectively. This primarily relates to the changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of December 31, 2022, the aggregate amount of the transaction price allocated to order backlog was $9,353.0 million. TechnipFMC expects to recognize revenue on approximately 47.6% of the order backlog through 2023 and 52.4% thereafter.
The following table details the order backlog for each business segment as of December 31, 2022:

(In millions)	2023	2024	Thereafter
Subsea	$3,919.0	$2,900.6	$1,311.9
Surface Technologies	537.4	126.8	557.3
Total remaining unsatisfied performance obligations	$4,456.4	$3,027.4	$1,869.2
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

Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in computing segment operating profit. The following items have been excluded in computing segment operating profit (loss): corporate staff expense, foreign exchange gains (losses), income (loss) from investment in Technip Energies, loss on early extinguishment of debt, net interest income (expense) associated with corporate debt facilities and income taxes.
Our customers are the major integrated oil companies, national oil companies and independent exploration and production companies that are active in the geographic areas in which we operate. For the year ended December 31, 2022, the largest Subsea segment client Petrobras accounted for more than 10 percent of our 2022 consolidated revenue.
Information by business segment
Segment revenue and segment operating profit (loss) were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Segment revenue
Subsea	$5,461.2	$5,329.1	$5,471.4
Surface Technologies	1,239.2	1,074.4	1,059.2
Total revenue	$6,700.4	$6,403.5	$6,530.6

Segment operating profit (loss)
Subsea	$317.6	$141.4	$(2,815.5)
Surface Technologies	58.3	42.0	(429.3)
Total segment operating profit (loss)	375.9	183.4	(3,244.8)

Corporate items
Corporate expense (a)	(104.7)	(118.1)	(131.9)
Net interest expense	(120.9)	(143.3)	(81.8)
Loss on early extinguishment of debt	(29.8)	(61.9)	—
Income (loss) from investment in Technip Energies	(27.7)	322.2	—
Foreign exchange gains (losses)	(23.9)	15.8	(40.2)
Total corporate items	(307.0)	14.7	(253.9)
Income (loss) before income taxes(b)	$68.9	$198.1	$(3,498.7)
(a)Corporate expense includes corporate staff expenses, share-based compensation expenses and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.
Segment assets were as follows:

	December 31,
(In millions)	2022	2021
Segment assets
Subsea	$6,455.1	$6,532.5
Surface Technologies	1,334.5	1,420.0
Total segment assets	7,789.6	7,952.5
Corporate (a)	1,654.7	2,067.6
Total assets	$9,444.3	$10,020.1
(a)Corporate includes cash, investment in Technip Energies, LIFO adjustments, deferred income tax balances, property, plant and equipment and intercompany eliminations not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

Other business segment information is as follows:

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Subsea	$120.2	$149.4	$213.6	$304.3	$317.2	$324.9	$62.2	$73.2	$66.5
Surface Technologies	31.9	36.8	38.5	70.0	64.8	70.1	4.8	5.2	8.8
Corporate	5.8	5.5	4.0	2.9	3.4	17.1	—	—	—
Total	$157.9	$191.7	$256.1	$377.2	$385.4	$412.1	$67.0	$78.4	$75.3

Information by geography
Revenue by geography was identified based on the country where our products and services were delivered, and is as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Revenue
United States	$1,348.4	$1,137.2	$1,320.1
Brazil	1,047.3	767.8	600.6
Norway	907.6	979.9	1,216.6
United Kingdom	710.3	542.5	489.0
Guyana	369.1	314.7	330.1
Australia	295.4	419.8	122.5
Mozambique	284.4	472.0	320.4
Angola	247.9	406.3	482.8
Malaysia	228.5	206.9	190.0
Ghana	184.7	73.4	34.0
Singapore	126.5	216.3	219.9
India	121.4	109.8	26.8
United Arab Emirates	117.8	49.4	39.2
Israel	117.3	26.8	179.3
Indonesia	42.6	224.9	280.0
Trinidad	6.7	78.1	106.3
All other countries	544.5	377.7	573.0
Total revenue	$6,700.4	$6,403.5	$6,530.6

Long-lived assets by geography represent property, plant and equipment, net, and are as follows:

	December 31,
(In millions)	2022	2021
Long-lived assets
United Kingdom	$741.6	$882.9
Netherlands	387.0	414.7
United States	357.2	383.4
Brazil	306.4	265.5
Norway	225.3	271.9
All other countries	337.4	378.8
Total long-lived assets	$2,354.9	$2,597.2

NOTE 7. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Year Ended December 31,
(In millions, except per share data)	2022	2021	2020
Income (loss) from continuing operations attributable to TechnipFMC plc	$(61.9)	$87.8	$(3,552.6)
Income (loss) from discontinued operations attributable to TechnipFMC plc	(45.3)	(74.5)	265.0
Net income (loss) attributable to TechnipFMC plc	$(107.2)	$13.3	$(3,287.6)

Weighted average number of shares outstanding	449.5	450.5	448.7
Dilutive effect of restricted stock units	—	4.1	—
Total shares and dilutive securities	449.5	454.6	448.7

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic and diluted	$(0.14)	$0.19	$(7.92)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic	$(0.10)	$(0.17)	$0.59
Diluted	$(0.10)	$(0.16)	$0.59

Total earnings (loss) per share attributable to TechnipFMC plc
Basic and diluted	$(0.24)	$0.03	$(7.33)

For the years ended December 31, 2022 and 2020, we incurred a net loss; therefore, the impact of any incremental shares from our share-based compensation awards would be anti-dilutive. For the years ended December 31, 2022 and 2020, 8.9 million and 3.8 million shares, respectively, were anti-dilutive due to a net loss position.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Year Ended December 31,
(millions of shares)	2022	2021	2020
Share option awards	1.5	1.7	4.6
Restricted share units	—	0.1	1.8
Performance shares	—	—	1.9
Total	1.5	1.8	8.3
NOTE 8. RECEIVABLES
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

The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of December 31, 2022.

	December 31, 2022			December 31, 2021
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating Aa3 - Ba2	2020-2022	$51.0	Moody’s rating Ba2	2019-2020	$50.9
Debt securities at amortized cost	Moody’s rating B3	2021	16.2	Moody’s rating B3	2019-2021	24.0
Total financial assets			$67.2			$74.9
Credit Losses
For contract assets and trade receivables we have elected to calculate an expected credit loss based on loss rates from historical data. We develop loss-rate statistics on the basis of the amount written-off over the life of the financial assets and contract assets and adjust these historical credit loss trends for forward-looking factors specific to the debtors and the economic environment to determine lifetime expected losses.
For loans receivable, held-to-maturity debt securities at amortized cost, and security deposits and other, we evaluate whether these securities are considered to have low credit risk at the reporting date using available, reasonable and supportable information.
The table below shows the roll-forward of allowance for credit losses as of December 31, 2022 and 2021, respectively.

	Balance as of December 31, 2022
(In millions)	Trade receivables	Contract assets	Loans receivables and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2021	$38.1	$1.1	$0.6	$2.7
Current period provision (release) for expected credit losses	0.7	—	(0.3)	(2.5)
Recoveries	(4.7)	—	—	—
Allowance for credit losses at December 31, 2022	$34.1	$1.1	$0.3	$0.2

	Balance as of December 31, 2021
(In millions)	Trade receivables	Contract assets	Loans receivables and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2020	$40.2	$2.4	$7.9	$0.5
Current period provision (release) for expected credit losses	3.5	(1.3)	(7.3)	2.2
Recoveries	(5.6)	—	—	—
Allowance for credit losses at December 31, 2021	$38.1	$1.1	$0.6	$2.7
Certain trade receivables are due in one year or less.

NOTE 9. INVENTORIES
Inventories consisted of the following:

	December 31,
(In millions)	2022	2021
Raw materials	$317.4	$250.1
Work in process	152.0	178.7
Finished goods	570.3	603.1
Inventories, net	$1,039.7	$1,031.9

All amounts in the table above are reported net of obsolescence reserves of $108.2 million and $116.6 million as of December 31, 2022 and 2021, respectively.
Net inventories accounted for under the LIFO method totaled $391.7 million and $350.1 million as of December 31, 2022 and 2021, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $16.6 million and $10.9 million as of December 31, 2022 and 2021, respectively.

NOTE 10. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

	December 31,
(In millions)	2022	2021
Value - added tax receivables	$185.6	$222.4
Withholding tax and other receivables	137.8	176.7
Prepaid expenses	61.9	50.7
Assets held for sale	18.6	5.0
Held-to-maturity investments	15.1	8.8
Current financial assets at amortized cost	12.4	21.9
Other	23.6	26.8
Total other current assets	$455.0	$512.3
Other current liabilities consisted of the following:

	December 31,
(In millions)	2022	2021
Legal provisions	$116.7	$121.7
Warranty accruals and project contingencies	87.6	119.5
Social security liability	70.9	70.4
Compensation accrual	70.8	85.7
Value - added tax and other taxes payable	65.3	71.0
Provisions	9.1	23.6
Current portion of accrued pension and other post-retirement benefits	2.5	5.2
Other accrued liabilities	138.0	163.3
Total other current liabilities	$560.9	$660.4
NOTE 11. WARRANTY OBLIGATIONS
Warranty obligations are included within other current liabilities in our consolidated balance sheets as of December 31, 2022 and 2021. Warranty obligations for the period are estimated to equate the actual costs incurred over the prior three years.
A reconciliation of warranty obligations for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Balance at beginning of period	$86.2	$109.6	$121.7
Warranty expenses	18.2	54.0	52.0
Adjustment to existing accruals	(19.0)	(56.5)	(48.2)
Claims paid	(11.2)	(20.9)	(15.9)
Balance at end of period	$74.2	$86.2	$109.6

NOTE 12. INVESTMENTS
Equity Method Investments
The equity method of accounting is used to account for investments in unconsolidated affiliates where we can have the ability to exert significant influence over the affiliates operating and financial policies.
Our equity investments were as follows as of December 31, 2022 and 2021:

		December 31,
		2022	2021
(In millions, except %)	Percentage Owned	Carrying Value
Dofcon Brasil AS	50.0%	312.8	276.9
Serimax Holdings SAS	20.0%	8.6	15.0
Other		3.6	0.5
Investments in equity affiliates		$325.0	$292.4
Our income from equity affiliates for the years ended December 31, 2022, 2021 and 2020, was $44.6 million, $0.6 million and $64.6 million, respectively and included within our Subsea segment.
We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. During 2022, we did not record any impairments of our equity method investments. During 2021, we recorded a $36.7 million impairment, in connection with the step acquisition of the remaining outstanding shares of Magma Global and our resulting control of the company. See Note 3 for further details.
Our major equity method investments are as follows:
Dofcon Brasil AS - is an affiliated company in the form of a joint venture between TechnipFMC and DOF Subsea and was founded in 2006. Dofcon Brasil AS is a holding company, which owns and controls TechDof Brasil AS and Dofcon Navegacao Ltda, collectively referred to as “Dofcon.” Dofcon provides Pipe-Laying Support Vessels (PLSVs) for work in oil and gas fields offshore Brazil. Dofcon is considered a VIE because it does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. We are not the primary beneficiary of the VIE. As such, we have accounted for our 50% investment using the equity method of accounting with results reported in our Subsea segment.

Dofcon has debt related to loans on its vessels. TechnipFMC and DOF ASA, the parent of DOF Subsea, provide guarantees for the debt and our share of the guarantees was $441.0 million as of December 31, 2022. DOF ASA is in the process of restructuring its debt (unrelated and outside of the joint venture) which triggered cross default provisions in certain credit facilities within the joint venture associated with the guarantees provided by the Company and DOF Subsea. The lenders have made no claims under the guarantees and the acceleration clauses within the debt instruments are not currently enforceable as TechnipFMC obtained waivers or consents from the lenders. Dofcon continues to service the credit facilities as per the terms of the agreements. As a result, TechnipFMC has not recognized a liability related to its guarantees.
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
Other includes Magnora Offshore Wind AS -During the first quarter of 2022, we entered into Magnora Offshore Wind AS, a partnership with Magnora ASA, in order to develop floating offshore wind projects. As of December 31, 2022, the equity method investment balance was $3.4 million and represented approximately 20% ownership.

Investment in Technip Energies
As discussed in Note 25, immediately following the completion of the Spin-off, we owned 49.9% of the outstanding shares of Technip Energies. At the Spin-off date, on initial recognition of the investment, we elected to account for our investment in Technip Energies at fair value with all subsequent changes in fair value for the investment reported in our consolidated statement of income.
As of December 31, 2022, we have fully divested our remaining ownership in Technip Energies. For the years ended December 31, 2022 and 2021, we recognized $27.7 million loss and $322.2 million income, respectively, related to our investment in Technip Energies. The amounts recognized include purchase price discounts on the sales of shares and a fair value revaluation gains and losses of our investment.
NOTE 13. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows:
Trade receivables consisted of trade receivables due from the following related parties:

	December 31,
(In millions)	2022	2021
Dofcon	$16.6	$27.2
Others	1.3	2.5
Total trade receivables	$17.9	$29.7
Dofcon is our equity method investment. As of December 31, 2021, we had a note receivable of $12.6 million with Dofcon, which was included in other assets in our consolidated balance sheet. During 2022, this note was repaid.
As of December 31, 2022 and 2021, we did not have any material accounts payable outstanding with our related parties.
Revenue consisted of amounts from the following related parties:

	Year Ended December 31,
(In millions)	2022	2021	2020
Dofcon	$21.3	$25.7	$14.6
Equinor ASA	—	—	119.6
Others	7.8	14.0	18.5
Total revenue	$29.1	$39.7	$152.7

Expenses consisted of amounts to following related parties:

	Year Ended December 31,
(In millions)	2022	2021	2020
Dofcon	$14.4	$26.7	$24.0
Jumbo Shipping	11.5	—	16.0
Serimax Holdings SAS	—	7.6	0.4
Magma Global Limited	—	8.8	14.0
Others	20.3	22.3	22.7
Total expenses	$46.2	$65.4	$77.1
In October 2020, we added a new member to our Board of Directors who was an executive of Equinor ASA up through January 2021. Serimax Holdings SAS is an equity method affiliate. Member of our Board of Directors serves on the Board of Directors for Jumbo Shipping. Magma Global Limited was an equity method affiliate through September 30, 2021. In October 2021, we purchased the remaining ownership interest in Magma Global, see Note 3 for further details.

NOTE 14. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2022	2021
Land and land improvements	$68.2	$79.4
Buildings	441.6	471.6
Vessels	1,854.7	1,979.0
Machinery and equipment	1,810.0	1,849.0
Office fixtures and furniture	119.2	121.9
Construction in process	116.7	110.5
Other	200.0	189.8
	4,610.4	4,801.2
Accumulated depreciation	(2,255.5)	(2,204.0)
Property, plant and equipment, net	$2,354.9	$2,597.2
Depreciation expense was $285.2 million, $291.3 million and $308.7 million in 2022, 2021 and 2020, respectively. The amount of interest cost capitalized was not material for the years presented.
During 2022 and 2021, we determined the carrying amount of certain of our long-lived assets exceeded their fair value and recorded impairments. See Note 19 for further details.

NOTE 15. INTANGIBLE ASSETS
The components of intangible assets were as follows:

	December 31,
	2022		2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$246.3	$146.5	$247.0	$122.4
Customer relationships	285.4	171.6	285.4	142.9
Licenses, patents and trademarks	692.1	250.9	694.6	220.7
Software	107.0	89.2	108.2	84.8
Other	49.0	5.6	54.0	4.7
Total intangible assets	$1,379.8	$663.8	$1,389.2	$575.5
We recorded $92.0 million, $94.1 million and $103.4 million in amortization expense related to intangible assets during the years ended December 31, 2022, 2021 and 2020, respectively. During the years 2023 through 2026, annual amortization expense is expected to be $87.4 million in each of the four years, $35.1 million for 2027.

NOTE 16. DEBT
Overview
Long-term debt consisted of the following:

	December 31,
(In millions)	2022	2021
3.40% 2012 Private placement notes due 2022	$—	$169.9
3.15% 2013 Private placement notes due 2023	272.2	288.8
5.75% 2020 Private placement notes due 2025	213.5	226.5
6.50% Senior notes due 2026	202.9	633.1
4.00% 2012 Private placement notes due 2027	80.1	84.9
4.00% 2012 Private placement notes due 2032	106.7	113.3
3.75% 2013 Private placement notes due 2033	106.7	113.3
Bank borrowings and other	394.9	397.4
Unamortized debt issuance costs and discounts	(10.4)	(22.3)
Total debt	1,366.6	2,004.9
Less: current borrowings	367.3	277.6
Long-term debt	$999.3	$1,727.3
Debt maturities as of December 31, 2022, are as follows:

	Payments Due by Period
(In millions)	Total payments	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$1,366.6	$367.3	$386.1	$360.4	$252.8
Credit Facilities and Debt

Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provides for a $1.0 billion three-year senior secured multi-currency Revolving Credit Facility including a $450.0 million letter of credit sub-facility. We incurred $34.8 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in other assets in our consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.

Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of December 31, 2022, there were $45.4 million letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $954.6 million.

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

2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026. The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in long-term debt in our consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method.

During 2022, we completed a tender offer and purchased for cash $430.2 million of the outstanding 2021 Notes. We paid a cash premium of $21.5 million to the tendering note holders and wrote off $8.3 million of debt issuance costs. Concurrent with the tender offer, the Company obtained consents of holders with respect to the 2021 Notes to certain proposed amendments (“Proposed Amendments”) to the indenture governing these notes. The Proposed Amendments, among other things, eliminated substantially all of the restrictive covenants and certain event of default triggers in the indenture.

During 2021, we completed two tender offers and purchased for cash $366.9 million of the outstanding 2021 Notes. We paid a cash premium of $29.5 million to the note holders who tendered and wrote off $8.9 million of bond issuance costs.

As of December 31, 2022, TechnipFMC was in compliance with all debt covenants.

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

2013 Issuances:

In October 2013, we completed the private placement of €355.0 million aggregate principal amount of senior notes. The notes were issued in three tranches with €100.0 million bearing interest at 3.75% and due October 2033 (the “Tranche A 2033 Notes”), €130.0 million bearing interest of 3.15% and due October 2023 (the “Tranche B 2023 Notes) and €125.0 million bearing interest of 3.15% and due October 2023 (the “Tranche C 2023 Notes” and, collectively with the “Tranche A 2033 Notes” and the “Tranche B 2023 Notes”, the “2013 Private Placement Notes”).

Interest on the Tranche A 2033 Notes is payable annually in arrears on October 7 each year, beginning October 7, 2014. Interest on the Tranche B 2023 Notes is payable annually in arrears on October 16 of each year beginning October 16, 2014. Interest on the Tranche C 2023 Notes is payable annually in arrears on October 18 of each year, beginning October 18, 2014.

2012 Issuances:

In June 2012, we completed the private placement of €325.0 million aggregate principal amount of notes. The notes were issued in three tranches with €150.0 million bearing interest at 3.40% and due June 2022 (the “Tranche A 2022 Notes”), €75.0 million bearing interest of 4.0% and due June 2027 (the “Tranche B 2027 Notes”) and €100.0 million bearing interest of 4.0% and due June 2032 (the “Tranche C 2032 Notes” and, collectively with the “Tranche A 2022 Notes” and the “Tranche B 2027 Notes,” the “2012 Private Placement Notes”). Interest on the Tranche A 2022 Notes and the Tranche C 2032 Notes is payable annually in arrears on June 14 of each year beginning on June 14, 2013. Interest on the Tranche B 2027 Notes is payable annually in arrears on June 15 of each year, beginning on June 15, 2013. During 2022, we repaid $161.0 million of our 3.40% 2012 Private placement notes.
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

Term loan - In December 2016, we entered into a £160.0 million term loan agreement to finance the Deep Explorer, a diving support vessel (“DSV”), maturing in December 2028. Under the loan agreement, interest accrues at an annual rate of 2.813%. This loan agreement contains usual and customary covenants and events of default for loans of this type.
Bank borrowings - In January 2019, we executed a sale-leaseback transaction to finance the purchase of a deepwater dive support vessel, Deep Discoverer (the “Vessel”) for the full transaction price of $116.8 million. The sale-leaseback agreement (“Charter”) was entered into with a French joint-stock company, owned by Credit Industrial et Commercial (“CIC”) which was formed for the sole purpose to purchase and act as the lessor of the Vessel. It is a variable interest entity, which is fully consolidated in our consolidated financial statements. The transaction was funded through debt of $96.2 million and expiring on January 8, 2031.
Foreign committed credit - We have committed credit lines at many of our international subsidiaries for immaterial amounts. We utilize these facilities for asset financing and to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market.

NOTE 17. STOCKHOLDERS’ EQUITY
Cash dividends paid during the years ended December 31, 2022, 2021 and 2020 were nil, nil and $59.2 million, respectively.
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
The following is a summary of our capital stock activity for the years ended December 31, 2022, 2021 and 2020:

(Number of shares in millions)	Ordinary Shares Issued
December 31, 2019	447.1
Stock awards	2.4
December 31, 2020	449.5
Stock awards	1.2
December 31, 2021	450.7
Stock awards	1.6
Shares repurchased and cancelled	(10.1)
December 31, 2022	442.2
In July 2022, the Board of Directors authorized the repurchase of up to $400.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $100.2 million of ordinary shares during the year ended December 31, 2022. Based upon the remaining repurchase authority of $299.8 million and the closing stock price as of December 31, 2022, approximately 24.6 million ordinary shares could be subject to repurchase. All shares repurchased were immediately cancelled.

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2020	$(1,401.2)	$34.0	$(255.3)	$(1,622.5)	$(4.1)
Other comprehensive income (loss) before reclassifications, net of tax	29.2	(19.8)	70.8	80.2	(1.6)
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	(11.8)	18.0	6.2	—
Other comprehensive income (loss), net of tax	29.2	(31.6)	88.8	86.4	(1.6)
Spin-off of Technip Energies	213.6	(19.7)	37.2	231.1	$—
December 31, 2021	$(1,158.4)	$(17.3)	$(129.3)	$(1,305.0)	$(5.7)
Other comprehensive income (loss) before reclassifications, net of tax	(16.1)	(25.1)	13.3	(27.9)	(4.1)
Reclassification adjustment for net (gains) losses included in net income, net of tax	(3.2)	25.3	9.1	31.2	—
Other comprehensive income (loss), net of tax	(19.3)	0.2	22.4	3.3	(4.1)
December 31, 2022	$(1,177.7)	$(17.1)	$(106.9)	$(1,301.7)	$(9.8)
Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31,
(In millions)	2022	2021	2020
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statement of Income
Gains on foreign currency translation	$(3.2)	$—	$—	Other income (expense), net

Gains (losses) on hedging instruments
Foreign exchange contracts	$(7.4)	$(29.7)	$(83.7)	Revenue
	(14.5)	10.7	68.5	Costs of sales
	(0.3)	0.2	(0.4)	Selling, general and administrative expense
	(13.1)	32.9	(4.4)	Other Income (expense), net
	(35.3)	14.1	(20.0)	Income (loss) before income taxes
	(10.0)	2.3	(7.0)	Provision (benefit) for income taxes
	$(25.3)	$11.8	$(13.0)	Net income (loss)

Pension and other post-retirement benefits
Settlements and curtailments	$(0.8)	$(3.3)	$(2.2)	Other income (expense), net (a)
Amortization of actuarial gain (loss)	(11.8)	(18.2)	(9.0)	Other income (expense), net (a)
Amortization of prior service credit (cost)	(0.3)	(0.5)	(1.2)	Other income (expense), net (a)
	(12.9)	(22.0)	(12.4)	Income (loss) before income taxes
	(3.8)	(4.0)	(3.2)	Provision (benefit) for income taxes
	$(9.1)	$(18.0)	$(9.2)	Net income (loss)
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
Under the Plan, our Board of Directors has the authority to grant non-employee directors share options, restricted shares, restricted share units and performance shares. Unless otherwise determined by our Board of Directors, awards to non-employee directors generally vest one year from the date of grant. All restricted share units awarded prior to 2020 will be settled when a non-executive director ceases services on the Board of Directors. Beginning with the 2020 equity award, non-executive directors now have the opportunity to elect the year in which they will take receipt of the equity grants from either (a) a period of 1 to 10 years from the grant date or (b) upon their separation from Board service. The elections are made prior to the beginning of the grant year and are irrevocable after December 31 of the year prior to grant. Restricted share units are settled when a director ceases services to the Board of Directors. As of December 31, 2022, outstanding awards to active and retired non-employee directors included 177.7 thousand of share units.
The measurement of share-based compensation expense on restricted share awards is based on the market price and fair value at the grant date and the number of shares awarded. The fair value of performance shares is estimated using a combination of the closing stock price on the grant date and the Monte Carlo simulation model. We use the Black-Scholes options pricing model to measure the fair value of stock options granted on or after January 1, 2017.
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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. The compensation expense under the Plan for continuing operations was as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Share-based compensation expense	$40.5	$26.8	$38.3
Income tax benefits related to share-based compensation expense	8.8	7.2	10.3
As of December 31, 2022, the portion of share-based compensation expense related to outstanding awards to be recognized in future periods is as follows:

December 31, 2022
Share-based compensation expense not yet recognized (in millions)	$52.6
Weighted-average recognition period (in years)	1.3
Restricted Share Units
A summary of the non-vested restricted share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2021	9,589.5	$11.35
Granted	2,874.1	$7.89
Vested	(2,193.8)	$16.57
Cancelled/forfeited	(548.1)	$7.99
Non-vested as of December 31, 2022	9,721.7	$7.81
The total grant date fair value of restricted stock share units vested during the years ended December 31, 2022, 2021 and 2020 was $36.4 million, $25.1 million and $51.8 million, respectively.

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

	Year Ended December 31,
	2022	2021	2020
Weighted-average fair value (a)	$11.34	$11.50	$10.02
Expected volatility (b)	65.90%	62.70%	38.30%
Risk-free interest rate (c)	1.78%	0.35%	0.40%
Expected performance period in years (d)	3.0	2.9	3.0
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
(d) For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Merger employee base, the expected term was estimated using a simplified method for all awards granted in 2022, 2021 and 2020.
A summary of the non-vested performance share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2021	2,309.6	$13.26
Granted	2,427.0	$11.10
Cancelled/forfeited	(223.6)	$11.46
Non-vested as of December 31, 2022	4,513.0	$11.29
The total grant date fair value of performance share units vested during years ended December 31, 2021 and 2020 was $3.4 million and $43.2 million, respectively.
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
There were no share option awards granted in 2022, 2021 or 2020.
The following is a summary of share option transactions during the year ended December 31, 2022:

	Number of Shares	Weighted average exercise price	Weighted average remaining life (in years)
Balance as of December 31, 2021	1,576.1	$20.17	6.3
Cancelled	(134.9)	$20.84
Balance as of December 31, 2022	1,441.2	$20.31	5.3
Exercisable as of December 31, 2022	1,441.2	$20.31	5.3

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2022 was nil and nil, respectively.
Cash received from the share option exercises was nil, during each of the years ended December 31, 2022, 2021 and 2020. The total intrinsic value of share options exercised during each of the years ended December 31, 2022, 2021 and 2020 was nil. To exercise share options, an employee may choose (1) to pay, either directly or by way of the group savings plan, the share option strike price to obtain shares, or (2) to sell the shares immediately after having exercised the share option (in this case, the employee does not pay the strike price but instead receives the intrinsic value of the share options in cash).
The following summarizes significant ranges of outstanding and exercisable share options as of December 31, 2022:

	Options Outstanding and Exercisable
Exercise Price Range	Number of options (in thousands)	Weighted average remaining life (in years)	Weighted average exercise price
$16.00-$19.00	578.0	6.2	$16.46
$20.00-$24.00	678.7	4.6	$22.22
$25.00-$26.00	184.5	4.7	$25.31
Total	1,441.2	5.3	$20.31

NOTE 19. IMPAIRMENT, RESTRUCTURING AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Subsea	$1.1	$53.5	$2,957.5
Surface Technologies	10.4	7.6	440.2
Corporate and other	3.7	5.6	4.3
Total impairment, restructuring and other expenses	$15.2	$66.7	$3,402.0

Goodwill and Long-Lived Assets Impairments
Goodwill and long-lived assets impairments were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Subsea	$1.9	$44.2	$2,854.5
Surface Technologies	2.8	1.9	419.3
Corporate and other	—	3.0	—
Total impairments	$4.7	$49.1	$3,273.8

2022
During the year ended December 31, 2022, we recorded $4.7 million of impairment charges for property, plant and equipment and right-of-use operating lease assets, related to exiting our operations in Russia and Canada.

2021
During the year ended December 31, 2021, subsequent to the Spin-off, certain real estate rationalization actions were taken, and as a result, we recorded $49.1 million of impairment charges relating to our operating lease right-of-use assets and property, plant and equipment.
2020
During the year ended December 31, 2020, we recorded $3,083.4 million and $190.4 million related to goodwill and long-lived assets impairments, respectively. As of December 31, 2020, goodwill balance was fully written-off. Due to the substantial decline in global demand for oil caused by the COVID-19 pandemic in 2020, we reviewed the future utilization of our vessels and service potential of our subsea service and surface equipment and determined that the carrying amount of our goodwill and some of our long-lived assets exceeded their respective fair values. As a result, we recorded $2,747.5 million and $335.9 million of goodwill impairment charges in our Subsea and Surface Technologies segments, respectively. The $190.4 million of long-lived asset impairments consisted of $88.4 million attributable to plant, equipment and various machinery infrastructure in our Subsea segment; $82.0 million mainly related to building and surface equipment in our Surface Technologies segment; and $20.0 million of operating lease right-of-use assets impairments.
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

Restructuring and Other Expenses
Restructuring and other expenses were as follows:

	Year Ended December 31,
	2022	2021	2020
(In millions)	Restructuring and other charges	Restructuring and other charges	Restructuring and other charges	COVID-19 expenses
Subsea	$(0.8)	$9.3	$52.9	$50.1
Surface Technologies	7.6	5.7	13.2	7.7
Corporate and other	3.7	2.6	4.3	—
Total	$10.5	$17.6	$70.4	$57.8

2022
During the year ended December 31, 2022, we recorded $10.5 million of restructuring and other charges, mostly related to exiting our operations in Russia and Canada and consisted of severance and other employee related costs.
2021
During the year ended December 31, 2021, we recorded $17.6 million of restructuring and other charges, which consisted of severance and other employee related costs.
2020
During the year ended December 31, 2020, we recorded $70.4 million of restructuring and other charges and $57.8 million of COVID-19 expenses. COVID-19 related expenses represented unplanned, one-off, incremental and non-recoverable costs incurred solely as a result of the COVID-19 pandemic situation, which would not have been incurred otherwise. COVID-19 related expenses primarily included (a) employee payroll and travel, operational disruptions associated with quarantining, personnel travel restrictions to job sites, and shutdown of manufacturing plants and sites; (b) supply chain and related expediting costs of accelerated shipments for previously ordered and undelivered products; (c) costs associated with implementing additional information technology to support remote working environments; and (d) facilities-related expenses to ensure safe working environments.

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

NOTE 20. COMMITMENTS AND CONTINGENT LIABILITIES
Contingent liabilities associated with guarantees - In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds, and other guarantees with financial institutions for the benefit of our customers, vendors, and other parties. The majority of these financial instruments expire within five years. Management does not expect any of these financial instruments to result in losses that would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	December 31, 2022
Financial guarantees (a)	$170.2
Performance guarantees (b)	1,458.2
Maximum potential undiscounted payments	$1,628.4
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
In late 2016, Technip S.A. was contacted by the DOJ regarding its investigation of offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant, and also raised with the DOJ certain other projects performed by Technip S.A. subsidiaries in Brazil between 2002 and 2013. The DOJ also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We cooperated with the DOJ in its investigation into potential violations of the FCPA in connection with these projects. We contacted and cooperated with the Brazilian authorities (Federal Prosecution Service (“MPF”), the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”)) with their investigation concerning the projects in Brazil and have also contacted and are cooperating with French authorities (the Parquet National Financier (“PNF”)) with their investigation about these existing matters.
On June 25, 2019, we announced a global resolution to pay a total of $301.3 million to the DOJ, the SEC, the MPF, and the CGU/AGU to resolve these anti-corruption investigations. We were not required to have a monitor and, instead, provided reports on our anti-corruption program to the Brazilian and U.S. authorities for two and three years, respectively.

As part of this resolution, we entered into a three-year Deferred Prosecution Agreement (“DPA”) with the DOJ related to charges of conspiracy to violate the FCPA related to conduct in Brazil and with Unaoil. In addition, Technip USA, Inc., a U.S. subsidiary, pled guilty to one count of conspiracy to violate the FCPA related to conduct in Brazil. We also provided the DOJ reports on our anti-corruption program during the term of the DPA.
In Brazil, on June 25, 2019 our subsidiaries Technip Brasil - Engenharia, Instalações E Apoio Marítimo Ltda. and Flexibrás Tubos Flexíveis Ltda. entered into leniency agreements with both the MPF and the CGU/AGU. We made, as part of those agreements, certain enhancements to the compliance programs in Brazil during the two-year self-reporting period, which aligned with our commitment to cooperation and transparency with the compliance community in Brazil and globally.
In September 2019, the SEC approved our previously disclosed agreement in principle with the SEC Staff and issued an Administrative Order, pursuant to which we paid the SEC $5.1 million, which was included in the global resolution of $301.3 million.
On December 8, 2022, the Company received notice of the official release from all obligations and charges by CGU, having successfully completed all of the self-reporting requirements in the leniency agreements and the case was closed. On December 27, 2022, the DOJ filed a Motion to Dismiss the charges against TechnipFMC related to conspiracy to violate the FCPA, noting to the Court that the Company had fully met and completed all of its obligations under the DPA. The Dismissal Order was signed by the Court on January 4, 2023, thereby closing the case. All obligations to regulatory authorities related to the enforcement matters in the United States and Brazil have been completed and the Company has been unconditionally released by both jurisdictions.

To date, the investigation by the PNF related to historical projects in Equatorial Guinea and Ghana has not reached resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. Additionally, the PNF informed us that it is reviewing other historical projects in Angola. We are not aware of any evidence that would support a finding of liability with respect to these projects, or whether the PNF would seek to impose any additional penalty. As we continue our discussions with PNF towards a potential resolution of all of these matters, the amount of a settlement could exceed this provision.

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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of December 31, 2022 and 2021, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.
NOTE 21. INCOME TAXES
Components of income (loss) from continuing operations before income taxes - U.S. and outside U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
United States	$(148.8)	$(288.2)	$(2,169.3)
Outside United States	217.7	486.3	(1,329.4)
Income (loss) from continuing operations before income taxes	$68.9	$198.1	$(3,498.7)

Provision (benefit) for income tax - The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2022	2021	2020
Current
United States	$(0.5)	$0.2	$(18.3)
Outside United States	118.9	206.0	69.5
Total current income taxes	118.4	206.2	51.2
Deferred
United States	—	—	(2.8)
Outside United States	(13.0)	(95.1)	(29.0)
Total deferred income taxes	(13.0)	(95.1)	(31.8)
Provision for income taxes	$105.4	$111.1	$19.4
Deferred tax assets and liabilities - Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2022	2021
Deferred tax assets attributable to
Accrued expenses	$166.8	$173.0
Capital loss	21.1	21.1
Non-deductible interest	87.7	95.4
Foreign tax credit carryforwards	136.5	136.5
Other tax credits	159.2	146.0
Net operating loss carryforwards	487.5	455.5
Research and development credit	13.7	3.8
Foreign exchange	21.7	17.2
Provisions for pensions and other long-term employee benefits	23.5	31.9
Contingencies	45.3	38.3
Leases	208.9	183.4
Other	6.4	24.6
Deferred tax assets	1,378.3	1,326.7
Valuation allowance	(999.1)	(935.5)
Deferred tax assets, net of valuation allowance	379.2	391.2

Deferred tax liabilities attributable to
Contract liabilities	23.1	32.2
Tax on undistributed earnings not indefinitely reinvested	13.4	—
Property, plant and equipment, intangibles and other assets	117.2	162.8
Leases	203.5	169.4
Other	5.0	—
Deferred tax liabilities	362.2	364.4
Net deferred tax assets	$17.0	$26.8
At December 31, 2022 and 2021, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments.

Non-deductible interest. At December 31, 2022, deferred tax assets include tax benefits related to certain intercompany interest costs which are not currently deductible, but which may be deductible in future periods. If not utilized, these costs will become permanently non-deductible beginning in 2025. Management believes that it is more likely than not that we will not be able to deduct these costs before expiration of the carry forward period; therefore, we have established an uncertain tax position and valuation allowance against the related deferred tax assets.
Foreign tax credit carryforwards. At December 31, 2022, deferred tax assets included U.S. foreign tax credit carryforwards of $136.5 million, which, if not utilized, will begin to expire in 2023. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that our U.S. earnings over the forecast period will not result in sufficient U.S. taxable income to fully realize these deferred tax assets; therefore, we have established a valuation allowance against the related deferred tax assets. In its analysis, management has considered the effect of deemed dividends and other expected adjustments to U.S. earnings that are required in determining U.S. taxable income. Non-U.S. earnings subject to U.S. tax, including deemed dividends for U.S. tax purposes, were $0.3 million in 2022, $19.5 million in 2021 and $0.1 million in 2020.
Net operating loss carryforwards. At December 31, 2022, we had $487.5 million of tax-effected net operating loss carryforwards, with approximately $21.5 million estimated to be utilized against our unrecognized tax benefits. The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. Our deferred tax assets from net operating losses will expire as follows:

(In millions)	Net Operating Loss
2023 – 2026	$61.1
2027 – 2031	58.7
2032 – 2042	74.4
Non-Expiring	293.3
$487.5
Unrecognized tax benefits - The following table presents a summary of changes in our unrecognized tax benefits:

(In millions)	Federal,State and Foreign Tax
Balance at December 31, 2020	$46.2
Reductions for tax positions related to prior years	(15.2)
Additions for tax positions related to current year	39.9
Reductions for tax positions due to settlements	(2.1)
Balance at December 31, 2021	68.8
Reductions for tax positions related to prior years	(22.8)
Additions for tax positions related to current year	16.8
Additions for tax positions due to settlements	0.8
Balance at December 31, 2022	$63.6
The amounts reported above for uncertain tax positions excludes interest and penalties of $1.1 million, $0.2 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. Interest and penalties relating to these uncertain tax positions were included in income tax expense in our consolidated statements of income. It is reasonably possible that within twelve months, $8.9 million of assets for unrecognized tax benefits will be settled. This amount is reflected in income taxes payable, the remaining balance of the unrecognized tax benefit is recorded in other long term liabilities. As of December 31, 2022, a net $35.3 million unrecognized tax benefit, without a net operating loss carryforward or other deferred tax asset to offset, would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.
We operate in numerous jurisdictions around the world and could be subject to multiple tax audits at any given time. Most notably, the following tax years and thereafter remain subject to examination: 2013 for Norway, 2016 for Nigeria, 2018 for Brazil, 2020 for France, 2019 for United States, and 2020 for United Kingdom.

TechnipFMC plc is a public limited company incorporated under the laws of England and Wales. Therefore, our earnings are subject to the U.K. statutory rate which is 19.0% for 2022, 2021, and 2020.
Effective income tax rate reconciliation - The effective income tax rate was different from the statutory U.K. income tax rate due to the following:

	Year Ended December 31,
	2022	2021	2020
Statutory income tax rate	19.0%	19.0%	19.0%
Net difference resulting from
Foreign earnings subject to different tax rates	114.0%	24.4%	1.3%
Adjustments to prior year taxes	(56.5)%	(52.4)%	(1.2)%
Net change in unrecognized tax benefits	7.4%	12.3%	—%
Changes in valuation allowance	100.1%	65.4%	(0.9)%
Deferred tax asset/liability revaluation for tax rate change	(29.0)%	(12.2)%	0.3%
Impairments	—%	—%	(19.5)%
Other	(1.9)%	(0.4)%	0.4%
Effective income tax rate	153.1%	56.1%	(0.6)%
Income tax holidays. We did not benefit from income tax holidays in 2022.

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
The funded status of our U.S. Pension Plans, certain foreign pension plans and U.S. post-retirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated balance sheets as of December 31, 2022 and 2021, were as follows:

	Pensions				Other Post-retirement Benefits
	2022		2021		2022	2021
(In millions)	U.S.	Int’l	U.S.	Int’l
Accumulated benefit obligation	$465.1	$330.0	$653.6	$589.1
Projected benefit obligation at January 1	$653.6	$601.6	$684.7	$656.4	$8.4	$9.4
Service cost	—	4.1	—	10.0	—	—
Interest cost	18.5	10.4	18.0	9.8	0.3	0.3
Actuarial (gain) loss	(173.3)	(197.8)	7.1	(32.5)	(1.5)	(0.7)
Settlements	(1.5)	(1.0)	(22.6)	—	—	—
Foreign currency exchange rate changes	—	(55.5)	—	(11.9)	(0.1)	(0.2)
Plan participants’ contributions	—	—	—	0.9	—	—
Benefits paid	(32.2)	(21.6)	(33.6)	(22.0)	(0.4)	(0.4)
Other	—	(0.5)	—	(9.1)	—	—
Projected benefit obligation as of December 31	465.1	339.7	653.6	601.6	6.7	8.4
Fair value of plan assets at January 1	517.5	627.5	483.7	591.5	—	—
Actual return on plan assets	(110.6)	(186.5)	61.1	46.4	—	—
Company contributions	4.1	14.3	28.9	19.6	—	—
Foreign currency exchange rate changes	—	(61.6)	—	(8.9)	—	—
Settlements	(1.5)	(1.1)	(22.6)	—	—	—
Plan participants’ contributions	—	—	—	0.9	—	—
Benefits paid	(32.2)	(21.6)	(33.6)	(22.0)	—	—
Other	—	1.0	—	—	—	—
Fair value of plan assets as of December 31	377.3	372.0	517.5	627.5	—	—
Funded status of the plans (liability) as of December 31	$(87.8)	$32.3	$(136.1)	$25.9	$(6.7)	$(8.4)

	Pensions				Other Post-retirement Benefits
	2022		2021		2022	2021
(In millions)	U.S.	Int’l	U.S.	Int’l
Current portion of accrued pension and other post-retirement benefits	$(0.5)	$(1.4)	$(2.9)	$(1.7)	$(0.6)	$(0.6)
Accrued pension and other post-retirement benefits, net of current portion	(87.3)	33.7	(133.2)	27.6	(6.1)	(7.8)
Funded status as of December 31	$(87.8)	$32.3	$(136.1)	$25.9	$(6.7)	$(8.4)

The following table summarizes the pre-tax amounts in accumulated other comprehensive (income) loss as of December 31, 2022 and 2021 that have not been recognized as components of net periodic benefit cost:

	Pensions				Other Post-retirement Benefits
	2022		2021		2022	2021
(In millions)	U.S.	Int’l	U.S.	Int’l
Pre-tax amounts recognized in accumulated other comprehensive (income) loss
Unrecognized actuarial loss	$116.3	$26.5	$156.6	$15.9	$(1.1)	$0.4
Unrecognized prior service cost	—	3.0	—	3.4	—	—
Accumulated other comprehensive (income) loss as of December 31	$116.3	$29.5	$156.6	$19.3	$(1.1)	$0.4

The following tables summarize the projected and accumulated benefit obligations and fair values of plan assets where the projected or accumulated benefit obligation exceeds the fair value of plan assets as of December 31, 2022 and 2021:

	Pensions				Other Post-retirement Benefits
	2022		2021		2022	2021
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded projected benefit obligation
Aggregate projected benefit obligation	$464.3	$42.0	$652.2	$57.9	$6.7	$8.4
Aggregate fair value of plan assets	$376.1	$—	$516.0	$—	$—	$—

	Pensions				Other Post-retirement Benefits
	2022		2021		2022	2021
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded accumulated benefit obligation
Aggregate accumulated benefit obligation	$464.3	$33.9	$652.2	$46.7	$—	$—
Aggregate fair value of plan assets	$376.1	$—	$516.0	$—	$—	$—

The following table summarizes the components of net periodic benefit cost (income) for the years ended December 31, 2022, 2021 and 2020:

	Pensions						Other Post-retirement Benefits
	2022		2021		2020		2022	2021	2020
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net periodic benefit cost (income)
Service cost	$—	$4.1	$—	$10.0	$—	$10.4	$—	$—	$—
Interest cost	18.5	10.4	18.0	9.8	22.2	11.3	0.3	0.3	0.4
Expected return on plan assets	(35.2)	(24.3)	(31.9)	(25.0)	(45.4)	(36.5)	—	—	—
Settlement cost	0.8	—	2.8	—	1.4	0.5	—	—	—
Curtailment benefit	—	—	—	0.4	—	—	—	—	—
Amortization of net actuarial loss (gain)	12.0	(0.2)	16.8	1.4	6.9	0.6	—	0.1	0.1
Amortization of prior service cost	—	0.3	—	0.5	—	0.6	—	—	—
Net periodic benefit cost (income)	$(3.9)	$(9.7)	$5.7	$(2.9)	$(14.9)	$(13.1)	$0.3	$0.4	$0.5
The following table summarizes changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020:

	Pensions						Other Post-retirement Benefits
	2022		2021		2020		2022	2021	2020
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial gain (loss) arising during period	$(27.5)	$12.9	$(22.1)	$(58.4)	$(85.1)	$(26.8)	$—	$—	$—
Prior service (cost) credit arising during period	—	0.1	—	0.6	—	—	—	—	—
Settlements and curtailments	(0.8)	—	(2.8)	(0.4)	1.4	0.4	—	—	—
Amortization of net actuarial loss (gain)	(12.0)	0.2	(16.8)	(1.4)	6.9	0.6	—	—	(0.1)
Amortization of prior service cost (credit)	—	(0.3)	—	(0.5)	—	0.6	—	—	—
Other	—	—	—	—	—	(7.5)	(1.5)	(0.9)	(0.6)
Total recognized in other comprehensive income (loss)	$(40.3)	$12.9	$(41.7)	$(60.1)	$(76.8)	$(32.7)	$(1.5)	$(0.9)	$(0.7)
Included in accumulated other comprehensive income (loss) as of December 31, 2022, are noncash, pre-tax charges which have not yet been recognized in net periodic benefit cost (income). The estimated amounts expected to be amortized from the portion of each component of accumulated other comprehensive income (loss) as a component of net period benefit cost (income), during the next fiscal year are as follows:

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	Int’l
Net actuarial losses	$9.2	$—	$(0.1)
Prior service cost	$—	$0.4	$—

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions				Other Post-retirement Benefits
	2022		2021		2022	2021
	U.S.	Int’l	U.S.	Int’l
Discount rate	5.60%	9.97%	2.90%	1.99%	7.32%	5.26%
Rate of compensation increase	N/A	5.75%	N/A	3.15%	4.00%	4.00%
The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions						Other Post-retirement Benefits
	2022		2021		2020		2022	2021	2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Discount rate	2.90%	4.39%	2.70%	3.09%	3.40%	2.01%	5.26%	4.46%	4.48%
Rate of compensation increase	N/A	4.67%	N/A	3.15%	N/A	3.84%	4.00%	4.00%	4.00%
Expected rate of return on plan assets	6.75%	3.65%	6.75%	2.22%	7.75%	7.27%	N/A	N/A	N/A
Our estimate of expected rate of return on plan assets is based on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations.
Plan assets - We actively monitor how the duration and the expected yield of the investments are matching the expected cash outflows arising from the pension obligations. We have not changed the processes used to manage its risks from previous periods. Investments are well diversified, such that the failure of any single investment would not have a material impact on the overall level of assets. Our pension investment strategy emphasizes maximizing returns consistent with balancing risk. Excluding our international plans with insurance-based investments, 98.6% of our total pension plan assets represent the U.S. qualified plan and the U.K. plan. These plans are primarily invested in equity securities to maximize the long-term returns of the plans. The investment managers of these assets, including the hedge funds and limited partnerships, use Graham and Dodd fundamental investment analysis to select securities that have a margin of safety between the price of the security and the estimated value of the security. This value-oriented approach tends to mitigate the risk of a large equity allocation.
The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used as of December 31, 2022 and 2021.
•Cash is valued at cost, which approximates fair value.
•Equity securities are comprised of common stock and preferred stock. The fair values of equity securities are valued at the closing price reported on the active market on which the securities are traded.
•Fair values of registered investment companies and common/collective trusts are valued based on quoted market prices, which represent the net asset value (“NAV”) of shares held. Registered investment companies include investments in emerging market bonds. Common/collective trusts primarily includes money market instruments with short maturities.
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

•Real estate and other investments consist of real estate investment trusts and other investments. These investments are measured at quoted market prices, which represent the NAV of the securities held in such funds at year end.
Our pension plan assets measured at fair value on a recurring basis are as follows as of December 31, 2022 and 2021. Refer to “Fair value measurements” in Note 1 to these consolidated financial statements for a description of the levels.

(In millions)	U.S.					International
December 31, 2022	Total	Level 1	Level 2	Level 3	Net Asset Value (a)	Total	Level 1	Level 2	Level 3	Net Asset Value (a)
Cash and cash equivalents	$36.9	$36.9	$—	$—	$—	$49.4	$49.4	$—	$—	$—
Equity securities
U.S. companies	67.0	67.0	—	—	—	—	—	—	—	—
International companies	—	—	—	—	—	9.1	9.1	—	—	—
Registered investment companies	28.4	—	—	—	28.4	42.7	—	—	—	42.7
Hedge funds	108.8	—	—	—	108.8	221.1	—	—	—	221.1
Limited partnerships	136.2	—	—	—	136.2	2.3	—	—	—	2.3
Real estate and other investments	—	—	—	—	—	48.1	48.1	—	—	—
Total assets	$377.3	$103.9	$—	$—	$273.4	$372.7	$106.6	$—	$—	$266.1

December 31, 2021
Cash and cash equivalents	$43.4	$43.4	$—	$—	$—	$40.5	$40.5	$—	$—	$—
Equity securities
U.S. companies	102.1	102.1	—	—	—	45.5	45.5	—	—	—
International companies	2.1	2.1	—	—	—	143.4	143.4	—	—	—
Registered investment companies	37.9	—	—	—	37.9	36.0	—	—	—	36.0
Hedge funds	138.8	—	—	—	138.8	291.0	—	—	—	291.0
Limited partnerships	192.5	—	—	—	192.5	3.6	—	—	—	3.6
Real estate and other investments	0.6	0.6	—	—	—	69.7	69.7	—	—	—
Total assets	$517.4	$148.2	$—	$—	$369.2	$629.7	$299.1	$—	$—	$330.6
(a)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
Contributions - We do not expect to make any contributions to our U.S. Qualified Pension Plan and our U.S. Non-Qualified Defined Benefit Pension Plan in 2023. In 2022 and 2021, we contributed $11.9 million and $34.3 million to all pension plans, respectively.

Estimated future benefit payments - The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2031. Actual benefit payments may differ from expected benefit payments.

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	International
2023	$31.3	$20.0	$0.6
2024	31.6	20.0	0.6
2025	32.0	21.3	0.6
2026	32.4	22.0	0.5
2027	32.7	23.5	0.5
2028-2032	165.9	135.9	2.2
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
Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2022 and 2021, our liability for the Non-Qualified Plan was $18.5 million and $24.1 million, respectively, and was recorded in other liabilities in our consolidated balance sheets. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. Changes in the fair value of these investments are recognized as an offset to other income (expense), net in our consolidated statements of income. As of December 31, 2022 and 2021, we had investments for the Non-Qualified Plan totaling $18.5 million and $24.1 million at fair market value, respectively.
During the years ended December 31, 2022, and 2021 we recognized expense of $19.8 million and $21.5 million, respectively for matching contributions to these plans in 2022 and 2021, respectively. Additionally, during the years ended December 31, 2022 and 2021, we recognized expense of $8.7 million and $9.0 million, respectively, for non-elective contributions.

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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. As of December 31, 2022, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,119.0	1,195.0
Norwegian krone	3,615.0	367.0
Australian dollar	279.0	189.0
Singapore dollar	174.0	130.0
Indonesian rupiah	1,312,560.0	84.0
Canadian dollar	40.0	30.0
Indian rupee	1,074.0	13.0
Mexican peso	70.0	4.0
Kuwaiti Dinar	(4.0)	(14.0)
Czech Koruna	200.0	9.0
Malaysian ringgit	(365.0)	(83.0)
Brazilian real	(784.0)	(150.0)
British pound	(233.0)	(280.0)
U.S. dollar	(1,558.0)	(1,558.0)
Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. As of December 31, 2022, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	97.3	18.7
Euro	(1.9)	(2.0)
Norwegian krone	(24.6)	(2.5)
U.S. dollar	(12.5)	(12.5)
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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	December 31, 2022		December 31, 2021
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$254.8	$332.5	$106.4	$139.5
Long-term - Derivative financial instruments	7.2	3.6	10.5	15.5
Total derivatives designated as hedging instruments	262.0	336.1	116.9	155.0
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	27.9	14.1	3.9	21.5
Long-term - Derivative financial instruments	—	—	—	—
Total derivatives not designated as hedging instruments	27.9	14.1	3.9	21.5
Total derivatives	$289.9	$350.2	$120.8	$176.5

Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $18.5 million and $18.7 million as of December 31, 2022 and 2021, respectively. We expect to transfer an approximately $9.4 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2025.
The following tables present the location of gains (losses) in the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
(In millions)	2022	2021	2020
Foreign exchange contracts	$(55.7)	$(26.3)	$3.8

The following represents the effect of cash flow hedge accounting on the consolidated statements of income for the year ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In millions)	2022				2021				2020
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(7.4)	$(14.5)	$(0.3)	$(13.1)	$(29.7)	$10.7	$0.2	$32.9	$(83.7)	$68.5	$(0.2)
Amounts excluded from effectiveness testing	13.7	(15.1)	0.5	(82.0)	(1.8)	(3.3)	—	3.8	7.7	(9.8)	0.3
Total cash flow hedge gain (loss) recognized in income	6.3	(29.6)	0.2	(95.1)	(31.5)	7.4	0.2	36.7	(76.0)	58.7	0.1

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.3)	(0.7)	—	78.1	1.3	0.3	—	(13.3)	(0.8)	3.4	35.9
Total	$6.0	$(30.3)	$0.2	$(17.0)	$(30.2)	$7.7	$0.2	$23.4	$(76.8)	$62.1	$36.0

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of December 31, 2022 and 2021, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	December 31, 2022			December 31, 2021
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$289.9	$(142.5)	$147.4	$120.8	$(78.6)	$42.2
Derivative liabilities	$350.2	$(142.5)	$207.7	$176.5	$(78.6)	$97.9

NOTE 24. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2022				December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Investment in Technip Energies	$—	$—	$—	$—	$317.3	$317.3	$—	$—
Equity securities	19.8	19.8	—	—	25.0	25.0	—	—
Money market and stable value funds	1.9	—	1.5	—	2.7	—	2.4	—
Held-to-maturity debt securities	16.0	—	16.0	—	24.0	—	24.0	—
Derivative financial instruments
Foreign exchange contracts	289.9	—	289.9	—	120.8	—	120.8	—
Total assets	$327.6	$19.8	$307.4	$—	$489.8	$342.3	$147.2	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	350.2	—	350.2	—	176.5	—	176.5	—
Total liabilities	$350.2	$—	$350.2	$—	$176.5	$—	$176.5	$—

Investment in Technip Energies - The fair value of our investment in Technip Energies was based on quoted prices that we had the ability to access in public markets. As of December 31, 2022, we have fully divested our remaining ownership in Technip Energies. See Note 12 for further details.
Equity securities and Available-for-sale Securities - The fair value measurement of our traded securities is based on quoted prices that we have the ability to access in public markets.
Stable value and Money market funds - These funds are valued at the net asset value of the shares held at the end of the year, which is based on the fair value of the underlying investments using information reported by our investment advisor at quarter-end. These funds include fixed income and other investments measured at fair value. Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
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

We did not record any material impairments during the year ended December 31, 2022. The following summarizes impairments of long-lived assets and related post-impairment fair value for the year ended December 31, 2021 and 2020:

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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $916.3 million and $1,706.1 million as of December 31, 2022 and December 31, 2021, respectively.
Credit risk - By their nature, financial instruments involve risk, including credit risk, for non-performance by counterparties. Financial instruments that potentially subject us to credit risk consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses on trade receivables are established based on collectability assessments. We mitigate credit risk on derivative contracts by executing contracts only with counterparties that consent to a master netting agreement, which permits the net settlement of gross derivative assets against gross derivative liabilities.

NOTE 25. DISCONTINUED OPERATIONS
The Spin-off
On February 16, 2021, we completed our separation of the Technip Energies business segment. The transaction was structured as a spin-off (the “Spin-off”), which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1% of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., Eastern Standard Time, on the record date, February 17, 2021. Technip Energies N.V. is now an independent public company and its shares are traded under the ticker symbol “TE” on the Euronext Paris Stock Exchange.

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

Discontinued Operations
The Spin-off represented a strategic shift that had a major impact on our operations and consolidated financial statements. Historical results of Technip Energies prior to the Distribution on February 16, 2021 have been presented as discontinued operations in our consolidated statements of income and consolidated statements of cash flows for the years ended December 31, 2021 and 2020. Our consolidated statements of income and consolidated statements of cash flows and notes to the consolidated financial statements have been updated to reflect continuing operations only.
The following table summarizes the components of income (loss) from discontinued operations:

	Year Ended
(In millions)	2022	2021	2020
Revenue	$—	$906.0	$6,520
Costs and expenses	(26.4)	(932.0)	(5,899)
Other income and (expense), net	—	(18.6)	(206.8)
Income (loss) from discontinued operations before income taxes	$(26.4)	$(44.6)	$414.2
Income tax expense	18.9	28.0	134.0
Income (loss) from discontinued operations, net of income taxes	$(45.3)	$(72.6)	$280.2
For the year ended December 31, 2022, we recorded $26.4 million in expense from discontinued operations due to a change in estimate of liabilities recognized in connection with the Spin-off. Also, for the year ended December 31, 2022, we recorded $18.9 million in income tax expense from discontinued operations related to a change in estimate in the French tax group.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, and under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e)under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022, that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Part I, Item 1 “Executive Officers of the Registrant” of this Annual Report on Form 10-K for information regarding our executive officers. The information set forth under the sections “Corporate Governance,” “Proposal 1 - Election of Directors”, and if applicable, “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2023 Annual General Meeting of Shareholders is incorporated herein by reference.
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
The table below sets forth our directors and their current principal occupations as of February 24, 2023.

Name	Principal Occupation
Douglas J. Pferdehirt	Chair and Chief Executive Officer of TechnipFMC.
Eleazar de Carvalho Filho	Founding Partner of Virtus BR Partners Assessoria Corporativa Ltda. and Founding Partner of Sinfonia Consultoria Financeira e Participações Ltda., financial advisory and consulting firms.
Claire S. Farley	Former Vice Chairman in the Energy business of KKR & Co. L.P., a global investment firm.
Robert G. Gwin	Former President of Anadarko Petroleum Corporation, an oil and natural gas exploration and production company.
Peter Mellbye	Former Executive Vice President, Development & Production, International, of Statoil ASA, an international oil and gas company.
John O’Leary	Chief Executive Officer of Strand Energy, a Dubai-based company specializing in business development in the oil and gas industry.
Margareth Øvrum	Former Executive Vice President of Development and Production Brazil of Equinor ASA, an international oil and gas company.
Kay G. Priestly	Former Chief Executive Officer of Turquoise Hill Resources Ltd., an international mining company.
John Yearwood	Former Chief Executive Officer, President, and Chief Operating Officer of Smith International, Inc., a supplier of services and manufactured products to oil and gas exploration and production companies.
Sophie Zurquiyah	Chief Executive Officer of CGG S.A., a global geoscience technology leader.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation Discussion and Analysis” and “Compensation and Talent Committee Report” of our Proxy Statement for the 2023 Annual General Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2023 Annual General Meeting of Shareholders.
As of December 31, 2022, our securities authorized for issuance under equity compensation plans were as follows:

(shares in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,441.2	$20.31	—
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Corporate Governance - Director Independence” of our Proxy Statement for the 2023 Annual General Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the sections entitled “Proposal 5 — Ratification of U.S. Auditor” of our Proxy Statement for the 2023 Annual General Meeting of Shareholders.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.The following consolidated financial statements of TechnipFMC plc and subsidiaries are filed as part of this Annual Report on Form 10-K under Part II, Item 8:
Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID: 238)
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

Part IV
Item 15 (a) (2), Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Adjustments (b)	Balance at End of Period
Year Ended December 31, 2020
Trade receivables allowance for credit losses(c)	$57.4	$38.0	$1.3	$(56.5)	$40.2
Valuation allowance for deferred tax assets	$729.1	$104.4	$(11.3)	$(7.1)	$815.1
Year Ended December 31, 2021
Trade receivables allowance for credit losses	$40.2	$17.0	$(10.8)	$(8.3)	$38.1
Valuation allowance for deferred tax assets	$815.1	$129.7	$(12.0)	$2.7	$935.5
Year Ended December 31, 2022
Trade receivables allowance for credit losses	$38.1	$1.3	$9.1	$(14.4)	$34.1
Valuation allowance for deferred tax assets	$935.5	$79.4	$(15.8)	$—	$999.1
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
Supplemental Indenture, dated February 16, 2021, by and among TechnipFMC plc, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

4.3
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference from Exhibit 4.2 to the Annual Report on Form 10-K filed on March 3, 2020) (File No. 001-37983)

4.4
Supplemental Indenture, dated May 4, 2022, by and among TechnipFMC plc and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2022) (File No. 001-37983).

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

10.42	Form of Share Purchase Contract (filed as Appendix A to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2021, File No. 001-37983, and incorporated herein by reference)
10.43
Form of Rule 10b-5 Share Repurchase Contract (filed as Appendix B to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2021, File No. 001-37983, and incorporated herein by reference)

10.44*
Separation, Release and Waiver of Claims and Restrictive Covenant Agreement, dated March 28, 2022 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2022) (File No. 001-37983).

10.45*	TechnipFMC plc 2022 Incentive Award Plan (incorporated by reference from Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 18, 2022) (File No. 001-37983).
10.46*
Form of Restricted Stock Unit Agreement for Directors pursuant to the TechnipFMC plc Incentive Award Plan (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 29, 2022) (File No. 001-37983)

10.47*
Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on July 29, 2022) (File No. 001-37983)

10.48*
Form of Performance Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on July 29, 2022) (File No. 001-37983)

10.49*	Form of Performance Stock Unit Agreement (Magma) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on July 29, 2022) (File No. 001-37983)
21.1**	List of Significant Subsidiaries
23.1**	Consent of PricewaterhouseCoopers LLP
31.1**	Certification of Chief Executive Officer
31.2**	Certification of Chief Financial Officer
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates a management contract or compensatory plan or arrangement.

** Filed with this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechnipFMC plc (Registrant)

By:	/S/ KRISZTINA DOROGHAZI
Krisztina Doroghazi Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)
Date: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOUGLAS J. PFERDEHIRT	Chair and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Douglas J. Pferdehirt

/S/ ALF MELIN	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Alf Melin

/S/ ELEAZAR DE CARVALHO FILHO	Director	February 24, 2023
Eleazar de Carvalho Filho

/S/ CLAIRE S. FARLEY	Director	February 24, 2023
Claire S. Farley

/S/ ROBERT G. GWIN	Director	February 24, 2023
Robert G. Gwin

/S/ PETER MELLBYE	Director	February 24, 2023
Peter Mellbye

/S/ JOHN O’LEARY	Director	February 24, 2023
John O’Leary

/S/ MARGARETH ØVRUM	Director	February 24, 2023
Margareth Øvrum

/S/ KAY G. PRIESTLY	Director	February 24, 2023
Kay G. Priestly

/S/ JOHN YEARWOOD	Director	February 24, 2023
John Yearwood

/S/ SOPHIE ZURQUIYAH	Director	February 24, 2023
Sophie Zurquiyah