Form 10-Q
period 2023-03-31
TechnipFMC plc
filed 2023-04-27
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____ .
Commission File Number: 001-37983

TechnipFMC plc
(Exact name of registrant as specified in its charter)

United Kingdom	98-1283037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Subsea Lane
Houston, Texas
United States of America	77044
(Addresses of principal executive offices)	(Zip Codes)
+1 281-591-4000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2023
Ordinary shares, $1.00 par value per share	441,562,995

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A, “Risk Factors” and elsewhere of this Quarterly Report on Form 10-Q, including unpredictable trends in the demand for and price of crude oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; the COVID-19 pandemic and any resurgence thereof; our inability to develop, implement and protect new technologies and services and intellectual property related thereto, including new technologies and services for our New Energy business; the cumulative loss of major contracts, customers or alliances and unfavorable credit and commercial terms of certain contracts; disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business; the refusal of DTC to act as depository agency for our shares; the impact of our existing and future indebtedness and the restrictions on our operations by terms of the agreements governing our existing indebtedness; the risks caused by our acquisition and divestiture activities; additional costs or risks from increasing scrutiny and expectations regarding ESG matters; uncertainties related to our investments in New Energy business; the risks caused by fixed-price contracts; our failure to timely deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; risks of pirates endangering our maritime employees and assets; any delays and cost overruns of new capital asset construction projects for vessels and manufacturing facilities; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with existing and future laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; the additional restrictions on dividend payouts or share repurchases as an English public limited company; uninsured claims and litigation against us; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; potential departure of our key managers and employees; adverse seasonal and weather conditions and unfavorable currency exchange rates; risk in connection with our defined benefit pension plan commitments; and our inability to obtain sufficient bonding capacity for certain contracts. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2023	2022
Revenue
Service revenue	$868.1	$896.7
Product revenue	795.1	614.1
Lease revenue	54.2	45.0
Total revenue	1,717.4	1,555.8

Costs and expenses
Cost of service revenue	802.0	831.1
Cost of product revenue	654.7	499.3
Cost of lease revenue	39.8	39.8
Selling, general and administrative expense	153.9	159.6
Research and development expense	15.4	14.6
Impairment, restructuring and other expenses	0.6	1.0
Total costs and expenses	1,666.4	1,545.4

Other income (expense), net	(1.3)	40.8
Income from equity affiliates (Note 9)	14.2	5.4
Loss from investment in Technip Energies (Note 9)	—	(28.5)
Income before net interest expense and income taxes	63.9	28.1
Interest income	8.3	4.0
Interest expense	(27.0)	(37.9)
Income (loss) before income taxes	45.2	(5.8)
Provision for income taxes (Note 14)	37.4	28.5
Income (loss) from continuing operations	7.8	(34.3)
Net (income) from continuing operations attributable to non-controlling interests	(7.4)	(8.0)
Income (loss) from continuing operations attributable to TechnipFMC plc	0.4	(42.3)
Loss from discontinued operations	—	(19.4)
Net income (loss) attributable to TechnipFMC plc	$0.4	$(61.7)

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic and diluted	$0.00	$(0.09)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.00	$(0.04)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic and diluted	$0.00	$(0.13)

Weighted average shares outstanding (Note 5)
Basic	442.1	451.1
Diluted	455.0	451.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net income (loss) attributable to TechnipFMC plc	$0.4	$(61.7)
Net (income) from continuing operations attributable to non-controlling interests	(7.4)	(8.0)
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	7.8	(53.7)

Foreign currency translation adjustments(a)	15.8	125.7

Net gains (losses) on hedging instruments
Net losses arising during the period	(6.1)	(14.9)
Reclassification adjustment for net losses included in net income (loss)	1.6	6.4
Net losses on hedging instruments(b)	(4.5)	(8.5)

Pension and other post-retirement benefits
Net (losses) arising during the period	(2.0)	(0.2)
Reclassification adjustment for amortization of prior service cost included in net income (loss)	0.1	0.1
Reclassification adjustment for amortization of net actuarial loss included in net income (loss)	2.2	3.0
Net pension and other post-retirement benefits(c)	0.3	2.9
Other comprehensive loss, net of tax	11.6	120.1
Comprehensive income	19.4	66.4
Comprehensive income attributable to non-controlling interest	(5.4)	(8.4)
Comprehensive income attributable to TechnipFMC plc	$14.0	$58.0

(a)Net of income tax of nil for the three months ended March 31, 2023 and 2022.
(b)Net of income tax expense of $4.6 million and income tax benefit of $2.1 million for the three months ended March 31, 2023 and 2022, respectively.
(c)Net of income tax expense of $1.0 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$522.3	$1,057.1
Trade receivables, net of allowances of $34.0 in 2023 and $34.1 in 2022	1,129.5	966.5
Contract assets, net of allowances of $1.6 in 2023 and $1.1 in 2022	1,221.5	981.6
Inventories, net (Note 7)	1,139.4	1,039.7
Derivative financial instruments (Note 15)	339.7	282.7
Income taxes receivable	128.4	125.3
Advances paid to suppliers	90.1	80.8
Other current assets (Note 8)	531.0	455.0
Total current assets	5,101.9	4,988.7
Investments in equity affiliates (Note 9)	339.1	325.0
Property, plant and equipment, net of accumulated depreciation of $2,578.2 in 2023 and $2,255.5 in 2022	2,356.1	2,354.9
Operating lease right-of-use assets	819.4	801.9
Finance lease right-of-use assets	56.4	51.6
Intangible assets, net of accumulated amortization of $684.5 in 2023 and $663.8 in 2022	694.9	716.0
Deferred income taxes	71.8	72.5
Derivative financial instruments (Note 15)	10.1	7.2
Other assets	128.1	126.5
Total assets	$9,577.8	$9,444.3

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 11)	$385.0	$367.3
Operating lease liabilities	138.4	136.1
Finance lease liabilities	1.8	51.9
Accounts payable, trade	1,413.2	1,282.8
Contract liabilities	1,172.6	1,156.4
Accrued payroll	172.5	175.6
Derivative financial instruments (Note 15)	385.3	346.6
Income taxes payable	104.7	96.7
Other current liabilities (Note 8)	484.2	560.9
Total current liabilities	4,257.7	4,174.3
Long-term debt, less current portion (Note 11)	1,005.7	999.3
Operating lease liabilities, less current portion	748.5	735.7
Financing lease liabilities, less current portion	57.0	1.4
Deferred income taxes	58.2	55.5
Accrued pension and other post-retirement benefits, less current portion	54.6	59.7
Derivative financial instruments (Note 15)	12.6	3.6
Other liabilities	140.8	138.1
Total liabilities	6,335.1	6,167.6
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 12)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2023 and 2022; 441.6 shares and 442.2 shares issued and outstanding in 2023 and 2022, respectively	441.6	442.2
Capital in excess of par value of ordinary shares	9,056.8	9,109.7
Accumulated deficit	(5,009.5)	(5,010.0)
Accumulated other comprehensive loss	(1,288.1)	(1,301.7)
Total TechnipFMC plc stockholders’ equity	3,200.8	3,240.2
Non-controlling interests	41.9	36.5
Total equity	3,242.7	3,276.7
Total liabilities and equity	$9,577.8	$9,444.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Three Months Ended March 31,
	2023	2022
Cash provided (required) by operating activities
Net income (loss)	$7.8	$(53.7)
Net loss from discontinued operations	—	19.4
Adjustments to reconcile income (loss) from continuing operations to cash provided (required) by operating activities
Depreciation and amortization	93.0	95.9
Impairments	—	1.1
Loss from investment in Technip Energies	—	28.5
Income from equity affiliates, net of dividends received	(14.2)	(5.4)
Other non-cash items, net	18.0	52.6
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and Contract assets	(392.1)	(64.4)
Inventories, net	(94.7)	(15.9)
Accounts payable, trade	123.3	(26.9)
Contract liabilities	14.3	(183.5)
Income taxes payable, net	12.8	1.8
Other current assets and liabilities, net	(148.4)	(161.0)
Other non-current assets and liabilities, net	(6.0)	(17.9)
Cash required by operating activities	(386.2)	(329.4)

Cash provided (required) by investing activities
Capital expenditures	(57.3)	(27.3)
Proceeds from sale of investment in Technip Energies	—	238.5
Other investing activities	4.5	(7.5)
Cash provided (required) by investing activities	(52.8)	203.7

Cash required by financing activities
Net decrease in short-term debt	(9.2)	(8.0)
Cash settlement for derivative hedging debt	(12.9)	—
Share repurchases	(50.0)	—
Other financing activities	(15.4)	(5.1)
Cash required by financing activities	(87.5)	(13.1)
Effect of changes in foreign exchange rates on cash and cash equivalents	(8.3)	14.4
Change in cash and cash equivalents	(534.8)	(124.4)
Cash and cash equivalents, beginning of period	1,057.1	1,327.4
Cash and cash equivalents, end of period	$522.3	$1,203.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2023 and 2022

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2021	$450.7	$9,160.8	$(4,903.8)	$(1,305.0)	$15.7	$3,418.4
Net income (loss)	—	—	(61.7)	—	8.0	(53.7)
Other comprehensive income	—	—	—	119.7	0.4	120.1
Issuance of ordinary shares	1.5	(1.6)	—	—	—	(0.1)
Share-based compensation	—	9.9	—	—	—	9.9
Other	—	—	(4.2)	—	—	(4.2)
Balance as of March 31, 2022	$452.2	$9,169.1	$(4,969.7)	$(1,185.3)	$24.1	$3,490.4

Balance as of December 31, 2022	$442.2	$9,109.7	$(5,010.0)	$(1,301.7)	$36.5	$3,276.7
Net income	—	—	0.4	—	7.4	7.8
Other comprehensive income (loss)	—	—	—	13.6	(2.0)	11.6
Issuance of ordinary shares, net of shares withheld for tax	2.7	(17.3)	—	—	—	(14.6)
Share-based compensation	—	11.1	—	—	—	11.1
Shares repurchased and cancelled	(3.3)	(46.7)	—	—	—	(50.0)
Other	—	—	0.1	—	—	0.1
Balance as of March 31, 2023	$441.6	$9,056.8	$(5,009.5)	$(1,288.1)	$41.9	$3,242.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2022.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these condensed consolidated financial statements may not be representative of the results that may be expected for the year ending December 31, 2023.

Certain prior-year amounts have been reclassified to conform to the current year’s presentation.
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2022-04, "Disclosure of Supplier Finance Program Obligations," which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated roll forward information.
We adopted the standard as of January 1, 2023. We facilitate a supply chain finance program (“SCF”) that is administered by a third-party financial institution which allows qualifying suppliers to sell their receivables from the Company to the SCF bank. These participating suppliers negotiate their outstanding receivable directly with the SCF bank. We are not a party to those agreements and the terms of our payment obligations are not impacted by a supplier’s participation in the SCF. We agree to pay the SCF bank based on the original invoice maturity dates and amounts.

All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, trade in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of March 31, 2023 and December 31, 2022, the amounts due to suppliers participating in the SCF and included in Accounts payable were approximately $112.5 million and $101.8 million, respectively.

Recently Issued Accounting Standards under GAAP
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).” In addition, in January 2021, FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” and, in December 2022, issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which clarifies the scope of Topic 848 and defers the sunset date of Topic 848 to December 31, 2024. The amendments in these updates apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. We do not anticipate the adoption of these updates to have a material impact on our condensed consolidated financial statements.
We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.
NOTE 3. REVENUE
The majority of our revenue is from long-term contracts associated with designing and manufacturing products and systems and providing services to customers involved in the exploration and production of crude oil and natural gas.
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types.
The following tables present total revenue by geography for each reportable segment for the three months ended March 31, 2023 and 2022:

	Reportable segments
	Three Months Ended
	March 31, 2023		March 31, 2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$440.4	$27.2	$324.8	$21.6
Europe and Central Asia	378.5	44.2	356.0	39.2
North America	249.9	146.1	200.4	116.2
Africa	210.5	9.7	183.1	8.5
Asia Pacific	71.9	17.9	221.5	23.6
Middle East	36.4	84.7	3.3	57.6
Total revenue	$1,387.6	$329.8	$1,289.1	$266.7
The following tables present total revenue by contract type for each reportable segment for the three months ended March 31, 2023 and 2022:

	Reportable segments
	Three Months Ended
	March 31, 2023		March 31, 2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$815.3	$52.8	$845.6	$51.1
Products	564.8	230.3	431.5	182.6
Lease	7.5	46.7	12.0	33.0
Total revenue	$1,387.6	$329.8	$1,289.1	$266.7

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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of March 31, 2023 and December 31, 2022:

(In millions)	March 31, 2023	December 31, 2022	$ change	% change
Contract assets	$1,221.5	$981.6	$239.9	24.4
Contract liabilities	(1,172.6)	(1,156.4)	(16.2)	-1.4
Net contract assets (liabilities)	$48.9	$(174.8)	$223.7	128.0
The increase in our contract assets from December 31, 2022 to March 31, 2023 was due to the timing of project milestones. The increase in our contract liabilities was driven from an overall portfolio and client mix enabling an acceleration of cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended March 31, 2023 and 2022 that was included in the contract liabilities balance as of December 31, 2022 and 2021 was $347.7 million and $112.9 million, respectively.
In addition, net revenue recognized from our performance obligations satisfied in prior periods had unfavorable impacts of $2.6 million and $12.2 million for the three months ended March 31, 2023 and 2022, respectively, from changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of March 31, 2023, the aggregate amount of the transaction price allocated to order backlog was $10.6 billion. TechnipFMC expects to recognize revenue on approximately 36.3% of the order backlog through 2023 and 63.7% thereafter.
The following table details the order backlog for each business segment as of March 31, 2023:

(In millions)	2023	2024	Thereafter
Subsea	$3,340.0	$3,898.0	$2,157.3
Surface Technologies	505.5	140.7	565.9
Total order backlog	$3,845.5	$4,038.7	$2,723.2

NOTE 4. BUSINESS SEGMENTS
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
Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in computing segment operating profit (loss). The following items have been excluded in computing segment operating profit (loss): corporate staff expense, foreign exchange gains (losses), income (loss) from investment in Technip Energies, net interest income (expense) associated with corporate debt facilities and income taxes.

Segment revenue and segment operating profit were as follows:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Segment revenue
Subsea	$1,387.6	$1,289.1
Surface Technologies	329.8	266.7
Total segment revenue	$1,717.4	$1,555.8

Segment operating profit
Subsea	$66.8	$54.0
Surface Technologies	22.4	3.7
Total segment operating profit	$89.2	$57.7

Corporate items
Corporate expense(a)	(27.4)	(29.5)
Net interest expense	(18.7)	(33.9)
Loss from investment in Technip Energies	—	(28.5)
Net foreign exchange gains	2.1	28.4
Total corporate items	(44.0)	(63.5)
Income (loss) before income taxes(b)	$45.2	$(5.8)
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.

NOTE 5. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2023	2022
Income (loss) from continuing operations attributable to TechnipFMC plc	$0.4	$(42.3)
Loss from discontinued operations attributable to TechnipFMC plc	—	(19.4)
Net income (loss) attributable to TechnipFMC plc	$0.4	$(61.7)

Weighted average number of shares outstanding	442.1	451.1
Dilutive effect of restricted stock units	7.0	—
Dilutive effect of performance shares	5.9	—
Total shares and dilutive securities	455.0	451.1

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic and diluted	$0.00	$(0.09)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.00	$(0.04)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic and diluted	$0.00	$(0.13)
For the three months ended March 31, 2022 we incurred a loss from continuing operations; therefore, the impact of 4.8 million shares from our share-based compensation awards was anti-dilutive.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares, where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
(millions of shares)	2023	2022
Share option awards	1.4	1.6
Restricted share units	0.7	0.7
Performance shares	0.5	0.3
Total	2.6	2.6
NOTE 6. RECEIVABLES
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivable were related to sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
We manage our held-to-maturity debt securities using published credit ratings as a key credit quality indicator as our held-to-maturity debt securities consist of government bonds.

The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	March 31, 2023			December 31, 2022
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating A3 - Ba2	2020-2022	$51.4	Moody’s rating Aa3 -Ba2	2020-2022	$51.0
Debt securities at amortized cost	Moody’s rating B3	2021	15.8	Moody’s rating B3	2021	16.2
Total financial assets			$67.2			$67.2
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
For loans receivable, held-to-maturity debt securities at amortized cost, we evaluate whether these securities are considered to have low credit risk at the reporting date using available, reasonable and supportable information.
The table below shows the roll forward of allowance for credit losses as of March 31, 2023 and 2022, respectively.

	Balance as of March 31, 2023
(In millions)	Trade receivables	Contract assets	Loans receivable and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2022	$34.1	$1.1	$0.3	$0.2
Current period provision (release) for expected credit losses	0.5	0.5	—	—
Recoveries	(0.6)	—	—	—
Allowance for credit losses at March 31, 2023	$34.0	$1.6	$0.3	$0.2

	Balance as of March 31, 2022
(In millions)	Trade receivables	Contract assets	Loans receivable and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2021	$38.1	$1.1	$0.6	$2.7
Current period provision (release) for expected credit losses	0.9	0.2	(0.4)	(0.6)
Recoveries	(0.5)	—	—	—
Allowance for credit losses at March 31, 2022	$38.5	$1.3	$0.2	$2.1
Certain trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.
NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Raw materials	$366.2	$317.4
Work in process	169.8	152.0
Finished goods	603.4	570.3
Inventories, net	$1,139.4	$1,039.7

NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Value-added tax receivables	$212.6	$185.6
Withholding tax and other receivables	148.7	137.8
Prepaid expenses	96.4	61.9
Assets held for sale	18.6	18.6
Held-to-maturity investments	15.6	15.1
Current financial assets at amortized cost	8.7	12.4
Other	30.4	23.6
Total other current assets	$531.0	$455.0
Other current liabilities consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Legal provisions	$115.3	$116.7
Warranty accruals and project contingencies	99.7	87.6
Social security liability	68.8	70.9
Value-added tax and other taxes payable	63.5	65.3
Compensation accrual	19.1	70.8
Provisions	8.3	9.1
Current portion of accrued pension and other post-retirement benefits	4.6	2.5
Other accrued liabilities	104.9	138.0
Total other current liabilities	$484.2	$560.9
NOTE 9. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three months ended March 31, 2023 and 2022, our income from equity affiliates was $14.2 million and $5.4 million, respectively.
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

Dofcon and Techdof, two 50%-50% legal entities owned in partnership with DOF Group have debts related to loans on its vessels. During 2022, DOF ASA underwent a bankruptcy process that triggered cross default provisions in the credit facilities of certain joint ventures associated with the parent company guarantees provided by itself and its wholly owned subsidiary DOF Subsea. During March 2023, DOF ASA completed the process of restructuring (unrelated and outside of the joint venture) and DOF Services AS is the new holding company of DOF Group. The lenders made no claims under the guarantees and the acceleration clauses within the debt instruments were not enforceable as Dofcon and Techdof obtained waivers or consents from the lenders. Dofcon and Techdof continue to service the credit facilities as per the terms of the agreements. As a result of the restructure within DOF Group, the reason that triggered cross default provisions ceased to exist and therefore waivers and consents are no longer required. Accordingly, TechnipFMC has not recognized a liability related to its guarantees. TechnipFMC and DOF, provide guarantees for the debts and our share of the guarantees was $428.0 million as of March 31, 2023.

Investment in Technip Energies
During 2022, we have fully divested our remaining ownership in Technip Energies.
For the three months ended March 31, 2022, we recognized $28.5 million loss related to our investment in Technip Energies. The amounts recognized include purchase price discounts on the sales of shares and fair value revaluation gains (losses) of our investment.
NOTE 10. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, defined as entities related to our directors and main shareholders as well as the partners of our consolidated joint ventures, were as follows.
Accounts receivable due from related parties consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Dofcon	$8.1	$16.6
Others	0.1	1.3
Total accounts receivable	$8.2	$17.9
As of March 31, 2023 and December 31, 2022, we did not have material accounts payable outstanding with our related parties.
Revenue from related parties consisted of the following amounts:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Dofcon	$4.7	$1.6
Others	1.4	1.7
Total revenue	$6.1	$3.3
Expenses from related parties consisted of the following amounts:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Dofcon	$8.6	$3.1
Others	2.3	4.6
Total expenses	$10.9	$7.7

NOTE 11. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
3.15% 2013 Private placement notes due 2023	$277.1	$272.2
5.75% 2020 Private placement notes due 2025	217.4	213.5
6.50% Senior notes due 2026	202.9	202.9
4.00% 2012 Private placement notes due 2027	81.5	80.1
4.00% 2012 Private placement notes due 2032	108.7	106.7
3.75% 2013 Private placement notes due 2033	108.7	106.7
Bank borrowings and other	404.2	394.9
Unamortized debt issuance costs and discounts	(9.8)	(10.4)
Total debt	1,390.7	1,366.6
Less: current borrowings	385.0	367.3
Long-term debt	$1,005.7	$999.3
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
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of March 31, 2023, there were $45.4 million of letters of credit outstanding, and our availability under the Revolving Credit Facility was $954.6 million.
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
As of March 31, 2023, we were in compliance with all debt covenants.

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
NOTE 12. STOCKHOLDERS’ EQUITY
In July 2022, the Board of Directors authorized the repurchase of up to $400.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $50.0 million of ordinary shares during the three months ended March 31, 2023 and an aggregate amount of $150.2 million of ordinary shares through March 31, 2023. Based upon the remaining repurchase authority of $249.8 million and the closing stock price as of March 31, 2023, approximately 18.3 million ordinary shares could be subject to repurchase. All repurchased shares were immediately cancelled.
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2021	$(1,158.4)	$(17.3)	$(129.3)	$(1,305.0)	$(5.7)
Other comprehensive income (loss) before reclassifications, net of tax	125.3	(14.9)	(0.2)	110.2	0.4
Reclassification adjustment for net losses included in net income (loss), net of tax	—	6.4	3.1	9.5	—
Other comprehensive income (loss), net of tax	125.3	(8.5)	2.9	119.7	0.4
March 31, 2022	$(1,033.1)	$(25.8)	$(126.4)	$(1,185.3)	$(5.3)

December 31, 2022	$(1,177.7)	$(17.1)	$(106.9)	$(1,301.7)	$(9.8)
Other comprehensive income (loss) before reclassifications, net of tax	17.9	(6.1)	(2.0)	9.8	(2.0)
Reclassification adjustment for net losses included in net income (loss), net of tax	(0.1)	1.6	2.3	3.8	—
Other comprehensive income (loss), net of tax	17.8	(4.5)	0.3	13.6	(2.0)
March 31, 2023	$(1,159.9)	$(21.6)	$(106.6)	$(1,288.1)	$(11.8)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(1.7)	$(4.6)	Revenue
	3.5	(0.4)	Cost of sales
	—	(0.1)	Selling, general and administrative expense
	(4.1)	(4.0)	Other income (expense), net
	(2.3)	(9.1)	Income (loss) before income taxes
	(0.7)	(2.7)	Provision for income taxes
	$(1.6)	$(6.4)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$(0.1)	$(0.1)	Other income (expense), net (a)
Amortization of net actuarial loss	(3.2)	(3.4)	Other income (expense), net (a)
	(3.3)	(3.5)	Income (loss) before income taxes
	(1.0)	(0.4)	Provision for income taxes
	$(2.3)	$(3.1)	Net income (loss)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES
Contingent liabilities associated with guarantees - In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds and other guarantees with financial institutions for the benefit of our customers, vendors and other parties. The majority of these financial instruments expire within five years. Management does not expect any of these financial instruments to result in losses that would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Financial guarantees (a)	$220.0	$170.2
Performance guarantees (b)	1,460.2	1,458.2
Maximum potential undiscounted payments	$1,680.2	$1,628.4
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
As part of this resolution, we entered into a three-year Deferred Prosecution Agreement (“DPA”) with the DOJ related to charges of conspiracy to violate the FCPA related to conduct in Brazil and with Unaoil. In addition, Technip USA, Inc., a U.S. subsidiary, pled guilty to 1 count of conspiracy to violate the FCPA related to conduct in Brazil. We also provided the DOJ reports on our anti-corruption program during the term of the DPA.
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
To date, the investigation by the PNF related to historical projects in Equatorial Guinea and Ghana has not reached a resolution. We remain committed to finding a resolution with the PNF and will maintain a $70.0 million provision related to this investigation. Additionally, the PNF informed us that it is reviewing other historical projects in Angola. We are not aware of any evidence that would support a finding of liability with respect to these Angola projects, or whether the PNF would seek to impose any additional penalty. As we continue our discussions with PNF towards a potential resolution of all of these matters, the amount of a settlement could exceed this provision.

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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at March 31, 2023 and December 31, 2022, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.
NOTE 14. INCOME TAXES
Our provision for income taxes for the three months ended March 31, 2023 and 2022 reflected effective tax rates of 82.7% and (491.4)%, respectively. The year-over-year increase in the effective tax rate was primarily due to the change in geographical profit mix year over year.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.
NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS
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
Generally, we enter into hedging relationships such that changes in the fair values or cash flows of the transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives. For derivative instruments that qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative, which does not include the time value component of a forward currency rate, is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, any change in the fair value of those instruments is reflected in earnings in the period such change occurs. Cash flows related to derivatives designated as cash flow and fair value hedges are classified consistently with the cash flows of the associated hedged item.

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of March 31, 2023, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,368.3	1,487.0
Norwegian krone	4,522.9	432.0
Australian dollar	313.5	209.6
Singapore dollar	128.5	96.6
Indonesian rupiah	1,232,343.5	82.3
Canadian dollar	50.3	37.1
Indian rupee	461.4	5.6
Kuwaiti dinar	(4.3)	(14.0)
Malaysian ringgit	(263.8)	(59.8)
Brazilian real	(628.3)	(123.6)
British pound	(236.7)	(292.9)
U.S. dollar	(1,932.3)	(1,932.3)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of March 31, 2023, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	88.6	17.4
Norwegian krone	5.5	0.5
Euro	(4.4)	(4.8)
U.S. dollar	(11.3)	(11.3)
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 16 for further details. Accordingly, the estimates presented may not be indicative of the amounts we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	March 31, 2023		December 31, 2022
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$296.5	$365.6	$254.8	$332.5
Long-term - Derivative financial instruments	10.1	12.6	7.2	3.6
Total derivatives designated as hedging instruments	306.6	378.2	262.0	336.1
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	43.2	19.7	27.9	14.1
Total derivatives not designated as hedging instruments	43.2	19.7	27.9	14.1
Total derivatives	$349.8	$397.9	$289.9	$350.2
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $23.1 million and $18.5 million as of March 31, 2023 and December 31, 2022, respectively. We expect to transfer an approximate $13.0 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2025.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
(In millions)	2023	2022
Foreign exchange contracts	$(2.4)	$(19.8)

The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022:

(In millions)	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(1.8)	$3.5	$—	$(4.1)	$(4.6)	$(0.4)	$(0.1)	$(4.0)
Amounts excluded from effectiveness testing	1.7	(8.4)	(0.1)	40.1	0.7	(1.3)	0.1	(15.8)
Total cash flow hedge gain (loss) recognized in income	(0.1)	(4.9)	(0.1)	36.0	(3.9)	(1.7)	—	(19.8)
Total hedge gain (loss) recognized in income	(0.1)	(4.9)	(0.1)	36.0	(3.9)	(1.7)	—	(19.8)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.1)	0.3	—	8.8	(0.1)	(0.4)	—	29.5
Total	$(0.2)	$(4.6)	$(0.1)	$44.8	$(4.0)	$(2.1)	$—	$9.7

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2023 and December 31, 2022, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2023			December 31, 2022
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$349.8	$(181.0)	$168.8	$289.9	$(142.5)	$147.4
Derivative liabilities	$397.9	$(181.0)	$216.9	$350.2	$(142.5)	$207.7
NOTE 16. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2023				December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	21.4	21.4	—	—	19.8	19.8	—	—
Money market and stable value funds	1.9	—	1.5	—	1.9	—	1.5	—
Held-to-maturity debt securities	15.6	—	15.6	—	16.0	—	16.0	—
Derivative financial instruments
Foreign exchange contracts	349.8	—	349.8	—	289.9	—	289.9	—
Total assets	$388.7	$21.4	$366.9	$—	$327.6	$19.8	$307.4	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	397.9	—	397.9	—	350.2	—	350.2	—
Total liabilities	$397.9	$—	$397.9	$—	$350.2	$—	$350.2	$—

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
We currently have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position. See Note 15 for further details.
Other fair value disclosures
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $930.6 million and $916.3 million as of March 31, 2023 and December 31, 2022, respectively.
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
NOTE 17. DISCONTINUED OPERATIONS
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
For the three months ended March 31, 2022, we recorded $19.4 million in income tax expense from discontinued operations related to a change in estimate in the French tax group.

NOTE 18. SUBSEQUENT EVENTS
On April 24, 2023, we entered into a fifth amendment (the “Amendment No. 5”) to the Revolving Credit Facility (as amended, the “Credit Agreement”), dated February 16, 2021, which increases the commitments available to the Company under the Credit Agreement to $1.25 billion and extends the term to five years from the date of the Amendment No. 5. The Credit Agreement also provides for a $250.0 million letter of credit sub-facility.
On April 24, 2023, the Company also entered into a new $500 million five-year senior secured performance letters of credit facility (the “Performance LC Credit Agreement”). The commitments under the Performance LC Credit Agreement may be increased to $1.0 billion, subject to the satisfaction of certain customary conditions precedent related to the increase in commitments. The Performance LC Credit Agreement permits the Company and its subsidiaries to have access to performance letters of credit denominated in a variety of currencies to support the contracting activities of the Company and its subsidiaries with counterparties that require or request a performance guarantee or similar. It contains substantially the same customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants as the Credit Agreement and benefits from the same guarantees and security as the Credit Agreement on a pari passu basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook – The global economy is forecast to grow in 2023. Increased lending rates by central banks aimed at slowing inflation and reduced availability of credit related to regional banking concerns have increased the risk of a mild recession in some economies. However, strength in Asia Pacific will likely offset weakness in other regions and lead global growth higher, driven in part by the easing of pandemic restrictions in China. Higher global gross domestic product (GDP) will in turn support growth in energy demand this year.

Oil prices continue to be supported by regional geopolitical tensions and the industry’s more disciplined capital spend. This is evident for OPEC+ countries who are focused on realizing a price that supports both economic growth and energy investment, as seen by planned production cuts announced in April. An extended period of underinvestment has contributed to a current supply deficit that ultimately will require increased upstream spending, lending support to a constructive view on the longer-term outlook for oil prices.

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

•We signed the Option to Lease Agreement for the ScotWind N3 area through our partnership in offshore renewables, Magnora Offshore Wind. The proposed development project will install 33 floating wind turbines with total capacity of approximately 500 megawatts, which could power more than 600,000 homes in the United Kingdom.

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

As the subsea industry continues to evolve, we are driving simplification, standardization, and industrialization to reduce cycle times. The industrialization of our project business through the introduction of configure-to-order (CTO) is another way we are driving real change in our industry that further improves the economics of our customers’ projects while driving greater efficiencies for TechnipFMC.

With CTO, we have designed an environment, a process, a culture and tools that are scalable and, more importantly, are transformational to the future of our company. Our customers require a product platform that provides them with choices that meet their unique and evolving needs, but also provides them with the significant speed, cost and efficiency benefits that come with product and process standardization. CTO has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25 percent lower product cost and a shortened 12-month delivery time for subsea production equipment – savings that are both real and sustainable. This has paved the way for other products to adopt a similar operating model, enabling an enterprise-wide way of working.

We continue to experience increased operator confidence in advancing subsea activity in response to both improved project economics and concerns regarding the security of energy supply. Brent crude oil averaged just under $100 per barrel in 2022. Crude is currently priced above $80 per barrel and is projected to stay at or above this level in the intermediate term, supported in part by the recently announced OPEC+ production cuts. The opportunity set of large subsea projects to be sanctioned over the next 24 months remains robust. The average project size has also risen due to an increasing number of large, greenfield opportunities in Brazil, Guyana and Africa. We also expect increased tie-back activity, with growth from these smaller projects to come primarily from the North Sea, Gulf of Mexico and West Africa – all regions in which we have a strong presence and are well-positioned due to our extensive installed base.

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

Our Subsea inbound orders grew to $6.7 billion in 2022, an increase of 36 percent versus the prior year. Order momentum continued in the first quarter, with $2.5 billion of inbound providing further confidence for Subsea orders to exceed $8 billion for the full year. Growth in the current year is expected to be driven by a significant increase in iEPCI awards, which represented more than 50% of Subsea inbound orders in the quarter. We also anticipate growth in Subsea Services revenue to $1.3 billion, supported by the continued expansion in our installed base. When taken together, we expect direct awards, iEPCI and Subsea Services to represent more than 70 percent of inbound orders in 2023.

Surface Technologies – Our performance typically is driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by stimulation activity and the completions intensity of shale applications in North America.

Activity in North America increased in 2022 due to higher drilling and completion activity and an improved pricing environment. In the first quarter, we benefited from higher completion-related activity as well as improved profitability. We continue to progress well on our E-Mission solution for onshore production facilities. The digital offering uses proprietary process automation to provide the industry’s only real-time monitoring and control system that both reduces methane flaring by up to 50 percent and maximizes oil production.

International markets represented approximately 55% of total segment revenue in 2022. Our significant backlog provides us with visibility for international growth in 2023. TechnipFMC’s unique capabilities in these markets, which demand higher specification equipment, global services and local content, provide a platform for us to extend our leadership positions.

Drilling activity in international markets is less cyclical than in North America as most activities are undertaken by national oil companies which tend to maintain a longer-term view that exhibits less variability in capital spend. We continue to benefit from our exposure to the Middle East, the North Sea and Asia Pacific.

We continue to execute on our 10-year framework agreement with Abu Dhabi National Oil Company to provide wellheads, trees and associated services. We have also added new manufacturing capabilities in Saudi Arabia, where the country is expected to increase its sustainable oil capacity and significantly expand its natural gas production over the next decade. Our new facility also supports our commitment to develop a diverse and capable workforce as part of Aramco’s In-Kingdom Total Value Add Program and Saudi Vision 2030. The Middle East remains one of our largest market opportunities in the current decade.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three Months Ended
	March 31,		Change
(In millions, except %)	2023	2022	$	%
Revenue	$1,717.4	$1,555.8	$161.6	10.4

Costs and expenses
Cost of sales	1,496.5	1,370.2	126.3	9.2
Selling, general and administrative expense	153.9	159.6	(5.7)	(3.6)
Research and development expense	15.4	14.6	0.8	5.5
Impairment, restructuring and other expenses	0.6	1.0	(0.4)	(40.0)
Total costs and expenses	1,666.4	1,545.4	121.0	7.8

Other income (expense), net	(1.3)	40.8	(42.1)	(103.2)
Income from equity affiliates	14.2	5.4	8.8	163.0
Loss from investment in Technip Energies	—	(28.5)	28.5	100.0
Net interest expense	(18.7)	(33.9)	15.2	44.8
Income (loss) before income taxes	45.2	(5.8)	51.0	879.3
Provision for income taxes	37.4	28.5	8.9	31.2
Income (loss) from continuing operations	7.8	(34.3)	42.1	122.7
Net (income) from continuing operations attributable to non-controlling interests	(7.4)	(8.0)	0.6	7.5
Income (loss) from continuing operations attributable to TechnipFMC plc	0.4	(42.3)	42.7	100.9
Loss from discontinued operations	—	(19.4)	19.4	100.0
Net income (loss) attributable to TechnipFMC plc	$0.4	$(61.7)	$62.1	100.6
Revenue
Revenue increased by $161.6 million during the three months ended March 31, 2023, compared to the same period in 2022. Subsea revenue increased year-over-year, primarily as a result of higher project activity. Surface Technologies revenue increased, largely as a result of the increase in operator activity in North America and the Middle East, driven by an increase in U.S. rig count year-over-year.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of revenue, increased to 12.9% during the three months ended March 31, 2023, compared to 11.9% in the prior-year period. Subsea gross profit increased year-over-year, as a result of improved margins in backlog and an increase in installation and services activity. Surface Technologies gross profit increased year-over-year, primarily due to an increase in volume of activities and increases in pricing in North America.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $5.7 million year-over-year, driven by a decrease in costs associated with our support functions.
Other Income (Expense), Net
Other income and expenses, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. The foreign currency impact was a net gain of $2.1 million and $28.4 million for the three months ended March 31, 2023 and 2022, respectively, due to various factors, including exposure to certain currencies with limited derivative hedging markets.

Income from Equity Affiliates

For the three months ended March 31, 2023 and 2022, we recorded an income of $14.2 million and $5.4 million, respectively, from equity method affiliates. Income generated by our equity method investments during the period increased year-over-year, driven by an increase in operational activity of our equity method investments.

Loss from Investment in Technip Energies

During the three months ended March 31, 2022, we recorded a loss of $28.5 million as a result of our investment in Technip Energies. The amount recognized primarily represents fair value revaluation gains (losses) of our investment. See Note 9 for further details.

Net Interest Expense

Net interest expense of $18.7 million decreased by $15.2 million in the three months ended March 31, 2023, compared to the same period in 2022, largely due to the reduction in outstanding debt.

Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2023 and 2022 reflected effective tax rates of 82.7% and (491.4)%, respectively. The year-over-year increase in the effective tax rate was largely due to the change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $19.4 million for the three months ended March 31, 2022. See Note 17 for further details.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Subsea

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2023	2022	$	%
Revenue	$1,387.6	$1,289.1	98.5	7.6
Operating profit	$66.8	$54.0	12.8	23.7

Operating profit as a percentage of revenue	4.8%	4.2%		0.6 pts.
Subsea revenue increased by $98.5 million, or 7.6%, driven by higher project activity in the Gulf of Mexico and Brazil as a result of higher inbound in 2022, which was partially offset by the negative impact in Asia Pacific as projects conclude in the region.

Subsea operating profit for the three months ended March 31, 2023, increased versus the prior year, due to the improved margins in backlog and an increased contribution of services activities.

Surface Technologies

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2023	2022	$	%
Revenue	$329.8	$266.7	63.1	23.7
Operating profit	$22.4	$3.7	18.7	505.4

Operating profit as a percentage of revenue	6.8%	1.4%		5.4 pts.
Surface Technologies revenue increased by $63.1 million, or 23.7%, primarily driven by an increase in activity in North America and the Middle East. Approximately 56% of total segment revenue was generated outside of North America during the three months ended March 31, 2023 and 2022.
Surface Technologies operating profit increased year-over-year, driven by an increase in volume of activities in North America and the Middle East and increase in pricing in North America.
Corporate Expense

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
(In millions, except %)	2023	2022	$	%
Corporate expense	$(27.4)	$(29.5)	2.1	7.1

Corporate expense decreased by $2.1 million, or 7.1%, year-over-year, driven by the decreased costs associated with our support functions.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2023	2022
Subsea	$2,536.5	$1,893.6
Surface Technologies	322.4	291.3
Total inbound orders	$2,858.9	$2,184.9
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 3 for further details.

	Order Backlog
(In millions)	March 31, 2023	December 31, 2022
Subsea	$9,395.3	$8,131.5
Surface Technologies	1,212.1	1,221.5
Total order backlog	$10,607.4	$9,353.0
Subsea - Subsea backlog of $9,395.3 million as of March 31, 2023 increased by $1.3 billion compared to December 31, 2022. Subsea backlog was composed of various subsea projects, including Petrobras Buzios 6, Mero I, Mero II and Marlim; Total Energies Mozambique LNG, Lapa North East and Clov 3; ExxonMobil Yellowtail and Uaru; AkerBP Utsira; Azule Energy Agogo; Shell Jackdaw; Husky West White Rose; Equinor Halten East; Irpa, Verdande, Kristin South and various others; Tullow Jubilee South East; Wintershall Maria and Dvalin; and Harbour Talbot.

Surface Technologies - Order backlog for Surface Technologies as of March 31, 2023 decreased by $9.4 million compared to December 31, 2022.
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

The following table provides a reconciliation of our total debt to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$522.3	$1,057.1
Short-term debt and current portion of long-term debt	(385.0)	(367.3)
Long-term debt, less current portion	(1,005.7)	(999.3)
Net debt	$(868.4)	$(309.5)

Cash Flows
Operating cash flows from continuing operations - We used $386.2 million and $329.4 million of cash in operating activities from continuing operations during the three months ended March 31, 2023 and 2022. The increase of $56.8 million in cash used by operating activities from continuing operations was primarily due to timing differences on project milestones, vendor payments for inventory, and fluctuations in derivative assets and liabilities.
Investing cash flows from continuing operations - We used $52.8 million of cash in investing activities from continuing operations during the three months ended March 31, 2023 as compared to $203.7 million cash generated in investing cash flows from continuing operations during the same period in 2022. The decrease of $256.5 million in cash from investing activities was primarily due to $238.5 million proceeds received from sales of our investment in Technip Energies during 2022 and an increase in capital expenditures during the three months ended March 31, 2023.
Financing cash flows from continuing operations - Financing activities from continuing operations used $87.5 million and $13.1 million of cash during the three months ended March 31, 2023 and 2022, respectively. The increase in cash used by financing activities was primarily due to $50.0 million share repurchases during the three months ended March 31, 2023.
Debt and Liquidity
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of March 31, 2023, there were $45.4 million letters of credit outstanding, and our availability under the Revolving Credit Facility was $954.6 million.
Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are BB+ for our long-term unsecured, guaranteed debt (2021 Notes) and BB for our long-term unsecured debt (the Private Placement notes). Our credit ratings with Moody’s are Ba1 for our long-term unsecured, guaranteed debt. See Note 11 for further details regarding our debt.
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
Our credit spread, and the credit spread of other counterparties not publicly available, are approximated using the spread of similar companies in the same industry, of similar size, and with the same credit rating. See Note 15 for further details.

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
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates. During the three months ended March 31, 2023, there were no changes to our identified critical accounting estimates.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2023.
The following table summarizes repurchases of our ordinary shares during the three months ended March 31, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023—January 31, 2023	—	$—	—	—
February 1, 2023—February 28, 2023	450,000	$15.59	450,000	19,148,123
March 1, 2023—March 31, 2023	2,905,002	$14.80	2,905,002	18,296,991
Total	3,355,002	$14.90	3,355,002	18,296,991
____________________
(a)In July 2022, we announced a repurchase plan approved by our Board of Directors authorizing up to $400.0 million to repurchase shares of our issued and outstanding ordinary shares through open market purchases. For the three months ended March 31, 2023, we repurchased 3,355,002 shares for a total cost of $50.0 million at an average price of $14.90 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1^	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Non-Employee Director)
10.2^	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
10.3^+	Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Furnished herewith.
^ Indicates a management contract or compensatory plan or arrangement.
+ Certain schedules or exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the
Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: April 27, 2023