Form 10-Q
period 2023-06-30
TechnipFMC plc
filed 2023-07-27
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2023
Ordinary shares, $1.00 par value per share	438,068,560

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue
Service revenue	$1,049.4	$974.9	$1,917.5	$1,871.6
Product revenue	858.8	682.2	1,653.9	1,296.3
Lease revenue	64.0	60.1	118.2	105.1
Total revenue	1,972.2	1,717.2	3,689.6	3,273.0

Costs and expenses
Cost of service revenue	870.5	773.3	1,672.5	1,604.4
Cost of product revenue	725.6	661.7	1,380.3	1,161.0
Cost of lease revenue	45.7	43.4	85.5	83.2
Selling, general and administrative expense	150.0	143.1	303.9	302.7
Research and development expense	16.8	11.5	32.2	26.1
Impairment, restructuring and other expenses	5.1	7.2	5.7	8.2
Total costs and expenses	1,813.7	1,640.2	3,480.1	3,185.6

Other income (expense), net (Note 13)	(182.3)	3.0	(183.6)	43.8
Income from equity affiliates (Note 9)	1.1	4.3	15.3	9.7
Income (loss) from investment in Technip Energies	—	0.8	—	(27.7)
Income (loss) before net interest expense and income taxes	(22.7)	85.1	41.2	113.2
Interest income	4.1	4.0	12.4	8.0
Interest expense	(34.4)	(31.7)	(61.4)	(69.6)
Loss on early extinguishment of debt	—	(29.8)	—	(29.8)
Income (loss) before income taxes	(53.0)	27.6	(7.8)	21.8
Provision for income taxes (Note 14)	43.3	19.8	80.7	48.3
Income (loss) from continuing operations	(96.3)	7.8	(88.5)	(26.5)
(Income) loss from continuing operations attributable to non-controlling interests	9.1	(5.7)	1.7	(13.7)
Income (loss) from continuing operations attributable to TechnipFMC plc	(87.2)	2.1	(86.8)	(40.2)
Loss from discontinued operations	—	—	—	(19.4)
Net income (loss) attributable to TechnipFMC plc	$(87.2)	$2.1	$(86.8)	$(59.6)

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic and diluted	$(0.20)	$0.00	$(0.20)	$(0.09)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.00	$0.00	$0.00	$(0.04)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic and diluted	$(0.20)	$0.00	$(0.20)	$(0.13)

Weighted average shares outstanding (Note 5)
Basic	440.1	452.2	441.1	451.6
Diluted	440.1	456.8	441.1	451.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Net income (loss) attributable to TechnipFMC plc	$(87.2)	$2.1	$(86.8)	$(59.6)
(Income) loss from continuing operations attributable to non-controlling interests	9.1	(5.7)	1.7	(13.7)
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	(96.3)	7.8	(88.5)	(45.9)

Foreign currency translation adjustments(a)	34.1	(130.0)	49.9	(4.3)

Net gains (losses) on hedging instruments
Net losses arising during the period	(18.8)	(43.7)	(24.9)	(58.6)
Reclassification adjustment for net losses included in net income (loss)	7.0	5.4	8.6	11.8
Net losses on hedging instruments(b)	(11.8)	(38.3)	(16.3)	(46.8)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	2.2	(1.3)	0.2	(1.5)
Reclassification adjustment for amortization of prior service cost included in net income (loss)	—	0.1	0.1	0.2
Reclassification adjustment for amortization of net actuarial loss included in net income (loss)	2.2	3.0	4.4	6.0
Net pension and other post-retirement benefits(c)	4.4	1.8	4.7	4.7
Other comprehensive income (loss), net of tax	26.7	(166.5)	38.3	(46.4)
Comprehensive loss	(69.6)	(158.7)	(50.2)	(92.3)
Comprehensive (income) loss attributable to non-controlling interest	10.3	(0.9)	4.9	(9.3)
Comprehensive (loss) attributable to TechnipFMC plc	$(59.3)	$(159.6)	$(45.3)	$(101.6)

(a)Net of income tax of nil for the three and six months ended June 30, 2023 and 2022.
(b)Net of income tax (expense) benefit of $(6.4) million and $(2.0) million for the three months ended June 30, 2023 and 2022, respectively, and $(11.0) million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.
(c)Net of income tax (expense) benefit of $3.0 million and $(2.7) million for the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $(3.1) million for the six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$585.2	$1,057.1
Trade receivables, net of allowances of $38.9 in 2023 and $34.1 in 2022	1,206.2	966.5
Contract assets, net of allowances of $1.7 in 2023 and $1.1 in 2022	1,266.5	981.6
Inventories, net (Note 7)	1,158.2	1,039.7
Derivative financial instruments (Note 15)	241.2	282.7
Income taxes receivable	119.1	125.3
Advances paid to suppliers	83.9	80.8
Other current assets (Note 8)	581.8	455.0
Total current assets	5,242.1	4,988.7
Investments in equity affiliates (Note 9)	267.1	325.0
Property, plant and equipment, net of accumulated depreciation of $2,713.0 in 2023 and $2,255.5 in 2022	2,350.5	2,354.9
Operating lease right-of-use assets	800.2	801.9
Finance lease right-of-use assets	59.3	51.6
Intangible assets, net of accumulated amortization of $707.2 in 2023 and $663.8 in 2022	673.9	716.0
Deferred income taxes	79.7	72.5
Derivative financial instruments (Note 15)	17.9	7.2
Other assets	142.2	126.5
Total assets	$9,632.9	$9,444.3

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 11)	$429.5	$367.3
Operating lease liabilities	143.2	136.1
Finance lease liabilities	2.8	51.9
Accounts payable, trade	1,516.5	1,282.8
Contract liabilities	1,219.0	1,156.4
Accrued payroll	173.0	175.6
Derivative financial instruments (Note 15)	246.3	346.6
Income taxes payable	102.8	96.7
Other current liabilities (Note 8)	604.9	560.9
Total current liabilities	4,438.0	4,174.3
Long-term debt, less current portion (Note 11)	999.7	999.3
Operating lease liabilities, less current portion	725.5	735.7
Financing lease liabilities, less current portion	59.6	1.4
Deferred income taxes	57.7	55.5
Accrued pension and other post-retirement benefits, less current portion	52.2	59.7
Derivative financial instruments (Note 15)	22.9	3.6
Other liabilities	146.1	138.1
Total liabilities	6,501.7	6,167.6
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 12)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2023 and 2022; 438.1 shares and 442.2 shares issued and outstanding in 2023 and 2022, respectively	438.1	442.2
Capital in excess of par value of ordinary shares	9,018.1	9,109.7
Accumulated deficit	(5,096.4)	(5,010.0)
Accumulated other comprehensive loss	(1,260.2)	(1,301.7)
Total TechnipFMC plc stockholders’ equity	3,099.6	3,240.2
Non-controlling interests	31.6	36.5
Total equity	3,131.2	3,276.7
Total liabilities and equity	$9,632.9	$9,444.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Six Months Ended June 30,
	2023	2022
Cash provided (required) by operating activities
Net (loss)	$(88.5)	$(45.9)
Net loss from discontinued operations	—	19.4
Adjustments to reconcile income (loss) from continuing operations to cash provided (required) by operating activities
Depreciation and amortization	190.0	189.9
Loss from investment in Technip Energies	—	27.7
Income from equity affiliates, net of dividends received	(15.4)	(9.3)
Loss on early extinguishment of debt	—	29.8
Other non-cash items, net	11.9	46.5
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and Contract assets, net	(478.1)	(322.8)
Inventories, net	(102.7)	(43.5)
Accounts payable, trade	222.8	26.9
Contract liabilities	57.6	(176.4)
Income taxes payable, net	18.7	(35.6)
Other current assets and liabilities, net	(5.1)	(134.8)
Other non-current assets and liabilities, net	(41.2)	1.8
Cash required by operating activities	(230.0)	(426.3)

Cash provided (required) by investing activities
Capital expenditures	(110.1)	(63.4)
Proceeds from sales of assets	20.9	7.9
Proceeds from sale of investment in Technip Energies	—	288.5
Other investing activities	9.8	(3.5)
Cash provided (required) by investing activities	(79.4)	229.5

Cash required by financing activities
Net decrease in short-term debt	(26.1)	(173.5)
Cash settlement for derivative hedging debt	(30.1)	—
Net increase in revolving credit facility	50.0	170.0
Repayments of long-term debt	—	(451.7)
Share repurchases	(100.0)	—
Other financing activities	(35.6)	(5.5)
Cash required by financing activities	(141.8)	(460.7)
Effect of changes in foreign exchange rates on cash and cash equivalents	(20.7)	15.0
Change in cash and cash equivalents	(471.9)	(642.5)
Cash and cash equivalents, beginning of period	1,057.1	1,327.4
Cash and cash equivalents, end of period	$585.2	$684.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2023 and 2022

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of March 31, 2022	$452.2	$9,169.1	$(4,969.7)	$(1,185.3)	$24.1	$3,490.4
Net income	—	—	2.1	—	5.7	7.8
Other comprehensive loss	—	—	—	(161.7)	(4.8)	(166.5)
Share-based compensation	—	9.1	—	—	—	9.1
Other	—	—	3.6	—	—	3.6
Balance as of June 30, 2022	$452.2	$9,178.2	$(4,964.0)	$(1,347.0)	$25.0	$3,344.4

Balance as of March 31, 2023	$441.6	$9,056.8	$(5,009.5)	$(1,288.1)	$41.9	$3,242.7
Net loss	—	—	(87.2)	—	(9.1)	(96.3)
Other comprehensive income (loss)	—	—	—	27.9	(1.2)	26.7
Issuance of ordinary shares, net of shares withheld for tax	0.1	(2.8)	—	—	—	(2.7)
Share-based compensation	—	10.5	—	—	—	10.5
Shares repurchased and cancelled	(3.6)	(46.4)	—	—	—	(50.0)
Other	—	—	0.3	—	—	0.3
Balance as of June 30, 2023	$438.1	$9,018.1	$(5,096.4)	$(1,260.2)	$31.6	$3,131.2

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2023 and 2022

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2021	$450.7	$9,160.8	$(4,903.8)	$(1,305.0)	$15.7	$3,418.4
Net income (loss)	—	—	(59.6)	—	13.7	(45.9)
Other comprehensive loss	—	—	—	(42.0)	(4.4)	(46.4)
Issuance of ordinary shares	1.5	(1.6)	—	—	—	(0.1)
Share-based compensation	—	19.0	—	—	—	19.0
Other	—	—	(0.6)	—	—	(0.6)
Balance as of June 30, 2022	$452.2	$9,178.2	$(4,964.0)	$(1,347.0)	$25.0	$3,344.4

Balance as of December 31, 2022	$442.2	$9,109.7	$(5,010.0)	$(1,301.7)	$36.5	$3,276.7
Net loss	—	—	(86.8)	—	(1.7)	(88.5)
Other comprehensive income (loss)	—	—	—	41.5	(3.2)	38.3
Issuance of ordinary shares, net of shares withheld for tax	2.8	(20.1)	—	—	—	(17.3)
Share-based compensation	—	21.6	—	—	—	21.6
Shares repurchased and cancelled	(6.9)	(93.1)	—	—	—	(100.0)
Other	—	—	0.4	—	—	0.4
Balance as of June 30, 2023	$438.1	$9,018.1	$(5,096.4)	$(1,260.2)	$31.6	$3,131.2

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
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2022-04, "Disclosure of Supplier Finance Program Obligations," which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information.

We adopted the standard as of January 1, 2023. We facilitate a supply chain finance program (“SCF”) that is administered by a third-party financial institution which allows qualifying suppliers to sell their receivables from the Company to the SCF bank. These participating suppliers negotiate their outstanding receivable directly with the SCF bank. We are not a party to those agreements and the terms of our payment obligations are not impacted by a supplier’s participation in the SCF. We agree to pay the SCF bank based on the original invoice amounts and maturity dates as consistent with our other Accounts payables.

All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, trade in our Condensed Consolidated Balance Sheets, and the associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of June 30, 2023 and December 31, 2022, the amounts due to suppliers participating in the SCF and included in Accounts payable were approximately $143.2 million and $101.8 million, respectively.

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
The following tables present total revenue by geography for each reportable segment for the three and six months ended June 30, 2023 and 2022:

	Reportable Segments
	Three Months Ended
	June 30, 2023		June 30, 2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$558.9	$33.5	$332.5	$27.2
Europe and Central Asia	520.5	51.0	403.6	40.3
North America	252.2	150.2	176.8	144.5
Africa	216.1	11.0	253.7	9.6
Asia Pacific	59.8	17.5	202.1	20.6
Middle East	10.9	90.6	45.9	60.4
Total revenue	$1,618.4	$353.8	$1,414.6	$302.6

	Reportable segments
	Six Months Ended
	June 30, 2023		June 30, 2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$999.3	$60.7	$657.3	$48.8
Europe and Central Asia	899.0	95.2	759.6	79.5
North America	502.1	296.3	377.2	260.7
Africa	426.6	20.7	436.8	18.1
Asia Pacific	131.7	35.4	423.6	44.2
Middle East	47.3	175.3	49.2	118.0
Total revenue	$3,006.0	$683.6	$2,703.7	$569.3

The following tables present total revenue by contract type for each reportable segment for the three and six months ended June 30, 2023 and 2022:

	Reportable Segments
	Three Months Ended
	June 30, 2023		June 30, 2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$996.2	$53.2	$920.4	$54.5
Products	604.3	254.5	475.9	206.3
Lease	17.9	46.1	18.3	41.8
Total revenue	$1,618.4	$353.8	$1,414.6	$302.6

	Reportable segments
	Six Months Ended
	June 30, 2023		June 30, 2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,811.5	$106.0	$1,766.0	$105.6
Products	1,169.1	484.8	907.4	388.9
Lease	25.4	92.8	30.3	74.8
Total revenue	$3,006.0	$683.6	$2,703.7	$569.3
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of June 30, 2023 and December 31, 2022:

(In millions)	June 30, 2023	December 31, 2022	$ change	% change
Contract assets	$1,266.5	$981.6	$284.9	29.0
Contract liabilities	(1,219.0)	(1,156.4)	(62.6)	(5.4)
Net contract assets (liabilities)	$47.5	$(174.8)	$222.3	127.2
The increase in our contract assets from December 31, 2022 to June 30, 2023 was due to the timing of project milestones. The increase in our contract liabilities was driven from an overall portfolio and client mix enabling an acceleration of cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended June 30, 2023 and 2022 that was included in the contract liabilities balance as of December 31, 2022 and 2021 was $154.9 million and $102.8 million, respectively and $502.6 million and $215.7 million for the six months ended June 30, 2023 and 2022, respectively.

Net revenue recognized from our performance obligations satisfied in prior periods had unfavorable impact of $1.1 million and favorable impact of $34.2 million for the three months ended June 30, 2023 and 2022, respectively, from changes in the estimate of the stage of completion that impacted revenue. For the six months ended June 30, 2023 and 2022, we had unfavorable impact of $3.7 million and favorable impact of $22.0 million, respectively, from changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of June 30, 2023, the aggregate amount of the transaction price allocated to order backlog was $13.3 billion. TechnipFMC expects to recognize revenue on approximately 21.1% of the order backlog through 2023 and 78.9% thereafter.
The following table details the order backlog for each business segment as of June 30, 2023:

(In millions)	2023	2024	Thereafter
Subsea	$2,352.6	$4,271.6	$5,464.3
Surface Technologies	448.0	182.9	559.2
Total order backlog	$2,800.6	$4,454.5	$6,023.5
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
Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in computing segment operating profit. The following items have been excluded in computing segment operating profit: non-recurring legal settlement charges, corporate staff expense, foreign exchange gains (losses), income (loss) from investment in Technip Energies, net interest income (expense) associated with corporate debt facilities and income taxes.

Segment revenue and segment operating profit were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Segment revenue
Subsea	$1,618.4	$1,414.6	$3,006.0	$2,703.7
Surface Technologies	353.8	302.6	683.6	569.3
Total segment revenue	$1,972.2	$1,717.2	$3,689.6	$3,273.0

Segment operating profit
Subsea	$153.4	$97.1	$220.2	$151.1
Surface Technologies	25.7	10.0	48.1	13.7
Total segment operating profit	$179.1	$107.1	$268.3	$164.8

Corporate items
Corporate expense(a)	(153.5)	(22.0)	(180.9)	(51.5)
Net interest expense	(30.3)	(27.7)	(49.0)	(61.6)
Loss on early extinguishment of debt	—	(29.8)	—	(29.8)
Income (loss) from investment in Technip Energies	—	0.8	—	(27.7)
Foreign exchange gains (losses)	(48.3)	(0.8)	(46.2)	27.6
Total corporate items	(232.1)	(79.5)	(276.1)	(143.0)
Income (loss) before income taxes(b)	$(53.0)	$27.6	$(7.8)	$21.8
(a)Corporate expense for the three and six months ended June 30, 2023, includes a non-recurring legal settlement charge of $126.5 million, the remaining balance primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.

NOTE 5. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022
Income (loss) from continuing operations attributable to TechnipFMC plc	$(87.2)	$2.1	$(86.8)	$(40.2)
Loss from discontinued operations attributable to TechnipFMC plc	—	—	—	(19.4)
Net income (loss) attributable to TechnipFMC plc	$(87.2)	$2.1	$(86.8)	$(59.6)

Weighted average number of shares outstanding	440.1	452.2	441.1	451.6
Dilutive effect of restricted stock units	—	4.6	—	—
Total shares and dilutive securities	440.1	456.8	441.1	451.6

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic and diluted	$(0.20)	$0.00	$(0.20)	$(0.09)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.00	$0.00	$0.00	$(0.04)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic and diluted	$(0.20)	$0.00	$(0.20)	$(0.13)
For the three months ended June 30, 2023, and the six months ended June 30, 2023 and 2022, we incurred a loss from continuing operations; therefore, the impact of 11.6 million, 12.7 million and 4.6 million shares, respectively, were anti-dilutive.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares, where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions of shares)	2023	2022	2023	2022
Share option awards	1.4	1.6	1.4	1.6
Restricted share units	—	—	—	1.6
Performance shares	1.2	1.7	0.9	1.2
Total	2.6	3.3	2.3	4.4
NOTE 6. RECEIVABLES
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivables and other are related to dividends receivable, sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
We manage our held-to-maturity debt securities using published credit ratings as a key credit quality indicator as our held-to-maturity debt securities consist of government bonds.

The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	June 30, 2023			December 31, 2022
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating A3 - Ba2	2020-2023	$138.9	Moody’s rating Aa3 -Ba2	2020-2022	$51.0
Debt securities at amortized cost	Moody’s rating B3	2021	6.4	Moody’s rating B3	2021	16.2
Total financial assets			$145.3			$67.2
Credit Losses
To calculate an expected credit loss for contract assets and trade receivables we develop loss-rate statistics on the basis of the amount written-off over the life of the financial assets and contract assets and adjust these historical credit loss trends for forward-looking factors specific to the debtors and the economic environment to determine lifetime expected losses.
For loans receivable, held-to-maturity debt securities at amortized cost, we evaluate whether these securities are considered to have low credit risk at the reporting date using available, reasonable and supportable information.
The table below shows the roll forward of allowance for credit losses as of June 30, 2023 and 2022, respectively.

	Balance as of June 30, 2023
(In millions)	Trade receivables	Contract assets	Loans receivable and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2022	$34.2	$1.1	$0.3	$0.2
Current period provision (release) for expected credit losses	5.8	0.6	—	(0.1)
Recoveries	(1.1)	—	—	—
Allowance for credit losses at June 30, 2023	$38.9	$1.7	$0.3	$0.1

	Balance as of June 30, 2022
(In millions)	Trade receivables	Contract assets	Loans receivable and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2021	$38.1	$1.1	$0.6	$2.7
Current period provision (release) for expected credit losses	1.2	0.1	(0.1)	(1.0)
Recoveries	(2.1)	—	—	—
Allowance for credit losses at June 30, 2022	$37.2	$1.2	$0.5	$1.7
Trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.
NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Raw materials	$404.1	$317.4
Work in process	167.4	152.0
Finished goods	586.7	570.3
Inventories, net	$1,158.2	$1,039.7

NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Value-added tax receivables	$211.2	$185.6
Withholding tax and other receivables	145.0	137.8
Prepaid expenses	94.6	61.9
Current financial assets at amortized cost	94.0	12.4
Held-to-maturity investments	6.3	15.1
Assets held for sale	4.2	18.6
Other	26.5	23.6
Total other current assets	$581.8	$455.0
Other current liabilities consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Legal settlement liability(a)	$195.0	$—
Warranty accruals and project contingencies	69.7	87.6
Value-added tax and other taxes payable	67.1	65.3
Social security liability	64.7	70.9
Legal provisions	55.9	116.7
Compensation accrual	34.9	70.8
Provisions	7.5	9.1
Current portion of accrued pension and other post-retirement benefits	4.6	2.5
Other accrued liabilities	105.5	138.0
Total other current liabilities	$604.9	$560.9
(a) See Note 13 for additional details.
NOTE 9. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three and six months ended June 30, 2023, our income from equity affiliates was $1.1 million and $15.3 million, respectively. Our income from equity affiliates during the three and six months ended June 30, 2022 was $4.3 million and $9.7 million, respectively.

Our major equity method investments are as follows:
Dofcon Brasil AS is an affiliated company in the form of a joint venture between TechnipFMC and DOF Subsea and was founded in 2006. Dofcon Brasil AS is a holding company, which owns and controls TechDof Brasil AS and Dofcon Navegacao Ltda, collectively referred to as “Dofcon.” Dofcon provides Pipe-Laying Support Vessels (PLSVs) for work in oil and gas fields offshore Brazil. Dofcon is considered a VIE because it does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. We are not the primary beneficiary of the VIE. As such, we have accounted for our 50% investment using the equity method of accounting with results reported in our Subsea segment. In June 2023, Dofcon Brasil declared a $170.0 million dividend. TechnipFMC’s 50% share of this dividend is included in other current assets as of June 30, 2023.

Dofcon and Techdof, two 50%-50% legal entities owned in partnership with DOF Group have debts related to loans on its vessels. During 2022, DOF ASA, the parent company of DOF Subsea, underwent a bankruptcy process that triggered cross default provisions in the credit facilities of certain joint ventures associated with the parent company guarantees provided by itself and its wholly owned subsidiary DOF Subsea. During March 2023, DOF ASA completed the process of restructuring (unrelated and outside of the joint venture) and DOF Services AS is the new holding company of DOF Group. The lenders made no claims under the guarantees and the acceleration clauses within the debt instruments were not enforceable as Dofcon and Techdof obtained waivers or consents from the lenders. Dofcon and Techdof continue to service the credit facilities as per the terms of the agreements. As a result of the restructure within DOF Group, the cross default provisions ceased to exist and therefore waivers and consents are no longer required. Accordingly, TechnipFMC has not recognized a liability related to its guarantees. TechnipFMC and DOF, provide guarantees for the debts and our share of the guarantees was $411.2 million as of June 30, 2023.

TechDof Brasil AS owns and operates the Skandi Buzios vessel. During June 2023, a fire occurred onboard the vessel alongside Porto do Açu in Brazil. The fire was brought under control after efforts by the crew and local authorities and no serious injuries were sustained. TechDof Brasil AS and TechnipFMC are cooperating in the investigation of the fire and its cause, and in the process to get the vessel back in operations. As a result of the incident, the Company did not note any impairment indicators which were other than temporary and thus no impairment has been recorded on the carrying value of our investment.

Investment in Technip Energies
During 2022, we fully divested our remaining ownership in Technip Energies.
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
Accounts receivable due from related parties consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Dofcon	$11.3	$16.6
Others	1.4	1.3
Total accounts receivable	$12.7	$17.9
As of June 30, 2023 and December 31, 2022, we did not have material accounts payable outstanding with our related parties.
Revenue from related parties consisted of the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Dofcon	$1.2	$3.8	$5.9	$5.4
Others	2.6	1.3	4.0	3.0
Total revenue	$3.8	$5.1	$9.9	$8.4

Expenses associated with related parties consisted of the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Dofcon	$4.7	$3.0	$13.3	$6.1
Others	11.3	13.5	13.6	18.1
Total expenses	$16.0	$16.5	$26.9	$24.2
NOTE 11. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Revolving credit facility	$50.0	$—
3.15% 2013 Private placement notes due 2023	276.8	272.2
5.75% 2020 Private placement notes due 2025	217.1	213.5
6.50% Senior notes due 2026	202.9	202.9
4.00% 2012 Private placement notes due 2027	81.4	80.1
4.00% 2012 Private placement notes due 2032	108.5	106.7
3.75% 2013 Private placement notes due 2033	108.5	106.7
Bank borrowings and other	393.1	394.9
Unamortized debt issuance costs and discounts	(9.1)	(10.4)
Total debt	1,429.2	1,366.6
Less: current borrowings	429.5	367.3
Long-term debt	$999.7	$999.3
Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provided for a $1.0 billion three-year senior secured multi-currency Revolving Credit Facility, including a $450.0 million letter of credit sub-facility. We incurred $34.8 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in other assets in our condensed consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.

On April 24, 2023, we entered into a fifth amendment (the “Amendment No. 5”) to the Revolving Credit Facility (as amended, the “Credit Agreement”), dated February 16, 2021, which increases the commitments available to the Company to $1.25 billion and extends the term to five years from the date of the Amendment No. 5. The Credit Agreement also provides for a $250.0 million letter of credit sub-limit.

Availability of borrowings under the Credit Agreement is reduced by the outstanding letters of credit issued against the facility. As of June 30, 2023, there were no letters of credit outstanding, and our availability under the Credit Agreement was $1,200.0 million.
Borrowings under the Credit Agreement bear interest at the following rates, plus an applicable margin, depending on currency:
•U.S. dollar-denominated loans bear interest, at the Company’s option, at a base rate or an adjusted rate linked to the Secured Overnight Financing Rate (“Adjusted Term SOFR”); and
•Euro-denominated loans bear interest on an adjusted rate linked to the Euro interbank offered rate.

The applicable margin for borrowings under the Credit Agreement ranges from 2.50% to 3.50% for Term Benchmark loans and 1.50% to 2.50% for base rate loans, depending on a total leverage ratio. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants.
Upon the occurrence of an Investment Grade Debt Rating by any two of three Rating Agencies and the satisfaction of certain other conditions precedent, the collateral securing the Credit Agreement and the guarantees provided by certain subsidiaries of the Company shall be automatically released (“fall-away”) and certain negative covenants will no longer apply to the Company.
Letter of Credit Facility - On April 24, 2023, the Company entered into a new $500 million five-year senior secured performance letters of credit facility (the “Performance LC Credit Agreement”). The commitments under the Performance LC Credit Agreement may be increased to $1.0 billion, subject to the satisfaction of certain customary conditions precedent. The Performance LC Credit Agreement permits the Company and its subsidiaries to have access to performance letters of credit denominated in a variety of currencies to support the contracting activities with counterparties that require or request a performance or similar guarantee. It contains substantially the same customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants as the Credit Agreement and benefits from the same guarantees and security as the Credit Agreement on a pari passu basis.
Upon the occurrence of an Investment Grade Debt Rating by any two of three Rating Agencies and the satisfaction of certain other conditions precedent, the collateral securing the Credit Agreement and the guarantees provided by certain subsidiaries of the Company shall be automatically released (“fall-away”) and certain negative covenants will no longer apply to the Company.
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
As of June 30, 2023, we were in compliance with all debt covenants.
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

NOTE 12. STOCKHOLDERS’ EQUITY
In July 2022, the Board of Directors authorized the repurchase of up to $400.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $50.0 million of ordinary shares during the three months ended June 30, 2023 and an aggregate amount of $200.2 million of ordinary shares through June 30, 2023. Based upon the remaining repurchase authority of $199.8 million and the closing stock price as of June 30, 2023, approximately 12.0 million ordinary shares could be subject to repurchase. All repurchased shares were immediately cancelled.
Accumulated other comprehensive income (loss) for three and six months ended June 30, 2023 and 2022 consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
March 31, 2023	$(1,159.9)	$(21.6)	$(106.6)	$(1,288.1)	$(11.8)
Other comprehensive income (loss) before reclassifications, net of tax	35.3	(18.8)	2.2	18.7	(1.2)
Reclassification adjustment for net losses included in net income (loss), net of tax	—	7.0	2.2	9.2	—
Other comprehensive income (loss), net of tax	35.3	(11.8)	4.4	27.9	(1.2)
June 30, 2023	$(1,124.6)	$(33.4)	$(102.2)	$(1,260.2)	$(13.0)

March 31, 2022	$(1,033.1)	$(25.8)	$(126.4)	$(1,185.3)	$(5.3)
Other comprehensive loss before reclassifications, net of tax	(125.2)	(43.7)	(1.3)	(170.2)	(4.8)
Reclassification adjustment for net losses included in net income (loss), net of tax	—	5.4	3.1	8.5	—
Other comprehensive income (loss), net of tax	(125.2)	(38.3)	1.8	(161.7)	(4.8)
June 30, 2022	$(1,158.3)	$(64.1)	$(124.6)	$(1,347.0)	$(10.1)

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2022	$(1,177.7)	$(17.1)	$(106.9)	$(1,301.7)	$(9.8)
Other comprehensive income (loss) before reclassifications, net of tax	53.2	(24.9)	0.2	28.5	(3.2)
Reclassification adjustment for net losses included in net income (loss), net of tax	(0.1)	8.6	4.5	13.0	—
Other comprehensive income (loss), net of tax	53.1	(16.3)	4.7	41.5	(3.2)
June 30, 2023	(1,124.6)	(33.4)	(102.2)	(1,260.2)	(13.0)

December 31, 2021	$(1,158.4)	$(17.3)	$(129.3)	$(1,305.0)	$(5.7)
Other comprehensive income (loss) before reclassifications, net of tax	0.1	(58.6)	(1.5)	(60.0)	(4.4)
Reclassification adjustment for net losses included in net income (loss), net of tax	—	11.8	6.2	18.0	—
Other comprehensive income (loss), net of tax	0.1	(46.8)	4.7	(42.0)	(4.4)
June 30, 2022	(1,158.3)	(64.1)	(124.6)	(1,347.0)	(10.1)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(6.8)	$4.1	$(8.5)	$(0.5)	Revenue
	(2.8)	(6.6)	0.7	(7.0)	Cost of sales
	(0.1)	(0.2)	(0.1)	(0.3)	Selling, general and administrative expense
	(0.3)	(4.9)	(4.4)	(8.9)	Other income (expense), net
	(10.0)	(7.6)	(12.3)	(16.7)	Income (loss) before income taxes
	(3.0)	(2.2)	(3.7)	(4.9)	Provision for income taxes
	$(7.0)	$(5.4)	$(8.6)	$(11.8)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$—	$(0.1)	$(0.1)	$(0.2)	Other income (expense), net (a)
Amortization of net actuarial loss	0.8	(5.7)	(2.4)	(9.1)	Other income (expense), net (a)
	0.8	(5.8)	(2.5)	(9.3)	Income (loss) before income taxes
	3.0	(2.7)	2.0	(3.1)	Provision for income taxes
	$(2.2)	$(3.1)	$(4.5)	$(6.2)	Net income (loss)
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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Financial guarantees (a)	$150.0	$170.2
Performance guarantees (b)	1,710.9	1,458.2
Maximum potential undiscounted payments	$1,860.9	$1,628.4
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

In late 2016, Technip S.A. was contacted by the DOJ regarding its investigation of offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant, and also raised with the DOJ certain other projects performed by Technip S.A. subsidiaries in Brazil between 2002 and 2013. The DOJ also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We cooperated with the DOJ in its investigation into potential violations of the FCPA in connection with these projects. We contacted and cooperated with the Brazilian authorities (Federal Prosecution Service (“MPF”), the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”)) with their investigation concerning the projects in Brazil and also contacted and cooperated with French authorities (the Parquet National Financier (“PNF”)) with their investigation about these matters.

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

In Brazil, on June 25, 2019, our subsidiaries Technip Brasil - Engenharia, Instalações E Apoio Marítimo Ltda. and Flexibrás Tubos Flexíveis Ltda. entered into leniency agreements with both the MPF and the CGU/AGU. We made as part of those agreements, certain enhancements to the compliance programs in Brazil during the two-year self-reporting period, which aligned with our commitment to cooperation and transparency with the compliance community in Brazil and globally.

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

On June 22, 2023, the Company, through its subsidiary Technip UK Limited, along with Technip Energies SAS, a subsidiary of Technip Energies NV, reached a resolution with the PNF of all outstanding matters, including its investigations into historical projects in Equatorial Guinea, Ghana, and Angola. The resolution took the form of a convention judiciaire d'interet public, (“CJIP”), which does not involve any admission of liability or guilt.

Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. We recorded a $126.5 million liability incremental to our existing provision for a total balance, after foreign exchange impact, of $195.0 million in other current liabilities in our consolidated balance sheet.

TechnipFMC fully cooperated with the PNF and will not be required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.

Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at June 30, 2023 and December 31, 2022, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.
NOTE 14. INCOME TAXES
Our provision for income taxes for the three months ended June 30, 2023 and 2022 reflected effective tax rates of (81.7)% and 71.7%, respectively. The year-over-year change in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance and a change in geographical profit mix year over year.
Our provision for income taxes for the six months ended June 30, 2023 and 2022 reflected effective tax rates of (1,034.6)% and 221.6%, respectively. The year-over-year change in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, a change in other discrete adjustments and in geographical profit mix year over year.
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of June 30, 2023, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,598.2	1,734.7
Norwegian krone	4,233.7	392.7
Australian dollar	324.7	214.9
Indonesian rupiah	1,622,840.0	108.2
Singapore dollar	106.5	78.5
Canadian dollar	41.7	31.4
Indian rupee	712.2	8.7
Kuwaiti dinar	(0.7)	(2.3)
Malaysian ringgit	(115.7)	(24.8)
Brazilian real	(929.8)	(192.9)
British pound	(298.2)	(377.2)
U.S. dollar	(2,098.0)	(2,098.0)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of June 30, 2023, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	42.4	8.8
Norwegian krone	3.2	0.3
Euro	(8.3)	(9.0)
U.S. dollar	1.0	1.0
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

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	June 30, 2023		December 31, 2022
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$211.9	$239.2	$254.8	$332.5
Long-term - Derivative financial instruments	17.9	22.4	7.2	3.6
Total derivatives designated as hedging instruments	229.8	261.6	262.0	336.1
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	29.3	7.1	27.9	14.1
Long-term - Derivative financial instruments	—	0.5	—	—
Total derivatives not designated as hedging instruments	29.3	7.6	27.9	14.1
Total derivatives	$259.1	$269.2	$289.9	$350.2
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive loss of $34.9 million and accumulated other comprehensive income of $18.5 million as of June 30, 2023 and December 31, 2022, respectively. We expect to transfer an approximate $10.9 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the first half of 2026.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Foreign exchange contracts	$(15.3)	$(43.9)	$(17.7)	$(63.7)

The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

(In millions)	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(6.8)	$(2.8)	$(0.1)	$(0.3)	$4.1	$(6.6)	$(0.2)	$(4.9)
Amounts excluded from effectiveness testing	6.9	(12.2)	(0.5)	38.2	2.3	(2.5)	0.4	(3.8)
Total cash flow hedge gain (loss) recognized in income	0.1	(15.0)	(0.6)	37.9	6.4	(9.1)	0.2	(8.7)
Total hedge gain (loss) recognized in income	$0.1	$(15.0)	$(0.6)	$37.9	$6.4	$(9.1)	$0.2	$(8.7)

Loss recognized in income on derivatives not designated as hedging instruments	—	(0.6)	—	(12.3)	—	(1.0)	—	(15.5)
Total	$0.1	$(15.6)	$(0.6)	$25.6	$6.4	$(10.1)	$0.2	$(24.2)

(In millions)	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(8.5)	$0.7	$(0.1)	$(4.4)	$(0.5)	$(7.0)	$(0.3)	$(8.9)
Amounts excluded from effectiveness testing	8.6	(20.6)	(0.6)	78.3	3.0	(3.8)	0.5	(19.6)
Total cash flow hedge gain (loss) recognized in income	0.1	(19.9)	(0.7)	73.9	2.5	(10.8)	0.2	(28.5)
Total hedge gain (loss) recognized in income	0.1	(19.9)	(0.7)	73.9	2.5	(10.8)	0.2	(28.5)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.1)	(0.3)	—	(3.5)	(0.1)	(1.4)	—	14.0
Total	$—	$(20.2)	$(0.7)	$70.4	$2.4	$(12.2)	$0.2	$(14.5)

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2023 and December 31, 2022, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2023			December 31, 2022
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$259.1	$(184.0)	$75.1	$289.9	$(142.5)	$147.4
Derivative liabilities	$269.2	$(184.0)	$85.2	$350.2	$(142.5)	$207.7

NOTE 16. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2023				December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	22.9	22.9	—	—	19.8	19.8	—	—
Money market and stable value funds	1.9	—	1.5	—	1.9	—	1.5	—
Held-to-maturity debt securities	6.3	—	6.3	—	16.0	—	16.0	—
Derivative financial instruments
Foreign exchange contracts	259.1	—	259.1	—	289.9	—	289.9	—
Total assets	$290.2	$22.9	$266.9	$—	$327.6	$19.8	$307.4	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	269.2	—	269.2	—	350.2	—	350.2	—
Total liabilities	$269.2	$—	$269.2	$—	$350.2	$—	$350.2	$—

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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $977.5 million and $916.3 million as of June 30, 2023 and December 31, 2022, respectively.
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
For the six months ended June 30, 2022, we recorded $19.4 million in income tax expense from discontinued operations related to a change in estimate in the French tax group.
NOTE 18. SUBSEQUENT EVENTS
On July 26, 2023, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share. The Company intends to pay dividends on a quarterly basis, and this dividend represents $0.20 per share on an annualized basis.
The Board of Directors also authorized additional share repurchase of up to $400 million. Together with the existing program, the Company’s total share repurchase authorization was increased to $800 million, of which $200 million has been completed to date. The remaining authorization to repurchase up to $600 million represents more than 7% of the Company’s outstanding shares as of July 26, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook – The global economy is forecast to grow in 2023. Increased lending rates by central banks aimed at slowing inflation and reduced availability of credit related to regional banking concerns have increased the risk of a mild recession in some economies. Still, higher global gross domestic product (GDP) in aggregate is anticipated to support growth in energy demand this year.

Oil prices continue to be supported by regional geopolitical tensions and the industry’s more disciplined capital spend. This is evident for OPEC+ countries who are focused on realizing a price that supports both economic growth and energy investment, as seen by production cuts that are expected to remain in place through the end of 2024. An extended period of underinvestment has contributed to a current supply deficit that has resulted in increased upstream spending, lending support to a constructive view on the longer-term outlook for oil prices.

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

We are also committed to the energy transition, where we believe that offshore will play a meaningful role in the transition to renewable energy resources and reduction of carbon emissions. We are making real progress through our three main pillars of greenhouse gas removal, offshore floating renewables and hydrogen. We have also been successful in building on our partnerships and alliances to further position ourselves as the leading architect for offshore energy.

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

As the subsea industry continues to evolve, we are driving simplification, standardization, and industrialization to reduce cycle times. The industrialization of our project business through the introduction of configure-to-order (“CTO”) is another way we are driving real change in our industry that further improves the economics of our customers’ projects while driving greater efficiencies for TechnipFMC.

With CTO, we have designed an environment, a process, a culture and tools that are scalable and, more importantly, are transformational to the future of our Company. Our customers require a product platform that provides them with choices that meet their unique and evolving needs, but also provides them with the significant speed, cost and efficiency benefits that come with product and process standardization. CTO has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25% lower product cost and a shortened 12-month delivery time for subsea production equipment – savings that are both real and sustainable. This has paved the way for other products to adopt a similar operating model, enabling an enterprise-wide way of working.

We continue to drive further adoption of our Subsea 2.0TM configurable product platform, with Equinor and ExxonMobil both utilizing Subsea 2.0TM for the first time in the second quarter. In the same period, we also signed a 20-year frame agreement with Chevron to provide Subsea 2.0TM production systems for gas field developments offshore Australia. As evidenced by the addition of these three new adopters, more clients are recognizing the benefits of our CTO product portfolio.

We continue to experience increased operator confidence in advancing subsea activity in response to both improved project economics and concerns regarding the security of energy supply. Brent crude oil averaged just under $100 per barrel in 2022. Crude is currently priced above $80 per barrel and is projected to stay at or above this level in the intermediate term, supported in part by the recently announced extension of OPEC+ production cuts through the end of next year.

The pipeline of front-end engineering and design studies continues to expand. More projects in advanced stages are moving towards final investment decision, resulting in a robust set of large subsea projects that we anticipate could be sanctioned over the next 24 months. The average project size has also risen due to an increased number of large, greenfield opportunities in Brazil, Guyana and Africa. We also expect increased tie-back activity, with growth from these smaller projects to come primarily from the North Sea, Gulf of Mexico and West Africa – all regions in which we have a strong presence and are well-positioned due to our extensive installed base.

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

Order momentum continued in the first half of this year, with $6.7 billion of Subsea inbound nearly matching our total orders in all of 2022. We now believe that Subsea orders will reach $9 billion for the full year, an increase of 34% year-over-year. In the second quarter, our orders represented the highest level of inbound activity for both iEPCITM and Subsea 2.0TM in our Company’s history. Growth in the current year is expected to be driven by a significant increase in iEPCI awards, which represented more than 50% of Subsea inbound orders year-to-date. We also anticipate growth in Subsea Services revenue to $1.3 billion, supported by the continued expansion in our installed base. When taken together, we expect direct awards, iEPCI and Subsea Services to represent more than 70% of inbound orders in 2023.

Surface Technologies – Our performance typically is driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by stimulation activity and the completions intensity of shale applications in North America.

In the second quarter, results in North America benefited from higher completion-related activity as well as improved operational performance. We continue to progress well on our E-Mission solution for onshore production facilities. The digital offering uses proprietary process automation to provide the industry’s only real-time monitoring and control system that both reduces methane flaring by up to 50% and maximizes oil production.

International markets represented approximately 58% of total segment revenue in the second quarter. Our significant backlog provides us with visibility for international growth in 2023. TechnipFMC’s unique capabilities in these markets, which demand higher specification equipment, global services and local content, provide a platform for us to extend our leadership positions.

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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Three Months Ended
	June 30,		Change
(In millions, except %)	2023	2022	$	%
Revenue	$1,972.2	$1,717.2	$255.0	14.8

Costs and expenses
Cost of sales	1,641.8	1,478.4	163.4	11.1
Selling, general and administrative expense	150.0	143.1	6.9	4.8
Research and development expense	16.8	11.5	5.3	46.1
Impairment, restructuring and other expenses	5.1	7.2	(2.1)	(29.2)
Total costs and expenses	1,813.7	1,640.2	173.5	10.6

Other income (expense), net	(182.3)	3.0	(185.3)	(6,176.7)
Income from equity affiliates	1.1	4.3	(3.2)	(74.4)
Income from investment in Technip Energies	—	0.8	(0.8)	(100.0)
Loss on early extinguishment of debt	—	(29.8)	29.8	(100.0)
Net interest expense	(30.3)	(27.7)	(2.6)	(9.4)
Income (loss) before income taxes	(53.0)	27.6	(80.6)	(292.0)
Provision for income taxes	43.3	19.8	23.5	118.7
Income (loss) from continuing operations	(96.3)	7.8	(104.1)	(1,334.6)
(Income) loss from continuing operations attributable to non-controlling interests	9.1	(5.7)	14.8	259.6
Net Income (loss) attributable to TechnipFMC plc	$(87.2)	$2.1	$(89.3)	(4,252.4)
Revenue
Revenue increased $255.0 million during the three months ended June 30, 2023, compared to the same period in 2022. Subsea revenue increased year-over-year, primarily as a result of higher project and installation activity. Surface Technologies revenue increased, largely as a result of the increase in operator activity in North America and the Middle East.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of sales, increased to 16.8% during the three months ended June 30, 2023, compared to 13.9% in the prior-year period. Subsea gross profit increased year over year as a result of improved margins in backlog and an increase in installation and services activity. Surface Technologies gross profit increased year-over-year, primarily due to an increase in the volume of activities and increases in pricing in North America.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $6.9 million year-over-year, primarily driven by higher costs associated with our support functions.

Impairment, Restructuring and Other Expenses
We incurred $5.1 million of impairment, restructuring and other expenses during the three months ended June 30, 2023, primarily related to exiting operations in Canada. We incurred $7.2 million of impairment, restructuring and other expenses during the three months ended June 30, 2022, primarily related to exiting our operations in Russia.

Other Income (Expense), Net
Other income (expense), net, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. For the three months ended June 30, 2023, we recognized a $126.5 million non-recurring legal settlement charge. The foreign currency impact was a net loss of $48.3 million for the three months ended June 30, 2023, primarily related to exposures in Angolan Kwanza during a period in which the currency depreciated by 39%. For the three months ended June 30, 2022, we recognized $3.0 million of other income, net, which primarily included $0.8 million of net foreign exchange losses and a 5.0 million gain on sales of property, plant and equipment.

Income (Loss) from Equity Affiliates

For the three months ended June 30, 2023 and 2022, we recorded an income of $1.1 million and $4.3 million, respectively, from equity method affiliates. Income generated by our equity method investments during the period decreased year-over-year, driven by increased costs associated with our equity method investments.

Loss on Early Extinguishment of Debt

For the three months ended June 30, 2022, we recognized a $29.8 million loss on early extinguishment of debt. Loss on early extinguishment related to premium paid and write-off of bond issuance costs in connection with the repurchase of the 2021 Notes. See Note 11 for further details.

Net Interest Expense
Net interest expense of $30.3 million increased by $2.6 million in the three months ended June 30, 2023, compared to the same period in 2022, largely due to movement in outstanding debt and fluctuation in interest rates.

Provision for Income Taxes
Our provision for income taxes for the three months ended June 30, 2023 and 2022 reflected effective tax rates of (81.7)% and 71.7%, respectively. The year-over-year change in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance and a change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than those of the United Kingdom.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Six Months Ended
	June 30,		Change
(In millions, except %)	2023	2022	$	%
Revenue	$3,689.6	$3,273.0	$416.6	12.7

Costs and expenses
Cost of sales	3,138.3	2,848.6	289.7	10.2
Selling, general and administrative expense	303.9	302.7	1.2	0.4
Research and development expense	32.2	26.1	6.1	23.4
Impairment, restructuring and other expenses	5.7	8.2	(2.5)	(30.5)
Total costs and expenses	3,480.1	3,185.6	294.5	9.2

Other income (expense), net	(183.6)	43.8	(227.4)	(519.2)
Income from equity affiliates	15.3	9.7	5.6	57.7
Loss from investment in Technip Energies	—	(27.7)	27.7	100.0
Loss on early extinguishment of debt	—	(29.8)	29.8	100.0
Net interest expense	(49.0)	(61.6)	12.6	20.5
Income (loss) before income taxes	(7.8)	21.8	(29.6)	(135.8)
Provision for income taxes	80.7	48.3	32.4	67.1
Income (loss) from continuing operations	(88.5)	(26.5)	(62.0)	(234.0)
(Income) loss from continuing operations attributable to non-controlling interests	1.7	(13.7)	15.4	112.4
Income (loss) from continuing operations attributable to TechnipFMC plc	(86.8)	(40.2)	(46.6)	(115.9)
Loss from discontinued operations	—	(19.4)	19.4	100.0
Net income (loss) attributable to TechnipFMC plc	$(86.8)	$(59.6)	$(27.2)	(45.6)
Revenue
Revenue increased by $416.6 million during the six months ended June 30, 2023, compared to the same period in 2022. Subsea revenue increased year-over-year, primarily as a result of higher project activity. Surface Technologies revenue increased, largely as a result of the increase in operator activity in North America and the Middle East.

Gross Profit
Gross profit (revenue less cost of sales), as a percentage of revenue, increased to 14.9% during the six months ended June 30, 2023, compared to 13.0% in the prior-year period. Subsea gross profit increased year-over-year as a result of improved margins in backlog and an increase in installation and services activity. Surface Technologies gross profit increased year-over-year, primarily due to an increase in the volume of activities and increases in pricing in North America.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $1.2 million year-over-year, primarily driven by an increase in costs associated with our support functions.
Impairment, Restructuring and Other Expenses
We incurred $5.7 million of impairment, restructuring and other expenses during the six months ended June 30, 2023, compared, to $8.2 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, we incurred restructuring expenses, primarily associated with exiting operations in Canada. During the six months ended June 30, 2022, we incurred restructuring expenses, primarily associated with exiting our operations in Russia.

Other Income (Expense), Net
Other income (expense), net, including gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. For the six months ended June 30, 2023, we recognized a $126.5 million non-recurring legal settlement charge. The foreign currency impact was a net loss of $46.2 million for the six months ended June 30, 2023 and a net gain of $27.6 million for the six months ended June 30, 2022, and was primarily related to exposures to certain currencies with limited derivative hedging markets such as the Angolan Kwanza.

Income from Equity Affiliates

For the six months ended June 30, 2023 and 2022, we recorded an income of $15.3 million and $9.7 million, respectively, from equity method affiliates. Income generated by our equity method investments during the period increased year-over-year, driven by an increase in operational activity of our equity method investments.

Loss from Investment in Technip Energies

During the six months ended June 30, 2022, we recorded a loss of $27.7 million as a result of our investment in Technip Energies. The amounts recognized primarily represent fair value revaluation losses) of our investment. See Note 9 for further details.

Loss on Early Extinguishment of Debt

For the six months ended June 30, 2022, we recognized a loss of $29.8 million on early extinguishment of debt which related to premium paid and write-off of bond issuance costs in connection with the repurchase of the 2021 Notes. See Note 11 for further details.

Net Interest Expense

Net interest expense of $49.0 million decreased by $12.6 million in the six months ended June 30, 2023, compared to the same period in 2022, largely due to the reduction in outstanding debt.

Provision for Income Taxes
Our provision for income taxes for the six months ended June 30, 2023 and 2022 reflected effective tax rates of (1,034.6)% and 221.6%, respectively. The year-over-year change in the effective tax rate was primarily due to the increased impact of losses in jurisdictions with a full valuation allowance, a change in other discrete adjustments and in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $19.4 million for the six months ended June 30, 2022. See Note 17 for further details.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2023 AND 2022
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 4 for further details.

Subsea

	Three Months Ended
	June 30,		Change
(In millions, except % and pts.)	2023	2022	$	%
Revenue	$1,618.4	$1,414.6	203.8	14.4
Operating profit	$153.4	$97.1	56.3	58.0

Operating profit as a percentage of revenue	9.5%	6.9%		2.6 pts.
Subsea revenue increased $203.8 million or 14.4%, driven by higher project activity in Brazil and the North Sea as a result of higher inbound in 2022, which was partially offset by the negative impact in Asia Pacific as projects conclude in the region.

Subsea operating profit for the three months ended June 30, 2023, increased due to the improved margins in backlog and an increased contribution of services activities.

Surface Technologies

	Three Months Ended
	June 30,		Change
(In millions, except % and pts.)	2023	2022	$	%
Revenue	$353.8	$302.6	51.2	16.9
Operating profit	$25.7	$10.0	15.7	157.0

Operating profit as a percentage of revenue	7.3%	3.3%		4.0 pts.
Surface Technologies revenue increased by $51.2 million, or 16.9%, primarily driven by an increase in activity in North America and the Middle East. Approximately 57.5% and 52.2% of total segment revenue was generated outside of North America during the three months ended June 30, 2023 and 2022.
Surface Technologies operating profit increased versus the prior year, primarily driven by an increase in the volume of activities in North America and the Middle East and increases in pricing in North America.

Corporate Expense

	Three Months Ended
	June 30,		Change
(In millions, except %)	2023	2022	$	%
Corporate expense	$(153.5)	$(22.0)	(131.5)	(597.7)
Corporate expense increased by $131.5 million, or 597.7%, year-over-year, driven by the non-recurring legal settlement charge and other costs associated with our support functions.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Subsea

	Six Months Ended
	June 30,		Change
(In millions, except %)	2023	2022	$	%
Revenue	$3,006.0	$2,703.7	302.3	11.2
Operating profit	$220.2	$151.1	69.1	45.7

Operating profit as a percentage of revenue	7.3%	5.6%		1.7 pts.
Subsea revenue increased by $302.3 million, or 11.2%, driven by higher project activity in Brazil and the North Sea as a result of higher inbound in 2022, which was partially offset by the negative impact in Asia Pacific as projects conclude in the region.

Subsea operating profit for the six months ended June 30, 2023, increased versus the prior year, due to the improved margins in backlog and an increased contribution of services activities.

Surface Technologies

	Six Months Ended
	June 30,		Change
(In millions, except %)	2023	2022	$	%
Revenue	$683.6	$569.3	114.3	20.1
Operating profit	$48.1	$13.7	34.4	251.1

Operating profit as a percentage of revenue	7.0%	2.4%		4.6 pts.
Surface Technologies revenue increased by $114.3 million, or 20.1%, primarily driven by an increase in activity in North America and the Middle East. Approximately 57% and 54% of total segment revenue was generated outside of North America during the six months ended June 30, 2023 and 2022.
Surface Technologies operating profit increased year-over-year, primarily driven by an increase in volume of activities in North America and the Middle East and increase in pricing in North America.

Corporate Expense

	Six Months Ended
	June 30,		Change
(In millions, except %)	2023	2022	$	%
Corporate expense	$(180.9)	$(51.5)	(129.4)	(251.3)

Corporate expense increased by $129.4 million, or 251.3%, year-over-year, driven by the non-recurring legal settlement costs and other costs associated with our support functions.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Subsea	$4,114.5	$1,928.0	$6,651.0	$3,821.6
Surface Technologies	332.8	273.7	655.2	565.0
Total inbound orders	$4,447.3	$2,201.7	$7,306.2	$4,386.6
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the transaction price for products and services for which we have a material right, but work has not been performed. See Note 3 for further details.

	Order Backlog
(In millions)	June 30, 2023	December 31, 2022
Subsea	$12,088.5	$8,131.5
Surface Technologies	1,190.1	1,221.5
Total order backlog	$13,278.6	$9,353.0
Subsea - Subsea backlog of $12,088.5 million as of June 30, 2023 increased by $4.0 billion compared to December 31, 2022. Subsea backlog was composed of various subsea projects, including Petrobras Buzios 6, Mero I, Mero II and Marlim; Total Energies Mozambique LNG, Lapa North East and Clov 3; ExxonMobil Yellowtail and Uaru; AkerBP Utsira; Azule Energy Agogo; Shell Jackdaw; Husky West White Rose; Equinor BM-C33, Halten East, Irpa, Verdande, Kristin South; Tullow Jubilee South East; Wintershall Maria and Dvalin; and Harbour Talbot.

Surface Technologies - Order backlog for Surface Technologies as of June 30, 2023 decreased by $31.4 million compared to December 31, 2022.

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

The following table provides a reconciliation of our total debt to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$585.2	$1,057.1
Short-term debt and current portion of long-term debt	(429.5)	(367.3)
Long-term debt, less current portion	(999.7)	(999.3)
Net debt	$(844.0)	$(309.5)

Cash Flows
Operating cash flows from continuing operations - We used $230.0 million and $426.3 million of cash in operating activities from continuing operations during the six months ended June 30, 2023 and 2022. The decrease of $196.3 million in cash used by operating activities from continuing operations was primarily due to timing differences on project milestones, vendor payments for inventory, and fluctuations in derivative assets and liabilities.

Investing cash flows from continuing operations - We used $79.4 million of cash in investing activities from continuing operations during the six months ended June 30, 2023 as compared to $229.5 million cash generated in investing cash flows from continuing operations during the same period in 2022. The decrease of $308.9 million in cash from investing activities was primarily due to $288.5 million proceeds received from sales of our investment in Technip Energies during 2022 and an increase in capital expenditures during the six months ended June 30, 2023.

Financing cash flows from continuing operations - Financing activities from continuing operations used $141.8 million and $460.7 million of cash during the six months ended June 30, 2023 and 2022, respectively. The decrease of $318.9 million in cash used by financing activities was primarily due to long-term debt pay down activity of $451.7 million during the six months ended June 30, 2022, offset by $100.0 million share repurchases during the six months ended June 30, 2023.

Debt and Liquidity
On April 24, 2023, we entered into a fifth amendment (the “Amendment No. 5”) to the Revolving Credit Facility (as amended, the “Credit Agreement”), dated February 16, 2021, which increases the commitments available to the Company under the Credit Agreement to $1.25 billion and extends the term to five years from the date of the Amendment No. 5. The Credit Agreement also provides for a $250.0 million letter of credit sub-limit.
On April 24, 2023, the Company also entered into a new $500 million five-year senior secured performance letters of credit facility (the “Performance LC Credit Agreement”). The commitments under the Performance LC Credit Agreement may be increased to $1.0 billion, subject to the satisfaction of certain customary conditions precedent. The Performance LC Credit Agreement permits the Company and its subsidiaries to have access to performance letters of credit denominated in a variety of currencies to support the contracting activities with counterparties that require or request a performance or similar guarantee. It contains substantially the same customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants as the Credit Agreement and benefits from the same guarantees and security as the Credit Agreement on a pari passu basis.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of June 30, 2023, there were no letters of credit outstanding, and our availability under the Revolving Credit Facility was $1,200.0 million.
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

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates. During the six months ended June 30, 2023, there were no changes to our identified critical accounting estimates.
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

In late 2016, Technip S.A. was contacted by the DOJ regarding its investigation of offshore platform projects awarded between 2003 and 2007, performed in Brazil by a joint venture company in which Technip S.A. was a minority participant, and also raised with the DOJ certain other projects performed by Technip S.A. subsidiaries in Brazil between 2002 and 2013. The DOJ also inquired about projects in Ghana and Equatorial Guinea that were awarded to Technip S.A. subsidiaries in 2008 and 2009, respectively. We cooperated with the DOJ in its investigation into potential violations of the FCPA in connection with these projects. We contacted and cooperated with the Brazilian authorities (Federal Prosecution Service (“MPF”), the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”)) with their investigation concerning the projects in Brazil and also contacted and cooperated with French authorities (the Parquet National Financier (“PNF”)) with their investigation about these matters.

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

On June 22, 2023, the Company, through its subsidiary Technip UK Limited, along with Technip Energies SAS, a subsidiary of Technip Energies NV, reached a resolution with the PNF of all outstanding matters, including its investigations into historical projects in Equatorial Guinea, Ghana, and Angola. The resolution took the form of a convention judiciaire d'interet public, or CJIP, which does not involve any admission of liability or guilt.

Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. We recorded a $126.5 million liability incremental to our existing provision for a total balance, after foreign exchange impact, of $195.0 million in other current liabilities in our consolidated balance sheet.

TechnipFMC fully cooperated with the PNF and will not be required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2023.
The following table summarizes repurchases of our ordinary shares during the three months ended June 30, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	105,000	$13.63	105,000	18,138,945
May 1, 2023 to May 31, 2023	2,519,848	$13.68	2,519,848	16,273,026
June 1, 2023 to June 30, 2023	963,979	$14.63	963,979	12,016,729
Total	3,588,827	$13.93	3,588,827	12,016,729
____________________
(a)In July 2022, we announced a repurchase plan approved by our Board of Directors authorizing up to $400.0 million to repurchase shares of our issued and outstanding ordinary shares through open market purchases. For the three months ended June 30, 2023, we repurchased 3,588,827 shares for a total cost of $50.0 million at an average price of $13.93 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1+
Amendment No. 5 to the Credit Agreement, dated April 24, 2023, by and among TechnipFMC plc, FMC Technologies, Inc. and TechnipFMC Finance Limited as borrowers, JPMorgan Chase Bank, N.A., BofA Securities Inc., Citibank, N.A., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, Société Générale, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2023) (File No. 001-37983)

10.2+
Performance LC Credit Agreement, dated April 24, 2023, by and among TechnipFMC plc, FMC Technologies, Inc. and TechnipFMC Finance Limited as borrowers, the lenders and Issuing Banks party thereto, DNB Bank ASA, New York Branch, as administrative agent and DNB Markets, Inc., Deutsche Bank AG, New York Branch, Société Générale and Wells Fargo Bank, National Association as joint lead arrangers and joint bookrunners (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on April 25, 2023) (File No. 001-37983)

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
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 27, 2023