Form 10-Q
period 2023-09-30
TechnipFMC plc
filed 2023-10-26
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____ .
Commission File Number: 001-37983

TechnipFMC plc
(Exact name of registrant as specified in its charter)

United Kingdom	98-1283037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Subsea Lane
Houston, Texas
United States of America	77044
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2023
Ordinary shares, $1.00 par value per share	435,460,168

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue
Service revenue	$1,180.7	$902.0	$3,098.2	$2,773.6
Product revenue	793.1	778.6	2,447.0	2,074.9
Lease revenue	83.1	52.4	201.3	157.5
Total revenue	2,056.9	1,733.0	5,746.5	5,006.0

Costs and expenses
Cost of service revenue	916.6	684.1	2,589.1	2,288.5
Cost of product revenue	716.4	753.5	2,096.7	1,914.5
Cost of lease revenue	57.5	36.8	143.0	120.0
Selling, general and administrative expense	183.8	151.9	487.7	454.6
Research and development expense	17.5	19.0	49.7	45.1
Impairment, restructuring and other expenses	4.3	6.9	10.0	15.1
Total costs and expenses	1,896.1	1,652.2	5,376.2	4,837.8

Other income (expense), net (Note 13)	(41.5)	(10.3)	(225.1)	33.5
Income from equity affiliates (Note 9)	20.6	13.8	35.9	23.5
Loss from investment in Technip Energies	—	—	—	(27.7)
Income before net interest expense and income taxes	139.9	84.3	181.1	197.5
Interest income	4.0	4.2	16.4	12.2
Interest expense	(30.7)	(35.1)	(92.1)	(104.7)
Loss on early extinguishment of debt	—	—	—	(29.8)
Income before income taxes	113.2	53.4	105.4	75.2
Provision for income taxes (Note 14)	19.5	42.7	100.2	91.0
Income (loss) from continuing operations	93.7	10.7	5.2	(15.8)
(Income) from continuing operations attributable to non-controlling interests	(3.7)	(5.7)	(2.0)	(19.4)
Income (loss) from continuing operations attributable to TechnipFMC plc	90.0	5.0	3.2	(35.2)
Loss from discontinued operations	—	(15.3)	—	(34.7)
Net income (loss) attributable to TechnipFMC plc	$90.0	$(10.3)	$3.2	$(69.9)

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.21	$0.01	$0.01	$(0.08)
Diluted	$0.20	$0.01	$0.01	$(0.08)

Loss per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.00	$(0.03)	$0.00	$(0.08)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.21	$(0.02)	$0.01	$(0.16)
Diluted	$0.20	$(0.02)	$0.01	$(0.16)

Weighted average shares outstanding (Note 5)
Basic	436.9	450.1	439.7	451.1
Diluted	450.3	458.1	452.9	451.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Net income (loss) attributable to TechnipFMC plc	$90.0	$(10.3)	$3.2	$(69.9)
(Income) from continuing operations attributable to non-controlling interests	(3.7)	(5.7)	(2.0)	(19.4)
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	93.7	(4.6)	5.2	(50.5)

Foreign currency translation adjustments(a)	(50.5)	(100.0)	(0.6)	(104.3)

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	5.6	(33.4)	(19.3)	(92.0)
Reclassification adjustment for net (gains) losses included in net income (loss)	(12.4)	6.7	(3.8)	18.5
Net losses on hedging instruments(b)	(6.8)	(26.7)	(23.1)	(73.5)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	0.5	(1.5)	0.7	(3.0)
Reclassification adjustment for amortization of prior service cost included in net income (loss)	0.1	0.1	0.2	0.3
Reclassification adjustment for amortization of net actuarial loss included in net income (loss)	2.2	2.9	6.6	8.9
Net pension and other post-retirement benefits(c)	2.8	1.5	7.5	6.2
Other comprehensive loss, net of tax	(54.5)	(125.2)	(16.2)	(171.6)
Comprehensive income (loss)	39.2	(129.8)	(11.0)	(222.1)
Comprehensive (income) attributable to non-controlling interest	(10.7)	(2.9)	(5.8)	(12.2)
Comprehensive income (loss) attributable to TechnipFMC plc	$28.5	$(132.7)	$(16.8)	$(234.3)

(a)Net of income tax of nil for the three and nine months ended September 30, 2023 and 2022.
(b)Net of income tax benefit of $11.4 million and $8.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $8.2 million for the nine months ended September 30, 2023 and 2022, respectively.
(c)Net of income tax (expense) benefit of $(0.5) million and $(2.9) million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $(6.0) million for the nine months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$690.9	$1,057.1
Trade receivables, net of allowances of $35.7 in 2023 and $34.1 in 2022	1,324.4	966.5
Contract assets, net of allowances of $1.6 in 2023 and $1.1 in 2022	1,204.6	981.6
Inventories, net (Note 7)	1,158.5	1,039.7
Derivative financial instruments (Note 15)	139.9	282.7
Income taxes receivable	119.8	125.3
Advances paid to suppliers	80.0	80.8
Other current assets (Note 8)	577.2	455.0
Total current assets	5,295.3	4,988.7
Investments in equity affiliates (Note 9)	280.0	325.0
Property, plant and equipment, net of accumulated depreciation of $2,639.1 in 2023 and $2,255.5 in 2022	2,240.0	2,354.9
Operating lease right-of-use assets	759.0	801.9
Finance lease right-of-use assets	60.5	51.6
Intangible assets, net of accumulated amortization of $729.3 in 2023 and $663.8 in 2022	650.1	716.0
Deferred income taxes	85.3	72.5
Derivative financial instruments (Note 15)	12.7	7.2
Other assets	141.4	126.5
Total assets	$9,524.3	$9,444.3

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 11)	$407.3	$367.3
Operating lease liabilities	135.1	136.1
Finance lease liabilities	3.5	51.9
Accounts payable, trade	1,537.7	1,282.8
Contract liabilities	1,237.9	1,156.4
Derivative financial instruments (Note 15)	188.2	346.6
Income taxes payable	127.9	96.7
Other current liabilities (Note 8)	818.6	736.5
Total current liabilities	4,456.2	4,174.3
Long-term debt, less current portion (Note 11)	933.5	999.3
Operating lease liabilities, less current portion	688.9	735.7
Financing lease liabilities, less current portion	60.6	1.4
Deferred income taxes	47.3	55.5
Accrued pension and other post-retirement benefits, less current portion	54.4	59.7
Derivative financial instruments (Note 15)	25.6	3.6
Other liabilities	147.8	138.1
Total liabilities	6,414.3	6,167.6
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 12)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2023 and 2022; 435.5 shares and 442.2 shares issued and outstanding in 2023 and 2022, respectively	435.5	442.2
Capital in excess of par value of ordinary shares	8,979.9	9,109.7
Accumulated deficit	(5,025.5)	(5,010.0)
Accumulated other comprehensive loss	(1,321.7)	(1,301.7)
Total TechnipFMC plc stockholders’ equity	3,068.2	3,240.2
Non-controlling interests	41.8	36.5
Total equity	3,110.0	3,276.7
Total liabilities and equity	$9,524.3	$9,444.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended September 30,
	2023	2022
Cash provided (required) by operating activities
Net income (loss)	$5.2	$(50.5)
Net loss from discontinued operations	—	34.7
Adjustments to reconcile income (loss) from continuing operations to cash provided (required) by operating activities
Depreciation and amortization	283.3	284.4
Loss from investment in Technip Energies	—	27.7
Income from equity affiliates, net of dividends received	(35.9)	(23.1)
Loss on early extinguishment of debt	—	29.8
Other non-cash items, net	32.1	79.9
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and Contract assets, net	(587.6)	(375.1)
Inventories, net	(112.9)	(27.4)
Accounts payable, trade	275.7	134.7
Contract liabilities	89.4	(242.7)
Income taxes payable, net	46.0	(19.0)
Other current assets and liabilities, net	42.7	(93.5)
Other non-current assets and liabilities, net	(46.1)	25.8
Cash required by operating activities	(8.1)	(214.3)

Cash provided (required) by investing activities
Capital expenditures	(153.7)	(94.3)
Proceeds from sales of assets	75.3	13.4
Proceeds from sale of investment in Technip Energies	—	288.5
Other investing activities	14.9	5.7
Cash provided (required) by investing activities	(63.5)	213.3

Cash required by financing activities
Net decrease in short-term debt	(38.2)	(204.7)
Cash settlement for derivative hedging debt	(30.1)	(64.4)
Net increase in revolving credit facility	—	150.0
Repayments of long-term debt	—	(451.7)
Share repurchases	(150.1)	(50.1)
Dividends paid	(21.8)	—
Other financing activities	(36.5)	(5.9)
Cash required by financing activities	(276.7)	(626.8)
Effect of changes in foreign exchange rates on cash and cash equivalents	(17.9)	11.9
Change in cash and cash equivalents	(366.2)	(615.9)
Cash and cash equivalents, beginning of period	1,057.1	1,327.4
Cash and cash equivalents, end of period	$690.9	$711.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2022	$452.2	$9,178.2	$(4,964.0)	$(1,347.0)	$25.0	$3,344.4
Net income (loss)	—	—	(10.3)	—	5.7	(4.6)
Other comprehensive loss	—	—	—	(122.4)	(2.8)	(125.2)
Share-based compensation	—	9.9	—	—	—	9.9
Shares repurchased and cancelled	(5.8)	(44.3)	—	—	—	(50.1)
Other	—	—	0.4	—	(0.5)	(0.1)
Balance as of September 30, 2022	$446.4	$9,143.8	$(4,973.9)	$(1,469.4)	$27.4	$3,174.3

Balance as of June 30, 2023	$438.1	$9,018.1	$(5,096.4)	$(1,260.2)	$31.6	$3,131.2
Net income	—	—	90.0	—	3.7	93.7
Other comprehensive income (loss)	—	—	—	(61.5)	7.0	(54.5)
Issuance of ordinary shares, net of shares withheld for tax	0.1	0.1	—	—	—	0.2
Share-based compensation	—	9.1	—	—	—	9.1
Shares repurchased and cancelled	(2.7)	(47.4)	—	—	—	(50.1)
Dividends declared and paid	—	—	(21.8)	—	—	(21.8)
Other	—	—	2.7	—	(0.5)	2.2
Balance as of September 30, 2023	$435.5	$8,979.9	$(5,025.5)	$(1,321.7)	$41.8	$3,110.0

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2021	$450.7	$9,160.8	$(4,903.8)	$(1,305.0)	$15.7	$3,418.4
Net income (loss)	—	—	(69.9)	—	19.4	(50.5)
Other comprehensive loss	—	—	—	(164.4)	(7.2)	(171.6)
Issuance of ordinary shares	1.5	(1.6)	—	—	—	(0.1)
Share-based compensation	—	28.9	—	—	—	28.9
Shares repurchased and cancelled	(5.8)	(44.3)	—	—	—	(50.1)
Other	—	—	(0.2)	—	(0.5)	(0.7)
Balance as of September 30, 2022	$446.4	$9,143.8	$(4,973.9)	$(1,469.4)	$27.4	$3,174.3

Balance as of December 31, 2022	$442.2	$9,109.7	$(5,010.0)	$(1,301.7)	$36.5	$3,276.7
Net income	—	—	3.2	—	2.0	5.2
Other comprehensive income (loss)	—	—	—	(20.0)	3.8	(16.2)
Issuance of ordinary shares, net of shares withheld for tax	2.9	(20.0)	—	—	—	(17.1)
Share-based compensation	—	30.7	—	—	—	30.7
Shares repurchased and cancelled	(9.6)	(140.5)	—	—	—	(150.1)
Dividends declared and paid	—	—	(21.8)	—	—	(21.8)
Other	—	—	3.1	—	(0.5)	2.6
Balance as of September 30, 2023	$435.5	$8,979.9	$(5,025.5)	$(1,321.7)	$41.8	$3,110.0

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

All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, trade in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. As of September 30, 2023 and December 31, 2022, the amounts due to suppliers participating in the SCF and included in Accounts payable were approximately $135.9 million and $101.8 million, respectively.

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
The following tables present total revenue by geography for each reportable segment for the three and nine months ended September 30, 2023 and 2022:

	Reportable Segments
	Three Months Ended
	September 30, 2023		September 30, 2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$653.1	$29.8	$411.7	$30.1
Europe and Central Asia	520.0	54.8	395.0	42.1
North America	269.2	137.5	205.1	146.2
Africa	187.6	15.2	216.5	7.6
Asia Pacific	77.1	23.5	162.7	26.4
Middle East	1.3	87.8	24.0	65.6
Total revenue	$1,708.3	$348.6	$1,415.0	$318.0

	Reportable segments
	Nine Months Ended
	September 30, 2023		September 30, 2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$1,652.4	$90.5	$1,069.0	$78.9
Europe and Central Asia	1,419.0	150.0	1,154.6	121.6
North America	771.3	433.8	582.3	406.9
Africa	614.2	35.9	653.3	25.7
Asia Pacific	208.8	58.9	586.3	70.6
Middle East	48.6	263.1	73.2	183.6
Total revenue	$4,714.3	$1,032.2	$4,118.7	$887.3

The following tables present total revenue by contract type for each reportable segment for the three and nine months ended September 30, 2023 and 2022:

	Reportable Segments
	Three Months Ended
	September 30, 2023		September 30, 2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,126.0	$54.7	$845.0	$57.0
Products	542.6	250.5	556.0	222.6
Lease	39.7	43.4	14.0	38.4
Total revenue	$1,708.3	$348.6	$1,415.0	$318.0

	Reportable segments
	Nine Months Ended
	September 30, 2023		September 30, 2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$2,937.5	$160.7	$2,611.0	$162.6
Products	1,711.7	735.3	1,463.4	611.5
Lease	65.1	136.2	44.3	113.2
Total revenue	$4,714.3	$1,032.2	$4,118.7	$887.3
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of September 30, 2023 and December 31, 2022:

(In millions)	September 30, 2023	December 31, 2022	$ change	% change
Contract assets	$1,204.6	$981.6	$223.0	22.7
Contract liabilities	(1,237.9)	(1,156.4)	(81.5)	(7.0)
Net contract assets (liabilities)	$(33.3)	$(174.8)	$141.5	80.9
The increase in our contract assets from December 31, 2022 to September 30, 2023 was due to the timing of project milestones. The increase in our contract liabilities was driven from an overall portfolio and client mix enabling an acceleration of cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended September 30, 2023 and 2022 that was included in the contract liabilities balance as of December 31, 2022 and 2021 was $90.3 million and $256.0 million, respectively, and $592.9 million and $471.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Net revenue recognized from our performance obligations satisfied in prior periods had unfavorable impact of $8.8 million and favorable impact of $97.2 million for the three months ended September 30, 2023 and 2022, respectively, from changes in the estimate of the stage of completion that impacted revenue. For the nine months ended September 30, 2023 and 2022, we had unfavorable impact of $12.5 million and favorable impact of $119.2 million, respectively, from changes in the estimate of the stage of completion that impacted revenue.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of September 30, 2023, the aggregate amount of the transaction price allocated to order backlog was $13.2 billion. TechnipFMC expects to recognize revenue on approximately 11.2% of the order backlog through 2023 and 88.8% thereafter.
The following table details the order backlog for each business segment as of September 30, 2023:

(In millions)	2023	2024	Thereafter
Subsea	$1,146.0	$4,475.0	$6,452.6
Surface Technologies	340.4	261.1	555.6
Total order backlog	$1,486.4	$4,736.1	$7,008.2
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
Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in computing segment operating profit. The following items have been excluded in computing segment operating profit: non-recurring legal settlement charges, corporate staff expense, foreign exchange gains (losses), loss from investment in Technip Energies, net interest income (expense) associated with corporate debt facilities and income taxes.

Segment revenue and segment operating profit were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Segment revenue
Subsea	$1,708.3	$1,415.0	$4,714.3	$4,118.7
Surface Technologies	348.6	318.0	1,032.2	887.3
Total segment revenue	$2,056.9	$1,733.0	$5,746.5	$5,006.0

Segment operating profit
Subsea	$177.7	$105.0	$397.9	$256.1
Surface Technologies	33.3	19.0	81.4	32.7
Total segment operating profit	$211.0	$124.0	$479.3	$288.8

Corporate items
Corporate expense(a)	(24.7)	(25.2)	(205.6)	(76.7)
Net interest expense	(26.7)	(30.9)	(75.7)	(92.5)
Loss on early extinguishment of debt	—	—	—	(29.8)
Loss from investment in Technip Energies	—	—	—	(27.7)
Foreign exchange gains (losses)	(46.4)	(14.5)	(92.6)	13.1
Total corporate items	(97.8)	(70.6)	(373.9)	(213.6)
Income (loss) before income taxes(b)	$113.2	$53.4	$105.4	$75.2
(a)Corporate expense includes a non-recurring legal settlement charge for the nine months ended September 30, 2023, corporate staff expenses, share-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.

NOTE 5. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2023	2022	2023	2022
Income (loss) from continuing operations attributable to TechnipFMC plc	$90.0	$5.0	$3.2	$(35.2)
Loss from discontinued operations attributable to TechnipFMC plc	—	(15.3)	—	(34.7)
Net income (loss) attributable to TechnipFMC plc	$90.0	$(10.3)	$3.2	$(69.9)

Weighted average number of shares outstanding	436.9	450.1	439.7	451.1
Dilutive effect of restricted stock units	5.3	5.4	5.6	—
Dilutive effect of performance shares	8.1	2.6	7.6	—
Total shares and dilutive securities	450.3	458.1	452.9	451.1

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.21	$0.01	$0.01	$(0.08)
Diluted	$0.20	$0.01	$0.01	$(0.08)

Loss per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$0.00	$(0.03)	$0.00	$(0.08)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.21	$(0.02)	$0.01	$(0.16)
Diluted	$0.20	$(0.02)	$0.01	$(0.16)
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
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares, where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions of shares)	2023	2022	2023	2022
Share option awards	0.8	1.6	1.4	1.6
Total	0.8	1.6	1.4	1.6
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

The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	September 30, 2023			December 31, 2022
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating A3 - Ba2	2020-2023	$139.4	Moody’s rating Aa3 -Ba2	2020-2022	$51.0
Debt securities at amortized cost	Moody’s rating B3	2021	1.4	Moody’s rating B3	2021	16.2
Total financial assets			$140.8			$67.2
Credit Losses
To calculate an expected credit loss for contract assets and trade receivables, we develop loss-rate statistics on the basis of the amount written-off over the life of the financial assets and contract assets and adjust these historical credit loss trends for forward-looking factors specific to the debtors and the economic environment to determine lifetime expected losses.
For loans receivable and held-to-maturity debt securities at amortized cost, we evaluate whether these securities are considered to have low credit risk at the reporting date using available, reasonable and supportable information.
The table below shows the roll forward of allowance for credit losses as of September 30, 2023 and 2022, respectively.

	Balance as of September 30, 2023
(In millions)	Trade receivables	Contract assets	Loans receivable and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2022	$34.2	$1.1	$0.3	$0.2
Current period provision (release) for expected credit losses	2.1	0.5	0.1	(0.2)
Recoveries	(0.6)	—	—	—
Allowance for credit losses at September 30, 2023	$35.7	$1.6	$0.4	$—

	Balance as of September 30, 2022
(In millions)	Trade receivables	Contract assets	Loans receivable and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2021	$38.1	$1.1	$0.6	$2.7
Current period provision (release) for expected credit losses	—	0.1	(0.1)	(1.5)
Recoveries	(2.2)	—	—	—
Allowance for credit losses at September 30, 2022	$35.9	$1.2	$0.5	$1.2
Trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.
NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Raw materials	$413.8	$317.4
Work in process	167.6	152.0
Finished goods	577.1	570.3
Inventories, net	$1,158.5	$1,039.7

NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Value-added tax receivables	$195.0	$185.6
Withholding tax and other receivables	139.0	137.8
Prepaid expenses	98.5	61.9
Current financial assets at amortized cost	91.8	12.4
Assets held for sale	2.6	18.6
Held-to-maturity investments	1.3	15.1
Other	49.0	23.6
Total other current assets	$577.2	$455.0
Other current liabilities consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Compensation accrual	$259.4	$246.4
Legal settlement liability(a)	164.0	—
Value-added tax and other taxes payable	79.0	65.3
Social security liability	58.9	70.9
Legal provisions	57.0	116.7
Warranty accruals and project contingencies	56.6	87.6
Provisions	7.9	9.1
Current portion of accrued pension and other post-retirement benefits	4.5	2.5
Other accrued liabilities	131.3	138.0
Total other current liabilities	$818.6	$736.5
(a) See Note 13 for additional details.
NOTE 9. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three and nine months ended September 30, 2023, our income from equity affiliates was $20.6 million and $35.9 million, respectively. Our income from equity affiliates during the three and nine months ended September 30, 2022 was $13.8 million and $23.5 million, respectively.

Our major equity method investments are as follows:
Dofcon Brasil AS is an affiliated company in the form of a joint venture between TechnipFMC and DOF Subsea and was founded in 2006. Dofcon Brasil AS is a holding company, which owns and controls TechDof Brasil AS and Dofcon Navegacao Ltda, collectively referred to as “Dofcon.” Dofcon provides Pipe-Laying Support Vessels (PLSVs) for work in oil and gas fields offshore Brazil. Dofcon is considered a VIE because it does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. We are not the primary beneficiary of the VIE. As such, we have accounted for our 50% investment using the equity method of accounting with results reported in our Subsea segment. In June 2023, Dofcon Brasil declared a $170.0 million dividend. TechnipFMC’s 50% share of this dividend is included in other current assets as of September 30, 2023.

Dofcon and Techdof, two 50%-50% legal entities owned in partnership with DOF Group have debts related to loans on its vessels. During 2022, DOF ASA, the parent company of DOF Subsea, underwent a bankruptcy process that triggered cross default provisions in the credit facilities of certain joint ventures associated with the parent company guarantees provided by itself and its wholly owned subsidiary DOF Subsea. During March 2023, DOF ASA completed the process of restructuring (unrelated and outside of the joint venture), and DOF Services AS is the new holding company of DOF Group. The lenders made no claims under the guarantees, and the acceleration clauses within the debt instruments were not enforceable as Dofcon and Techdof obtained waivers or consents from the lenders. Dofcon and Techdof continue to service the credit facilities as per the terms of the agreements. As a result of the restructure within DOF Group, the cross default provisions ceased to exist and therefore waivers and consents are no longer required. Accordingly, TechnipFMC has not recognized a liability related to its guarantees. TechnipFMC and DOF provide guarantees for the debts and our share of the guarantees was $397.3 million as of September 30, 2023.

TechDof Brasil AS owns and operates the Skandi Buzios vessel. During June 2023, a fire occurred onboard the vessel alongside Porto do Açu in Brazil. The fire was brought under control after efforts by the crew and local authorities, and no serious injuries were sustained. TechDof Brasil AS and TechnipFMC have cooperated in the investigation of the fire and its cause, and in the process to get the vessel back in operations. Repairs on the vessel are expected to start during the fourth quarter of 2023. The time of the repairs is dependent on various factors and the vessel will not be on-hire before 2024. As a result of the incident, the Company did not note any impairment indicators, which were other than temporary, and thus no impairment has been recorded on the carrying value of our investment.

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
Accounts receivable due from related parties consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Dofcon	$8.8	$16.6
Others	1.1	1.3
Total accounts receivable	$9.9	$17.9
As of September 30, 2023 and December 31, 2022, we did not have material accounts payable outstanding with our related parties.
Revenue from related parties consisted of the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Dofcon	$0.5	$1.6	$6.4	$7.0
Others	1.2	3.6	5.2	6.6
Total revenue	$1.7	$5.2	$11.6	$13.6

Expenses associated with related parties consisted of the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Dofcon	$6.8	$6.3	$20.1	$12.4
Others	1.7	7.9	15.3	26.0
Total expenses	$8.5	$14.2	$35.4	$38.4
NOTE 11. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
3.15% 2013 Private placement notes due 2023	270.1	272.2
5.75% 2020 Private placement notes due 2025	211.9	213.5
6.50% Senior notes due 2026	202.9	202.9
4.00% 2012 Private placement notes due 2027	79.5	80.1
4.00% 2012 Private placement notes due 2032	106.0	106.7
3.75% 2013 Private placement notes due 2033	106.0	106.7
Bank borrowings and other	372.8	394.9
Unamortized debt issuance costs and discounts	(8.4)	(10.4)
Total debt	1,340.8	1,366.6
Less: current borrowings	407.3	367.3
Long-term debt	$933.5	$999.3
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

Availability of borrowings under the Credit Agreement is reduced by the outstanding letters of credit issued against the facility. As of September 30, 2023, there were $54.2 million letters of credit outstanding, and our availability under the Credit Agreement was $1,195.8 million.
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

The applicable margin for borrowings under the Credit Agreement ranges from 2.50% to 3.50% for Term Benchmark (as defined in the Credit Agreement) loans and 1.50% to 2.50% for base rate loans, depending on a total leverage ratio. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants.
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
Upon the occurrence of an Investment Grade Debt Rating by any two of three Rating Agencies and the satisfaction of certain other conditions precedent, the collateral securing the Credit Agreement and the Performance LC Credit Agreement and the guarantees provided by certain subsidiaries of the Company shall be automatically released (“fall-away”) and certain negative covenants will no longer apply to the Company.
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
As of September 30, 2023, we were in compliance with all debt covenants.
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
NOTE 12. STOCKHOLDERS’ EQUITY
On July 26, 2023, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share. The cash dividend of $0.05 per share was paid on September 6, 2023, to shareholders of record as of the close of business on the New York Stock Exchange on August 22, 2023. The Company intends to pay dividends on a quarterly basis, and this dividend represents $0.20 per share on an annualized basis. Cash dividends paid during the three and nine months ended September 30, 2023 was $21.8 million.
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
On July 26, 2023, the Board of Directors authorized additional share repurchase of up to $400.0 million. Together with the existing program, the Company’s total share repurchase authorization was increased to $800.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $50.1 million of ordinary shares during the three months ended September 30, 2023. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $250.3 million of ordinary shares through September 30, 2023. Based upon the remaining repurchase authority of $549.7 million and the closing stock price as of September 30, 2023, approximately 27.0 million ordinary shares could be subject to repurchase. All repurchased shares were immediately cancelled.

Accumulated other comprehensive income (loss) for three and nine months ended September 30, 2023 and 2022 consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
June 30, 2023	$(1,124.6)	$(33.4)	$(102.2)	$(1,260.2)	$(13.0)
Other comprehensive income (loss) before reclassifications, net of tax	(57.6)	5.7	0.5	(51.4)	7.0
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	—	(12.4)	2.3	(10.1)	—
Other comprehensive income (loss), net of tax	(57.6)	(6.7)	2.8	(61.5)	7.0
September 30, 2023	$(1,182.2)	$(40.1)	$(99.4)	$(1,321.7)	$(6.0)

June 30, 2022	$(1,158.3)	$(64.1)	$(124.6)	$(1,347.0)	$(10.1)
Other comprehensive loss before reclassifications, net of tax	(97.2)	(33.4)	(1.5)	(132.1)	(2.8)
Reclassification adjustment for net losses included in net income, net of tax	—	6.7	3.0	9.7	—
Other comprehensive income (loss), net of tax	(97.2)	(26.7)	1.5	(122.4)	(2.8)
September 30, 2022	$(1,255.5)	$(90.8)	$(123.1)	$(1,469.4)	$(12.9)

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2022	$(1,177.7)	$(17.1)	$(106.9)	$(1,301.7)	$(9.8)
Other comprehensive income (loss) before reclassifications, net of tax	(4.4)	(19.2)	0.7	(22.9)	3.8
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	(0.1)	(3.8)	6.8	2.9	—
Other comprehensive income (loss), net of tax	(4.5)	(23.0)	7.5	(20.0)	3.8
September 30, 2023	(1,182.2)	(40.1)	(99.4)	(1,321.7)	(6.0)

December 31, 2021	$(1,158.4)	$(17.3)	$(129.3)	$(1,305.0)	$(5.7)
Other comprehensive loss before reclassifications, net of tax	(97.1)	(92.0)	(3.0)	(192.1)	(7.2)
Reclassification adjustment for net losses included in net income (loss), net of tax	—	18.5	9.2	27.7	—
Other comprehensive income (loss), net of tax	(97.1)	(73.5)	6.2	(164.4)	(7.2)
September 30, 2022	(1,255.5)	(90.8)	(123.1)	(1,469.4)	(12.9)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(0.5)	$(1.4)	$(9.0)	$(1.9)	Revenue
	21.7	(5.6)	22.4	(12.6)	Cost of sales
	(0.1)	—	(0.2)	(0.3)	Selling, general and administrative expense
	(2.1)	(2.2)	(6.5)	(11.1)	Other income (expense), net
	19.0	(9.2)	6.7	(25.9)	Income (loss) before income taxes
	6.6	(2.5)	2.9	(7.4)	Provision for income taxes
	$12.4	$(6.7)	$3.8	$(18.5)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$(0.1)	$(0.1)	$(0.2)	$(0.3)	Other income (expense), net (a)
Amortization of net actuarial loss	(2.7)	(5.8)	(5.1)	(14.9)	Other income (expense), net (a)
	(2.8)	(5.9)	(5.3)	(15.2)	Income (loss) before income taxes
	(0.5)	(2.9)	1.5	(6.0)	Provision for income taxes
	$(2.3)	$(3.0)	$(6.8)	$(9.2)	Net income (loss)
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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Financial guarantees (a)	$185.3	$170.2
Performance guarantees (b)	1,793.3	1,458.2
Maximum potential undiscounted payments	$1,978.6	$1,628.4
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

Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three-months ended June 30, 2023, we recorded a $126.5 million liability incremental to our existing provision. After making a scheduled installment payment of €24.7 million on July 13, 2023, we have an outstanding balance, after foreign exchange impact, of $164.0 million in other current liabilities in our condensed consolidated balance sheet as of September 30, 2023.

TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.

Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages at September 30, 2023 and December 31, 2022, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.
NOTE 14. INCOME TAXES
Our provision for income taxes for the three months ended September 30, 2023 and 2022 reflected effective tax rates of 17.2% and 80.0%, respectively. The year-over-year change in the effective tax rate was primarily related to losses in jurisdictions with a full valuation allowance and a change in geographical profit mix year over year.
Our provision for income taxes for the nine months ended September 30, 2023 and 2022 reflected effective tax rates of 95.1% and 121.0%, respectively. The year-over-year change in the effective tax rate was primarily related to losses in jurisdictions with a full valuation allowance, a change in other discrete adjustments and in geographical profit mix year over year.
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of September 30, 2023, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,472.6	1,560.2
Norwegian krone	4,250.1	400.0
Australian dollar	349.0	226.2
Brazilian real	1,061.8	212.1
Indonesian rupiah	2,006,373.6	129.6
Singapore dollar	84.1	61.6
Canadian dollar	66.3	49.3
Czech koruna	372.1	16.2
Malaysian ringgit	64.7	13.8
Indian rupee	1,111.5	13.4
Swedish krona	114.1	10.5
British pound	(48.0)	(58.8)
U.S. dollar	(2,711.1)	(2,711.1)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of September 30, 2023, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	28.4	5.7
Norwegian krone	3.3	0.3
Euro	(16.9)	(17.9)
U.S. dollar	12.9	12.9
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

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	September 30, 2023		December 31, 2022
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$123.1	$164.5	$254.8	$332.5
Long-term - Derivative financial instruments	12.6	25.6	7.2	3.6
Total derivatives designated as hedging instruments	135.7	190.1	262.0	336.1
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	16.8	23.7	27.9	14.1
Long-term - Derivative financial instruments	0.1	—	—	—
Total derivatives not designated as hedging instruments	16.9	23.7	27.9	14.1
Total derivatives	$152.6	$213.8	$289.9	$350.2
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive loss of $41.6 million and accumulated other comprehensive income of $18.5 million as of September 30, 2023 and December 31, 2022, respectively. We expect to transfer an approximate $2.3 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2026.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Foreign exchange contracts	$1.4	$(43.9)	$(16.3)	$(107.6)

The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

(In millions)	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(0.6)	$21.7	$(0.1)	$(1.6)	$(1.4)	$(5.6)	$—	$(2.2)
Amounts excluded from effectiveness testing	6.5	(6.8)	(0.4)	(8.5)	5.2	(4.8)	(0.1)	(11.7)
Total cash flow hedge gain (loss) recognized in income	5.9	14.9	(0.5)	(10.1)	3.8	(10.4)	(0.1)	(13.9)
Total hedge gain (loss) recognized in income	$5.9	$14.9	$(0.5)	$(10.1)	$3.8	$(10.4)	$(0.1)	$(13.9)

Loss recognized in income on derivatives not designated as hedging instruments	—	(0.5)	—	(29.6)	0.1	0.6	—	(22.0)
Total	$5.9	$14.4	$(0.5)	$(39.7)	$3.9	$(9.8)	$(0.1)	$(35.9)

(In millions)	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net	Revenue	Cost of sales	Selling, general and administrative expense	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(9.0)	$22.4	$(0.2)	$(6.0)	$(1.9)	$(12.6)	$(0.3)	$(11.1)
Amounts excluded from effectiveness testing	15.1	(27.4)	(1.0)	69.8	8.2	(8.6)	0.4	(31.3)
Total cash flow hedge gain (loss) recognized in income	6.1	(5.0)	(1.2)	63.8	6.3	(21.2)	0.1	(42.4)
Total hedge gain (loss) recognized in income	6.1	(5.0)	(1.2)	63.8	6.3	(21.2)	0.1	(42.4)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.1)	(0.8)	—	(33.1)	—	(0.8)	—	(8.0)
Total	$6.0	$(5.8)	$(1.2)	$30.7	$6.3	$(22.0)	$0.1	$(50.4)

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2023 and December 31, 2022, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2023			December 31, 2022
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$152.6	$(98.5)	$54.1	$289.9	$(142.5)	$147.4
Derivative liabilities	$213.8	$(98.5)	$115.3	$350.2	$(142.5)	$207.7

NOTE 16. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2023				December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	22.1	22.1	—	—	19.8	19.8	—	—
Money market and stable value funds	2.0	—	1.6	—	1.9	—	1.5	—
Held-to-maturity debt securities	1.3	—	1.3	—	16.0	—	16.0	—
Derivative financial instruments
Foreign exchange contracts	152.6	—	152.6	—	289.9	—	289.9	—
Total assets	$178.0	$22.1	$155.5	$—	$327.6	$19.8	$307.4	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	213.8	—	213.8	—	350.2	—	350.2	—
Total liabilities	$213.8	$—	$213.8	$—	$350.2	$—	$350.2	$—

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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $912.8 million and $916.3 million as of September 30, 2023 and December 31, 2022, respectively.

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
For both the three and nine months ended September 30, 2022, we recorded $15.8 million in expense from discontinued operations due to a change in estimate of liabilities recognized in connection with the Spin-off. Also for the three and nine months ended September 30, 2022, we recorded $(0.5) million and $18.9 million, respectively, in income tax (benefit) expense from discontinued operations related to a change in estimate in the French tax group.
NOTE 18. SUBSEQUENT EVENTS
On October 24, 2023, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on December 6, 2023 to shareholders on record as of the close of business on the New York Stock Exchange on November 21, 2023. The ex-dividend date is November 20, 2023.

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

We continue to experience increased operator confidence in advancing subsea activity in response to both improved project economics and concerns regarding the security of energy supply. Crude is currently priced above $80 per barrel and is projected to stay at or above this level in the intermediate term, supported in part by the extension of OPEC+ production cuts through the end of next year.

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

The Company’s order momentum continued in the third quarter, with year-to-date Subsea inbound of $8.5 billion exceeding our total orders in all of 2022. We now believe that Subsea orders will exceed $9 billion for the full year, an increase of at least 34% year-over-year. Growth in the current year is expected to be driven by a significant increase in iEPCI awards, which represented approximately 50% of Subsea inbound orders year-to-date. We also anticipate growth in Subsea Services revenue to $1.3 billion, supported by the continued expansion in our installed base. When taken together, we expect direct awards, iEPCI and Subsea Services to represent more than 70% of inbound orders in 2023.

Surface Technologies – Our performance typically is driven by variations in global drilling activity, creating a dynamic environment. Operating results can be further impacted by stimulation activity and the completions intensity of shale applications in North America.

In the third quarter, operating profit in North America benefited from strategic actions taken in prior quarters that helped offset lower revenue in the period. We continue to progress well on our E-Mission solution for onshore production facilities. The digital offering uses proprietary process automation to provide the industry’s only real-time monitoring and control system that both reduces methane flaring by up to 50% and maximizes oil production.

International markets represented approximately 61% of total segment revenue in the third quarter. Our backlog provides us with visibility for international growth in 2023. TechnipFMC’s unique capabilities in these markets, which demand higher specification equipment, global services and local content, provide a platform for us to extend our leadership positions.

Drilling activity in international markets is less cyclical than in North America as most activities are undertaken by national oil companies which tend to maintain a longer-term view that exhibits less variability in capital spend. We continue to benefit from our exposure to the Middle East, the North Sea and Asia Pacific.

We continue to execute on our multi-year framework agreement with Abu Dhabi National Oil Company to provide wellheads, trees and associated services. We have also added new manufacturing capabilities in Saudi Arabia, where the country is expected to increase its sustainable oil capacity and significantly expand its natural gas production over the next decade. Our new facility also supports our commitment to develop a diverse and capable workforce as part of Aramco’s In-Kingdom Total Value Add Program and Saudi Vision 2030. The Middle East remains one of our largest market opportunities in the current decade.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three Months Ended
	September 30,		Change
(In millions, except %)	2023	2022	$	%
Revenue	$2,056.9	$1,733.0	$323.9	18.7

Costs and expenses
Cost of sales	1,690.5	1,474.4	216.1	14.7
Selling, general and administrative expense	183.8	151.9	31.9	21.0
Research and development expense	17.5	19.0	(1.5)	(7.9)
Impairment, restructuring and other expenses	4.3	6.9	(2.6)	(37.7)
Total costs and expenses	1,896.1	1,652.2	243.9	14.8

Other income (expense), net	(41.5)	(10.3)	(31.2)	(302.9)
Income from equity affiliates	20.6	13.8	6.8	49.3
Net interest expense	(26.7)	(30.9)	4.2	13.6
Income before income taxes	113.2	53.4	59.8	112.0
Provision for income taxes	19.5	42.7	(23.2)	(54.3)
Income from continuing operations	93.7	10.7	83.0	775.7
(Income) from continuing operations attributable to non-controlling interests	(3.7)	(5.7)	2.0	35.1
Income (loss) from continuing operations attributable to TechnipFMC plc	90.0	5.0	85.0	1,700.0
Loss from discontinued operations	—	(15.3)	15.3	100.0
Net Income (loss) attributable to TechnipFMC plc	$90.0	$(10.3)	$100.3	973.8
Revenue
Revenue increased $323.9 million during the three months ended September 30, 2023, compared to the same period in 2022. Subsea revenue increased by $293.3 million, primarily driven by a 24.5% higher backlog as of December 31, 2021, than December 31, 2022, converting into an increase in project revenues over the period. Surface Technologies revenue increased by $30.6 million, out of which $22.2 million is due to increased activity in the Middle East.

Gross Profit
Gross profit (revenue less cost of sales) increased to $366.9 million during the three months ended September 30, 2023, compared to $256.0 million in the prior-year period. Subsea gross profit increased year over year by $94.7 million, of which $42.0 million is due to volume increase and $52.7 million in favorable activity mix. Surface Technologies gross profit increased year-over-year by $13.1 million, of which $9.4 million due to North America’s improved operational performance and $6.4 million due to higher Middle East activity.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $31.9 million year-over-year, in support of increased business activities in both segments.

Impairment, Restructuring and Other Expenses
We incurred $4.3 million of impairment, restructuring and other expenses during the three months ended September 30, 2023, of which $1.9 million was impairment of equipment and right-of-use assets and $1.8 million restructuring costs from the closure of a site in Mexico. During the three months ended September 30, 2022, we incurred $3.6 million impairment and $3.3 million restructuring expenses mainly associated with impairment of assets and exiting our operations in Canada and Russia.

Other Income (Expense), Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. The $31.2 million year-over-year increase in net expense is driven by the impact of net foreign exchange losses in the quarter.

Income (Loss) from Equity Affiliates

For the three months ended September 30, 2023 and 2022, we recorded income from equity method affiliates of $20.6 million and $13.8 million, respectively, resulting from an increase in operational activity of our joint ventures.

Net Interest Expense
Net interest expense of $26.7 million decreased by $4.2 million in the three months ended September 30, 2023, compared to the same period in 2022, due to movement in outstanding debt and fluctuation in interest rates.

Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2023 and 2022 reflected effective tax rates of 17.2% and 80.0%, respectively. The year-over-year change in the effective tax rate was primarily related to losses in jurisdictions with a full valuation allowance and a change in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than those of the United Kingdom.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2023	2022	$	%
Revenue	$5,746.5	$5,006.0	$740.5	14.8

Costs and expenses
Cost of sales	4,828.8	4,323.0	505.8	11.7
Selling, general and administrative expense	487.7	454.6	33.1	7.3
Research and development expense	49.7	45.1	4.6	10.2
Impairment, restructuring and other expenses	10.0	15.1	(5.1)	(33.8)
Total costs and expenses	5,376.2	4,837.8	538.4	11.1

Other income (expense), net	(225.1)	33.5	(258.6)	(771.9)
Income from equity affiliates	35.9	23.5	12.4	52.8
Loss from investment in Technip Energies	—	(27.7)	27.7	100.0
Loss on early extinguishment of debt	—	(29.8)	29.8	100.0
Net interest expense	(75.7)	(92.5)	16.8	18.2
Income before income taxes	105.4	75.2	30.2	40.2
Provision for income taxes	100.2	91.0	9.2	10.1
Income (loss) from continuing operations	5.2	(15.8)	21.0	132.9
(Income) from continuing operations attributable to non-controlling interests	(2.0)	(19.4)	17.4	89.7
Income (loss) from continuing operations attributable to TechnipFMC plc	3.2	(35.2)	38.4	109.1
Loss from discontinued operations	—	(34.7)	34.7	100.0
Net income (loss) attributable to TechnipFMC plc	$3.2	$(69.9)	$73.1	104.6
Revenue
Revenue increased by $740.5 million during the nine months ended September 30, 2023, compared to the same period in 2022. Subsea revenue increase was driven by 24.5% higher backlog as of December 31, 2021, than December 31, 2022, converting into an increase of $530.2 million in project revenues. Surface Technologies revenue increased by $144.9 million, year-over-year, of which $79.5 million and $26.9 million are due to increase in operator activity in the Middle East and North America, respectively.

Gross Profit
Gross profit (revenue less cost of sales) increased to $920.5 million during the nine months ended September 30, 2023, compared to $674.0 million in the prior-year period. Subsea gross profit increased year-over-year by $199.9 million, of which $75.4 million is due to volume increase and $124.5 million due to favorable activity mix. Surface Technologies gross profit increased year-over-year by $43.9 million, of which $23.4 million is driven by North America’s improved operational performance and $21.3 million due to higher activity in the Middle East.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $33.1 million year-over-year, in support of increased activities in both segments.

Impairment, Restructuring and Other Expenses
We incurred $10.0 million of impairment, restructuring and other expenses during the nine months ended September 30, 2023, compared, to $15.1 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we incurred $6.6 million of restructuring and severance expenses, primarily associated with exiting operations in Canada and costs from the closure of a site in Mexico. Additionally, we incurred $1.8 million of asset impairment in the U.K. During the nine months ended September 30, 2022, we incurred impairment, restructuring and other expenses, primarily associated with exiting our operations in Russia and Canada.

Other Income (Expense), Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. For the nine months ended September 30, 2023, we recognized a $126.5 million non-recurring legal settlement charge and the remaining increase is mainly the year-over-year impact of net foreign exchange gains and losses. Excluding the non-recurring legal settlement charge, Other income (expense) net increase by $65.1 million year-over-year, which is the result of $79.6 million increase in net foreign exchange losses compensated by higher gains on sales of property, plant and equipment.

Income from Equity Affiliates

For the nine months ended September 30, 2023 and 2022, we recorded income from equity method affiliates of $35.9 million and $23.5 million, respectively, resulting from an increase in operational activity of our joint ventures.

Loss from Investment in Technip Energies

During the nine months ended September 30, 2022, we recorded a loss of $27.7 million as a result of our investment in Technip Energies. The amounts recognized represent fair value revaluation gains (losses) of our investment and the result of the sale of the investment. See Note 9 for further details.

Loss on Early Extinguishment of Debt

For the nine months ended September 30, 2022, we recognized a loss of $29.8 million on early extinguishment of debt which related to premium paid and write-off of bond issuance costs in connection with the repurchase of the 2021 Notes. See Note 11 for further details.

Net Interest Expense

Net interest expense of $75.7 million decreased by $16.8 million in the nine months ended September 30, 2023, compared to the same period in 2022, due to the reduction in outstanding debt.

Provision for Income Taxes
Our provision for income taxes for the nine months ended September 30, 2023 and 2022 reflected effective tax rates of 95.1% and 121.0%, respectively. The year-over-year change in the effective tax rate was primarily related to losses in jurisdictions with a full valuation allowance, a change in other discrete adjustments and in geographical profit mix year over year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $34.7 million for the nine months ended September 30, 2022. See Note 17 for further details.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 4 for further details.
Subsea

	Three Months Ended
	September 30,		Change
(In millions, except % and pts.)	2023	2022	$	%
Revenue	$1,708.3	$1,415.0	293.3	20.7
Operating profit	$177.7	$105.0	72.7	69.2

Operating profit as a percentage of revenue	10.4%	7.4%		3.0 pts.
Subsea revenue increased $293.3 million, as a continued positive impact of the backlog increase in 2022, compared to prior year. $143.6 million increase comes from Brazil, $116.9 million from Norway and $54.1million from the United States, offset by net $20.9 million decrease from the rest of the world.

Subsea operating profit for the three months ended September 30, 2023, increased by $72.7 million. $42.0 million comes from volume, combined with $52.7 million in favorable activity mix, partially offset by a $22.0 million increase in operating expense.

Surface Technologies

	Three Months Ended
	September 30,		Change
(In millions, except % and pts.)	2023	2022	$	%
Revenue	$348.6	$318.0	30.6	9.6
Operating profit	$33.3	$19.0	14.3	75.3

Operating profit as a percentage of revenue	9.6%	6.0%		3.6 pts.
Surface Technologies revenue increased by $30.6 million, $22.2 million of which is attributable to increased activity in the Middle East. During the three months ended September 30, 2023 and 2022, 60.6% and 54.0% of total segment revenue, respectively, was generated outside of North America, of which the Middle East represented 25.2% and 20.6%, respectively.

Surface Technologies operating profit increased versus the prior year by $14.3 million, of which $7.2 million is due to North America’s improved operational performance and $5.3 million due to higher Middle East activity.

Corporate Expense

	Three Months Ended
	September 30,		Change
(In millions, except %)	2023	2022	$	%
Corporate expense	$(24.7)	$(25.2)	0.5	2.0
Corporate expense of $24.7 million for the three months ended September 30, 2023 is related to costs associated with our support functions, such as corporate staff expenses, share-based compensation expense and other employee benefits.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Subsea

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2023	2022	$	%
Revenue	$4,714.3	$4,118.7	595.6	14.5
Operating profit	$397.9	$256.1	141.8	55.4

Operating profit as a percentage of revenue	8.4%	6.2%		2.2 pts.
Subsea revenue increased by $595.6 million, driven by increased backlog during 2022. $410.2 million increase comes from Brazil, $168.5 million from Norway, $172.9 million from the United States and $100.1 million from Guyana, offset by $321.8 million decline in Asia Pacific as projects reached completion in the region.

Subsea operating profit for the nine months ended September 30, 2023, increased by $141.8 million, $75.4 million from volume, combined with $124.5 million in favorable activity mix, partially offset by a $58.1 million increase in operating expense.

Surface Technologies

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2023	2022	$	%
Revenue	$1,032.2	$887.3	144.9	16.3
Operating profit	$81.4	$32.7	48.7	148.9

Operating profit as a percentage of revenue	7.9%	3.7%		4.2 pts.
Surface Technologies revenue increased by $144.9 million, $79.5 million of which is the result of increased activity in the Middle East and $26.9 million is due to increased operator activity in North America. During the nine months ended September 30, 2023 and 2022, 58% and 54% of total segment revenue, respectively, was generated outside of North America.

Surface Technologies operating profit increased year-over-year by $48.7 million. $21.3 million is due to North America’s improved operational performance and $27.4 million is the result of higher activity in international markets.

Corporate Expense

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2023	2022	$	%
Corporate expense	$(205.6)	$(76.7)	(128.9)	(168.1)

Corporate expense increased by $128.9 million, or 168.1%, year-over-year, mostly due to the non-recurring legal settlement costs of $126.5 million incurred during the nine months ended September 30, 2023.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Subsea	$1,828.0	$1,400.8	$8,479.0	$5,222.4
Surface Technologies	317.1	449.2	972.3	1,014.2
Total inbound orders	$2,145.1	$1,850.0	$9,451.3	$6,236.6
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the transaction price for products and services for which we have a material right, but work has not been performed. See Note 3 for further details.

	Order Backlog
(In millions)	September 30, 2023	December 31, 2022
Subsea	$12,073.6	$8,131.5
Surface Technologies	1,157.1	1,221.5
Total order backlog	$13,230.7	$9,353.0
Subsea - Subsea backlog of $12.1 billion as of September 30, 2023 increased by $3.9 billion compared to December 31, 2022. Subsea backlog was composed of various subsea projects, including Petrobras Buzios 6, Mero I, Mero II and Marlim; Total Energies Mozambique LNG, Lapa North East and Clov 3; ExxonMobil Yellowtail and Uaru; AkerBP Utsira; Azule Energy Agogo; Shell Jackdaw and Dover; Husky West White Rose; Equinor BM-C33, Rosebank and Irpa, Verdande; Tullow Jubilee South East; Wintershall Maria and Dvalin; and Harbour Talbot.

Surface Technologies - Order backlog for Surface Technologies as of September 30, 2023 decreased by $64.4 million compared to December 31, 2022.

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

The following table provides a reconciliation of our total debt to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$690.9	$1,057.1
Short-term debt and current portion of long-term debt	(407.3)	(367.3)
Long-term debt, less current portion	(933.5)	(999.3)
Net debt	$(649.9)	$(309.5)

Cash Flows
Operating cash flows from continuing operations - We used $8.1 million and $214.3 million of cash in operating activities from continuing operations during the nine months ended September 30, 2023 and 2022. The decrease of $206.2 million in cash used by operating activities from continuing operations was primarily due to timing differences on project milestones, vendor payments for inventory, and fluctuations in derivative assets and liabilities.

Investing cash flows from continuing operations - We used $63.5 million of cash in investing activities from continuing operations during the nine months ended September 30, 2023 as compared to $213.3 million cash generated in investing cash flows from continuing operations during the same period in 2022. The decrease of $276.8 million in cash from investing activities was primarily due to $288.5 million proceeds received from sales of our investment in Technip Energies during 2022 and an increase in cash required of $59.4 million for capital expenditures. This cash need was offset by $61.9 million cash from sale of assets, of which $54.4 million was related to the sale of Apache II pipelay vessel.

Financing cash flows from continuing operations - Financing activities from continuing operations used $276.7 million and $626.8 million of cash during the nine months ended September 30, 2023 and 2022, respectively. The decrease of $350.1 million in cash used by financing activities was driven by long-term debt pay down activity of $451.7 million during the nine months ended September 30, 2022, partially offset by an increase of $100.0 million in share repurchases during the nine months ended September 30, 2023.

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
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of September 30, 2023, there were $54.2 million letters of credit outstanding, and our availability under the Revolving Credit Facility was $1,195.8 million.
Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are BB+ for our long-term unsecured, guaranteed debt (2021 Notes) and BB for our long-term unsecured debt (the Private Placement notes). Our credit ratings with Moody’s are Ba1 for our long-term unsecured, guaranteed debt. See Note 11 for further details regarding our debt.
On July 26, 2023, our Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share. The cash dividend of $0.05 per share was paid on September 6, 2023, to shareholders of record as of the close of business on the New York Stock Exchange on August 22, 2023. Cash dividends paid during the three and nine months ended September 30, 2023 was $21.8 million. We intend to pay dividends on a quarterly basis, and this dividend represents $0.20 per share on an annualized basis.

On July 26, 2023, our Board of Directors authorized additional share repurchase of up to $400.0 million. Together with the existing program, our total share repurchase authorization was increased to $800.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $50.1 million of ordinary shares during the three months ended September 30, 2023, Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $250.3 million of ordinary shares through September 30, 2023. Based upon the remaining repurchase authority of $549.7 million and the closing stock price as of September 30, 2023, approximately 27.0 million ordinary shares could be subject to repurchase.

We expect to repurchase shares from time to time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, and any other means in accordance with applicable securities laws. The share repurchase program does not obligate us to repurchase shares and may be suspended or discontinued at any time at our discretion.

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
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2023, there were no changes to our identified critical accounting estimates.
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

On June 22, 2023, the Company, through its subsidiary Technip UK Limited, along with Technip Energies SAS, a subsidiary of Technip Energies NV, reached a resolution with the PNF of all outstanding matters, including its investigations into historical projects in Equatorial Guinea, Ghana, and Angola. The resolution took the form of a convention judiciaire d'interet public, (“CJIP”), which does not involve any admission of liability or guilt. Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three months ended June 30, 2023, we recorded a $126.5 million liability incremental to our existing provision. After making a scheduled installment payment of €24.7 million on July 13, 2023, we have an outstanding balance, after foreign exchange impact, of $164.0 million in other current liabilities in our condensed consolidated balance sheet as of September 30, 2023.

TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2023.
The following table summarizes repurchases of our ordinary shares during the three months ended September 30, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2023 to July 31, 2023	160,000	$18.38	160,000	32,539,540
August 1, 2023 to August 31, 2023	2,051,404	$18.32	2,051,404	29,368,163
September 1, 2023 to September 30, 2023	462,217	$20.50	462,217	27,025,139
Total	2,673,621	$18.70	2,673,621	27,025,139
____________________
(a)In July 2023, the Board of Directors authorized additional share repurchase of up to $400.0 million. Together with the existing program, the Company’s total share repurchase authorization was increased to $800.0 million. For the three months ended September 30, 2023, we repurchased 2,673,621 shares for a total cost of $50.1 million at an average price of $18.70 per share.

(b)Based upon the remaining repurchase authority and the closing stock price as of the last trading date of the respective period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Separation, Release and Waiver of Claims and Restrictive Covenant Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2023) (File No. 001-37983)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
TechnipFMC plc
(Registrant)

/s/ Krisztina Doroghazi
Krisztina Doroghazi
Senior Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: October 26, 2023