Form 10-K
period 2023-12-31
TechnipFMC plc
filed 2024-02-27
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 30, 2023, by the closing price on such day of $16.62 as reported on the New York Stock Exchange, was $5.3 billion.

Class	Outstanding at February 22, 2024
Ordinary shares, $1.00 par value per share	432,847,108
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include our ability to close the Measurement Solutions transaction, on a timely basis, if at all and the risks associated therewith; unpredictable trends in the demand for and price of oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; our inability to develop, implement and protect new technologies and services and intellectual property related thereto, including new technologies and services for our New Energy business; the cumulative loss of major contracts, customers or alliances and unfavorable credit and commercial terms of certain contracts; disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business; the refusal of DTC to act as depository and clearing agency for our shares; the impact of our existing and future indebtedness and the restrictions on our operations by terms of the agreements governing our existing indebtedness; the risks caused by our acquisition and divestiture activities; additional costs or risks from increasing scrutiny and expectations regarding ESG matters; uncertainties related to our investments in New Energy business; the risks caused by fixed-price contracts; our failure to timely deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; risks of pirates and maritime conflicts endangering our maritime employees and assets; any delays and cost overruns of new capital asset construction projects for vessels and manufacturing facilities; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with existing and future laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; the additional restrictions on dividend payouts or share repurchases as an English public limited company; uninsured claims and litigation against us; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; potential departure of our key managers and employees; adverse seasonal, weather, and other climatic conditions and unfavorable currency exchange rates; risk in connection with our defined benefit pension plan commitments; and our inability to obtain sufficient bonding capacity for certain contracts, as well as those set forth in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

Certain forward-looking and other statements in this Annual Report on Form 10-K are informed by various Environmental, Social and Governance (“ESG”) standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not, and should not be interpreted as necessarily being, “material” under the federal securities laws for the U.S. Securities and Exchange Commission (the “SEC”) reporting purposes, even if we use the word “material” or “materiality” in this document. ESG information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and our approach to and discussion of these matters may continue to evolve as well. For example, our disclosures may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control.

PART I
ITEM 1. BUSINESS
Company Overview
TechnipFMC plc (“TechnipFMC,” the “Company,” “we,” or “our”) is a leading technology provider to the traditional and new energy industries, delivering fully integrated projects, products, and services. With our proprietary technologies and comprehensive solutions, we are transforming our clients’ project economics helping them unlock new possibilities to develop energy resources while reducing carbon intensity and supporting their energy transition ambitions.
Organized in two business segments — Subsea and Surface Technologies — we will continue driving change in the energy industry with our pioneering integrated ecosystems, technology leadership and digital innovation.
Each of our approximately 21,000 employees is driven by a commitment to our clients’ success and a culture of execution excellence, purposeful innovation, and challenging industry conventions.
History
On January 17, 2017, FMC Technologies, Inc. and Technip S.A. combined through a merger of equals to create a global subsea leader, TechnipFMC, that would drive change by redefining the development of the subsea infrastructure used in the production of oil and natural gas through a new integrated commercial model. By integrating the complementary work scopes of the subsea production system (“SPS”) with the subsea umbilicals, risers, and flowlines (“SURF”) and installation vessels, we can more efficiently deliver an entire subsea development utilizing our integrated engineering, procurement, construction and installation model, which we refer to as iEPCI™ (“iEPCI”).
As the only subsea provider to integrate these work scopes, we successfully created a new market and helped expand the deepwater opportunity set for our clients during a challenging market environment. iEPCI has since grown to represent nearly one-third of the addressable subsea market, validating the benefits of our unique business model aimed at improving project economics by lowering project costs and accelerating the delivery schedule of hydrocarbon production. We have created a differentiated platform for further expansion and value creation through our technology innovation, including our Subsea 2.0™ (“Subsea 2.0”) configure-to-order product suite, our vast network of customer partnerships, and our services business levered to serve our large and expanding installed base.
On February 16, 2021, we completed the separation of the Technip Energies business segment (the “Spin-off”). Technip Energies offered design, project management, and construction services spanning the entire downstream value chain. The separation created two industry-leading, independent, publicly traded companies, TechnipFMC and Technip Energies.
Following the separation of Technip Energies, the Company completed the voluntary delisting of our shares from Euronext Paris in February 2022. A single listing on the New York Stock Exchange was more consistent with the Company’s strategic refocus and the geographic location of our shareholder base and allowed the Company to better align with our most appropriate peer set.

BUSINESS SEGMENTS
Subsea
Our Subsea segment provides integrated design, engineering, procurement, manufacturing, fabrication, installation, and life of field services for subsea systems, subsea field infrastructure, and subsea pipeline systems used in oil and natural gas production and transportation.

We are an industry leader in front-end engineering and design (“FEED”), subsea production systems (“SPS”), subsea flexible pipe, subsea umbilicals, risers, and flowlines (“SURF”), and subsea robotics. We also have the capability to install and service these products and systems using our fleet of highly specialized vessels. We are able to drive even greater value to our clients by integrating the SPS and SURF through more efficient design and installation of subsea field architecture. The resulting improvement in project economics has enabled the successful market adoption of our integrated engineering, procurement, construction and installation model, iEPCI, which now serves as the industry standard for integrated project execution.
iEPCI is our unique, fully integrated approach to designing, managing, and executing subsea projects. By combining complementary skills with innovative technologies, we improve project economics by lowering costs and accelerating time to first oil and natural gas for our clients. iEPCI projects are partnerships based on mutual trust and sharing knowledge. Success is built on early engagement and a collaborative, cooperative approach, both internally and with our clients.
Our integrated commercial model often begins with an integrated FEED study, or iFEED™ (“iFEED”), where we are uniquely positioned to influence project concept and design through early client engagement, allowing for the highest degree of integration. Using innovative solutions for subsea architecture, including standardized configurable equipment, new technologies, digital services, and simplified installation, we can optimize field design and layout.
Our first-mover advantage and ability to convert iFEED studies into iEPCI contracts, often as direct awards, creates a unique set of opportunities for us. This allows us to deliver a fully integrated – and technologically differentiated – subsea system, and to better manage the complete work scope through a single contracting mechanism and a single interface.
Following project delivery, we continue to support our clients by offering aftermarket and life of field services, which include production optimization, asset life extension, debottlenecking, and condition-based maintenance. Our wide range of capabilities and solutions allow us to help clients increase oil and natural gas recovery and equipment uptime while reducing overall cost. Our integrated life of field offering, iLOF™, is designed to unlock the full potential of subsea infrastructures during operations by proactively addressing the challenges operators face over the life of subsea fields.
Subsea Segment Products and Services
Subsea Production Systems (SPS). Our SPS are used in the offshore production of oil and natural gas. Systems are placed on the seafloor and are used to control the flow of oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility.
Our products and integrated systems include subsea trees, chokes and flow modules, manifold pipeline systems, controls and automation systems, well access systems, multiphase and wet-gas flow meters, and additional technologies. We offer both electro-hydraulic and all-electric Subsea Production Systems, depending on the specific needs of the customer or field. The design and manufacture of our subsea systems requires a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure of deepwater environments, as well as internal pressures of up to 20,000 pounds per square inch (psi) and temperatures of up to 400º F. The development of our integrated subsea production systems includes initial engineering design studies and field development planning, and considers all relevant aspects and project requirements, including optimization of drilling programs and subsea architecture.
Subsea Processing Systems. Our subsea processing systems, which include subsea boosting, subsea gas compression, and subsea separation, are designed to accelerate production, increase recovery, extend field life, lower greenhouse gas emissions, and lower operators’ production costs for greenfield and brownfield applications.
Subsea Umbilicals, Risers and Flowlines (SURF). We are a leading provider of SURF infrastructure. We develop, engineer, manufacture and install umbilicals, flexible, hybrid-flexible and rigid pipelines, connections, and tie-ins for subsea systems.
We offer a comprehensive range of umbilical systems including steel tube umbilicals, thermoplastic hose umbilicals, power and communication systems, and hybrid umbilicals.

We are the industry leader in the design and manufacture of flexible pipe that consists of the combination of plastic and steel layers that can be easily adapted to the diverse requirements of subsea developments. We are also the industry innovator in “hybrid-flexible” pipe, which utilizes unique and proprietary thermoplastic composite materials to meet the needs of the most challenging production environments. Our rigid pipes are designed to optimize flow assurance through innovative insulation coatings, electric trace heating, plastic liners, and pipe-in-pipe systems.
Vessels. We have a fleet of 16 vessels, which typically perform the installation of our products and systems. We have sole ownership of eight vessels, ownership of six vessels as part of joint ventures, and two vessels operated under charter agreements.
Subsea Services. Subsea Services provides a portfolio of Well and Asset services that drive value and efficiency throughout the life of our clients' subsea development cycle. Our vision is to deliver customer service excellence every day, with the purpose of maximizing the performance of our clients’ well and asset operations.
Well Services include the following offerings:

•Drilling: exploration and production wellhead systems and services;
•Installation: installation of subsea production and processing systems;
•Intervention: rig and vessel-based well intervention services;
•Plug and abandonment: rig- and vessel-based subsea equipment retrieval and plug and abandonment; and
•ROV: remotely operated vehicle (“ROV”) support services.

Asset Services include the following offerings:

•Maintenance: test, modification, refurbishment and upgrade of subsea equipment and tooling;
•Asset integrity: optimizing the performance of the subsea asset through product and field data, including inspection, maintenance, and repair ("IMR"); and
•Production management: enhanced well and field production, including real-time virtual metering and flow assurance services.

Robotics. Our Schilling Robotics business is the leading designer and manufacturer of Subsea Remotely Operated Vehicles (ROVs), ROV tooling systems, and robotic manipulator arms. We continue to revolutionize deepwater productivity – enabling safe and more challenging subsea developments through our advanced and industry-leading robotic technologies.
The Company manufactures GEMINI®, a fully integrated, next generation ROV intervention system that provides unprecedented subsea productivity for our clients. The integration of ROV, manipulators and tooling, advanced automation, and computer vision technology, enables a transition to highly-automated subsea robotics, which reduces task time from hours to minutes, ensuring predictable results every time. GEMINI® can easily access tools for subsea intervention operations without returning to deck to reconfigure tooling – maximizing productivity and significantly reducing operating time offshore.
Our robotic offerings also include the Athena™ manipulator system – the latest addition to the portfolio – which leverages a subset of GEMINI® technologies and can be retrofitted to existing ROVs.
Subsea Studio™ Digital Platform. Through Subsea Studio™, we connect data, technology, and expertise to optimize the development, execution, and operation of current and future subsea fields. Our open ecosystem connects applications using common data models throughout a project’s lifecycle and can exchange data with suppliers, partners, and clients, providing immediate access to information to improve the efficiency and quality of decisions and planning.
Dependence on Key Customers
Generally, our customers in the Subsea segment are major integrated oil companies, national oil companies, and independent exploration and production companies. Petrobras accounted for more than 16 percent of our 2023 consolidated revenue. Our list of customers has expanded to more than 40 unique clients, which has allowed us to further diversify our dependence away from any single customer.

We actively pursue alliances with companies engaged in the subsea development of oil and natural gas to promote our integrated systems for subsea production. These alliances are typically related to the procurement of subsea production equipment, although some are related to engineering, procurement, construction, and installation services. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments. Operators have also sought alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide integrated solutions to meet their needs.
Our alliances establish important ongoing relationships with our customers. While these alliances do not contractually obligate our customers to purchase our systems and services, they have resulted in a growing number of direct awards to the Company.
The commitment to our customers goes beyond project delivery, and we foster these alliances with transparency and collaboration to better understand their needs and ensure customer success.
Competition
We are the only fully integrated company that can provide the complete suite of SPS and SURF equipment with the installation and life of field services, enabling us to develop a subsea field as a single company. We compete with companies that supply various components and services of a subsea development. Our competitors include Baker Hughes Company, Dril-Quip, Inc., McDermott International, Inc., NOV Inc., Oceaneering International, Inc., SLB, and Subsea 7 S.A.
Seasonality
Seasonal weather conditions generally subdue drilling activity, reducing vessel utilization and demand for subsea services as certain activities cannot be performed. As a result, the level of offshore activity in our Subsea segment is negatively impacted during such periods.
Strategy
Our vision for Subsea is to focus on safely providing innovative technologies and integrated solutions that drive change, improving economics, enhancing performance, and reducing emissions.
Our offering is enabled by our digital solutions and products that unlock new possibilities for growth in energy resources. Through our established services and transformative offerings, including iEPCI and the Subsea 2.0™ Configure-to-Order (“CTO”) platform, we are making energy produced offshore more sustainable and competitive with alternative sources.
As we look to the future, we remain focused on innovation, client relationships, and execution excellence. Our success will be achieved in part by developing and empowering our people, becoming a data-centric organization, advancing automation and robotics, and delivering all-electric fields.
The energy landscape is evolving rapidly, and we are confident that oil and natural gas will remain a significant portion of the energy mix in the decades to come. By capitalizing on our subsea expertise, core competencies, and integration capabilities, we will continue to improve the project economics of both oil and natural gas and new energies, while reducing carbon emissions.
Product Development
We are industrializing our Subsea business with Subsea 2.0 by using pre-engineered modular architectures to achieve a fully flexible suite of product offerings, while making an evolutionary shift from unique project requirements to a CTO execution model.
Our Subsea 2.0 configurable product platform consists of pre-engineered products designed to provide the flexibility to accommodate client needs and functional requirements, combining field-proven and new technologies.

Our CTO execution model requires no product engineering work to deliver these configurable products to our clients, which ensures quality, manufacturing, supply chain, and services are fully industrialized in order to deliver the value offered with Subsea 2.0.

By pivoting from bespoke Engineer-to-Order solutions, to pre-engineered CTO products, we can leverage the efficiencies our execution model creates and bring value to our clients through reduced lead time, an optimized execution model, and improved predictability and reliability for delivery. CTO also allows us to drive manufacturing efficiency to improve throughput and increase capacity of the existing manufacturing assets.
Our CTO Subsea 2.0 program attributes include:

•Pre-engineered standard configurations;
•Pre-approved and qualified supply chain;
•Pre-defined quality, code, and surveillance requirements;
•Optimized manufacturing with dedicated capacity; and
•Pre-defined and developed services.

Our core Subsea 2.0 products include subsea trees, compact manifolds, flexible jumpers, distribution, controls, flexible pipe, umbilicals, and integrated connectors. Additional components of the subsea infrastructure will be made available on this configurable platform as we further industrialize our product offering.
We are also qualifying a new hybrid-flexible pipe technology that utilizes thermoplastic composite technology and is highly resistant to corrosive compounds. Hybrid flexible pipe brings many advantages to the market, including the ability to withstand the most corrosive production environments, but also significant operational advantages due to the lighter materials.
In the third quarter of 2022, we renewed the TechnipFMC and Halliburton technology alliance. This extends our agreement signed in 2017 with a focus on the development of innovative technologies for use in all-electric wells, subsea interventions, subsea fiber optics, and carbon transportation and storage. By collaborating on certain field domains, we are able to develop disruptive technologies to improve productivity, reduce cost, and lower emissions of our clients. We believe the alliance has a superior value proposition, leveraging TechnipFMC’s pioneering integrated ecosystems (such as iEPCI) and technology leadership with Halliburton’s subsurface, well completion, and production knowledge and service offering.

Acquisitions and disposals, Investments, and Partnerships

Acquisitions and disposals

We did not have any material acquisitions in 2023.
In August 2023, the Company completed the sale of the Apache II pipelay vessel for net cash proceeds of $54.4 million.
Investments
As part of our commitment to advancing the country's emerging energy industry, in April 2022, we officially opened our new service base in Georgetown, Guyana. More than 100 Guyanese women and men are at the heart of our world-class Service Center, with this number projected to grow in response to the increased activity in the area over the next several years. The Guyana Service Base consists of a low bay, storage, and testing capabilities for both drilling and completion activities.
Partnerships
Refer to the Other Business Information Relevant to Our Business Segments section of this Annual Report on Form 10-K for information about our partnerships.
Surface Technologies
Our Surface Technologies segment designs, manufactures, and services fully integrated products and systems used by companies involved in land and shallow water exploration and production of oil and natural gas, as well as specialized equipment supporting integrated carbon transportation and storage ("iCTSTM"), hydrogen storage, and geothermal production. Surface Technologies provides integrated solutions for onshore applications in drilling, stimulation, production, measurement, digital, and services globally.

Principal Products and Services
Drilling. We provide a full range of drilling and completion systems for both standard and custom-engineered applications. The client base for drilling and completion offerings is energy production, transportation, and storage companies.
Surface Wellheads and Production Trees. Our products are used to control and regulate the flow of oil and natural gas from the well. The wellhead is a system of spools and sealing devices from which the entire downhole well string hangs and provides the structural support for surface production trees. The production tree is comprised of valves, actuators and chokes which can be combined into various configurations, depending on client-specific requirements.
These systems are designed for onshore unconventional, onshore conventional, and offshore platform applications, and are typically sold directly to exploration and production operators during the drilling and completion phases of the well lifecycle. Our surface wellheads and production trees are used worldwide and include a full range of system configurations from conventional wellheads, to high-pressure, high-temperature production tree systems for extreme production applications.

We provide services for these systems, including service personnel and rental tooling, life of field maintenance, as well as digital monitoring and remote operational control and automation.
Our products are also used for geothermal production and CO2 injection, and we have qualified designs to support underground hydrogen storage solutions.
Stimulation and Pressure Pumping. We design and manufacture equipment used in well completion and stimulation activities. Our iComplete™ offering is the first integrated pressure control system for the onshore unconventional stimulation market. Our extensive knowledge of flexible pipe, manifold, and check valve technologies has been adapted to make this a very reliable and predictable system. iComplete™ utilizes our digital offering CyberFrac™ to improve safety by reducing manpower in high-risk areas (“red zone”), boost efficiency by automating operations and reduce unplanned stoppages by using predictive analytics. Our system can also manage continuous pumping and multi-well operations and integrate data from adjacent wells. Together, this significantly reduces safety risks and the cost of operations for our clients.
Fracturing Tree and Manifold Systems. During the completion of a shale well, the well undergoes hydraulic fracturing. During this phase, durable and wear-resistant wellsite equipment is temporarily deployed.
Our equipment includes fracturing tree systems, fracturing valve greasing systems, hydraulic control units, fracturing manifold systems, and rigid and flexible flowlines, and is designed to sustain the high pressure and the highly erosive fracturing fluid which is pumped through the well in the formation. Exploration and production operators typically rent this equipment directly from the Company during the hydraulic fracturing activities. Fracturing equipment rental includes rig-up/rig-down field service personnel as well as oversight and operation of the equipment during the multiple fracturing stages.
Flexible Pipe. We have been a leading supplier of flexible pipe since the 1970s and our Coflexip® product is an industry standard for drilling and stimulation operations offshore. We have adapted this product for use in high-pressure, high-volume stimulation. Our PumpFlex™, WellFlex™, and PadFlex™ products are incorporated into most shale operations and are an integral part of our iComplete™ system. Our product is the only mechanical solution available today and has demonstrated excellent wear resistance and durability.
Flowline. We are a leading supplier of flowline products and services to the oilfield industry. From the original Chiksan® and Weco® products to our revolutionary equipment designs and integrated services, our family of flowline products and services provides our clients with reliable and durable pressure pumping equipment. Our total solutions approach includes the InteServ tracking and management system, mobile inspection and repair, strategically located service centers, and Chiksan® and Weco® spare parts.
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

Our E-MissionTM suite addresses ways to reduce carbon intensity in the production of oil and natural gas products. By leveraging digital solutions to optimize the performance of assets on the production site, it helps to reduce flaring and CO2 emissions, predicting methane escape events by using machine learning, thereby helping to prevent such events from ever happening.

Our iProductionTM system is the first automated integrated production platform for onshore unconventional resources. This system can be deployed at new and existing client sites to upgrade technology, improve safety, and reduce operating costs and carbon emissions.

Our digital systems leverage two of our core software products - our proprietary UCOS system for control and automation of assets, and InsiteX for data visualization and analytics. These systems are deployed in standalone applications, which address real client issues and can be integrated seamlessly to form an ecosystem or system level Digital Twin. These technologies help clients improve health and safety, reduce carbon intensity, reduce operating expense, reduce unplanned shutdowns, and increase productivity.

Well Control and Integrity Systems. We supply both hydraulic and electrical control components and safety systems designed to safely and efficiently run a well pad, offshore platform module, or production facility. Our systems are based on standardized, field-proven solutions and are designed for minimal maintenance during life of field operations.

Separation and Processing Systems. We provide industry-leading technology for the separation of oil, gas, sand, and water. These solutions are used in onshore production facilities and on offshore platforms worldwide. Our family of separation products delivers client success by increasing efficiency and throughput and reducing the footprint of processing facilities. Our separation systems offering includes internal components for oil and natural gas multiphase separation, in-line separation, and solids removal, as well as fully assembled separation modules and packages designed and fabricated for oil and natural gas separation, fracturing flowback treatment, solids removal, and primary produced water treatment.

Standard Pumps and Skid Systems. We provide complete skid solutions, from design consultation through startup and commissioning. We offer a diverse line of reciprocating pumps, customized according to the application with pressure ranges available up to 10,000 psi and flow rates up to 1,500 gallons per minute.

Measurement Solutions. We deliver accurate and reliable measurement solutions for the transportation, distribution, and storage of energy products by truck, rail, vessel, aircraft, and pipeline. We are making measurement smarter with integrated flow measurement and automation solutions. Our clients can also reduce complexity by working with one supplier that can provide measurement and control systems, automation, and key data insights.

Our systems are an industry standard in mechanical custody metering, and we are adapting technology for the emerging harsh gas environment in metering CO2 and hydrogen, which will be critical to the energy transition.

Services. We offer our clients a comprehensive suite of service packages to ensure optimal performance and reliability of our upstream and midstream equipment. These service packages include all phases of the asset’s life cycle from early planning stages through testing and installation, commissioning, and operations, replacement and upgrade, maintenance, storage, preservation, intervention, integrity, decommissioning, and abandonment.

Dependence on Key Customers
Surface Technologies’ customers include major integrated oil companies, national oil companies, independent exploration and production companies and oil and natural gas service companies. No single Surface Technologies customer accounted for 10 percent or more of our 2023 consolidated revenue.
Competition

We are a market leader for many of our products and services. Some of the factors that distinguish TechnipFMC from other companies in the sector include our technological innovation, integrated solutions, reliability, and product quality. Surface Technologies competes with other companies that supply surface production equipment and pressure control products, including Baker Hughes Company, Cactus, Inc., Forum Energy Technologies, Inc., Gardner Denver, Inc., SLB, Halliburton Co, and SPM Oil & Gas.

Strategy
We serve the onshore and shallow water markets from well to export pipeline, providing our clients with reductions in cost, cycle time, and carbon intensity. We distinguish our offerings through three key strengths:
Core Technology. We are committed to applying technology within our core products to solve client problems, leveraging the benefits of smarter designs.
Decarbonization. We are developing new ways for our clients to make the production of oil and natural gas less carbon intensive.

Digital and Automation. We are leveraging simple, pragmatic digital solutions to improve health and safety, reduce carbon intensity, reduce operating cost, reduce non-productive time, and increase production.
Acquisitions and disposals, Investments, and Partnerships
Acquisitions and disposals
We did not have any material acquisitions in 2023.
In November 2023, TechnipFMC announced an agreement to sell the Company’s Measurement Solutions business to One Equity Partners for $205 million in cash, subject to customary adjustments at the closing of the transaction. As part of the Surface Technologies segment, the Measurement Solutions business encompasses terminal management solutions and metering products and systems and includes engineering and manufacturing locations in North America and Europe. This transaction is expected to be completed by the end of the first quarter of 2024.
Investments
In 2022, we started the manufacture of our first in-country orders in our new facility in Dhahran, Saudi Arabia. The facility is part of our continued investment in the Middle East and positions us to respond to the expected increase in activity in the area. The new facility extends our range of capabilities and offers greater in-country value-add, supporting our full portfolio with high technology equipment in the drilling, completion, production, and pressure control sectors.
We also committed to investing in new manufacturing space at our ICAD facility in Abu Dhabi in support of our 10-year framework agreement with ADNOC for the supply of surface wellheads, trees and associated services. We are the first company to be API6A qualified and in 2023, we became one of the first to secure a license to operate as a 100 percent foreign-owned entity in Abu Dhabi.
To support our developments in the Middle East, we are investing in hiring, training, and developing personnel in the region. These investments position us to respond to the increasing demand for local content and increasing opportunity in the region.
Partnerships
Refer to the Other Business Information Relevant to Our Business Segments section of this Annual Report on Form 10-K for information about our partnerships.
OTHER BUSINESS INFORMATION RELEVANT TO OUR BUSINESS SEGMENTS
Capitalizing on Energy Transition
Since our inception as an integrated company in 2017, TechnipFMC has been pursuing innovation to reduce emissions within the conventional energy space. We have also been exploring ways to position ourselves in the energy transition by delivering differentiated solutions and leveraging our core competencies and existing resources. This is the role of our New Energy business at TechnipFMC, where we will serve as system architect and integrator, from technology development through project delivery and life of field services. We believe offshore will be the next frontier of the energy transition, and our Company is ready to accelerate and grow our contribution.
We plan to be a key enabler of greenhouse gas removal, offshore floating renewables, and hydrogen solutions. To excel in these three pillars, we will leverage our onshore and offshore expertise and demonstrated capabilities in project integration. We will commercialize innovative solutions through our continued collaboration with energy companies and technology providers.

We will also utilize a configure-to-order (“CTO”) manufacturing model to create superior value for our clients.
Our contributions to greenhouse gas removal begin with carbon transportation and storage (“CTS”). Leveraging our existing equipment and integration expertise, we will safely transport and store carbon dioxide (“CO2”) using our integrated carbon transportation and storage solution, or iCTSTM. CTO modules for CO2 distribution and injection will reduce project-specific engineering while enabling custom storage system solutions to be built from pre-engineered products. Integrated control systems will provide flexibility to manage a wide range of functionalities, from surface and subsea injection equipment to downhole and seabed reservoir monitoring systems. We are also developing advanced digital solutions for onshore and offshore storage projects that will enable constant monitoring of CO2 at both the storage site and in the subsurface, a critical element of the CTS value chain.
We also see strong integration potential across offshore renewable markets, driven by continued development of wind, wave, and tidal technologies. By leveraging our extensive experience in project integration throughout the water column, from the ocean surface to the seafloor, we will bring scalability to offshore renewable markets in our role as system architect.
When used as baseload generation, renewable power sources do increase variability to the system and require additional energy storage capacity to ensure continuity of supply. We believe that creating large scale storage solutions to overcome this challenge is fundamental to the expanded use of renewable power, and we have been developing our Long Duration Energy Storage (“LDES”) hydrogen solution for offshore renewables to help meet the growing demand for power.
We will approach integration opportunities in renewable markets with an execution model that builds on the success of our iEPCI model in oil and natural gas. By acting as system architect and integrator in a complex and rapidly changing environment, we can play a meaningful role in enabling offshore renewable solutions.
The Markets
Greenhouse gas removal. We believe one of the safest and most efficient storage locations for greenhouse gases is in naturally occurring reservoirs and saline aquifers.
Existing equipment developed by our Surface Technologies and Subsea businesses can be leveraged to achieve this aim. Our efforts and achievements in this area include:
•Development of our integrated carbon transportation and storage system, or iCTSTM;
•Development and manufacturing of new gas transportation technologies, including thermoplastic composite pipe and hybrid flexible pipe;
•Agreement to commercialize PETRONAS’ unique natural gas processing membrane which reduces emissions of CO2 and hydrogen sulfide by integrating the technology into our onshore and offshore production offering; and
•Awards for several commercial contracts for carbon injection wellheads to be used for permanent sequestration in the Middle East, Australia, and the Netherlands.

Offshore floating renewables. TechnipFMC aspires to lead the offshore floating renewables industry by leveraging our differentiated technologies, product standardization, and system integration approach. This emerging market is predicted to grow from very limited today, to an installed base of 11 gigawatts by 2030. Our efforts and achievements in this area include:
•Partnership with Magnora ASA, Magnora Offshore Wind, to develop floating offshore wind projects;
•Partnership with Floating Power Plant, a renewable energy technology company, for an offshore green hydrogen pilot in the Canary Islands which will leverage our Deep PurpleTM system to deliver stable, renewable, and scalable energy offshore;
•Strategic investment in Orbital Marine Power, owner of the world's most powerful floating tidal energy turbine, which we believe to be the most mature tidal technology;
•Development of best-in-class 66KV dynamic inter array cables, (“DIAC”), which are a key component of our engineered system used by floating renewables infrastructure to transmit electricity generated offshore to the onshore power grid; and
•Development of advanced integrated water column solutions, including the engineering of the optimum coupled DIAC and mooring and anchoring system.

Hydrogen solutions. We believe hydrogen will become an important part of the global energy mix needed to reach Net Zero targets, driven in part by regulatory frameworks. Hydrogen as an energy carrier will bring reliability, stability, and efficiency to renewable sources. TechnipFMC’s extensive experience with oil and natural gas resources positions us well to develop new solutions for this emerging offshore market. Our strategy is focused on two main areas: the transportation and storage of green hydrogen produced offshore and in coastal areas, and LDES, where hydrogen is used as a battery solution that can exceed the traditional efficiency limits of lithium-ion technologies. Our efforts and achievements in this area include:
•Deep Purple™, which is our sustainable energy solution that provides renewable and scalable energy production offshore by integrating hydrogen production, compression, storage, and re-electrification via a fuel cell. An at-scale pilot program began in Norway in January 2022 and was successfully completed in October 2023;
•The Hardanger Hydrogen Project, with several partners including Statkraft, where TechnipFMC will qualify its subsea hydrogen storage pressure vessels and associated connection hardware, such as umbilicals and connectors. We may also provide hydrogen subsea storage for the next commercial phases of the project; and
•Hydrogen wellhead products and underground storage solutions as well as the integration of these systems including participation in Storengy’s Hydrogen Pilot STorage for large Ecosystem Replication (“HyPSTER”) project in France, where we have re-engineered and repurposed a Surface Technologies’ wellhead to facilitate the large-scale storage of green hydrogen in underground salt caverns.

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
Research and Development
We are engaged in research and development (“R&D”) activities directed toward the improvement of existing products and services, the design of specialized products to meet client needs, and the development of new products, processes, and services. A large part of our product development spending has focused on the improved design and standardization of our Subsea products to meet our client needs.
Patents, Trademarks, and Other Intellectual Property
We own a number of patents, trademarks, and licenses that are cumulatively important to our businesses. As part of our ongoing R&D focus, we seek patents when appropriate for new products, product improvements, and related service innovations. Further, we license intellectual property rights to or from third parties. We also own numerous trademarks and trade names worldwide.
We protect and promote our intellectual property portfolio and take actions we deem appropriate to enforce and defend our intellectual property rights. We do not believe, however, that the loss of any one patent, trademark, or license, or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.
Segment and Geographic Financial Information

The majority of our consolidated revenue and segment operating profit is generated in markets outside of the United States. Each segment’s revenue is dependent upon worldwide oil and natural gas exploration and production activity. Financial information about our segments and geographic areas is incorporated herein by reference from Note 6 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Order Backlog
Information regarding order backlog is incorporated herein by reference from the section entitled “Inbound Orders and Order Backlog” in Part II, Item 7 of this Annual Report on Form 10-K.

Governmental Regulations
We are subject to a number of environmental and other governmental and regulatory requirements related to our operations globally. Refer to “Item 1(a) Risk Factors - Risks Related to Legal Proceedings, Tax and Regulatory Matters” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters,” both of which are incorporated by reference in this Item 1.

Website Access to Reports and Proxy Statement
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and Forms 3, 4, and 5 filed on behalf of directors and executive officers, and amendments to each of those reports and statements, are available free of charge through our website at www.technipfmc.com, under “Investors” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Alternatively, our reports may be accessed through the website maintained by the SEC at www.sec.gov. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.
HUMAN CAPITAL
Our people are at the heart of everything we do, and they drive our culture of strong execution, purposeful innovation and challenging industry conventions. We are committed to the development of our employees, and our employee guidelines are specified in our Code of Business Conduct, which applies to all employees, regardless of their roles, and no matter where they work.
We believe that all our employees are entitled to fair treatment and respect, wherever they work: in the office, offshore, on industrial and construction sites, or in client offices. We do not tolerate any form of abuse or harassment, and we will not tolerate any action, conduct, or behavior that is discriminating, intimidating, or hostile.
Furthermore, we are committed to hiring and employee development decisions that are fair, objective, and not based on protected characteristics. Our policy is for employment decisions to be based only on relevant qualifications, performance, demonstrated skills, experience, and other job-related factors, with our goal of creating a diverse, tolerant, equitable and inclusive workforce.
Workforce Overview
Our workforce consists of the following:

	As of December 31,
	2023	2022	2021
Permanent employees	21,469	20,301	19,103
Temporary employees (fixed-term)	1,293	1,671	1,507
Employees on payroll	22,762	21,972	20,610
Contracted workforce	2,265	1,374	1,392
Total workforce	25,027	23,346	22,002
Attracting Talent
Our Employee Value Proposition ("EVP") is part of the way we attract, engage and retain our people. It is an aspect of our employer brand that communicates the attributes and qualities that make our organization a great place to work, and helps us attract people who will contribute to, and thrive within TechnipFMC.
In 2023, we redefined our EVP in a way that reflects the company we are today. We sought extensive input and feedback from a cross-section of our employees, senior leadership team, and new recruits, and announced “The energy to transform” as our new EVP. Built on two pillars – relentless innovation and caring for the future – it is underpinned by our global collaborative culture. It links to our overall brand positioning, which is driving change in the energy industry, and it describes both what the company does and what it offers employees and potential employees.

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
Key performance indicators linked to talent acquisition are now available and accessible to key stakeholders through our internal tracking platform. In 2023, we achieved a reduction in recruiting lead times, even in a year of increased hiring volume.
Developing and Keeping Talent
People development is a key focus at TechnipFMC, including providing learning, career development and knowledge sharing opportunities enabling our people to perform at their fullest potential, and develop capabilities for simplification, standardization and industrialization.
We focus on talent development through a process called “Talking Talents.” This program forms the basis for developing employees into our three main career pathways, Leadership, Project Management and Technology. Input from the Talking Talents process is also used for succession planning. As in previous years, in 2023 our leaders spent a considerable amount of time planning for succession, resulting in an increase in depth of succession, utilization of talents and cross-pollination between business units and functions. Representation of underrepresented nationalities and gender also increased, as represented by the percentage of succession plans that included the specified populations.
We believe that regular dialogue between managers and employees is key to driving performance and building trust and engagement. Our Check-In process is embedded in our culture, where managers and employees meet at least quarterly to discuss goals, share feedback and have in-depth discussion about the employee’s development, including creating individual development plans. This process focuses leaders on the development of people on their team and enables employees to own their career path and focus on the future. In 2022 and 2023, we conducted Check-in Conversation workshops across our business attended by a majority of our managers. Our tools for developing employees also includes a continuous feedback platform that enables feedback to be provided from peers, leaders and reporting employees.
Developing effective leaders at all levels of the organization is also a top priority at TechnipFMC. Leadership You is our internal leadership development model which focuses on four areas: engaging people, thinking strategically, driving results and embracing change. This program is available to all employees, self-directed, customizable and driven by a global, enterprise-wide learning and knowledge management ecosystem.
Both employee attrition and key talent attrition in 2023 were lower compared to 2022 at around 7 percent and 6 percent, respectively. This was a result of the initiatives above, our focus on competitive compensation and benefits programs, dedicated efforts on providing learning and development opportunities and key talent moves identified in succession plans. Our internal hiring rate (percentage of posted jobs filled by internal candidates) also improved in 2023.
Learning and Training
With the forecasted growth in our business, sharpening our focus on enabling our people to grow, develop, and share knowledge will be imperative. The importance of being able to offer learning and knowledge-sharing opportunities in a digital, 24/7, and global environment has been key to our success. Building on our solid foundations, we delivered impactful courses, initiatives, and solutions across all of our business segments, in addition to being particularly focused on leadership, technology, and project management.
Our iLearn learning platform continues to be the main hub for delivering our formal learning initiatives such as eLearning courses, videos, instructor led training, and resource materials. We continue to embrace our digital transformation and strive to deliver engaging content. In 2023, there were more than 32,000 pieces of creative and innovative learning content available, with ongoing releases of new and meaningful courses, to support skills development for our employees and enhance their performance in their roles. In 2023, almost 432,000 training hours and 324,323 course completions were completed with 84 percent of completions being done online, which resulted in 18 training hours per employee. We also saw a substantial increase in the amount of training hours related to our technical and engineering training where 164,271 hours were completed. This was the result of a significant focus and strategy to better engage with our technical employees and provide additional learning opportunities.
We leverage our internal knowledge sharing tools, The Bridge and The Well, to collaborate across the Company. The Bridge has 49 chartered global knowledge-sharing networks, up from 44 networks in 2022. The related knowledge repository, The Well, has more than 5,450 pages (up from 5,100 in 2022), which received more than 1.3 million visits in 2023 (up from 824,000 in 2022). The Well is connected with the Company’s competency management platform and provides direct access to competency-based content. Employees in all regions access these and other knowledge management social learning tools such as an Experts Explain webinar series and Illuminate podcasts to increase their knowledge about business and technical topics, and to share their own knowledge.
Technical Expertise Program
The global Technical Expertise Program (“TEP”) recognizes employees (“Technical Experts”) who have demonstrated technical mastery in their discipline, as well as technical impact, people development, business impact and industry leadership. The TEP currently has about 859 members, and in 2023, we added new sub-disciplines to capture under-represented technical communities and activities.
Our Technology Fellows are the highest tier of the TEP and personify its mission of advancing the Company’s technical leadership by advising, innovating, enhancing operations, sharing knowledge, and inspiring others - within the company and across the industry. Each Fellow is a pillar in their field of expertise, setting standards across the industry, cultivating the next generation of experts and ensuring that TechnipFMC retains its market leadership and competitive advantage.
In 2023, our Fellows sponsored a significant global initiative on intellectual property called “Think IP.” Through this program, they will share their knowledge broadly across the Company’s learning ecosystem and drive initiatives to protect our competitive advantage and respect our Company’s intellectual property and the intellectual property of other companies.
Equal Opportunity and Fair Representation
Three of our Foundational Beliefs – integrity, respect, and sustainability – are tangibly embedded in our commitment to equal opportunity and fair representation. While we recognize the importance of equal opportunity and fair representation to our long-term value and performance, we also recognize the importance of pursuing these aims in legally compliant manners. It is our policy that employment decisions, including those related to recruitment, selection, evaluation, compensation, and development, among others, not be influenced by unlawful or unfair discrimination on the basis of race, religion, gender, age, ethnic origin, nationality, sexual orientation, gender identity or gender reassignment, marital status, disability, or any other legally protected characteristic. Our equal opportunity and fair representation efforts are part of our legal compliance considerations, and we are committed to only rewarding legal methods of promoting these efforts.
In 2023, TechnipFMC was named one of the World’s Top Companies for Women by Forbes, for the second year in a row.
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
In December 2023, we celebrated International Day of Persons with Disabilities. In recent years, we have had various initiatives to promote inclusion and respect featuring our colleagues throughout the globe, including:

•Inspiring stories featuring perspectives from leadership and people with disabilities;
•Creating awareness of disabilities through web-based learning experiences; and

•Webcast with a diversity and inclusion expert, that shared a personal testimonial on disability in the workplace.

Other global days marked by TechnipFMC in 2023 include International Women's Day, International Day of Persons with Disabilities, and International Women in Engineering Day, among others.
Employee Networks and Resource Groups (“ENRGs”)
TechnipFMC’s ENRGs aim to engage and reinforce our commitment to creating an environment where all employees can achieve their full potential. Our ENRGs are open to all of our employees and include BOLD (Black Organization for Leadership and Development), EmPower Women’s Network, Parents Network, ¡PODER! Latin Network, OPEM (Proud to be Myself), Military Veterans and Friends Network, XYZ Network for professional development and STRIVE and IDEA Networks for diversity and inclusion. We continue to promote ENRGs globally by improving participation and sponsorship. ENRGs contribute in three ways:
•Encouraging meaningful employee engagement and development of future leaders;
•Acting as a resource for attraction and retention of talent; and
•Sharing new ideas and perspectives for a changing workforce.

Giving Back to the Community
TechnipFMC is focused on making a long-term, positive impact in the communities where we live and work. We encourage our employees to actively engage in “doing something good'’ through active engagement in health, education, and local employment. Initiatives include our global volunteering program, which encourages employees to perform four hours of volunteering each year at the Company’s expense, and promoting science, technology, engineering and mathematics (“STEM”) careers.
Employee Engagement and Well-being
In 2023, we conducted a global employee engagement survey. 73 percent of employees participated in the survey, and there was an improvement in overall engagement score as compared to the previous survey in 2021. This was the result of global actions and communications including a focus on senior leadership engagement through regular webcasts, site visits and quarterly meetings, roll out of a global wellbeing program “Workplace Options,” and regular communication to employees on business prospects and long-term strategy. In addition, engagement survey information was also made available by managers, location and business units, and leaders had access to review results, identify improvement opportunities and put action plans in place.
As committed by our Chair and CEO, we annually mark the month of October as mental health awareness month with several activities to promote awareness. Our 2023 activities included Take 5 Moments, webinars, employees podcasts, a virtual yoga event and a Global Wellbeing Questionnaire, which allows people to learn more about their physical, emotional, and practical well-being. A new Global Wellbeing & Mental Health Viva Engage page was created for employees to stimulate discussions around the topic. Employees around the world are able to share their own stories to better assist and educate us as we continue to push the message that “it’s okay not to be okay.” Our global well-being program from Workplace Options provides all our employees with access to mental health resources, counseling and health coaching.

Internal Communication
We have a robust internal communications strategy and support communication channels that ensure that we communicate with our employees in a timely and effective manner. The effectiveness of internal communication is monitored and adjusted based on various forms of feedback from multiple levels across the Company. Digital tools help us gauge the effectiveness of our digital communication platforms—from email to intranet to internal social media. Employees are regularly consulted and provided with information on changes and events that may affect them through channels such as regular meetings, employee representatives, and the Company’s intranet site. These consultations and meetings ensure that employees are kept informed of the financial and economic factors affecting the Company’s performance and matters of concern to them.
Labor Relations and Collective Agreements
We seek to maintain constructive relationships and regular dialogue and consultation with works councils and trade unions, and to comply with relevant local laws and collective agreements in relation to collective or individual labor relations. The Company’s European Works Council (“EWC”) includes all our eligible European entities and meets at least twice a year with management.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I, Item 1 “Business” of this Annual Report on Form 10-K.
The following table indicates the names and ages of our executive officers as of February 27, 2024, including all offices and positions held by each in the past five years:

Name	Age	Current Position and Business Experience (Start Date)
Douglas J. Pferdehirt (a)	60	Chair and Chief Executive Officer (2019) Chief Executive Officer (2017)
Alf Melin (a)	54	Executive Vice President and Chief Financial Officer (2021) Senior Vice President, Finance Operations (2017) Senior Vice President, Surface Americas (2017)
Cristina Aalders (a)	43	Executive Vice President, Chief Legal Officer and Secretary (2023) Vice President, Chief Compliance Officer (2021) Vice President, Legal, Surface Technologies (2019)
Luana Duffé (a)	42
Executive Vice President, New Energy business (2021)
Vice President, Subsea Projects & Commercial and Country Manager for Brazil (2020)
Vice President, Subsea Projects and Brazil Country Manager (2019)
Vice President, Subsea Strategy (2018)
Corporate Development Director (2018)

Nisha Rai (a)	48	Executive Vice President, People and Culture (2021) Vice President of Total Rewards (2020) Vice President Head of Human Resources of MRC Global (2017)
Justin Rounce (a)	57	Executive Vice President and Chief Technology Officer (2018) President, Valves & Measurement of Schlumberger Limited (2018)
Jonathan Landes (a)	51	President, Subsea (2020) Senior Vice President, Subsea Commercial (2017) President, Subsea Projects North America (2017)
Thierry Conti (a)	40	President, Surface Technologies (2022) Senior Vice President, Subsea Commercial & Strategy (2020) Senior Vice President, Subsea Product Management (2019)
David Light (b)	39	Senior Vice President, Controller and Chief Accounting Officer (2023) Vice President, Internal Audit and Controls (2021) Vice President, Integrated Internal Controls (2020)
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
Risks Related to Our Business and Industry
•Demand for our products and services depends on oil and natural gas industry activity and expenditure levels and the demand for and price of oil and natural gas.
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
•Disruptions in the political, regulatory, economic, and social conditions or public health crises in the countries in which we conduct business, could adversely affect our business or results of operations.
•The Depository Trust Company (“DTC”) may cease to act as a depository and clearing agency for our shares.
•Our existing and future debt may limit cash flows available to our operations and to service our outstanding debt, and the restrictive covenants thereof may restrict our ability to take certain corporate actions.
•Our acquisition and divestiture activities involve substantial risks.
•Increasing scrutiny and expectations regarding ESG matters could result in additional costs or risks or otherwise adversely affect our business.
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
•Pirates and maritime conflicts endanger our maritime employees and assets.
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
•Our operations require us to comply with existing and future laws and regulations, including laws and regulations related to environment, climate change and greenhouse gas emissions, privacy, data protection, and data security, violations of which could have a material adverse effect on our financial condition, results of operations, or cash flows.

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
•We are subject to compliance risk with tax laws of numerous jurisdictions, and challenges to our interpretation of, or future changes to, tax laws could adversely affect us.

General Risk Factors
•Our businesses are dependent on the continuing services of our key managers and employees.
•Seasonal, weather, and other climatic conditions could adversely affect demand for our services and operations.
•Currency exchange rate fluctuations could adversely affect our financial condition, results of operations, or cash flows.
•We are exposed to risks in connection with our defined benefit pension plan commitments.
•We may be unable to obtain sufficient bonding capacity for certain contracts, and the need for performance and surety bonds could reduce availability under our credit facility.

Risks Related to Our Business and Industry
Demand for our products and services depends on oil and natural gas industry activity and expenditure levels, which are directly affected by trends in the demand for and price of oil and natural gas.
We are substantially dependent on conditions in the oil and natural gas industry, including (i) the level of exploration, development, and production activity and (ii) capital spending. Any substantial or extended decline in these expenditures may result in the reduced pace of discovery and development of new reserves of oil and natural gas and the reduced exploration of existing wells, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification, or re-scheduling of existing orders in our backlog. These factors could have an adverse effect on our revenue and profitability. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile in the future.
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

The oil and natural gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. The oil and natural gas market remains quite volatile, and price recovery and business activity levels are dependent on variables beyond our control, such as geopolitical stability, increasing attention to global climate change resulting in pressure upon shareholders, financial institutions and/or financial markets to modify their relationships with oil and natural gas companies and to limit investments and/or funding to such companies, increasing likelihood of governmental regulations, enforcement, and investigations and private litigation due to increasing attention to global climate change, OPEC+’s actions to regulate its production capacity, changes in demand patterns, and international sanctions and tariffs. Continued volatility or any future reduction in demand for oilfield services could further adversely affect our financial condition, results of operations, or cash flows.
We operate in a highly competitive environment and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation, may impact our results of operations.
We compete on the basis of a number of different factors, such as product offerings, project execution, customer service, and price. In order to compete effectively, we must develop and implement innovative technologies and processes, including building artificial intelligence (“AI”) capabilities into our products and services, and execute our clients’ projects effectively. We can give no assurances that we will continue to be able to compete effectively with the products and services or prices offered by our competitors.
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
We continually attempt to develop new technologies for use in our business, including AI and machine learning. However, there is no guarantee of future demand for those technologies because the market for the new technologies may not develop or customers may be reluctant or unwilling to adopt our new technologies. In addition, we may also have difficulty negotiating satisfactory terms that would provide acceptable returns on our investment in the research and development of new technologies.
Development of new technology is critical to maintaining our competitiveness. However, we cannot assure that we will be able to successfully develop technology that our customers demand. Demand for our products and services may decline if we cannot keep pace with technological advances. Technology that is unavailable to us or that does not work as we expect, could adversely affect us. For example, the AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient, and our AI features may not achieve sufficient levels of accuracy or may not function as designed or have unintended consequences. New technologies, services or standards could render some of our products and services obsolete, which could reduce our competitiveness and have a material adverse impact on our business, financial condition, cash flows and results of operation.
Additionally, we are exploring opportunities in greenhouse gas removal, offshore floating renewables (wind, wave and tidal energy), and hydrogen. Many technologies involved in those projects are novel and will need to be further developed before we can determine whether a renewable energy project is technologically feasible.
Our success also depends on our ability to protect and maintain critical intellectual property assets related to these developments. If we are not able to obtain patents, maintain trade secrets or obtain other protection of our intellectual property rights, if our patents are unenforceable or the claims allowed under our patents are not sufficient to protect our technology, or if we are not able to adequately protect our patents or trade secrets, we may not be able to continue to develop our services, products and related technologies. There is also uncertainty around the validity and enforceability of intellectual property rights related to our use, development, and deployment of AI. Additionally, our competitors may be able to independently develop technology that is similar to ours without infringing on our patents or gaining access to our trade secrets. If any of these events occurs, we may be unable to meet evolving industry requirements or do so at prices acceptable to our customers, which could adversely affect our financial condition, results of operations, or cash flows.
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
Disruptions in the political, regulatory, economic, and social conditions or public health crises in the countries in which we conduct business could adversely affect our business or results of operations.
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
•civil unrest, labor issues, political instability, disease outbreaks, terrorist attacks, cyber terrorism, military activity, and wars, including the continued conflict between Russia and Ukraine and Hamas and Israel;
•public health crisis such as the COVID-19 pandemic;
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
We have substantial existing debt. As of December 31, 2023, our total debt was $1.1 billion. We also have the capacity under our debt agreements to incur substantial additional debt.
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
Under our Revolving Credit Facility (see definition below), U.S. dollar-denominated loans bear interest, at the Company’s option, at a base rate or an adjusted rate linked to the Secured Overnight Financing Rate (“SOFR”) and Euro-denominated loans bear interest on an adjusted rate linked to the Euro interbank offered rate (“EURIBOR”). SOFR has limited history, and the future performance of SOFR cannot be predicted based on historical performance. SOFR, EURIBOR and certain other interest “benchmarks” may be subject to further regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.

The terms of the agreements governing our existing indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The terms of the agreements governing our indebtedness contain a number of restrictive covenants that limit our flexibility in conducting our business and restrict our ability to take specific actions, including (subject to various exceptions) restrictions on incurring indebtedness, paying dividends, making certain loans and investments, selling assets or incurring liens which may limit our ability to compete effectively, or to take advantage of new business opportunities. In addition, the restrictive covenants in the credit agreement, dated February 16, 2021, (as amended) that governs our $1.25 billion senior secured multi-currency revolving credit facility (as amended, the “Revolving Credit Facility”) require us to maintain specified financial ratios and satisfy other financial condition tests.
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
We have made and expect to continue to pursue acquisitions, dispositions, or other investments that may strategically fit our business and/or growth objectives. We cannot provide assurances that we will be able to locate suitable acquisitions, dispositions, or investments, or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Even if we do successfully execute such transactions, they may not result in anticipated benefits, which could have a material adverse effect on our financial results. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results. We may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer. We may invest in companies or businesses that fail, causing a loss of all or part of our investment. In addition, if we determine that an other-than-temporary decline in the fair value exists for a company in which we have invested, we may have to write down that investment to its fair value and recognize the related write-down as an impairment loss.
In connection with the Spin-off, we agreed to indemnify Technip Energies for certain liabilities, and Technip Energies agreed to indemnify us for certain liabilities. If we are required to act on these indemnities to Technip Energies, our financial results could be negatively impacted. Additionally, any indemnity from Technip Energies may not be sufficient to insure us against the full amount of liabilities for which we are responsible, and Technip Energies may not be able to satisfy its indemnification obligations in the future.
Increasing scrutiny and expectations regarding ESG matters could result in additional costs or risks or otherwise adversely affect our business.
There has been increasing attention from stakeholders, investors, customers, regulators on renewable energy and ESG practices and disclosures, including practices and disclosures related to greenhouse gases and climate change, and diversity and inclusion initiatives and governance standards. Expectations regarding such practices and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain product or service offerings, changes in the availability or cost of capital, enhanced compliance or disclosure obligations, or other impacts. In addition, negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment and climate change may reduce the demand or authorization for production of oil and natural gas in areas of the world where our customers operate or otherwise limit our customers’ access to capital or ability to conduct operations, including via new regulation, and reduce future demand for our products and services. Any of these trends may, in turn, adversely affect our financial condition, results of operations and cash flows.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or products or respond to stakeholder concerns, such initiatives or achievements of such commitments may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals, and we may not ultimately be able to achieve such commitments or goals, either on the timeframes or costs initially anticipated or at all, due to factors that are within or outside of our control. Moreover, actions or statements that we may take based on based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and any failure, or perceived failure, to comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives) may result in various adverse impacts, including reputational damage or, investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. The increasing attention and pressure from the shareholders, financial institutions and/or financial markets could also increase the likelihood of governmental investigations and private litigation.
Additionally, certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. We also expect there to be increasing ESG-related regulations, disclosure-related and otherwise, which could magnify any of the risks identified in this risk factor. For more information, see our risk factor titled “Compliance with environmental and climate change-related laws and regulations may adversely affect our business and results of operations.” Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Our customers and suppliers may be subject to similar risks, which may also result in augmented or additional risks.
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
The market for alternative and renewable energy is also intensively competitive and rapidly evolving. If the demand for alternative and renewable energy sources fails to grow sufficiently, if new geopolitical, legislative or regulatory initiatives emerge and governments around the world reduce subsidies and economic incentives on renewable energy projects, or if market opportunities manifest themselves in areas that we do not focus on, our New Energy business may not succeed.
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
Any difficulty in engaging suitable subcontractors or acquiring equipment and materials could compromise our ability to generate a significant margin on a project or to complete such project within the allocated time frame. If subcontractors, suppliers or joint venture partners refuse to adhere to their contractual obligations with us, or are unable to do so due to a deterioration of their financial condition or other event such as a major cyberattack, we may be unable to find a suitable replacement at a comparable price, or at all. Moreover, the failure of one of our joint venture partners to perform their obligations in a timely and satisfactory manner could lead to additional obligations and costs being imposed on us as we may be obligated to assume our defaulting partner’s obligations or compensate our customers.
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
The efficient and successful operation of our business is dependent on the security and integrity of our physical assets and computing hardware, software, technology infrastructure, online sites and networks (collectively, “IT Systems”), and data about customers, employees and others, including personal information and proprietary business data (collectively, “Confidential Information”) that we process and maintain. Accordingly, we rely upon the capacity, reliability, and security of our IT Systems and our ability to expand and update such systems in response to changing needs and evolving threats.
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information. We are continuously subject to cyber-attacks, including phishing, malware, ransomware, and other security incidents, and expect attacks and other incidents in the future. No attack or incident has had a material adverse effect on our business; however, this may not be the case with future attacks. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Accordingly, our IT Systems, Confidential Information, and physical assets are vulnerable to compromise and damage from such attacks, as well as from natural disasters, failures or security vulnerabilities in hardware or software, power fluctuations, unauthorized access to data and systems, theft, loss or destruction of data (including confidential customer, employee or contractor information), human error, and other similar disruptions. Hybrid working arrangements also present increased cybersecurity risks due to the prevalence of social engineering and other attacks in relation to non-corporate and home workers. If a cyber-attack, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
We rely on third parties to provide IT Systems, for example, to support the operation of our IT hardware, software infrastructure, and cloud services, and in certain instances, we utilize web-based and software-as-a-service applications, across a broad array of services and functions (e.g., human resources, finance, data transmission, communications, risk compliance, among others). Third parties are also involved in helping us collect, process and maintain aspects of our Confidential Information. The security and privacy measures implemented by third parties on whom we rely for internal and external operations may not be sufficient to identify or prevent cyber-attacks, and any such attacks may have a material adverse effect on our business. While our agreements with third parties, such as vendors, typically contain provisions that seek to eliminate or limit our exposure to liability for damages from a cyber-attack, we cannot ensure such provisions will withstand legal challenges or cover all or any such damages. We have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks.
Threats to our IT Systems and to those of our subcontractors, suppliers and joint venture partners arise from numerous sources, not all of which are within our or their control, including but not limited to fraud or malice on the part of insiders or third parties, accidental technological failure or unknown vulnerabilities in hardware or software, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, outbreaks of hostilities, terrorist acts, and social engineering (e.g., phishing). The frequency and magnitude of cyberattacks and other security incidents is expected to increase in the future and attackers are becoming more sophisticated. We, as well as other critical business partners, may be unable to anticipate, detect or prevent future attacks, particularly because the methodologies utilized by attackers change frequently or are not recognized until launched, and attackers are increasingly using techniques and tools (such as AI) designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The failure of our or others’ security controls and measures to prevent, detect, contain or remediate cyberattacks or other significant security incidents could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, including personal data, litigation or regulatory investigations, actions and fines included for a breach of data protection laws, reputational harm, increased overhead costs including due to compliance requirements, and loss of important information, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against or to mitigate damage caused by these attacks, disruptions or other security incidents in the future. Our insurance coverage may not cover all of the costs and liabilities we incur as the result of these events, and if our business continuity and/or disaster recovery plans do not effectively and timely resolve issues resulting from a cyber-attack, we may suffer material adverse effects on our business.
Pirates and maritime conflicts endanger our maritime employees and assets.
We face material piracy and maritime conflict risks in the Gulf of Guinea, the Somali Basin, the Gulf of Aden, and the Red Sea, and, to a lesser extent, in Southeast Asia, Malacca, and the Singapore Straits. Piracy represents a risk for both our projects and our vessels, which operate and transport through sensitive maritime areas. We may face additional risks to the extent other maritime disputes or conflicts emerge, such as the conflict around the Houthis’ attacks in the Red Sea following the Israel/Hamas war. Such risks have the potential to significantly harm our crews and to negatively impact the execution schedule for our projects. If our maritime employees or assets are endangered, additional time may be required to find an alternative solution, which may delay project realization and negatively impact our business, financial condition, or results of operations.
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
Our operations and manufacturing activities are governed by international, regional, transnational, and national laws and regulations in every place where we operate relating to matters such as environmental protection, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, and taxation. These laws and regulations are complex, frequently change, and have tended to become more stringent over time. In the event the scope of these laws and regulations expand in the future, or we introduce new features in our products and services, such as AI, that subject us to new and evolving laws and regulations, the incremental cost of compliance could adversely impact our financial condition, results of operations, or cash flows.
Our international operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”), the anti-corruption provisions of French law n° 2016-1691 dated December 9, 2016 relating to Transparency, Anti-corruption and Modernization of the Business Practice, the Brazilian law nº 12,846/13, or the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act), and economic and trade sanctions, including those administered by the United Nations, the European Union, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“U.S. Treasury”), and the U.S. Department of State. The FCPA prohibits corruptly providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments, and penalties. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories, and designated persons.
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
We have implemented policies and procedures designed to minimize and detect potential violations of laws and regulations in a timely manner, but we can provide no assurance that such policies and procedures will be followed at all times or will effectively detect and prevent violations of the applicable laws by one or more of our employees, consultants, agents, or partners. The occurrence of any such violation could subject us to penalties and material adverse consequences on our business, financial condition, results of operations, or cash flows.

Compliance with environmental and climate change-related laws and regulations may adversely affect our business and results of operations.
Environmental laws and regulations in various countries affect the equipment, systems, and services we design, market, and sell, as well as the facilities where we manufacture our equipment and systems, and any other operations we undertake. We are required to invest financial and managerial resources to comply with environmental laws and regulations, and believe that we will continue to be required to do so in the future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the issuance of orders enjoining our operations, or other claims and complaints. Additionally, our insurance and compliance costs may increase as a result of changes in environmental laws and regulations or changes in enforcement. These laws and regulations, as well as any new laws and regulations affecting exploration and development of drilling for oil and natural gas, are becoming increasingly strict and could adversely affect our business and operating results by increasing our costs, limiting the demand for our products and services, or restricting our operations.
Regulatory requirements related to ESG (including sustainability) matters have been, and are being, implemented in the European Union in particular, in relation to financial market participants. Such regulatory requirements are being implemented on a phased basis. We expect regulatory requirements related to, and investor focus on, ESG (including sustainability) matters to continue to expand in the EU, the United States, Brazil, and more globally. For example, in the United States, various policymakers, including the SEC and the State of California, have adopted (or are considering adopting) climate-related disclosure requirements addressing governance, strategy, risk management, emissions metrics, and financial impacts, among other things, which could require us to incur additional costs for monitoring and compliance.

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
In addition, the tools, techniques, methodologies, programs, and components we use to provide our services, including through our use of AI, may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs. The resolution of these claims could require us to pay damages, enter into license agreements or develop alternative technologies. The development of these technologies or the payment of royalties under licenses from third parties, if available, would increase our costs. If a license were not available, or we are not able to develop alternative technologies, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations, or cash flows.
We are subject to governmental regulation and other legal obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could harm our business.
We are subject to international data protection laws, such as the General Data Protection Regulation 2016/679, or GDPR, in the European Economic Area, or EEA, the UK General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), certain U.S. state regulations, and the Lei Geral de Proteção de Dados (“LGPD”) in Brazil. The GDPR, UK GDPR and implementing legislation in the EEA impose several stringent requirements for controllers and processors of personal data which have increased our obligations, including, for example, by requiring more robust disclosures to individuals, notifications, in some cases, of data breaches to regulators and data subjects, and a record of processing and other policies and procedures to be maintained to adhere to the accountability principle.

In addition, we are subject to the GDPR and UK GDPR’s rules on transferring personal data outside of the EEA and UK (including to the United States). Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We currently rely on the standard contractual clauses to transfer personal data outside the EEA and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement to transfer personal data outside the EEA and the UK with respect to both intragroup and third-party transfers. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation has been mandatory for relevant, new data transfers since September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR within the relevant time frames. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the enforcement landscape further develops, and supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, we may have to stop using certain tools and vendors and make other operational changes, we have had to and will have to implement revised standard contractual clauses for existing customer arrangements within required time frames, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies, regulators are also increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. If regulators start to enforce the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions, this could lead to substantial costs, require significant systems changes. Violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions, and reputational damage.
Failure to comply with the requirements of GDPR, UK GDPR and the local laws implementing or supplementing the GDPR could result in fines (for example, non-compliance with the GDPR or UK GDPR, specifically, may result in administrative fines or monetary penalties, by each regime, up to the greater of €20,000,000/ £17,000,000 or up to 4 percent of the total worldwide annual turnover of the preceding financial year). Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. In addition, we may also face regulatory investigations and enforcement action, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit), and/or civil claims including representative actions and other class action type litigation, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
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
In addition, there can be no assurance that there will not be a change in law or interpretation, including with retroactive effect, which might cause us to be treated as a domestic corporation for U.S. federal income tax purposes.
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
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States, which made extensive changes to the U.S. taxation of multinational companies, and is subject to continuing regulatory and possible legislative changes. In addition, the U.S. Congress, the U.K. Government, the European Union, the Organization for Economic Co-operation and Development (the “OECD”), and other government agencies in jurisdictions where we and our affiliates do business have an extended focus on issues related to the taxation of multinational corporations. For instance, in October 2021, the OECD released additional proposals under Base Erosion and Profit Shifting that provide for a global minimum tax of 15 percent, so-called “pillar two,” and to date approximately 140 countries have tentatively signed a framework agreeing in principle to this initiative. The implementation of this global minimum tax, however, is contingent upon the independent actions of participating countries and is subject to further negotiation among OECD member states. In this respect, the Council of the European Union unanimously adopted the directive implementing “pillar two” on December 22, 2021 and that the European Union member States had to transpose this Directive into their national laws by December 31, 2023 for the rules to become applicable for fiscal years starting on or after December 31, 2023 (with the exception of the “under taxed payment rule”, which is to be applicable for fiscal years starting on or after December 31, 2024). In July 2023, as part of the Finance (No. 2) Act 2023, legislation was enacted in the United Kingdom which introduced a Pillar Two Income Inclusion Rule applicable to periods after December 31, 2023. We continue to assess and monitor legislative changes.

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
We operate in a manner such that we believe we are eligible for benefits under tax treaties between the United Kingdom and other countries. However, our ability to qualify for such benefits will depend on whether we are treated as a UK tax resident, the requirements contained in each treaty and applicable domestic laws, on the facts and circumstances surrounding our operations and management, and on the relevant interpretation of the tax authorities and courts. For example, because of Brexit, we may lose some or all of the benefits of tax treaties between the United States and the remaining members of the European Union, and face higher tax liabilities, which may be significant. Another example is the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “MLI”), which entered into force for participating jurisdictions on July 1, 2018. The MLI recommends that countries adopt a “limitation-on-benefit” (“LOB”) rule and/or a “principal purpose test” (“PPT”) rule with regards to their tax treaties. The application of the LOB rule or the PPT rule could deny us treaty benefits (such as a reduced rate of withholding tax) that were previously available and as such there remains uncertainty as to whether and, if so, to what extent such treaty benefits will continue to be available. The position is likely to remain uncertain for a number of years.
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
We are incorporated in the United Kingdom. English law currently provides that we will be regarded as a UK resident for tax purposes from incorporation and shall remain so unless (i) we are concurrently a resident in another jurisdiction (applying the tax residence rules of that jurisdiction) that has a double tax treaty with the United Kingdom and (ii) there is a tiebreaker provision in that tax treaty which allocates exclusive residence to that other jurisdiction.
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
We depend on key personnel. The loss of any key personnel could adversely impact our business if we are unable to implement key strategies or transactions in their absence. The loss of qualified employees or failure to recruit, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our operation and expansion, as well as our ability to successfully conduct research activities and develop marketable products and services.

Seasonal, weather, and other climatic conditions could adversely affect demand for our services and operations.
Our business may be materially affected by variation from normal weather patterns, such as cooler or warmer summers and winters. Adverse weather conditions, such as tropical storms in the Gulf of Mexico or Indo-Pacific or extreme winter conditions in Canada, and the North Sea, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions or loss of productivity, and may result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. In addition, acute or chronic physical impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall and hurricane-strength winds may damage our facilities or the facilities of key third parties, or result in operational interruptions. Increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that increase variation from normal weather patterns, such as increased frequency and severity of storms, floods, droughts, and other climatic events, as well as longer-term climatic changes, such as shifting temperature and precipitation patterns, which could further impact our operations. Significant physical effects of climate change could also have a direct effect on our operations and an indirect effect on our business by interrupting the operations of those with whom we do business. Any of these events or outcomes could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Currency exchange rate fluctuations could adversely affect our financial condition, results of operations, or cash flows.
We conduct operations around the world in many different currencies. Because significant portions of our revenue and expenses are denominated in currencies other than our reporting currency, the U.S. dollar, changes in exchange rates will produce fluctuations in our revenue, costs, and earnings, and may also affect the book value of our assets and liabilities and related equity. We hedge transaction impacts on margins and earnings where a transaction is not in the functional currency of the business unit, but we do not hedge translation impacts on earnings. Our efforts to minimize our currency exposure through such hedging transactions may not be successful depending on market and business conditions. Moreover, our ability to hedge certain currencies in which we conduct operations, specifically currencies in countries such as Angola, Nigeria, and Argentina, may be limited; therefore, we may be subject to increased foreign currency exposures. As a result, fluctuations in foreign currency exchange rates may adversely affect our financial condition, results of operations, or cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our information security program with reference to the ISO27001:2022 standard. For interoperability, our controls leverage the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use ISO27001:2022 and NIST CSF as guides to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and services;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
We face continuing and ongoing material risks from cybersecurity threats, which the U.S. Securities and Exchange Commission defines as any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. See "Risk Factors—A failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks, could adversely impact our business and results of operations." Otherwise, however, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks.
The Audit Committee reviews and considers our risks relating to cybersecurity and receives and reviews from our Information Security Steering Committee (“ISSC”) regular reports on our cyber readiness, adversary assessment, risk profile status, and any countermeasures undertaken or considered by us. Our ISSC also updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Board receives regular updates from the Audit Committee on cybersecurity risks, often with the participation of the Chief Information Security Officer (“CISO”) to report on our information security activities. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our CISO or external experts as part of the Board’s continuing education on topics that impact public companies.
Our ISSC, including the Chief Technology Officer, Chief Legal Officer, Chief Information Officer and CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The ISSC receives monthly reports and updates from the CISO on our cybersecurity risks and cybersecurity incidents. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our ISSC includes team members who have previously completed ISO27001 certification for international companies as well as individuals with professional cybersecurity relevant certifications such as CISSP and CCISO.
Our ISSC assists our management team to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. PROPERTIES
Our corporate headquarters is in Newcastle, England. We also maintain corporate offices in Houston, Texas, where significant worldwide global support activity occurs. In addition, we own or lease numerous real estate properties, machinery, equipment, and other properties throughout the world.
We believe our properties and facilities are suitable for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate. We also believe that our real estate leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.
The following table shows our principal real estate properties by reporting segment at December 31, 2023:

Location	Segment
Africa
Hassi Messaoud, Algeria	Surface
Lagos, Nigeria	Subsea
Lobito, Angola	Subsea
Luanda, Angola	Subsea
Malabo, Equatorial Guinea	Subsea
Port Harcourt, Nigeria	Subsea
Takoradi, Ghana	Subsea
Asia
Hyderabad, India	Subsea, Surface
Jakarta, Indonesia	Subsea, Surface
Johor, Malaysia	Subsea
Kuala Lumpur, Malaysia	Subsea
Noida, India	Subsea, Surface
Nusajaya, Malaysia	Subsea, Surface
Singapore	Subsea, Surface
Australia
Henderson, Australia	Subsea
Perth, Australia	Subsea
Europe
Aberdeen, United Kingdom	Subsea, Surface
Aktau, Kazakhstan	Subsea, Surface
Arnhem, The Netherlands	Surface
Atyrau, Kazakhstan	Subsea, Surface

Location	Segment
Bergen, Norway	Subsea
Courbevoie (Paris - La Défense), France	Subsea
Dunfermline, United Kingdom	Subsea, Surface
Ellerbek, Germany	Surface
Evanton, United Kingdom	Subsea
Horten, Norway	Subsea
Kongsberg, Norway	Subsea, Surface
Krakow, Poland	Subsea
Le Trait, France	Subsea
Lisbon, Portugal	Subsea
Lysaker, Norway	Subsea
Newcastle, United Kingdom	Subsea
Orkanger, Norway	Subsea
Sens, France	Surface
Stavanger, Norway	Subsea, Surface
Veenoord, Netherlands	Surface
Westhill, United Kingdom	Subsea
Middle East
Abu Dhabi, United Arab Emirates	Surface
Dhahran, Saudi Arabia	Surface
Doha, Qatar	Surface
North America
Brighton (Colorado), United States	Surface
Charleroi (Pennsylvania), United States	Surface
Davis (California), United States	Subsea
Erie (Pennsylvania), United States	Surface
Houston (Texas), United States	Subsea, Surface
Odessa (Texas), United States	Surface
San Antonio (Texas), United States	Surface
St. John’s (Newfoundland), Canada	Subsea
Stephenville (Texas), United States	Surface
Theodore (Alabama), United States	Subsea
Veracruz, Mexico	Surface
South America
Georgetown, Guyana	Subsea
Macaé, Brazil	Subsea
Neuquén, Argentina	Surface
Rio de Janeiro, Brazil	Subsea, Surface
São João da Barra, Brazil	Subsea
Vitória, Brazil	Subsea
Yopal, Colombia	Surface

The following table shows marine vessels in which we held an interest or operated as of December 31, 2023:

Vessel Name	Vessel Type	Special Equipment
Deep Blue	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Deep Energy	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Deep Orient	HCV	Construction/installation systems
North Sea Atlantic	HCV	Construction/installation systems
Skandi Africa	HCV	Construction/installation systems
Deep Arctic	DSV/HCV	Diver support systems
Deep Discoverer	DSV/HCV	Diver support systems
Deep Explorer	DSV/HCV	Diver support systems
Skandi Vitória	PLSV	Flexible pipelay/umbilical systems
Skandi Niterói	PLSV	Flexible pipelay/umbilical systems
Coral do Atlantico	PLSV	Flexible pipelay/umbilical systems
Deep Star	PLSV	Flexible pipelay/umbilical systems
Skandi Açu	PLSV	Flexible pipelay/umbilical systems
Skandi Búzios	PLSV	Flexible pipelay/umbilical systems
Skandi Olinda	PLSV	Flexible pipelay/umbilical systems
Skandi Recife	PLSV	Flexible pipelay/umbilical systems
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
For information about dividends, see Note 17 “Stockholders’ Equity” to the Consolidated Financial Statements in Item 8.
In July 2023, the Company announced the initiation of a quarterly cash dividend and stated its intent to pay dividends on a quarterly basis. Our Board of Directors authorized and declared the following dividend during the three months ended December 31, 2023.
As of February 22, 2024, according to data provided by our transfer agent, there were 3,524 shareholders of record. However, many of our shareholders hold their shares in "street name" by a nominee of Depository Trust Company, which is a single shareholder of record. We estimate that there were approximately 80,000 shareholders whose shares were held in “street name” by banks, brokers, or other financial institutions as of February 22, 2024.
We had no unregistered sales of equity securities during the year ended December 31, 2023.

Issuer Purchases of Equity Securities
The following table summarizes repurchases of our ordinary shares during the three months ended December 31, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023—October 31, 2023	210,000	$21.44	210,000	25,334,002
November 1, 2023—November 30, 2023	1,529,005	$21.18	1,529,005	24,748,264
December 1, 2023—December 31, 2023	932,761	$19.42	932,761	24,561,303
Total	2,671,766	$20.59	2,671,766	24,561,303
___________________
(a)On July 27, 2022, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to $400.0 million of our issued and outstanding ordinary shares through open market purchases. Additional share repurchase of up to $400.0 million was authorized by the Board of Directors on July 26, 2023, increasing the total share repurchase authorization to $800.0 million. For the three months ended December 31, 2023, we repurchased 2,671,766 shares for a total cost of $55.0 million at an average price of $20.59 per share.

Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares for the period from January 1, 2019 to December 31, 2023 with the Standard & Poor’s 500 Index (“S&P 500 Index”) and PHLX Oil Services Index. The comparison assumes $100 was invested, including reinvestment of dividends, if any, in our ordinary shares on January 1, 2019 and in both of the indexes on the same date. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TECHNIPFMC PLC, S&P 500 INDEX AND PEER GROUP INDEX

US DOLLARS
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/2018
12/2019
12/2020
12/2021
12/2022
12/2023
TechnipFMC plc
S&P 500 Index
PHLX Oil Services Index

ASSUMES $100 INVESTED ON DEC. 31, 2018
ASSUMES DIVIDEND REINVESTED IN SECURITY
FISCAL YEAR ENDING DEC. 31, 2023

Source: Bloomberg L.P. The PHLX Oil Services Index has been chosen as it is a modified market weighted index composed of companies involved in the oil services.

	As of December 31,
	2019	2020	2021	2022	2023
TechnipFMC plc	$112.07	$50.15	$42.45	$87.41	$145.16
S&P 500 Index	131.48	155.65	200.29	163.99	207.05
PHLX Oil Services Index	99.45	57.60	69.55	112.31	114.47
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

Total Company
•Inbound orders improved to $11.0 billion, driven largely by growth in offshore activity
•Cash flow from operations of $693.0 million, increased year-over-year by $340.9 million and free cash flow of $467.8 million more than doubled when compared to the prior year
•Initiated quarterly cash dividend that represented $0.20 per share on an annualized basis, and authorized additional share repurchase of up to $400.0 million, which increased total authorization to $800.0 million
•Established new commitment to return more than 60% of annual free cash flow to shareholders through at least 2025
•Received the National Ocean Industries Association’s ESG Excellence Award, which recognized our commitment to ESG actions, including efforts in fair representation and inclusion and in energy transition technologies

Subsea
•Inbound orders increased 45% year-over-year to $9.7 billion, driven by growth in both projects and services activity
•Record year of integrated project awards for our Company, including our largest iEPCI™ contract ever for Equinor’s Raia project (formerly BM-C-33), following a successful iFEED™
•Direct awards, iEPCI™ projects and Subsea Services exceeded 70% of total Subsea orders, reflecting the positive outcomes of our differentiated offerings, strong client relationships, and project selectivity
•Increased adoption of Subsea 2.0™ product platform, including three new clients – Equinor, ExxonMobil and Chevron

Surface
•Inbound orders of $1.2 billion primarily supported by international markets
•Continued ramp up in production at our Saudi Arabia facility, as well as successful execution on our 10-year framework agreement with Abu Dhabi National Oil Company
•Experienced increased client adoption of our E-Mission™ solution, the industry’s only real-time monitoring and control system that reduces methane flaring by up to 50% and maximizes oil production

Several new energy initiatives progressed with the award of multiple commercial contracts for surface wellheads and tree systems for onshore CO2 injection in the Middle East, Netherlands, and Australia. In addition, we delivered a hydrogen wellhead for HyPSTER and completed and commissioned our Deep Purple Pilot™ project in Norway, which is our solution for Long Duration Energy Storage (LDES) using hydrogen as the energy carrier to help meet the growing demand for power.

We finished the year having delivered on many notable achievements. Importantly, these results reflect major milestones on our more ambitious journey ahead. We enter 2024 with a strong market outlook and a further step-up in our targeted financial performance.

BUSINESS OUTLOOK
Overall Outlook – The global economy remains resilient as we enter the new year despite multiple headwinds, including aggressive monetary tightening undertaken to curb high inflation. Interest rates remain elevated, but inflation has eased and central banks are poised to shift to more accommodative policies in an effort to maintain stable economic growth. These actions are anticipated to support continued growth in energy demand in 2024.
With long-term energy demand also forecast to increase, the conflicts in Ukraine and Israel have further highlighted the need for greater energy security across the globe. As a result, the energy industry has accelerated its efforts to address the essential need for hydrocarbons today to ensure the continuity of affordable energy while also playing an essential role in the energy transition.
The price of oil has been supported by regional geopolitical tensions and the industry’s more disciplined capital spend, particularly for OPEC+ countries focused on production levels that support both economic growth and energy investment. This includes Aramco’s recent decision to forego an expansion in its productive capacity above the current level of 12 million barrels per day (MMBD). An extended period of underinvestment also contributed to a supply deficit that has required increased upstream spending, lending support to a constructive view on the longer-term outlook for oil and natural gas prices.

We see continued strength ahead, driven by the resiliency and durability of the current market. The demand for energy will continue to grow. However, we believe the market’s evolution will differ from the past, driven by three major trends. First, a shift in capital flows, which we believe will largely be directed to the offshore and Middle East markets. Second, an increased role for new technologies to drive further innovation and market expansion, particularly in the offshore market. And third, an expanded role for subsea services, driven by the needs of growing and aging infrastructure. These trends allow TechnipFMC to leverage our full suite of integrated solutions, differentiated technologies, and the industry’s most comprehensive subsea services offering.
While we are confident that conventional resources will remain a large part of the energy mix for an extended period, we are also committed to the energy transition. Here, we believe that offshore will play a meaningful role in the transition to renewable energy resources and reduction of carbon emissions. We are making real progress through our three main pillars of greenhouse gas removal, offshore floating renewables and hydrogen solutions. We have also been successful in building on our partnerships and alliances to further position ourselves as the leading architect for offshore energy.
Our most recent success was driven by our leadership in subsea processing, technology innovation, and integrated solutions with the award of the Mero 3 HISEP® project, which is the first iEPCI contract ever awarded by Petrobras. The significance of this project for the subsea industry cannot be overstated, as this will be the first to use subsea processing to capture CO2 rich dense gases directly from the well stream for injection back into the reservoir. This also allows all of the work scope to take place on the seafloor. In addition to reducing greenhouse gas emission intensity, HISEP® technologies will increase production capacity by debottlenecking the gas processing plant that currently resides on the floating production storage and offloading unit (“FPSO”). By moving the gas processing entirely to the seafloor, future FPSO and topside designs can be further simplified, driving significant improvement in project economics.
With the award of the Mero 3 HISEP® contract in January 2024, our New Energy business has now achieved more than $1 billion of inbound orders – nearly two years earlier than previously anticipated. We continue to further refine our positioning and mature our offering, particularly in carbon transportation and storage, an area we believe could drive further near-term orders.
Subsea – Innovative approaches to subsea projects, like our iEPCI solution, have improved project economics through more efficient design and installation of the entire subsea field architecture. Our integrated commercial model, iEPCI, brought together the complementary work scopes of the subsea production system (“SPS”) with the subsea umbilicals, risers, and flowlines (“SURF”) and installation vessels. iEPCI created a new market and helped expand the deepwater opportunity set for our clients and has grown to represent nearly one-third of the addressable subsea market.
As the subsea industry continues to evolve, we are driving simplification, standardization, and industrialization to reduce cycle times and further reduce costs. An example of this is Subsea 2.0, our pre-engineered configurable product offering. This technology provides simplification of unique project requirements by leveraging a configure-to-order (CTO) model that further improves the economics of our customer’s projects while driving greater efficiencies for TechnipFMC.
With CTO, we have designed an environment, process, culture, and tools which are scalable and, more importantly, are transformational to the future of our company. CTO has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25 percent lower product cost and a shortened 12-month delivery time for subsea production equipment – savings that are both real and sustainable. This has paved the way for other products to adopt a similar operating model, enabling an enterprise-wide way of working.
Given the significant improvement in project economics, many offshore discoveries can be developed economically well below today’s oil prices. We believe these changes are fundamental and sustainable as a result of new business models and technology pioneered by our company.
There is also exploration activity occurring in new offshore frontiers. In Suriname, five major discoveries have been made through the successful appraisal of two oilfields, with confirmed combined recoverable resources of approximately 700 million barrels of oil. In Namibia, there has also been a major discovery with multiple operators beginning their drilling campaigns. We believe additional countries will become producers of deepwater resources during this decade.

Offshore development is likely to remain a significant part of many of our customers’ portfolios. We estimate over 35 MMBD of new oil production will be required by 2040 to meet future energy demand, including approximately 10 MMBD of new deepwater production.
Our Subsea inbound orders grew to $9.7 billion in 2023, an increase of 45 percent versus the prior year. The robust inbound benefited from a record level of iEPCI projects, and when including all other direct awards and Subsea Services, the combination represented more than 70 percent of total segment orders. This growth in orders also drove a 50% increase in Subsea backlog to over $12.2 billion, with high quality inbound supportive of further improvement in our financial returns.
Surface Technologies – Inbound orders of $1.2 billion in 2023 were primarily supported by international markets. We continue to benefit from our exposure to the North Sea, Asia Pacific and the Middle East. International markets represented a significant portion of total segment revenue in 2023, totaling 59 percent. TechnipFMC’s unique capabilities in these markets, which demand higher specification equipment, global services, and local content, provide a platform for us to extend our leadership positions.
Drilling activity in international markets is less cyclical than North America as most activities are undertaken by national oil companies which tend to maintain a longer-term view that exhibits less variability in capital spend. We experienced a continued ramp up in production at our Saudi Arabia facility, as well as successful execution on our 10-year framework agreement with Abu Dhabi National Oil Company.
The shift to renewable energy resources will take time. During this transition, we believe that natural gas will provide a bridge between current conventional energy supply and future renewable energy supply. The transition is expected to drive growth in the surface market, led by large natural gas projects in the Middle East. We also expect North America to play an important role in meeting increased natural gas demand due in part to sanctions placed upon Russian supply.

CONSOLIDATED RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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

	Year Ended December 31,			Change
(In millions, except percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenue	$7,824.2	$6,700.4	$6,403.5	$1,123.8	16.8%	$296.9	4.6%

Costs and expenses
Cost of sales	6,550.1	5,804.1	5,579.6	746.0	12.9%	224.5	4.0%
Selling, general and administrative expense	675.9	616.8	644.9	59.1	9.6%	(28.1)	(4.4)%
Research and development expense	69.0	67.0	78.4	2.0	3.0%	(11.4)	(14.5)%
Restructuring, impairment and other expenses	20.0	15.2	66.7	4.8	31.6%	(51.5)	(77.2)%
Total costs and expenses	7,315.0	6,503.1	6,369.6	811.9	12.5%	133.5	2.1%

Other income (expense), net	(248.3)	5.4	46.6	(253.7)	(4,698.1)%	(41.2)	(88.4)%
Income from equity affiliates	34.4	44.6	0.6	(10.2)	(22.9)%	44.0	7,333.3%
Income (loss) from investment in Technip Energies	—	(27.7)	322.2	27.7	100.0%	(349.9)	(108.6)%
Loss on early extinguishment of debt	—	(29.8)	(61.9)	29.8	100.0%	32.1	51.9%
Net interest expense	(88.7)	(120.9)	(143.3)	32.2	26.6%	22.4	15.6%
Income before income taxes	206.6	68.9	198.1	137.7	199.9%	(129.2)	(65.2)%
Provision for income taxes	154.7	105.4	111.1	49.3	46.8%	(5.7)	(5.1)%
Income (loss) from continuing operations	51.9	(36.5)	87.0	88.4	242.2%	(123.5)	(142.0)%
(Income) loss from continuing operations attributable to non-controlling interests	4.3	(25.4)	0.8	29.7	116.9%	(26.2)	(3,275.0)%
Income (loss) from continuing operations attributable to TechnipFMC plc	56.2	(61.9)	87.8	118.1	190.8%	(149.7)	(170.5)%
Loss from discontinued operations	—	(45.3)	(72.6)	45.3	100.0%	27.3	37.6%
Income from discontinued operations attributable to non-controlling interests	—	—	(1.9)	—	—%	1.9	100.0%
Net income (loss) attributable to TechnipFMC plc	$56.2	$(107.2)	$13.3	$163.4	152.4%	$(120.5)	(906.0)%

Results of Operations in 2023 Compared to 2022
Revenue
Revenue increased $1,123.8 million in 2023, compared to the same period in 2022. Subsea revenue increased $973.6 million, driven by a 24.5% higher backlog as of December 31, 2022, when compared to December 31, 2021, and included increased revenue year-over-year from flexible pipe and subsea production equipment combined with higher installation activities. Surface Technologies revenue increased $150.2 million, year-over-year, as a result of increased operator activity across the world, primarily from the Middle East.

Gross Profit
Gross profit (revenue less cost of sales) increased to $1,274.1 million in 2023 compared to $896.3 million in 2022. Subsea gross profit increased year-over-year by $324.5 million, of which $123.4 million was due to volume increase and $201.1 million due to a favorable activity mix. Surface Technologies gross profit increased year-over-year by $51.3 million, of which $18.3 million was driven by North America’s improved operational performance, $25.6 million due to higher activity in the Middle East and $7.6 million from improved performance in the rest of the world.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $59.1 million year-over-year, as a result of increased activity in both segments.
Other Income (Expense), Net
Other income (expense), net includes gains and losses associated with the remeasurement of net cash positions, gains and losses on sales of property, plant and equipment and non-operating gains and losses. The change from Other income, net of $5.4 million in 2022 to Other expense, net of $248.3 million in 2023 was mainly due to a $126.5 million non-recurring legal settlement charges (see Note 20) and a net foreign exchange loss of $119.0 million in 2023. The net foreign exchange loss was primarily a result of exposure to certain currencies with limited derivative hedging markets such as the Argentine peso and Angolan kwanza. Additional losses resulted from balance sheet remeasurements and cost of carry.
Income from Equity Affiliates
For the years ended December 31, 2023 and 2022, we recorded income of $34.4 million and $44.6 million, respectively, from equity method affiliates. Income generated by our equity method investments during 2023 decreased year-over-year, driven by a decrease in operational activity of our joint ventures. See Note 3 to our consolidated financial statements for further details.
Income (Loss) from Investment in Technip Energies
For the year ended December 31, 2022 we recorded a loss of $27.7 million as a result of our investment in Technip Energies. The amounts recognized represented the fair value revaluation gains (losses) of our investment. See Note 12 to our consolidated financial statements for further details.
Loss on Early Extinguishment of Debt
We recognized a $29.8 million loss on early extinguishment of debt for the year ended December 31, 2022, which related to premium paid and write-off of debt issuance costs in connection with the repurchase of the 2021 Notes and the repayment of our 3.45% Senior Notes due 2022. See Note 16 to our consolidated financial statements for further details.
Net Interest Expense
Net interest expense decreased by $32.2 million in 2023, compared to 2022, largely due to the reduction in outstanding debt and higher interest income.
Provision for Income Taxes
Our provision for income taxes for 2023 and 2022 reflected effective tax rates of 74.9% and 153.1%, respectively. The year-over-year decrease in the effective tax rate was largely due to the change in geographical profit mix year over year, tax adjustments related to the reassessment of prior year tax accruals and changes of valuation allowances on some of our deferred tax assets.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.
Discontinued Operations
Loss from discontinued operations, net of income taxes, was $45.3 million for the year ended December 31, 2022. See Note 25 to our consolidated financial statements for further details.

OPERATING RESULTS OF BUSINESS SEGMENTS
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 6 to our consolidated financial statements for further details.
Subsea

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2023	2022	2021	2023 vs. 2022			2022 vs. 2021
Revenue	$6,434.8	$5,461.2	$5,329.1	$973.6	17.8%		$132.1	2.5%
Operating profit (loss)	$543.6	$317.6	$141.4	$226.0	71.2%		$176.2	124.6%

Operating profit (loss) as a percentage of revenue	8.4%	5.8%	2.7%		2.6	pts.		3.1	pts.
Subsea revenue increased $973.6 million during the year ended December 31, 2023, compared to the same period in 2022, driven by an increase in backlog during 2022, related to higher energy demand and upstream spending, further aided by our unique commercial offerings. $630.0 million of the increase in revenue came from Brazil, $257.1 million from United States and $229.9 million from Norway, due to increased supply of flexible pipe, subsea production equipment combined with higher installation activities across these geographies. The increase in revenue in Brazil, the United States and Norway was offset by a net $143.4 million decrease from the rest of the world primarily from lower activity as projects reached completion.

Subsea operating profit for the year ended December 31, 2023, increased by $226.0 million, of which $123.4 million came from volume, combined with $201.1 million due to a favorable activity mix, partially offset by a $98.5 million increase in operating expense.
Surface Technologies

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2023	2022	2021	2023 vs. 2022			2022 vs. 2021
Revenue	$1,389.4	$1,239.2	$1,074.4	$150.2	12.1%		$164.8	15.3%
Operating profit (loss)	$114.6	$58.3	$42.0	$56.3	96.6%		$16.3	38.8%

Operating profit (loss) as a percentage of revenue	8.2%	4.7%	3.9%		3.5	pts.		0.8	pts.
Surface Technologies revenue increased $150.2 million, during the year ended December 31, 2023, compared to the same period in 2022, $76.0 million in the Middle East, $22.1 million in North America, $31.8 million in Europe and Central Asia, and $20.3 million in the rest of the world. The increase in the Middle East resulted from recent project awards in support of longer term customer production targets in the region driving increased supply of drilling and completions products. The increased revenue in North America was driven by improved commercial conditions supporting higher drilling and completions activity. The increase in Europe, Central Asia and the rest of the world is the result of increased operator activity on projects in these geographies.
Surface Technologies operating profit increased by $56.3 million. $21.3 million of the increase was due to improved operational performance in North America, $27.4 million was the result of higher activity in the Middle East and North Sea, and $7.6 million from improved operational performance in the rest of the world.
Corporate Items

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Corporate expense	$(243.9)	$(104.7)	$(118.1)	$(139.2)	(133.0)%	$13.4	11.3%

Corporate expense increased by $139.2 million year-over-year, mostly due to a non-recurring legal settlement charge of $126.5 million incurred during 2023. The remaining increase is primarily attributable to an increase in corporate staff expense.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders — Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders Year Ended December 31,
(In millions)	2023	2022
Subsea	$9,749.0	$6,738.3
Surface Technologies	1,233.9	1,340.8
Total inbound orders	$10,982.9	$8,079.1
Order backlog — Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 5 to our consolidated financial statements for further details.

	Order Backlog December 31,
(In millions)	2023	2022
Subsea	$12,164.1	$8,131.5
Surface Technologies	1,066.9	1,221.5
Total order backlog	$13,231.0	$9,353.0
Subsea — Order backlog for Subsea as of December 31, 2023, increased by $4.0 billion from December 31, 2022. Subsea backlog of $12.2 billion as of December 31, 2023, was composed of various subsea projects, including Petrobras Buzios 6, Mero I, Mero II and Marlim; Total Energies Mozambique LNG, Lapa North East and Clov 3; ExxonMobil Yellowtail and Uaru; AkerBP Utsira; Azule Energy Agogo; Shell Jackdaw and Dover; Husky West White Rose; Equinor Raia, Rosebank and Irpa, Verdande; Tullow Jubilee South East; Wintershall Maria and Dvalin; and Harbour Talbot.
Surface Technologies — Order backlog for Surface Technologies as of December 31, 2023 decreased by $154.6 million, compared to December 31, 2022. Surface Technologies’ backlog of $1.1 billion as of December 31, 2023, was composed primarily of projects in the Middle East, namely Aramco and ADNOC. The remaining backlog was composed of various projects in the rest of the world.

LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flows through bank accounts controlled and maintained by TechnipFMC globally in various jurisdictions to best meet the liquidity needs of our global operations.
Net Debt — Net debt is a non-GAAP financial measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP financial measure to evaluate our capital structure and financial leverage. We believe net debt is a meaningful financial measure that may assist investors in understanding our financial condition and recognizing underlying trends in our capital structure. Net debt should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.

The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our consolidated balance sheets.

	Year Ended December 31,
(In millions)	2023	2022
Cash and cash equivalents	$951.7	$1,057.1
Short-term debt and current portion of long-term debt	(153.8)	(367.3)
Long-term debt, less current portion	(913.5)	(999.3)
Net debt	$(115.6)	$(309.5)
Cash Flows
Cash flows for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash provided by operating activities from continuing operations	$693.0	$352.1	$715.0
Cash provided (required) by investing activities from continuing operations	(125.6)	162.2	821.8
Cash required by financing activities from continuing operations	(656.5)	(796.7)	(1,447.3)
Net cash attributable to discontinued operations	—	—	(3,555.9)
Effect of exchange rate changes on cash and cash equivalents	(16.3)	12.1	(14.0)
Decrease in cash and cash equivalents	$(105.4)	$(270.3)	$(3,480.4)

(Increase) decrease in working capital from continuing operations	$302.2	$(81.1)	$497.5

Free cash flow from continuing operations	$467.8	$194.2	$523.3
Operating cash flows from continuing operations — During 2023 and 2022, we generated $693.0 million and $352.1 million, respectively, in operating cash flows from continuing operations. The increase of $340.9 million in cash generated by operating activities from continuing operations in 2023, as compared to 2022, was due to timing differences on project milestones, payments to vendors for inventory, fluctuations in derivative assets and liabilities and timing of income tax payments.
Investing cash flows from continuing operations — We used $125.6 million of cash in investing activities from continuing operations during 2023 as compared to $162.2 million cash generated in investing cash flows from continuing operations during 2022. The decrease of $287.8 million in cash from investing activities was primarily due to the absence of $288.5 million proceeds received from sales of our investment in Technip Energies during 2022 and an increase in capital expenditures of $67.3 million. This cash use was partially offset by an increase in proceeds from sales of assets of $54.5 million during 2023 primarily related to the sale of the Apache II pipelay vessel and other investing activities.
Financing cash flows from continuing operations — Financing activities from continuing operations used $656.5 million and $796.7 million in 2023 and 2022, respectively. The decrease of $140.2 million in cash used for financing activities was mainly due to the decreased debt pay down and issuance activity of $249.6 million during 2023, partially offset by $104.9 million of increase of share repurchases during 2023.
The change in working capital represents total changes in current assets and liabilities.

Free cash flow from continuing operations is defined as operating cash flows from continuing operations less capital expenditures. Management uses this non-GAAP financial measure to evaluate our financial condition. We believe free cash flow from continuing operations is a meaningful financial measure that may assist investors in understanding our financial condition and results of operations. The following table reconciles cash provided by operating activities from continuing operations, which is the most directly comparable financial measure determined in accordance with GAAP, to free cash flow (non-GAAP measure).

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash provided by operating activities from continuing operations	$693.0	$352.1	$715.0
Capital expenditures	(225.2)	(157.9)	(191.7)
Free cash flow from continuing operations	$467.8	$194.2	$523.3

Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term. During 2023, we reduced our total debt position primarily through the full repayment of $270.2 million of our 3.15% 2013 Private Placement Notes.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of December 31, 2023 there were $54.2 million letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $1,195.8 million.
As of December 31, 2023 TechnipFMC was in compliance with all debt covenants. See Note 16 to our consolidated financial statements for further detail.
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
Contractual and Other Obligations
The Company’s principal contractual commitments include purchase obligations, repayments of long-term debt and related interest, and payments under operating leases. As of December 31, 2023, we had $1.6 billion of purchase obligations, more than 93 percent of which is short-term. Substantially all of these commitments are associated with purchases made to fulfill our customer’s orders, the costs associated with these agreements will ultimately be reflected in cost of sales in our consolidated statements of income.
Refer to respective notes to the consolidated financial statements for further information about our share repurchase program (Note 18), long-term debt obligations (Note 16), guarantees (Notes 12 and 20) and lease payment obligations (Note 4).
Financial Position Outlook
We are committed to a strong balance sheet. We continue to maintain sufficient liquidity to support the needs of the business through growth, cyclicality and unforeseen events. We continue to maintain and drive sustainable leverage to preserve access to capital throughout the cycle. Our capital expenditures can be adjusted and managed to match market demand and activity levels. Projected capital expenditures do not include any contingent capital that may be needed to respond to contract awards. In maintaining our commitment to sustainable leverage and liquidity, we expect to be able to continue to generate cash flow available for investment in growth and distribution to shareholders through the business cycle.

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
Our gross profit for the year ended December 31, 2023 was negatively impacted on a net basis by approximately $92.3 million, as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2022 with $91.0 million and $1.3 million in our Subsea and Surface Technologies segments, respectively. Certain projects that were significantly impacted negatively by changes to estimated project costs during this period totaled $106.1 million. These were offset partially by projects with material positive impacts from favorable negotiations of variable considerations of $39.1 million. The remaining other changes resulted in a net negative impact of $25.3 million.
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
As of December 31, 2023, we have provided a valuation allowance against the related deferred tax assets where we believe it is not more likely than not that we will generate future taxable income sufficient to realize such assets.
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
The following table illustrates the sensitivity of changes in the discount rate and expected long-term return on plan assets on pension expense and the projected benefit obligation:

(In millions, except basis points)	Increase (Decrease) in 2023 Pension Expense Before Income Taxes	Increase (Decrease) in Projected Benefit Obligation as of December 31, 2023
25 basis point decrease in discount rate	$1.4	$25.9
25 basis point increase in discount rate	$(1.3)	$(24.7)
25 basis point decrease in expected long-term rate of return on plan assets	$1.9	N/A
25 basis point increase in expected long-term rate of return on plan assets	$(1.9)	N/A

Impairment of Long-Lived and Intangible Assets
Long-lived assets, including vessels, property, plant and equipment, identifiable intangible assets being amortized, and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. Because there usually is a lack of quoted market prices for long-lived assets, fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or based on a multiple of operating cash flows validated with historical market transactions of similar assets where possible. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of revenue, forecasted utilization, operating costs and capital decisions and all available information at the date of review. If future market conditions deteriorate beyond our current expectations and assumptions, impairments of long-lived assets may be identified if we conclude that the carrying amounts are no longer recoverable.

OTHER MATTERS
On June 25, 2019, we announced a global resolution to pay a total of $301.3 million to the U.S. Department of Justice (“DOJ”), the SEC, and Brazilian authorities (Federal Prosecution Service (“MPF”), the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”)) to resolve these anti-corruption investigations related to historic conduct by Technip S.A. in Brazil and historic conduct by FMC Technologies concerning services provided by a vendor, Unaoil S.A.M. We were not required to have a monitor and instead, provided reports on our anti-corruption program to the Brazilian and U.S. authorities for two and three years, respectively.
As part of this resolution, we entered into a three-year Deferred Prosecution Agreement (“DPA”) with the DOJ related to charges of conspiracy to violate the FCPA related to conduct in Brazil and with Unaoil. In addition, Technip USA, Inc., a U.S. subsidiary, pled guilty to one count of conspiracy to violate the FCPA related to conduct in Brazil. We also consented to the entry of an Administrative Order issued by the SEC related to Unaoil.
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
As previously disclosed, we have also resolved an investigation by French authorities (the Parquet National Financier (“PNF”)). On June 22, 2023, the Company, through its subsidiary Technip UK Limited, along with Technip Energies SAS, a subsidiary of Technip Energies NV, reached a resolution with the PNF of all outstanding matters, including its investigations into historical projects in Equatorial Guinea, Ghana, and Angola. The resolution took the form of a convention judiciaire d'interet public, (“CJIP”), which does not involve any admission of liability or guilt.

Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three-months ended June 30, 2023, we recorded a $126.5 million liability incremental to our existing provision. After making a scheduled installment payment of €24.7 million on July 13, 2023, we have an outstanding balance of €154.8 million that is translated to $171.1 million and is recorded in other current liabilities in our consolidated balance sheet as of December 31, 2023.
TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 to our consolidated financial statements for further details.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments for speculative purposes. As of December 31, 2023 and 2022, substantially all of our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.

These disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.
Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are, therefore, subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies over 2023 would have changed our revenue and income before income taxes attributable to TechnipFMC by approximately $381.8 million and $21.4 million, respectively.
We apply highly inflationary accounting to the results of operations of our subsidiaries in Argentina as the cumulative inflation rate in these economies for a three-year period meets or exceeds 100%, in accordance with U.S. GAAP. As a result, monetary assets and liabilities denominated in local currencies are remeasured to the U.S. Dollar at each balance sheet date, with remeasurement gains and losses recognized in consolidated statements of income.

The Central Bank of Argentina has maintained certain currency controls that limited our ability to access U.S. dollars in Argentina and to remit cash from our Argentine operations. The new president of Argentina was inaugurated on December 10, 2023, and proposed certain significant economic changes that had a significant impact on the foreign currency-related effects of business transactions in Argentina. Due to the Argentine Peso devaluation, primarily following the Presidential Inauguration, we recognized a foreign exchange loss of $14.5 million during the fourth quarter of 2023 and approximately $23.8 million for the year ended December 31, 2023. We have taken various actions to address the situation to reduce our foreign exchange exposure.

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
For our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges, a 10% increase in the value of the U.S. dollar would have resulted in an additional loss of approximately $115.3 million in the net fair value of cash flow hedges reflected in our consolidated balance sheet as of December 31, 2023.
Interest Rate Risk
We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. To the extent any one interest rate increases by 10% across all tenors and other countries’ interest rates remain fixed, and assuming no change in discount rates, we would expect to recognize a decrease of $3.8 million in unrealized earnings from foreign currency contracts designated as cash flow hedges in the period of change. Based on our portfolio as of December 31, 2023, we have material positions with exposure to interest rates in the United States, Brazil, the United Kingdom, Singapore, and Norway.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of TechnipFMC plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of TechnipFMC plc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Determination of Estimated Costs to Complete for Long-Term Contracts
As described in Note 1 to the consolidated financial statements, approximately 64% of the total revenue of $7.8 billion for the year ended December 31, 2023 is generated from long-term contracts. As disclosed by management, for the Company’s long-term contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer that occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on many of the performance obligations, management’s estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. There are many factors, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, and weather, all of which can affect the accuracy of cost estimates, and ultimately, future profitability.
The principal considerations for our determination that performing procedures relating to revenue recognition - determination of estimated costs to complete for long-term contracts is a critical audit matter are (i) the significant judgment by management when determining the estimated costs to complete for long-term contracts, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the estimated costs to complete.
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
February 27, 2024

We have served as the Company’s auditor since 2017.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In millions, except per share data)	2023	2022	2021
Revenue
Service revenue	$4,283.3	$3,628.3	$3,440.7
Product revenue	3,267.4	2,857.0	2,804.4
Lease revenue	273.5	215.1	158.4
Total revenue	7,824.2	6,700.4	6,403.5

Costs and expenses
Cost of service revenue	3,425.3	3,042.2	3,084.7
Cost of product revenue	2,936.3	2,595.7	2,366.5
Cost of lease revenue	188.5	166.2	128.4
Selling, general and administrative expense	675.9	616.8	644.9
Research and development expense	69.0	67.0	78.4
Restructuring, impairment and other expenses (Note 19)	20.0	15.2	66.7
Total costs and expenses	7,315.0	6,503.1	6,369.6

Other income (expense), net (Note 20)	(248.3)	5.4	46.6
Income from equity affiliates (Note 12)	34.4	44.6	0.6
Income (loss) from Investment in Technip Energies	—	(27.7)	322.2
Income before net interest expense and income taxes	295.3	219.6	403.3
Interest income	33.5	17.8	14.0
Interest expense	(122.2)	(138.7)	(157.3)
Loss on early extinguishment of debt	—	(29.8)	(61.9)
Income before income taxes	206.6	68.9	198.1
Provision for income taxes (Note 21)	154.7	105.4	111.1
Income (loss) from continuing operations	51.9	(36.5)	87.0
(Income) loss from continuing operations attributable to non-controlling interests	4.3	(25.4)	0.8
Income (loss) from continuing operations attributable to TechnipFMC plc	56.2	(61.9)	87.8
Loss from discontinued operations	—	(45.3)	(72.6)
Income from discontinued operations attributable to non-controlling interests	—	—	(1.9)
Net income (loss) attributable to TechnipFMC plc	$56.2	$(107.2)	$13.3

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.13	$(0.14)	$0.19
Diluted	$0.12	$(0.14)	$0.19

Earnings (loss) per share from discontinued operations attributable to TechnipFMC
Basic	$—	$(0.10)	$(0.17)
Diluted	$—	$(0.10)	$(0.16)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.13	$(0.24)	$0.03
Diluted	$0.12	$(0.24)	$0.03

Weighted average shares outstanding (Note 7)
Basic	438.6	449.5	450.5
Diluted	452.3	449.5	454.6
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In millions)	2023	2022	2021
Net income (loss) attributable to TechnipFMC plc	$56.2	$(107.2)	$13.3
(Income) loss from continuing operations attributable to non-controlling interests	4.3	(25.4)	0.8
Income from discontinued operations attributable to non-controlling interests	—	—	(1.9)
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	51.9	(81.8)	14.4

Foreign currency translation adjustments
Net gains (losses) arising during the period	68.0	(20.2)	27.6
Reclassification adjustment for net gains included in net loss	(7.0)	(3.2)	—
Foreign currency translation adjustments (a)	61.0	(23.4)	27.6

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	41.6	(25.1)	(19.8)
Reclassification adjustment for net (gains) losses included in net income	(3.6)	25.3	(11.8)
Net gains (losses) on hedging instruments (b)	38.0	0.2	(31.6)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(44.7)	13.3	71.2
Prior service cost arising during the period	—	—	(0.4)
Reclassification adjustment for settlement losses included in net income	—	0.6	2.7
Reclassification adjustment for amortization of prior service cost included in net income	0.3	0.2	0.4
Reclassification adjustment for amortization of net actuarial loss included in net income	8.9	8.3	14.9
Net pension and other post-retirement benefits (c)	(35.5)	22.4	88.8
Other comprehensive income (loss), net of tax	63.5	(0.8)	84.8
Comprehensive income (loss)	115.4	(82.6)	99.2
Comprehensive (income) loss attributable to non-controlling interests	0.5	(21.3)	0.5
Comprehensive income (loss) attributable to TechnipFMC plc	$115.9	$(103.9)	$99.7
(a)Net of income tax (expense) benefit of nil for each of the years ended December 31, 2023, 2022 and 2021.
(b)Net of income tax (expense) benefit of $(3.0) million, $(8.0) million and $8.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(c)Net of income tax (expense) benefit of $3.7 million, $(9.6) million and $(19.6) million for the years ended December 31, 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)	December 31,
Assets	2023	2022
Cash and cash equivalents	$951.7	$1,057.1
Trade receivables, net of allowances of $34.4 in 2023 and $34.1 in 2022	1,138.1	966.5
Contract assets, net of allowances of $1.4 in 2023 and 1.1 in 2022	1,010.1	981.6
Inventories, net (Note 9)	1,100.3	1,039.7
Derivative financial instruments (Note 23)	183.4	282.7
Income taxes receivable	156.2	125.3
Advances paid to suppliers	89.5	80.8
Measurements Solutions business classified as assets held for sale (Note 3)	152.1	—
Other current assets (Note 10)	414.0	455.0
Total current assets	5,195.4	4,988.7
Investments in equity affiliates (Note 12)	274.4	325.0
Property, plant and equipment, net (Note 14)	2,270.9	2,354.9
Operating lease right-of-use assets (Note 4)	739.6	801.9
Finance lease right-of-use assets (Note 4)	91.6	51.6
Intangible assets, net (Note 15)	601.6	716.0
Deferred income taxes (Note 21)	164.8	72.5
Derivative financial instruments (Note 23)	30.4	7.2
Other assets	287.9	126.5
Total assets	$9,656.6	$9,444.3

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 16)	$153.8	$367.3
Operating lease liabilities (Note 4)	136.5	136.1
Finance lease liabilities (Note 4)	9.9	51.9
Accounts payable, trade	1,355.8	1,282.8
Contract liabilities	1,485.8	1,156.4
Accrued payroll	187.8	175.6
Derivative financial instruments (Note 23)	179.9	346.6
Income taxes payable	146.8	96.7
Measurements Solutions business classified as liabilities held for sale (Note 3)	64.3	—
Other current liabilities (Note 10)	748.0	560.9
Total current liabilities	4,468.6	4,174.3
Long-term debt, less current portion (Note 16)	913.5	999.3
Operating lease liabilities, less current portion (Note 4)	667.1	735.7
Finance lease liabilities (Note 4)	88.4	1.4
Deferred income taxes (Note 21)	92.2	55.5
Accrued pension and other post-retirement benefits, less current portion (Note 22)	84.4	59.7
Derivative financial instruments (Note 23)	24.8	3.6
Other liabilities	145.5	138.1
Total liabilities	6,484.5	6,167.6
Commitments and contingent liabilities (Note 20)
Stockholders’ equity (Note 17)
Ordinary shares, $1 par value; 618.3 shares authorized in 2023 and 2022; 432.9 shares and 442.2 shares issued and outstanding in 2023 and 2022, respectively	432.9	442.2
Capital in excess of par value of ordinary shares	8,938.9	9,109.7
Accumulated deficit	(4,993.1)	(5,010.0)
Accumulated other comprehensive loss	(1,242.0)	(1,301.7)
Total TechnipFMC plc stockholders’ equity	3,136.7	3,240.2
Non-controlling interests	35.4	36.5
Total equity	3,172.1	3,276.7
Total liabilities and equity	$9,656.6	$9,444.3

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash provided by operating activities
Net income (loss)	$51.9	$(81.8)	$14.4
Net loss from discontinued operations	—	45.3	72.6
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	377.8	377.2	385.4
Impairments	1.7	4.7	49.1
Employee benefit plan and share-based compensation costs	30.8	33.5	34.3
Deferred income tax benefit	(54.2)	(13.0)	(95.1)
(Income) loss from investment in Technip Energies	—	27.7	(322.2)
Unrealized loss on derivative instruments and foreign exchange	29.6	54.0	30.8
Income from equity affiliates, net of dividends received	(34.2)	(31.9)	(0.6)
Loss on early extinguishment of debt	—	29.8	61.9
Other	40.7	6.7	(5.5)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and contract assets	(227.7)	(160.2)	(73.1)
Inventories, net	(91.2)	(35.0)	197.7
Accounts payable, trade	62.5	52.1	93.8
Contract liabilities	321.0	164.5	0.9
Income taxes payable (receivable), net	34.3	(62.1)	214.7
Other current assets and liabilities, net	203.3	(40.4)	63.5
Other non-current assets and liabilities, net	(53.3)	(19.0)	(7.6)
Cash provided by operating activities from continuing operations	693.0	352.1	715.0
Cash provided by operating activities from discontinued operations	—	—	66.3
Cash provided by operating activities	693.0	352.1	781.3

Cash provided (required) by investing activities
Capital expenditures	(225.2)	(157.9)	(191.7)
Proceeds from sale of assets	84.7	30.2	104.6
Proceeds from sales of investment in Technip Energies	—	288.5	900.9
Other	14.9	1.4	8.0
Cash provided (required) by investing activities from continuing operations	(125.6)	162.2	821.8
Cash required by investing activities from discontinued operations	—	—	(4.5)
Cash provided (required) by investing activities	(125.6)	162.2	817.3

Cash required by financing activities
Decrease in short-term debt	(341.6)	(200.4)	(62.0)
Cash settlement for derivative hedging debt	(30.1)	(80.5)	—
Net decrease in commercial paper	—	—	(974.3)
Proceeds from issuance of long-term debt	—	60.9	1,164.4
Repayments of long-term debt	—	(451.7)	(1,462.2)
Payments for debt issuance cost	(16.7)	—	(60.4)
Share repurchases	(205.1)	(100.2)	—
Dividends paid	(43.5)	—	—
Acquisition of non-controlling interest	—	—	(48.6)
Other	(19.5)	(24.8)	(4.2)
Cash required by financing activities from continuing operations	(656.5)	(796.7)	(1,447.3)
Cash required by financing activities from discontinued operations	—	—	(3,617.7)
Cash required by financing activities	(656.5)	(796.7)	(5,065.0)
Effect of changes in foreign exchange rates on cash and cash equivalents	(16.3)	12.1	(14.0)
Decrease in cash and cash equivalents	(105.4)	(270.3)	(3,480.4)
Cash and cash equivalents in the statement of cash flows, beginning of year	1,057.1	1,327.4	4,807.8
Cash and cash equivalents in the statement of cash flows, end of year	$951.7	$1,057.1	$1,327.4

The following items are included within operating activities:

	Year Ended December 31,
(In millions)	2023	2022	2021
Supplemental disclosures of cash flow information attributable to continuing operations
Cash paid for interest (net of interest capitalized)	$93.4	$109.2	$104.1
Cash paid for income taxes (net of refunds received)	$150.7	$189.2	$25.1

The following table provides non-cash investing and financing activities:

	Year Ended December 31,
(In millions)	2023	2022	2021
Dividend receivable in exchange for loan receivable	$85.0	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2020	$449.5	$10,242.4	$(4,915.2)	$(1,622.5)	$60.1	$4,214.3
Net income	—	—	13.3	—	1.1	14.4
Other comprehensive income (loss)	—	—	—	86.4	(1.6)	84.8
Issuance of ordinary shares	1.2	—	—	—	—	1.2
Share-based compensation (Note 18)	—	26.8	—	—	—	26.8
Spin-off of Technip Energies (Note 25)	—	(1,108.4)	—	231.1	(19.9)	(897.2)
Accrued distributions to non-controlling interest	—	—	—	—	(15.0)	(15.0)
Other	—	—	(1.9)	—	(9.0)	(10.9)
Balance as of December 31, 2021	$450.7	$9,160.8	$(4,903.8)	$(1,305.0)	$15.7	$3,418.4

Net income (loss)	—	—	(107.2)	—	25.4	(81.8)
Other comprehensive income (loss)	—	—	—	3.3	(4.1)	(0.8)
Issuance of ordinary shares	1.6	(1.5)	—	—	—	0.1
Share-based compensation (Note 18)	—	40.5	—	—	—	40.5
Shares repurchased and cancelled	(10.1)	(90.1)				(100.2)
Other	—	—	1.0	—	(0.5)	0.5
Balance as of December 31, 2022	$442.2	$9,109.7	$(5,010.0)	$(1,301.7)	$36.5	$3,276.7

Net income (loss)	—	—	56.2	—	(4.3)	51.9
Other comprehensive income	—	—	—	59.7	3.8	63.5
Issuance of ordinary shares, net of shares withheld for tax	3.0	(20.1)	—	—	—	(17.1)
Share-based compensation (Note 18)	—	40.9	—	—	—	40.9
Shares repurchased and cancelled	(12.3)	(192.8)	—	—	—	(205.1)
Dividends declared and paid (Note 17)	—	—	(43.5)	—	—	(43.5)
Other	—	1.2	4.2	—	(0.6)	4.8
Balance as of December 31, 2023	$432.9	$8,938.9	$(4,993.1)	$(1,242.0)	$35.4	$3,172.1
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations - TechnipFMC plc and consolidated subsidiaries (“TechnipFMC,” “we,” “us” or “our”) is a global leader in oil and natural gas projects, technologies, systems and services through our business segments: Subsea and Surface Technologies. We have manufacturing operations worldwide, strategically located to facilitate delivery of our products, systems and services to our customers.
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
Principles of consolidation - The consolidated financial statements include the accounts of TechnipFMC, its controlled subsidiaries and affiliates. We consolidate an entity when we have a variable interest in an entity for which we are the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation.

Variable interest entities - We determine whether investments involve a variable interest entity (“VIE”) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if we are the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. If we are deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a non-controlling interest. Our unconsolidated VIEs are accounted for using the equity method of accounting. Our maximum exposure to loss related to VIEs is limited to the carrying value of our investments.
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
Investments in equity affiliates - The equity method of accounting is used to account for investments in equity affiliates where we have the ability to exert significant influence over the affiliates’ operating and financial policies.
Investments in equity affiliates are assessed for impairment whenever events or changes in facts and circumstances indicate the carrying value of the investments may not be fully recoverable. When such a condition is subjectively determined to be other than temporary, the carrying value of the investment is written down to fair value. Management’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in equity affiliates to be strategic, long-term investments and completes its assessments for impairment with a long-term viewpoint.
Other investments - We measure equity investments not accounted for under the equity method at fair value and recognize any changes in fair value in net income. Investments in which ownership is less than 20% or that do not represent significant investments are reported in other assets in the consolidated balance sheets. Where no active market exists and where no other valuation method can be used, these financial assets are maintained at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Leases - The majority of our leases are operating leases. We account for leases in accordance with Accounting Standard Codification (“ASC”) Topic 842, Leases.

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
We lease real estate including land, buildings and warehouses, machinery/equipment, and vessels from a lessor perspective. We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if the customer has the right to control the use of the identified asset. We use our implicit rate for our lessor arrangements. We do not separate lease and non-lease components for all asset classes except for vessels, which have significant non-lease components. If the non-lease component is predominant in our contracts, we account for the contracts under the revenue recognition guidance in ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). If the lease component is predominant in our contracts, we account for the contracts under the lease guidance in Topic 842. We estimate the amount we expect to derive from the underlying asset following the end of the lease term based on remaining economic life. Our lessor arrangements generally do not include any residual value guarantees. We recognize lessee payments of lessor costs such as taxes and insurance on a net basis when the lessee pays those costs directly to a third party or when the amount paid by the lessee is not readily determinable.
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
Warranty - Certain contracts include an assurance-type warranty clause, typically between 12 to 36 months, to guarantee that the products comply with agreed specifications. A service-type warranty may also be provided to the customer; in such a case, management allocates a portion of the transaction price to the warranty based on the estimated stand-alone selling price of the service-type warranty.
Revenue recognized over time - Our performance obligations are satisfied over time either as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for approximately 64%, 63% and 68% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress.
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
Right-to-invoice practical expedient - The right-to-invoice practical expedient can be applied to a performance obligation satisfied over time if we have a right to invoice the customer for an amount that corresponds directly with the value transferred to the customer for our performance completed to date. When this practical expedient is used, we do not estimate variable consideration at the inception of the contract to determine the transaction price or for disclosure purposes. We have contracts which have payment terms dictated by daily or hourly rates where some contracts may have mixed pricing terms which include a fixed fee portion. For contracts in which we charge the customer a fixed rate based on the time or materials spent during the project that correspond to the value transferred to the customer, we recognize revenue in the amount to which we have the right to invoice.

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
Share-based compensation - The measurement of share-based compensation expense on restricted share awards is based on the market price and fair value at the grant date and the number of shares awarded. The fair value of performance shares is estimated using a combination of the closing stock price on the grant date and the Monte Carlo simulation model. We use Black-Scholes options pricing model to measure the fair value of stock options granted on or after January 1, 2017. The stock-based compensation expense for each award is recognized ratably over the applicable service period or the period beginning at the start of the service period and ending when an employee becomes eligible for retirement, after taking into account estimated forfeitures.
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
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2022-04, "Disclosure of Supplier Finance Program Obligations," which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. These amendments were effective for the year beginning January 1, 2023, except for the rollforward requirements, which are effective for the year beginning January 1, 2024. The rollforward disclosures will be adopted as required for the reporting period beginning January 1, 2024.

We adopted the standard as of January 1, 2023. We facilitate a supply chain finance program (“SCF”) that is administered by a third-party financial institution (the “SCF bank”) which allows qualifying suppliers to sell their receivables from the Company to the SCF bank. These participating suppliers negotiate their outstanding receivable directly with the SCF bank. We are not a party to those agreements and the terms of our payment obligations are not impacted by a supplier’s participation in the SCF. We agree to pay the SCF bank based on the original invoice amounts and maturity dates as consistent with our other Accounts payables.
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, trade in our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of December 31, 2023 and December 31, 2022, the amounts due to suppliers participating in the SCF and included in Accounts payable were approximately $132.9 million and $101.8 million, respectively.
Recently Issued Accounting Standards under GAAP
In November, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The guidance is effective as of January 1, 2024 and should be adopted retrospectively unless impracticable. We are currently evaluating the impact of this amendment on our consolidated financial statements.
On December 14, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively (with retrospective application permitted) and is effective in the 2025 annual period and in 2026 for interim periods, with early adoption permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements.
We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.
NOTE 3. BUSINESS COMBINATION AND OTHER TRANSACTIONS
2023
Disposal of Measurement Solutions Business
In November 2023, TechnipFMC announced an agreement to sell the Company’s Measurement Solutions business (the “MSB”) to One Equity Partners for $205 million in cash, subject to customary adjustments at the closing of the transaction. As part of the Surface Technologies segment, the MSB encompasses terminal management solutions and metering products and systems and includes engineering and manufacturing locations in North America and Europe.
This transaction is expected to be completed by the end of the first quarter of 2024, and we have recorded $5.2 million in transaction costs associated with the sale. These transaction costs are included within impairment, restructuring and other expenses in our consolidated statements of income. The assets and liabilities of MSB are classified as current assets and liabilities held for sale as presented in our consolidated balance sheet at December 31, 2023.
2021
Magma Global Ltd.
In 2018, we entered into a collaboration agreement with Magma Global Ltd. (“Magma Global”) to develop a new generation of hybrid flexible pipe for use in the traditional and new energy industries. As part of the collaboration, we purchased a minority ownership interest in Magma Global.

In October 2021, we entered into a transaction to purchase the remaining ownership interest in Magma Global for $64.0 million. The cash consideration is being paid to the shareholders of Magma Global in three installments. The first payment of $23.9 million was paid on October 12, 2021 and the second payment of $18.5 million was paid on October 12, 2022. The final payment is contingent on the future occurrence of certain activities in accordance with the provisions of the agreement. Magma technology enables the manufacture of Thermoplastic Composite Pipe (TCP) using Polyether Ether Ketone (PEEK) polymer, which is highly resistant to corrosive compounds, such as CO2.
With the step acquisition of the remaining outstanding shares of Magma Global and our resulting control of the company, we recorded a $36.7 million impairment during the third quarter of 2021 to adjust our equity method investment to its estimated fair market value. The impairment charge is included in income/loss from equity affiliates line in our consolidated statements of income.
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
The following table is a summary of the Company’s components of net lease cost for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(In millions)	2023	2022	2021
Operating and Finance lease costs	$201.9	$177.9	$175.9
Short-term lease costs	45.7	14.0	5.2
Less: sublease income (1)	5.7	3.6	2.4
Net lease cost	$241.9	$188.3	$178.7
(1) TechnipFMC currently subleases certain of its leased real estate and vessels to third parties.

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$197.2	$171.0	$176.5
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$67.1	$279.4	$114.9
Finance leases	$48.8	$8.6	$24.6

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 is as follows:

	December 31,
(In millions, except lease term and discount rate)	2023	2022
Weighted average remaining lease term
Operating leases	11.4 years	11.5 years
Finance leases	2.7 years	0.6 years

Weighted average discount rate
Operating leases	6.0%	5.8%
Finance leases	15.04%	3.2%

Maturities of operating and finance lease liabilities as of December 31, 2023 are as follows:

(In millions)	Maturity of Operating Lease Liabilities	Maturity of Finance Lease Liabilities
2024	$180.7	$19.6
2025	133.4	120.1
2026	101.4	15.2
2027	89.5	11.0
2028	76.5	8.7
Thereafter	584.6	—
Total lease payments	1,166.1	174.6
Less: Imputed interest	362.5	76.3
Total lease liabilities (a)	$803.6	$98.3
(a) Includes the current portion of $146.4 million.

Lessor Arrangements
The majority of our leases are operating leases, as opposed to sales-type or direct financing leases. Our operating lease revenue, including variable revenue, was $273.5 million, $215.1 million, and $158.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the term of the leases, we expect to receive committed revenues of $12.8 million in total undiscounted cash flows, of which $3.0 million is expected to be received in 2024 and $3.0 million is expected to be received in 2025.

NOTE 5. REVENUE
The majority of our revenue is from long-term contracts associated with designing and manufacturing products and systems and providing services to customers involved in exploration and production of oil and natural gas.
Revenue Recognition by Segment
The following is a description of principal activities separated by reportable segments from which TechnipFMC generates its revenue. See Note 6 for more detailed information about reportable segments.
Subsea
Our Subsea segment designs and manufactures products and systems, performs engineering, procurement and project management and provides services used by oil and natural gas companies involved in offshore exploration and production of oil and natural gas. Systems and services may be sold separately or as integrated systems and services offered within one contract. Many of the systems and products TechnipFMC supplies for subsea applications are engineered to meet the unique demands of our customers’ field properties and are typically ordered one to two years prior to installation. We often receive advance payments and progress billings from our customers in order to fund initial development and working capital requirements.

Revenue for engineering, procurement, construction and installation projects is principally generated from long-term contracts with customers. We have determined these contracts generally have one performance obligation as the delivered product is built to customer and field specifications. We generally recognize revenue over time for such contracts as the customized products do not have an alternative use for TechnipFMC and we have an enforceable right to payment plus a reasonable profit for performance completed to date.
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
Surface Technologies
Our Surface Technologies segment designs, manufactures and supplies technologically advanced wellhead systems and pressure control products used in well completion and stimulation activities for oilfield service companies. We also provide installation, flowback and other services for exploration and production companies.
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
For contracts with a customized product or equipment performance obligation, the revenue is recognized over time, as customized products do not have an alternative use for us and we have an enforceable right to payment plus a reasonable profit for performance completed to date.
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
Disaggregation of Revenue
We disaggregate revenue by geographic location and contract type. The following table presents total revenue by geography for each reportable segment for the years ended December 31, 2023, 2022 and 2021:

	Reportable Segments
	Year Ended December 31,
	2023		2022		2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$2,182.9	$122.9	$1,460.1	$112.1	$1,157.7	$86.7
Europe, Central Asia	1,927.4	198.5	1,550.1	166.7	1,404.4	191.5
North America	1,064.2	574.1	780.6	552.0	753.6	372.7
Africa	920.8	49.1	865.6	37.6	1,057.3	44.0
Asia Pacific	331.3	95.2	687.5	97.2	927.4	104.2
Middle East	8.2	349.6	117.3	273.6	28.7	275.3
Total revenue	$6,434.8	$1,389.4	$5,461.2	$1,239.2	$5,329.1	$1,074.4

The following table represents revenue by contract type for each reportable segment for the years ended December 31, 2023, 2022 and 2021:

	Reportable Segments
	Year Ended December 31,
	2023		2022		2021
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$4,072.7	$210.6	$3,410.4	$217.9	$3,282.0	$158.7
Products	2,264.1	1,003.3	1,993.8	863.2	2,002.5	801.9
Lease(a)	98.0	175.5	57.0	158.1	44.6	113.8
Total revenue	$6,434.8	$1,389.4	$5,461.2	$1,239.2	$5,329.1	$1,074.4
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of December 31, 2023 and 2022:

	December 31,
(In millions)	2023	2022
Contract assets	$1,010.1	$981.6
Contract (liabilities)	(1,485.8)	(1,156.4)
Net contract (liabilities)	$(475.7)	$(174.8)

The increase in our contract assets from December 31, 2022 to December 31, 2023 was due to the timing of project milestones.
The increase in our contract liabilities was driven from an overall portfolio and client mix enabling an acceleration of client cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases our contract asset balance. Revenue recognized for the years ended December 31, 2023 and 2022 that were included in the contract liabilities balance as of December 31, 2022 and 2021 was $647.1 million and $607.4 million, respectively.
In addition, net revenue recognized for the years ended December 31, 2023 and 2022 from our performance obligations satisfied or partially satisfied in previous periods had favorable impact of $7.2 million and $160.8 million, respectively. Certain projects were materially impacted favorably for the years ended December 31, 2023 and 2022 by negotiations of variable consideration of $39.1 million and $110.6 million, respectively and were offset by individually immaterial net negative impact of $31.9 million and net positive impact of $50.2 million, respectively.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. Transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of December 31, 2023, the aggregate amount of the transaction price allocated to order backlog was $13,231.0 million. TechnipFMC expects to recognize revenue on approximately 40.0% of the order backlog through 2024 and 60.0% thereafter.
The following table details the order backlog for each business segment as of December 31, 2023:

(In millions)	2024	2025	Thereafter
Subsea	$4,812.0	$3,411.0	$3,941.1
Surface Technologies	483.8	133.0	450.1
Total remaining unsatisfied performance obligations	$5,295.8	$3,544.0	$4,391.2
NOTE 6. BUSINESS SEGMENTS
Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide, which corresponds to the manner in which our Chair and Chief Executive Officer, as our chief operating decision maker, reviews and evaluates operating performance and allocates resources. We operate under two reportable segments: Subsea and Surface Technologies.
Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in segment operating profit. The following items have been excluded from segment operating profit (loss): a non-recurring legal settlement charge, corporate staff expense, foreign exchange gains (losses), income (loss) from investment in Technip Energies, loss on early extinguishment of debt, net interest income (expense) associated with corporate debt facilities and income taxes.
Our customers are the major integrated oil companies, national oil companies and independent exploration and production companies that are active in the geographic areas in which we operate. For the year ended December 31, 2023, the largest Subsea segment client Petrobras accounted for more than 16 percent of our 2023 consolidated revenue.

Information by business segment
Segment revenue and segment operating profit (loss) were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Segment revenue
Subsea	$6,434.8	$5,461.2	$5,329.1
Surface Technologies	1,389.4	1,239.2	1,074.4
Total revenue	$7,824.2	$6,700.4	$6,403.5

Segment operating profit (loss)
Subsea	$543.6	$317.6	$141.4
Surface Technologies	114.6	58.3	42.0
Total segment operating profit	658.2	375.9	183.4

Corporate items
Corporate expense (a)	(243.9)	(104.7)	(118.1)
Net interest expense	(88.7)	(120.9)	(143.3)
Loss on early extinguishment of debt	—	(29.8)	(61.9)
Income (loss) from investment in Technip Energies	—	(27.7)	322.2
Foreign exchange gains (losses)	(119.0)	(23.9)	15.8
Total corporate items	(451.6)	(307.0)	14.7
Income before income taxes(b)	$206.6	$68.9	$198.1
(a)Corporate expense includes a non-recurring legal settlement charge for the year ended December 31, 2023, corporate staff expenses, share-based compensation expenses and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.
Segment assets were as follows:

	December 31,
(In millions)	2023	2022
Segment assets
Subsea	$6,403.4	$6,455.1
Surface Technologies	1,433.5	1,334.5
Total segment assets	7,836.9	7,789.6
Corporate (a)	1,819.7	1,654.7
Total assets	$9,656.6	$9,444.3
(a)Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment and intercompany eliminations not associated with a specific segment, pension assets and the fair value of derivative financial instruments.
Other business segment information is as follows:

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Subsea	$193.0	$120.2	$149.4	$310.5	$304.3	$317.2	$65.0	$62.2	$73.2
Surface Technologies	29.8	31.9	36.8	65.2	70.0	64.8	4.0	4.8	5.2
Corporate	2.4	5.8	5.5	2.1	2.9	3.4	—	—	—
Total	$225.2	$157.9	$191.7	$377.8	$377.2	$385.4	$69.0	$67.0	$78.4

Information by geography
Revenue by geography was identified based on the country where our products and services were delivered, and is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Revenue
Brazil	$1,687.6	$1,047.3	$767.8
United States	1,569.5	1,348.4	1,137.2
Norway	1,134.1	907.6	979.9
United Kingdom	867.2	710.3	542.5
Guyana	500.4	369.1	314.7
Angola	400.8	247.9	406.3
Ghana	265.6	184.7	73.4
Australia	174.6	295.4	419.8
United Arab Emirates	161.4	117.8	49.4
Mozambique	153.6	284.4	472.0
Saudi Arabia	148.9	98.8	119.5
Malaysia	69.2	228.5	206.9
Indonesia	50.0	42.6	224.9
Trinidad	3.8	6.7	78.1
All other countries	637.5	810.9	611.1
Total revenue	$7,824.2	$6,700.4	$6,403.5

Long-lived assets by geography represent property, plant and equipment, net, and are as follows:

	December 31,
(In millions)	2023	2022
Long-lived assets
United Kingdom	$714.7	$741.6
Netherlands	394.8	387.0
Brazil	352.3	306.4
United States	272.0	357.2
Norway	227.1	225.3
All other countries	310.0	337.4
Total long-lived assets	$2,270.9	$2,354.9

NOTE 7. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Year Ended December 31,
(In millions, except per share data)	2023	2022	2021
Income (loss) from continuing operations attributable to TechnipFMC plc	$56.2	$(61.9)	$87.8
Loss from discontinued operations attributable to TechnipFMC plc	—	(45.3)	(74.5)
Net income (loss) attributable to TechnipFMC plc	$56.2	$(107.2)	$13.3

Weighted average number of shares outstanding	438.6	449.5	450.5
Dilutive effect of restricted stock units	5.7	—	4.1
Dilutive effect of performance shares	8.0	—	—
Total shares and dilutive securities	452.3	449.5	454.6

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$0.13	$(0.14)	$0.19
Diluted	$0.12	$(0.14)	$0.19

Loss per share from discontinued operations attributable to TechnipFMC plc
Basic	$—	$(0.10)	$(0.17)
Diluted	$—	$(0.10)	$(0.16)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.13	$(0.24)	$0.03
Diluted	$0.12	$(0.24)	$0.03

For the year ended December 31, 2022, we incurred a net loss; therefore, the impact of any incremental shares from our share-based compensation awards would be anti-dilutive. For the years ended December 31, 2022, 8.9 million shares were anti-dilutive due to a net loss position.
Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Year Ended December 31,
(millions of shares)	2023	2022	2021
Share option awards	0.8	1.5	1.7
Restricted share units	—	—	0.1
Total	0.8	1.5	1.8
NOTE 8. RECEIVABLES
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivables and security deposits were related to sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
We manage our held-to-maturity debt securities using published credit ratings as a key credit quality indicator as our held-to-maturity debt securities consist of government bonds.

The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of December 31, 2023.

	December 31, 2023			December 31, 2022
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating A3 - Ba2	2020-2023	$138.1	Moody’s rating Aa3-Ba2	2020-2022	$51.0
Debt securities at amortized cost	Moody’s rating B3	2021	1.4	Moody’s rating B3	2021	16.2
Total financial assets			$139.5			$67.2

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
The table below shows the roll-forward of allowance for credit losses as of December 31, 2023 and 2022, respectively.

	Balance as of December 31, 2023
(In millions)	Trade receivables	Contract assets	Loans receivables and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2022	$34.1	$1.1	$0.3	$0.2
Current period provision (release) for expected credit losses	1.3	0.3	2.0	(0.2)
Recoveries	(1.0)	—	—	—
Allowance for credit losses at December 31, 2023	$34.4	$1.4	$2.3	$—

	Balance as of December 31, 2022
(In millions)	Trade receivables	Contract assets	Loans receivables and other	Held-to-maturity debt securities
Allowance for credit losses at December 31, 2021	$38.1	$1.1	$0.6	$2.7
Current period provision (release) for expected credit losses	0.7	—	(0.3)	(2.5)
Recoveries	(4.7)	—	—	—
Allowance for credit losses at December 31, 2022	$34.1	$1.1	$0.3	$0.2

NOTE 9. INVENTORIES
Inventories consisted of the following:

	December 31,
(In millions)	2023	2022
Raw materials	$401.3	$317.4
Work in process	148.2	152.0
Finished goods	550.8	570.3
Inventories, net	$1,100.3	$1,039.7

All amounts in the table above are reported net of obsolescence reserves of $99.7 million and $108.2 million as of December 31, 2023 and 2022, respectively.
Net inventories accounted for under the LIFO method totaled $292.0 million and $391.7 million as of December 31, 2023 and 2022, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $17.8 million and $16.6 million as of December 31, 2023 and 2022, respectively.
NOTE 10. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

	December 31,
(In millions)	2023	2022
Value-added tax receivables	$196.0	$185.6
Withholding tax and other receivables	96.8	137.8
Prepaid expenses	83.5	61.9
Current financial assets at amortized cost	9.1	12.4
Held-to-maturity investments	1.3	15.1
Other	27.3	42.2
Total other current assets	$414.0	$455.0

Other current liabilities consisted of the following:

	December 31,
(In millions)	2023	2022
Legal settlement liability(a)	$171.1	$—
Compensation accrual	136.2	70.8
Social security liability	81.9	70.9
Value-added tax and other taxes payable	78.5	65.3
Warranty accruals and project contingencies	60.9	87.6
Legal provisions	57.7	116.7
Provisions	16.2	9.1
Current portion of accrued pension and other post-retirement benefits	4.4	2.5
Other accrued liabilities	141.1	138.0
Total other current liabilities	$748.0	$560.9
(a) See Note 20 for additional details.
NOTE 11. WARRANTY OBLIGATIONS
Warranty obligations are included within other current liabilities in our consolidated balance sheets as of December 31, 2023, and 2022. Warranty obligations for the period are estimated to equate the actual costs incurred over the prior three years.
A reconciliation of warranty obligations for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Balance at beginning of period	$74.2	$86.2	$109.6
Warranty expenses	16.5	18.2	54.0
Adjustment to existing accruals	(40.5)	(19.0)	(56.5)
Claims paid	(5.2)	(11.2)	(20.9)
Balance at end of period	$45.0	$74.2	$86.2

NOTE 12. INVESTMENTS
Equity Method Investments
The equity method of accounting is used to account for investments in unconsolidated affiliates where we can have the ability to exert significant influence over the affiliates operating and financial policies.
Our equity investments were as follows as of December 31, 2023 and 2022:

		December 31,
		2023	2022
(In millions, except %)	Percentage Owned	Carrying Value
Dofcon Brasil AS	50.0%	$261.9	$312.8
Serimax Holdings SAS	20.0%	8.9	8.6
Other		3.6	3.6
Investments in equity affiliates		$274.4	$325.0

Our income from equity affiliates for the years ended December 31, 2023, 2022 and 2021, was $34.4 million, $44.6 million, and $0.6 million, respectively and included within our Subsea segment.
We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. During 2023 and 2022, we did not record any impairments of our equity method investments. During 2021, we recorded a $36.7 million impairment, in connection with the step acquisition of the remaining outstanding shares of Magma Global and our resulting control of the company. See Note 3 for further details.
Our major equity method investments are as follows:
Dofcon Brasil AS - is an affiliated company in the form of a joint venture between TechnipFMC and DOF Subsea and was founded in 2006. The DOF-TechnipFMC JV is composed of three legal entities, Dofcon Brasil AS, Techdof Brasil AS and Dofcon Navegacao Ltda. Dofcon Brasil AS is the JV Holding company and is owned 50% by DOF and 50% by TechnipFMC. Dofcon Brasil AS owns 100% of both Dofcon Navegacao Ltda and Techdof Brasil AS. All JV entities are collectively referred to as “Dofcon.” Dofcon provides Pipe-Laying Support Vessels (PLSVs) for work in oil and natural gas fields offshore Brazil. Dofcon is considered a VIE because it does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. We are not the primary beneficiary of the VIE. As such, we have accounted for our 50% investment using the equity method of accounting with results reported in our Subsea segment.

In June 2023, Dofcon Brasil AS declared a dividend of $170.0 million to its JV partners. The dividend receivable was recorded within other current assets on our consolidated balance sheet until December 2023 when the Dofcon JV partners agreed and signed the agreement to convert their outstanding dividend receivable into a long-term loan receivable from Dofcon. As a result of this conversion, we converted our 50% share of this dividend receivable into a long-term loan receivable that has a due date of June 26, 2028 and is included in other assets on our consolidated balance sheet as of December 31, 2023.

Dofcon Navegacao Ltda and Techdof Brasil AS have debts related to loans on its vessels. TechnipFMC and DOF Subsea provide guarantees for the debts and our share of the guarantees was $380.9 million as of December 31, 2023. During March 2023, DOF ASA, the parent company of DOF Subsea, completed the process of restructuring, unrelated and outside of the joint venture, and DOF Services AS is the new holding company of DOF Group. As a result of the restructure of the DOF Group, the cross default provisions ceased to exist and therefore waivers and consents are no longer required. Accordingly, TechnipFMC continued to not recognize a liability related to its guarantees.

TechDof Brasil AS owns and operates the Skandi Buzios vessel. During June 2023, a fire occurred onboard the vessel alongside Porto do Açu in Brazil. Repairs on the vessel have started during the fourth quarter of 2023 and are progressing according to plan. The vessel is scheduled to be back in operation during the second half of 2024. As a result of the incident, TechnipFMC did not note any impairment indicators, which were other than temporary, and thus no impairment has been recorded on the carrying value of our investment.

Serimax Holdings SAS (“Serimax”) - is an affiliated company in the form of a joint venture between TechnipFMC and Vallourec SA and was founded in 2016. Serimax is headquartered in Paris, France and provides rigid pipes welding services for work in oil and natural gas fields around the world. We have accounted for our 20% investment using the equity method of accounting with results reported in our Subsea segment.
Other includes Magnora Offshore Wind AS - During the first quarter of 2022, we entered into Magnora Offshore Wind AS, a partnership with Magnora ASA, in order to develop floating offshore wind projects. As of December 31, 2023, the 20% ownership equity method investment balance was $3.0 million.
Investment in Technip Energies
As discussed in Note 25, immediately following the completion of the Spin-off, we owned 49.9% of the outstanding shares of Technip Energies. At the Spin-off date, on initial recognition of the investment, we elected to account for our investment in Technip Energies at fair value with all subsequent changes in fair value for the investment reported in our consolidated statements of income.
As of December 31, 2022, we have fully divested our remaining ownership in Technip Energies. For the year ended December 31, 2022, we recognized $27.7 million loss, related to our investment in Technip Energies. The amounts recognized include purchase price discounts on the sales of shares and a fair value revaluation gains and losses of our investment.
NOTE 13. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures, were as follows:
Trade receivables consisted of trade receivables due from the following related parties:

	December 31,
(In millions)	2023	2022
Dofcon	$14.2	$16.6
Others	2.5	1.3
Total trade receivables	$16.7	$17.9

As of December 31, 2023 and 2022, we did not have any material accounts payable outstanding with our related parties.
Loan receivables as of December 31, 2023 includes $85.0 million to Dofcon, for which interest income of $3.4 million has been recorded during the year ended December 31, 2023.
Revenue consisted of amounts from the following related parties:

	Year Ended December 31,
(In millions)	2023	2022	2021
Dofcon	$8.1	$21.3	$25.7
Others	12.4	7.8	14.0
Total revenue	$20.5	$29.1	$39.7

Expenses consisted of amounts to following related parties:

	Year Ended December 31,
(In millions)	2023	2022	2021
Dofcon	$25.3	$14.4	$26.7
Others	27.5	31.8	38.7
Total expenses	$52.8	$46.2	$65.4

NOTE 14. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2023	2022
Land and land improvements	$69.8	$68.2
Buildings	449.7	441.6
Vessels	1,820.0	1,854.7
Machinery and equipment	1,922.7	1,810.0
Office fixtures and furniture	125.1	119.2
Construction in process	159.2	116.7
Other	220.9	200.0
	4,767.4	4,610.4
Accumulated depreciation	(2,496.5)	(2,255.5)
Property, plant and equipment, net	$2,270.9	$2,354.9

Depreciation expense was $288.1 million, $285.2 million and $291.3 million in 2023, 2022 and 2021, respectively. The amount of interest cost capitalized was not material for the years presented.
During 2023 and 2022, we determined the carrying amount of certain of our long-lived assets exceeded their fair value and immaterial impairments were recorded. See Note 19 for further details.
NOTE 15. INTANGIBLE ASSETS
The components of intangible assets were as follows:

	December 31,
	2023		2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$246.6	$171.0	$246.3	$146.5
Customer relationships	285.4	200.0	285.4	171.6
Licenses, patents, and trademarks	647.5	265.0	692.1	250.9
Software	102.9	88.0	107.0	89.2
Other	44.5	1.3	49.0	5.6
Total intangible assets	$1,326.9	$725.3	$1,379.8	$663.8

We recorded $89.7 million, $92.0 million and $94.1 million in amortization expense related to intangible assets during the years ended December 31, 2023, 2022 and 2021, respectively. During the years 2024 through 2026, annual amortization expense is expected to be $87.4 million in each of the three years and $35.1 million each for the years 2027 and 2028.

NOTE 16. DEBT
Overview
Long-term debt consisted of the following:

	December 31,
(In millions)	2023	2022
3.15% 2013 Private Placement Notes due 2023	$—	$272.2
5.75% 2020 Private Placement Notes due 2025	221.0	213.5
6.50% Senior notes due 2026	202.9	202.9
4.00% 2012 Private Placement Notes due 2027	82.9	80.1
4.00% 2012 Private Placement Notes due 2032	110.5	106.7
3.75% 2013 Private Placement Notes due 2033	110.5	106.7
Bank borrowings and other	347.6	394.9
Unamortized debt issuance costs and discounts	(8.1)	(10.4)
Total debt	1,067.3	1,366.6
Less: current borrowings	153.8	367.3
Long-term debt	$913.5	$999.3

Debt maturities as of December 31, 2023, are as follows:

	Payments Due by Period
(In millions)	Total payments	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$1,067.3	$153.8	$542.0	$133.4	$238.1

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
On April 24, 2023, we entered into a fifth amendment (the “Amendment No. 5”) to the Revolving Credit Facility (as amended, the “Credit Agreement”), dated February 16, 2021, which increases the commitments available to the Company to $1.25 billion and extends the term to five years from the date of the Amendment No. 5. The Credit Agreement also provides for a $250.0 million letter of credit sub-facility. We incurred $16.7 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in other assets in our consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.
Availability of borrowings under the Credit Agreement is reduced by the outstanding letters of credit issued against the facility. As of December 31, 2023, there were $54.2 million letters of credit outstanding and availability of borrowings under the Credit Agreement was $1,195.8 million.
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
Upon the occurrence of an Investment Grade Debt Rating by any two of three Rating Agencies and the satisfaction of certain other conditions precedent, the collateral securing the Credit Agreement, the Performance LC Credit Agreement, and the guarantees provided by certain subsidiaries of the Company shall be automatically released (“fall-away”) and certain negative covenants will no longer apply to the Company.
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
As of December 31, 2023, TechnipFMC was in compliance with all debt covenants.

Private Placement Notes
2020 Issuance:
During 2020, we completed the private placement of €200 million aggregate principal amount of senior notes (the “2020 Private Placement Notes”). The 2020 Private Placement Notes bear interest of 5.75% and are due June 2025. Interest on the notes is payable annually in arrears on June 30 of each year beginning June 30, 2020. The 2020 Private Placement Notes contain usual and customary covenants and events of default for notes of this type.
2013 Issuances:

In October 2013, we completed the private placement of €355.0 million aggregate principal amount of senior notes. The notes were issued in three tranches with €100.0 million bearing interest at 3.75% and due October 2033 (the “Tranche A 2033 Notes”), €130.0 million bearing interest of 3.15% which matured during October 2023 (the “Tranche B 2023 Notes) and €125.0 million bearing interest of 3.15% which also matured during October 2023 (the “Tranche C 2023 Notes” and, collectively with the “Tranche A 2033 Notes” and the “Tranche B 2023 Notes”, the “2013 Private Placement Notes”). Interest on the Tranche A 2033 Notes is payable annually in arrears on October 7 each year, beginning October 7, 2014. During 2023, we repaid the outstanding $270.2 million of our 3.15% October 2023 “Tranche B & C 2023 Notes”.

2012 Issuances:

In June 2012, we completed the private placement of €325.0 million aggregate principal amount of notes. The notes were issued in three tranches with €150.0 million bearing interest at 3.40% which matured in June 2022 (the “Tranche A 2022 Notes”), €75.0 million bearing interest of 4.0% and due June 2027 (the “Tranche B 2027 Notes”) and €100.0 million bearing interest of 4.0% and due June 2032 (the “Tranche C 2032 Notes” and, collectively with the “Tranche A 2022 Notes” and the “Tranche B 2027 Notes,” the “2012 Private Placement Notes”). Interest on the Tranche C 2032 Notes is payable annually in arrears on June 14 of each year beginning on June 14, 2013. Interest on the Tranche B 2027 Notes is payable annually in arrears on June 15 of each year, beginning on June 15, 2013. During 2022, we repaid the outstanding $161.0 million of our 3.40% June 2022 “Tranche A 2022 Notes”.
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
NOTE 17. STOCKHOLDERS’ EQUITY
On July 26, 2023, the Company announced the initiation of a quarterly cash dividend. On July 25, 2023 and October 24, 2023, Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share. The cash dividends paid during the years ended December 31, 2023, 2022 and 2021 were $43.5 million, nil and nil, respectively.
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

The following is a summary of our capital stock activity for the years ended December 31, 2023, 2022 and 2021:

(Number of shares in millions)	Ordinary Shares Issued
December 31, 2020	449.5
Stock awards	1.2
December 31, 2021	450.7
Stock awards	1.6
Shares repurchased and cancelled	(10.1)
December 31, 2022	442.2
Stock awards	3.0
Shares repurchased and cancelled	(12.3)
December 31, 2023	432.9

In July 2022, the Board of Directors authorized the repurchase of up to $400.0 million of our outstanding ordinary shares under our share repurchase program. On July 26, 2023, the Board of Directors authorized additional share repurchase of up to $400.0 million. Together with the existing program, the Company’s total share repurchase authorization was increased to $800.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $205.1 million of ordinary shares during the year ended December 31, 2023. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $305.3 million of ordinary shares through December 31, 2023. Based upon the remaining repurchase authority of $494.7 million and the closing stock price as of December 31, 2023, approximately 24.6 million ordinary shares could be subject to repurchase. All shares repurchased were immediately cancelled.
Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2021	$(1,158.4)	$(17.3)	$(129.3)	$(1,305.0)	$(5.7)
Other comprehensive income (loss) before reclassifications, net of tax	(16.1)	(25.1)	13.3	(27.9)	(4.1)
Reclassification adjustment for net (gains) losses included in net income, net of tax	(3.2)	25.3	9.1	31.2	—
Other comprehensive income (loss), net of tax	(19.3)	0.2	22.4	3.3	(4.1)
December 31, 2022	$(1,177.7)	$(17.1)	$(106.9)	$(1,301.7)	$(9.8)
Other comprehensive income (loss) before reclassifications, net of tax	64.2	41.6	(44.7)	61.1	3.8
Reclassification adjustment for net (gains) losses included in net income, net of tax	(7.0)	(3.6)	9.2	(1.4)	—
Other comprehensive income (loss), net of tax	57.2	38.0	(35.5)	59.7	3.8
December 31, 2023	$(1,120.5)	$20.9	$(142.4)	$(1,242.0)	$(6.0)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31,
(In millions)	2023	2022	2021
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statements of Income
Gains on foreign currency translation	$(7.0)	$(3.2)	$—	Other income (expense), net

Gains (losses) on hedging instruments
Foreign exchange contracts	$(12.6)	$(7.4)	$(29.7)	Revenue
	25.6	(14.5)	10.7	Costs of sales
	(0.4)	(0.3)	0.2	Selling, general and administrative expense
	(5.5)	(13.1)	32.9	Other Income (expense), net
	7.1	(35.3)	14.1	Income (loss) before income taxes
	3.5	(10.0)	2.3	Provision (benefit) for income taxes
	$3.6	$(25.3)	$11.8	Net income (loss)

Pension and other post-retirement benefits
Settlements and curtailments	$—	$(0.8)	$(3.3)	Other income (expense), net (a)
Amortization of actuarial gain (loss)	(5.2)	(11.8)	(18.2)	Other income (expense), net (a)
Amortization of prior service credit (cost)	(0.3)	(0.3)	(0.5)	Other income (expense), net (a)
	(5.5)	(12.9)	(22.0)	Income (loss) before income taxes
	3.7	(3.8)	(4.0)	Provision (benefit) for income taxes
	$(9.2)	$(9.1)	$(18.0)	Net income (loss)
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
Under the Plan, our Board of Directors has the authority to grant non-employee directors share options, restricted shares, restricted share units and performance shares. Unless otherwise determined by our Board of Directors, awards to non-employee directors generally vest one year from the date of grant. All restricted share units awarded prior to 2020 will be settled when a non-executive director ceases services on the Board of Directors. Beginning with the 2020 equity award, non-executive directors now have the opportunity to elect the year in which they will take receipt of the equity grants from either (a) a period of 1 to 10 years from the grant date or (b) upon their separation from Board service. The elections are made prior to the beginning of the grant year and are irrevocable after December 31 of the year prior to grant. Restricted share units are settled when a director ceases services to the Board of Directors. As of December 31, 2023, outstanding awards to active and retired non-employee directors included 101.0 thousand of restricted share units.
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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. The compensation expense under the Plan for continuing operations was as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Share-based compensation expense	$40.9	$40.5	$26.8
Income tax benefits related to share-based compensation expense	9.0	8.8	7.2

As of December 31, 2023, the portion of share-based compensation expense related to outstanding awards to be recognized in future periods is as follows:

December 31, 2023
Share-based compensation expense not yet recognized (in millions)	$48.4
Weighted-average recognition period (in years)	1.1

Restricted Share Units
A summary of the non-vested restricted share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2022	9,721.7	$7.81
Granted	1,778.1	$14.06
Vested	(4,143.3)	$7.35
Cancelled/forfeited	(438.8)	$8.47
Non-vested as of December 31, 2023	6,917.7	$9.65

The weighted-average grant-date fair value of restricted stock share units granted during the years ended December 31, 2023, 2022 and 2021 was $14.06, $7.89 and $7.97, respectively.
Performance Share Units
The Board of Directors has granted certain employees, senior executives and directors performance share units that vest subject to achieving satisfactory performances. For performance share units issued on or after January 1, 2022, performance is based on results of return on invested capital (50%) and total shareholder return (“TSR”) (50%).
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

	Year Ended December 31,
	2023	2022	2021
Weighted-average fair value (a)	$21.70	$11.34	$11.50
Expected volatility (b)	69.40%	65.90%	62.70%
Risk-free interest rate (c)	4.44%	1.78%	0.35%
Expected performance period in years (d)	3.0	3.0	2.9
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

(d) For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Merger employee base, the expected term was estimated using a simplified method for all awards granted in 2023, 2022 and 2021.

A summary of the non-vested performance share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2022	4,513.0	$10.44
Granted	1,291.6	$17.86
Cancelled/forfeited	(324.9)	$11.85
Non-vested as of December 31, 2023	5,479.7	$12.11

The weighted-average grant-date fair value of performance share units granted during the years ended December 31, 2023, 2022 and 2021 was $17.86, $11.10 and $11.50.
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
There were no share option awards granted in 2023, 2022 or 2021.
The following is a summary of share option transactions during the year ended December 31, 2023:

	Number of Shares	Weighted average exercise price	Weighted average remaining life (in years)
Balance as of December 31, 2022	1,441.2	$20.31	5.3
Exercised	(58.7)	$16.46
Cancelled	(57.1)	$25.16
Balance as of December 31, 2023	1,325.4	$20.27	4.3
Exercisable as of December 31, 2023	1,325.4	$20.27	4.3

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2023 and December 31, 2022 was $1.4 million and nil, respectively.
Cash received from the share option exercises was $1.1 million, nil and nil during each of the years ended December 31, 2023, 2022 and 2021. The total intrinsic value of share options exercised during each of the years ended December 31, 2023, 2022 and 2021 was $0.3 million, nil and nil. To exercise share options, an employee may choose (1) to pay, either directly or by way of the group savings plan, the share option strike price to obtain shares, or (2) to sell the shares immediately after having exercised the share option (in this case, the employee does not pay the strike price but instead receives the intrinsic value of the share options in cash).
The following summarizes significant ranges of outstanding and exercisable share options as of December 31, 2023:

	Options Outstanding and Exercisable
Exercise Price Range	Number of options (in thousands)	Weighted average remaining life (in years)	Weighted average exercise price
$16.00-$19.00	519.3	5.2	$16.46
$20.00-$24.00	676.0	3.6	$22.22
$25.00-$26.00	130.1	3.9	$25.29
Total	1,325.4	4.3	$20.27

NOTE 19. RESTRUCTURING, IMPAIRMENT AND OTHER EXPENSES
Impairment, restructuring and other expenses were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Subsea	$4.9	$1.1	$53.5
Surface Technologies	9.8	10.4	7.6
Corporate and other	5.3	3.7	5.6
Total restructuring, impairment and other expenses	$20.0	$15.2	$66.7

2023
During the year ended December 31, 2023, we incurred $20.0 million of restructuring, impairment and other expenses, out of which we incurred $8.2 million of restructuring and severance expenses, primarily associated with exiting operations in Canada and the closure of sites in Mexico and Angola. We also incurred restructuring charges of $3.9 million in Singapore and Argentina. We incurred $5.2 million of costs associated with the disposal of the MSB. Additionally, we incurred $1.7 million of asset impairment in the U.K.
2022
During the year ended December 31, 2022, we recorded $15.2 million of restructuring, impairment and other expenses, such as severance and employee related costs primarily associated with exiting our operations in Russia and Canada. Of this total, $4.7 million related to impairment charges for property, plant and equipment and right-of-use operating lease assets.
2021
During the year ended December 31, 2021, subsequent to the Spin-off, certain real estate rationalization actions were taken, and as a result, we recorded $49.1 million of impairment charges relating to our operating lease right-of-use assets and property, plant and equipment. We also recorded $17.6 million of restructuring and other charges, which consisted of severance and other employee related costs.

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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	December 31, 2023
Financial guarantees (a)	$231.9
Performance guarantees (b)	1,821.7
Maximum potential undiscounted payments	$2,053.6
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
The Company has resolved an anti-corruption investigation by French authorities (the Parquet National Financier (“PNF”)). On June 22, 2023, the Company, through its subsidiary Technip UK Limited, along with Technip Energies SAS, a subsidiary of Technip Energies NV, reached a resolution with the PNF of all outstanding matters, including its investigations into historical projects in Equatorial Guinea, Ghana, and Angola. The resolution took the form of a convention judiciaire d'interet public, (“CJIP”), which does not involve any admission of liability or guilt.

Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three-months ended June 30, 2023, we recorded a $126.5 million liability incremental to our existing provision. After making a scheduled installment payment of €24.7 million on July 13, 2023, we have an outstanding balance of €154.8 million that is translated to $171.1 million and is recorded in other current liabilities in our consolidated balance sheet as of December 31, 2023.
TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of December 31, 2023 and 2022, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.
NOTE 21. INCOME TAXES
Components of income (loss) from continuing operations before income taxes - U.S. and outside U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
United States	$15.2	$(148.8)	$(288.2)
Outside United States	191.3	217.7	486.3
Income (loss) from continuing operations before income taxes	$206.5	$68.9	$198.1

Provision for income tax - The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2023	2022	2021
Current
United States	$7.3	$(0.5)	$0.2
Outside United States	201.6	118.9	206.0
Total current income taxes	208.9	118.4	206.2
Deferred
Outside United States	(54.2)	(13.0)	(95.1)
Total deferred income taxes	(54.2)	(13.0)	(95.1)
Provision for income taxes	$154.7	$105.4	$111.1

Deferred tax assets and liabilities - Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2023	2022
Deferred tax assets attributable to
Accrued expenses	$184.3	$166.8
Capital loss	21.1	21.1
Non-deductible interest	96.4	87.7
Foreign tax credit carryforwards	120.4	136.5
Other tax credits	168.0	159.2
Net operating loss carryforwards	484.8	487.5
Research and development credit	23.3	13.7
Foreign exchange	—	21.7
Provisions for pensions and other long-term employee benefits	33.5	23.5
Contingencies	54.0	45.3
Leases	208.2	208.9
Other	11.1	6.4
Deferred tax assets	1,405.1	1,378.3
Valuation allowance	(917.4)	(999.1)
Deferred tax assets, net of valuation allowance	487.7	379.2

Deferred tax liabilities attributable to
Contract liabilities	24.7	23.1
Tax on undistributed earnings not indefinitely reinvested	60.0	13.4
Property, plant and equipment, intangibles and other assets	81.2	117.2
Foreign exchange	41.0	—
Leases	203.8	203.5
Other	4.4	5.0
Deferred tax liabilities	415.1	362.2
Net deferred tax assets	$72.6	$17.0

At December 31, 2023 and 2022, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments.
Non-deductible interest. At December 31, 2023, deferred tax assets include tax benefits related to certain intercompany interest costs which are not currently deductible, but which may be deductible in future periods. If not utilized, these costs will become permanently non-deductible beginning in 2025. Management believes that it is more likely than not that we will not be able to deduct these costs before expiration of the carry forward period; therefore, we have established an uncertain tax position and valuation allowance against the related deferred tax assets.
Foreign tax credit carryforwards. At December 31, 2023, deferred tax assets included U.S. foreign tax credit carryforwards of $120.4 million, which, if not utilized, will begin to expire in 2024. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that our U.S. earnings over the forecast period will not result in sufficient U.S. taxable income to fully realize these deferred tax assets; therefore, we have established a valuation allowance against the related deferred tax assets. In its analysis, management has considered the effect of deemed dividends and other expected adjustments to U.S. earnings that are required in determining U.S. taxable income. Non-U.S. earnings subject to U.S. tax, including deemed dividends for U.S. tax purposes, were $0.8 million in 2023, $0.3 million in 2022 and $19.5 million in 2021.

Net operating loss carryforwards. At December 31, 2023, we had $484.8 million of tax-effected net operating loss carryforwards, with approximately $20.1 million estimated to be utilized against our unrecognized tax benefits. The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. Our deferred tax assets from net operating losses will expire as follows:

(In millions)	Net Operating Loss
2024 – 2027	$27.1
2028 – 2032	116.8
2033 – 2043	36.8
Non-Expiring	304.1
$484.8

Unrecognized tax benefits - The following table presents a summary of changes in our unrecognized tax benefits:

(In millions)	Federal, State and Foreign Tax
Balance at December 31, 2021	$68.8
Reductions for tax positions related to prior years	(22.8)
Additions for tax positions related to current year	16.8
Additions for tax positions due to settlements	0.8
Balance at December 31, 2022	63.6
Reductions for tax positions related to prior years	(19.1)
Additions for tax positions related to current year	25.1
Reductions for tax positions due to settlements	(3.5)
Balance at December 31, 2023	$66.1

The amounts reported above for uncertain tax positions excludes interest and penalties of $2.8 million, $1.1 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. Interest and penalties relating to these uncertain tax positions were included in income tax expense in our consolidated statements of income. It is reasonably possible that within twelve months, $6.9 million of assets for unrecognized tax benefits will be settled. This amount is reflected in income taxes payable; the remaining balance of the unrecognized tax benefit is recorded in other long-term liabilities. As of December 31, 2023, a net $43.9 million unrecognized tax benefit, without a net operating loss carryforward or other deferred tax asset to offset, would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.
We operate in numerous jurisdictions around the world and could be subject to multiple tax audits at any given time. Most notably, the following tax years and thereafter remain subject to examination: 2014 for Norway, 2022 for Nigeria, 2019 for Brazil, 2021 for France, 2019 for United States, and 2021 for United Kingdom.
TechnipFMC plc is a public limited company incorporated under the laws of England and Wales. Therefore, our earnings are subject to the U.K. statutory rate which is 25.0% effective April 2023, and 19.0% for both 2022 and 2021. Deferred taxes for the U.K. were revalued in 2021 when the law was enacted.

Effective income tax rate reconciliation - The effective income tax rate was different from the statutory U.K. income tax rate due to the following:

	Year Ended December 31,
	2023	2022	2021
Statutory income tax rate	25.0%	19.0%	19.0%
Net difference resulting from
Foreign earnings subject to different tax rates	70.1%	114.0%	24.4%
Adjustments to prior year taxes	34.2%	(56.5)%	(52.4)%
Net change in unrecognized tax benefits	(0.1)%	7.4%	12.3%
Changes in valuation allowance	(53.1)%	100.1%	65.4%
Deferred tax asset/liability revaluation for tax rate change	(0.6)%	(29.0)%	(12.2)%
Other	(0.6)%	(1.9)%	(0.4)%
Effective income tax rate	74.9%	153.1%	56.1%
(1) In 2023 our effective tax rate had a (53.1%) benefit related to changes in valuation allowances. This primarily was related to the release of a valuation allowance in Brazil based on the weight of positive evidence demonstrating the ability to realize its deferred tax assets, which are primarily indefinite-lived net operating losses. Our effective tax rate also shows an expense of 34.2% related to adjustments to prior year taxes. This amount includes expenses associated with expiring tax attributes. These tax attributes were fully valued, and the valuation allowance movement and attributed expirations are shown gross in the effective tax rate table above. The expiration did not have a net impact on tax expense.

Income tax holidays. We did not benefit from income tax holidays in 2023.

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
The funded status of our U.S. Pension Plans, certain foreign pension plans and U.S. post-retirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated balance sheets as of December 31, 2023 and 2022, were as follows:

	Pensions				Other Post-retirement Benefits
	2023		2022		2023	2022
(In millions)	U.S.	Int’l	U.S.	Int’l
Accumulated benefit obligation	$484.0	$365.3	$465.1	$330.0
Projected benefit obligation at January 1	$465.1	$339.7	$653.6	$601.6	$6.7	$8.4
Service cost	—	3.3	—	4.1	—	—
Interest cost	25.2	16.6	18.5	10.4	0.5	0.3
Actuarial (gain) loss	24.0	16.2	(173.3)	(197.8)	0.2	(1.5)
Settlements	(0.4)	(0.7)	(1.5)	(1.0)	—	—
Foreign currency exchange rate changes	—	18.9	—	(55.5)	0.1	(0.1)
Benefits paid	(29.9)	(17.7)	(32.2)	(21.6)	(0.4)	(0.4)
Other	—	1.9	—	(0.5)	—	—
MSB benefit obligations classified as held for sale	—	(15.1)	—	—	—	—
Projected benefit obligation as of December 31	484.0	363.1	465.1	339.7	7.1	6.7
Fair value of plan assets at January 1	377.3	372.0	517.5	627.5	—	—
Actual return on plan assets	23.7	10.9	(110.6)	(186.5)	—	—
Company contributions	0.8	7.9	4.1	14.3	—	—
Foreign currency exchange rate changes	—	21.3	—	(61.6)	—	—
Settlements	(0.4)	(0.7)	(1.5)	(1.1)	—	—
Benefits paid	(30.0)	(17.7)	(32.2)	(21.6)	—	—
Other	—	0.3	—	1.0	—	—
Fair value of plan assets as of December 31	371.4	394.0	377.3	372.0	—	—
Funded status of the plans (liability) as of December 31	$(112.6)	$30.9	$(87.8)	$32.3	$(7.1)	$(6.7)

	Pensions				Other Post-retirement Benefits
	2023		2022		2023	2022
(In millions)	U.S.	Int’l	U.S.	Int’l
Current portion of accrued pension and other post-retirement benefits	$(0.5)	$(3.3)	$(0.5)	$(1.4)	$(0.6)	$(0.6)
Accrued pension and other post-retirement benefits, net of current portion	(112.1)	34.2	(87.3)	33.7	(6.5)	(6.1)
Funded status as of December 31	$(112.6)	$30.9	$(87.8)	$32.3	$(7.1)	$(6.7)

The following table summarizes the pre-tax amounts in accumulated other comprehensive (income) loss as of December 31, 2023 and 2022 that have not been recognized as components of net periodic benefit cost:

	Pensions				Other Post-retirement Benefits
	2023		2022		2023	2022
(In millions)	U.S.	Int’l	U.S.	Int’l
Pre-tax amounts recognized in accumulated other comprehensive (income) loss
Unrecognized actuarial loss	$132.5	$49.0	$116.3	$26.5	$(0.8)	$(1.1)
Unrecognized prior service cost	—	2.9	—	3.0	—	—
Accumulated other comprehensive (income) loss as of December 31	$132.5	$51.9	$116.3	$29.5	$(0.8)	$(1.1)

The following tables summarize the projected and accumulated benefit obligations and fair values of plan assets where the projected or accumulated benefit obligation exceeds the fair value of plan assets as of December 31, 2023 and 2022:

	Pensions				Other Post-retirement Benefits
	2023		2022		2023	2022
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded projected benefit obligation
Aggregate projected benefit obligation	$483.1	$34.1	$464.3	$42.0	$7.1	$6.7
Aggregate fair value of plan assets	$370.2	$—	$376.1	$—	$—	$—

	Pensions				Other Post-retirement Benefits
	2023		2022		2023	2022
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded accumulated benefit obligation
Aggregate accumulated benefit obligation	$483.1	$39.8	$464.3	$33.9	$—	$—
Aggregate fair value of plan assets	$370.2	$—	$376.1	$—	$—	$—

The following table summarizes the components of net periodic benefit cost (income) for the years ended December 31, 2023, 2022 and 2021:

	Pensions						Other Post-retirement Benefits
	2023		2022		2021		2023	2022	2021
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net periodic benefit cost (income)
Service cost	$—	$3.3	$—	$4.1	$—	$10.0	$—	$—	$—
Interest cost	25.2	16.6	18.5	10.4	18.0	9.8	0.5	0.3	0.3
Expected return on plan assets	(25.3)	(15.1)	(35.2)	(24.3)	(31.9)	(25.0)	—	—	—
Settlement cost	0.2	—	0.8	—	2.8	—	—	—	—
Curtailment benefit	—	—	—	—	—	0.4	—	—	—
Amortization of net actuarial loss (gain)	9.2	0.2	12.0	(0.2)	16.8	1.4	(0.1)	—	0.1
Amortization of prior service cost	—	0.3	—	0.3	—	0.5	—	—	—
Net periodic benefit cost (income)	$9.3	$5.3	$(3.9)	$(9.7)	$5.7	$(2.9)	$0.4	$0.3	$0.4

The following table summarizes changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021:

	Pensions						Other Post-retirement Benefits
	2023		2022		2021		2023	2022	2021
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial gain (loss) arising during period	$25.6	$20.4	$(27.5)	$12.9	$(22.1)	$(58.4)	$—	$—	$—
Prior service (cost) credit arising during period	—	0.1	—	0.1	—	0.6	—	—	—
Settlements and curtailments	(0.2)	—	(0.8)	—	(2.8)	(0.4)	—	—	—
Amortization of net actuarial loss (gain)	(9.2)	(0.2)	(12.0)	0.2	(16.8)	(1.4)	—	—	—
Amortization of prior service cost (credit)	—	(0.3)	—	(0.3)	—	(0.5)	—	—	—
Other	—	—	—	—	—	—	0.2	(1.5)	(0.9)
Total recognized in other comprehensive income (loss)	$16.2	$20.0	$(40.3)	$12.9	$(41.7)	$(60.1)	$0.2	$(1.5)	$(0.9)

Included in accumulated other comprehensive income (loss) as of December 31, 2023, are noncash, pre-tax charges which have not yet been recognized in net periodic benefit cost (income). The estimated amounts expected to be amortized from the portion of each component of accumulated other comprehensive income (loss) as a component of net period benefit cost (income), during the next fiscal year are as follows:

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	Int’l
Net actuarial losses	$11.4	$0.7	$—
Prior service cost	$—	$0.3	$—

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions				Other Post-retirement Benefits
	2023		2022		2023	2022
	U.S.	Int’l	U.S.	Int’l
Discount rate	5.20%	4.62%	5.60%	4.89%	6.16%	6.55%
Rate of compensation increase	N/A	3.21%	N/A	3.52%	4.00%	4.00%

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions						Other Post-retirement Benefits
	2023		2022		2021		2023	2022	2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Discount rate	5.60%	4.89%	2.90%	1.91%	2.70%	1.48%	6.55%	3.96%	3.63%
Rate of compensation increase	N/A	3.53%	N/A	2.98%	N/A	2.93%	4.00%	4.00%	4.00%
Expected rate of return on plan assets	7.00%	3.96%	7.00%	4.22%	7.00%	4.12%	N/A	N/A	N/A

Our estimate of expected rate of return on plan assets is based on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations.
Plan assets - We actively monitor how the duration, and the expected yield of the investments are matching the expected cash outflows arising from the pension obligations. We have not changed the processes used to manage its risks from previous periods. Investments are well diversified, such that the failure of any single investment would not have a material impact on the overall level of assets. Our pension investment strategy emphasizes maximizing returns consistent with balancing risk. Excluding our international plans with insurance-based investments, 98.5% of our total pension plan assets represent the U.S. qualified plan and the U.K. plan. These plans are primarily invested in equity securities to maximize the long-term returns of the plans. The investment managers of these assets, including the hedge funds and limited partnerships, use Graham and Dodd fundamental investment analysis to select securities that have a margin of safety between the price of the security and the estimated value of the security. This value-oriented approach tends to mitigate the risk of a large equity allocation.
The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used as of December 31, 2023 and 2022.
•Cash and cash equivalents are valued at cost, which approximates fair value.
•Current receivables are valued at cost, which approximates at fair value.
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

Our pension plan assets measured at fair value on a recurring basis are as follows as of December 31, 2023 and 2022. Refer to “Fair value measurements” in Note 1 to these consolidated financial statements for a description of the levels.

(In millions)	U.S.					International
December 31, 2023	Total	Level 1	Level 2	Level 3	Net Asset Value (a)	Total	Level 1	Level 2	Level 3	Net Asset Value (a)
Cash and cash equivalents	$6.4	$6.4	$—	$—	$—	$10.6	$10.6	$—	$—	$—
Current receivable	86.2	86.2	—	—	—	—	—	—	—	—
Equity securities
U.S. companies	1.4	1.4	—	—	—	—	—	—	—	—
International companies	—	—	—	—	—	5.1	5.1	—	—	—
Registered investment companies	76.3	—	—	—	76.3	46.7	—	—	—	46.7
Hedge funds	195.3	—	—	—	195.3	279.2	—	—	—	279.2
Limited partnerships	5.8	—	—	—	5.8	2.4	—	—	—	2.4
Real estate and other investments	—	—	—	—	—	50.0	50.0	—	—	—
Total assets	$371.4	$94.0	$—	$—	$277.4	$394.0	$65.7	$—	$—	$328.3

December 31, 2022
Cash and cash equivalents	$36.9	$36.9	$—	$—	$—	$49.4	$49.4	$—	$—	$—
Equity securities
U.S. companies	67.0	67.0	—	—	—	—	—	—	—	—
International companies	—	—	—	—	—	9.1	9.1	—	—	—
Registered investment companies	28.4	—	—	—	28.4	42.7	—	—	—	42.7
Hedge funds	108.8	—	—	—	108.8	220.4	—	—	—	220.4
Limited partnerships	136.2	—	—	—	136.2	2.3	—	—	—	2.3
Real estate and other investments	—	—	—	—	—	48.1	48.1	—	—	—
Total assets	$377.3	$103.9	$—	$—	$273.4	$372.0	$106.6	$—	$—	$265.4
(a)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

Contributions - We expect to contribute approximately $18.2 million to our US Qualified Pension Plan in 2024. In 2023 and 2022, we contributed $5.7 million and $11.9 million to all pension plans, respectively.

Estimated future benefit payments - The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2033. Actual benefit payments may differ from expected benefit payments.

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	International
2024	$31.9	$18.9	$0.6
2025	32.4	19.4	0.6
2026	32.7	20.8	0.6
2027	32.9	22.3	0.5
2028	33.3	22.7	0.5
2029-2033	167.3	132.4	2.3

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
Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2023 and 2022, our liability for the Non-Qualified Plan was $23.0 million and $18.5 million, respectively, and was recorded in other liabilities in our consolidated balance sheets. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. Changes in the fair value of these investments are recognized as an offset to other income (expense), net in our consolidated statements of income. As of December 31, 2023 and 2022, we had investments for the Non-Qualified Plan totaling $23.0 million and $18.5 million at fair market value, respectively.
During the years ended December 31, 2023, and 2022 we recognized expense of $21.1 million and $19.8 million, respectively for matching contributions to these plans in 2023 and 2022, respectively. Additionally, during the years ended December 31, 2023 and 2022, we recognized expense of $4.4 million and $8.7 million, respectively, for non-elective contributions.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. As of December 31, 2023, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,332.7	1,473.0
Norwegian krone	5,430.4	534.2
Brazilian real	1,776.5	367.0
Australian dollar	306.9	208.4
Singapore dollar	148.5	112.5
Malaysian ringgit	187.2	40.8
Czech koruna	430.7	19.2
Indian rupee	1,402.0	16.9
Swedish krona	99.9	10.0
Polish zloty	24.2	6.2
Indonesian rupiah	66,755.3	4.3
Mexican peso	28.5	1.7
Canadian dollar	0.7	0.5
Kuwaiti dinar	(0.5)	(1.7)
British pound	(165.1)	(210.0)
U.S. dollar	(2,588.9)	(2,588.9)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of December 31, 2023, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	14.9	3.1
Euro	(12.0)	(13.3)
Norwegian krone	7.4	0.7
U.S. dollar	9.7	9.7

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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	December 31, 2023		December 31, 2022
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$183.5	$167.9	$254.8	$332.5
Long-term - Derivative financial instruments	30.4	24.8	7.2	3.6
Total derivatives designated as hedging instruments	213.9	192.7	262.0	336.1
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	(0.1)	12.0	27.9	14.1
Total derivatives not designated as hedging instruments	(0.1)	12.0	27.9	14.1
Total derivatives	$213.8	$204.7	$289.9	$350.2

Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive gains (losses) of $19.5 million and $(18.7) million as of December 31, 2023 and 2022, respectively. We expect to transfer an approximately $25.6 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2027.
The following tables present the location of gains (losses) in the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
(In millions)	2023	2022	2021
Foreign exchange contracts	$48.2	$(55.7)	$(26.3)

The following represents the effect of cash flow hedge accounting on the consolidated statements of income for the year ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In millions)	2023			2022			2021
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(12.6)	$25.6	$(5.5)	$(7.4)	$(14.5)	$(13.1)	$(29.7)	$10.7	$32.9
Amounts excluded from effectiveness testing	23.6	(33.4)	66.4	13.7	(15.1)	(82.0)	(1.8)	(3.3)	3.8
Total cash flow hedge gain (loss) recognized in income	11.0	(7.8)	60.9	6.3	(29.6)	(95.1)	(31.5)	7.4	36.7

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.1)	(1.0)	(24.3)	(0.3)	(0.7)	78.1	1.3	0.3	(13.3)
Total (a)	$10.9	$(8.8)	$36.6	$6.0	$(30.3)	$(17.0)	$(30.2)	$7.7	$23.4
(a)The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for each of the years ended December 31, 2023, 2022 and 2021.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of December 31, 2023 and 2022, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	December 31, 2023			December 31, 2022
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$213.8	$(103.4)	$110.4	$289.9	$(142.5)	$147.4
Derivative liabilities	$204.7	$(103.4)	$101.3	$350.2	$(142.5)	$207.7

NOTE 24. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2023				December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	24.3	24.3	—	—	19.8	19.8	—	—
Money market and stable value funds	2.1	—	1.7	—	1.9	—	1.5	—
Held-to-maturity debt securities	1.3	—	1.3	—	16.0	—	16.0	—
Derivative financial instruments
Foreign exchange contracts	213.8	—	213.8	—	289.9	—	289.9	—
Total assets	$241.5	$24.3	$216.8	$—	$327.6	$19.8	$307.4	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	204.7	—	204.7	—	350.2	—	350.2	—
Total liabilities	$204.7	$—	$204.7	$—	$350.2	$—	$350.2	$—

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

We did not record any material impairments during the year ended December 31, 2023 and 2022. The following summarizes impairments of long-lived assets and related post-impairment fair value for the year ended December 31, 2021:

	Year Ended December 31, 2021
(In millions)	Impairment	Fair Value
Long-lived assets(a)	$49.1	$25.5
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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $683.4 million and $916.3 million as of December 31, 2023 and December 31, 2022, respectively.
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
NOTE 25. DISCONTINUED OPERATIONS
The Spin-off
On February 16, 2021, we completed our separation of the Technip Energies business segment. The transaction was structured as a spin-off, which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1% of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., Eastern Standard Time, on the record date, February 17, 2021. Immediately following the completion of the Spin-off, we owned 49.9% of the outstanding shares of Technip Energies. As of June 30, 2022, we have fully divested our remaining ownership stake.
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
Discontinued Operations
The Spin-off represented a strategic shift that had a major impact on our operations and consolidated financial statements. Historical results of Technip Energies prior to the Distribution on February 16, 2021 have been presented as discontinued operations in our consolidated statements of income and consolidated statements of cash flows for the year ended December 31, 2021. Our consolidated statements of income and consolidated statements of cash flows and notes to the consolidated financial statements have been updated to reflect continuing operations only.

The following table summarizes the components of loss from discontinued operations:

(In millions)	2022	2021
Revenue	$—	$906.0
Costs and expenses	(26.4)	(932.0)
Other income and (expense), net	—	(18.6)
Loss from discontinued operations before income taxes	$(26.4)	$(44.6)
Income tax expense	18.9	28.0
Loss from discontinued operations, net of income taxes	$(45.3)	$(72.6)

For the year ended December 31, 2022, we recorded $26.4 million, in expense from discontinued operations due to a change in estimate of liabilities recognized in connection with the Spin-off. Also, for the year ended December 31, 2022, we recorded $18.9 million, in income tax expense from discontinued operations related to a change in estimate in the French tax group.
NOTE 26. SUBSEQUENT EVENTS

On February 20, 2024, the Company announced that its Board of Directors has authorized and declared a quarterly cash dividend of $0.05 per share, payable on April 3, 2024 to shareholders of record as of the close of business on the New York Stock Exchange on March 19, 2024. The ex-dividend date is March 18, 2024.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, and under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023, that our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, certain of our directors or officers adopted Rule 10b5-1 trading arrangements (each, a “Rule 10b5-1 Plan”). Rule 10b5-1 Plans allow our directors or officers to transact in Company equity pursuant to a non-discretionary written plan adopted at a time when the director or officer is not in possession of material, nonpublic information and require a waiting period of at least 90 days prior to the first trade.

			Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Maximum Number of Ordinary Shares to be Sold	Expiration	Duration
Douglas J. Pferdehirt Chair and Chief Executive Officer	Adoption	November 29, 2023	X		2,260,901	The earlier of (i) the date when all securities under the plan are sold and (ii) December 2, 2024	370 days
Justin Rounce Executive Vice President and Chief Technology Officer	Adoption	November 29, 2023	X		543,232	The earlier of (i) the date when all securities under the plan are sold and (ii) December 2, 2024	370 days
Johnathan D. Landes President, Subsea	Adoption	November 30, 2023	X		262,690	The earlier of (i) the date when all securities under the plan are sold and (ii) December 2, 2024	369 days
Thierry Conti President, Surface Technologies	Adoption	December 1, 2023	X		9,871	The earlier of (i) the date when all securities under the plan are sold and (ii) December 2, 2024	368 days
Alf Melin Executive Vice President and Chief Financial Officer	Adoption	December 2, 2023	X		455,887	The earlier of (i) the date when all securities under the plan are sold and (ii) December 2, 2024	367 days
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Part I, Item 1 “Executive Officers of the Registrant” of this Annual Report on Form 10-K for information regarding our executive officers. The information set forth under the sections “Corporate Governance,” “Proposal 1 - Election of Directors”, and if applicable, “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2024 Annual General Meeting of Shareholders is incorporated herein by reference.
We have adopted a Code of Business Conduct, which is applicable to our directors, officers, and employees, including our principal executive officer, financial and accounting officers, and persons performing similar functions. Our Code of Business Conduct may be found on our website at www.technipfmc.com under “About us-Ethics and Compliance” and is available in print to shareholders without charge by submitting a request to One Subsea Lane, Houston, Texas 77044, Attention: Corporate Secretary. We intend to satisfy the disclosure requirements under the

Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct by posting such information on our website.
The table below sets forth our directors and their current principal occupations as of February 27, 2024.

Name	Principal Occupation
Douglas J. Pferdehirt	Chair and Chief Executive Officer of TechnipFMC.
Eleazar de Carvalho Filho	Founding Partner of Virtus BR Partners Assessoria Corporativa Ltda. and Founding Partner of Sinfonia Consultoria Financeira e Participações Ltda., financial advisory and consulting firms.
Claire S. Farley	Former Vice Chairman in the Energy business of KKR & Co. L.P., a global investment firm.
Robert G. Gwin	Former President of Anadarko Petroleum Corporation, an oil and natural gas exploration and production company.
John O’Leary	Chief Executive Officer of Strand Energy, a Dubai-based company specializing in business development in the oil and natural gas industry.
Margareth Øvrum	Former Executive Vice President of Development and Production Brazil of Equinor ASA, an international oil and natural gas company.
Kay G. Priestly	Former Chief Executive Officer of Turquoise Hill Resources Ltd., an international mining company.
John Yearwood	Former Chief Executive Officer, President, and Chief Operating Officer of Smith International, Inc., a supplier of services and manufactured products to oil and natural gas exploration and production companies.
Sophie Zurquiyah	Chief Executive Officer of CGG S.A., a global geoscience technology leader.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation Discussion and Analysis” and “Compensation and Talent Committee Report” of our Proxy Statement for the 2024 Annual General Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2024 Annual General Meeting of Shareholders.
As of December 31, 2023, our securities authorized for issuance under equity compensation plans were as follows:

Plan Category (shares in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,325.4	$20.27	—
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Corporate Governance - Director Independence” of our Proxy Statement for the 2024 Annual General Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the sections entitled “Proposal 6 — Ratification of U.S. Auditor” of our Proxy Statement for the 2024 Annual General Meeting of Shareholders.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.The following consolidated financial statements of TechnipFMC plc and subsidiaries are filed as part of this Annual Report on Form 10-K under Part II, Item 8:

Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID: 238)
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

Part IV
Item 15 (a) (2), Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Adjustments (b)	Balance at End of Period
Year Ended December 31, 2021
Trade receivables allowance for credit losses	$40.2	$17.0	$(10.8)	$(8.3)	$38.1
Valuation allowance for deferred tax assets	$815.1	$129.7	$(12.0)	$2.7	$935.5
Inventory valuation reserve	$155.7	$30.5	$(3.0)	$(66.6)	$116.6
Year Ended December 31, 2022
Trade receivables allowance for credit losses	$38.1	$1.3	$9.1	$(14.4)	$34.1
Valuation allowance for deferred tax assets	$935.5	$79.4	$(15.8)	$—	$999.1
Inventory valuation reserve	$116.6	$21.9	$(2.0)	$(28.3)	$108.2
Year Ended December 31, 2023
Trade receivables allowance for credit losses	$34.1	$0.9	$(0.1)	$(0.5)	$34.4
Valuation allowance for deferred tax assets	$999.1	$—	$28.0	$(109.7)	$917.4
Inventory valuation reserve	$108.2	$3.7	$1.8	$(14.0)	$99.7
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
2.1
Business Combination Agreement, dated as of June 14, 2016, by and among FMC Technologies, Inc., TechnipFMC plc (f/k/a FMC Technologies SIS Limited) and Technip S.A. (incorporated by reference from Annex A-1 to the Registration Statement on Form S-4, as amended, filed on October 21, 2016) (File No. 333-213067)

2.1a
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
4.1
Indenture, dated January 29, 2021, between TechnipFMC plc and U.S. Bank National Association, as trustee (including the form of 6.500% Senior Note due 2026) (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2021 (File No. 001-37983)

4.1a
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

4.3
Supplemental Indenture, dated May 4, 2022, by and among TechnipFMC plc and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2022) (File No. 001-37983).

10.1*	Amended and Restated Supplemental Retirement Savings Plan, effective January 1, 2024.
10.2*	Amended and Restated TechnipFMC plc Incentive Award Plan (incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K filed on March 11, 2019) (File No. 001-37983)
10.3*	TechnipFMC plc 2022 Incentive Award Plan (incorporated by reference from Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 18, 2022) (File No. 001-37983)
10.4*
Form of Nonqualified Stock Option Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 4, 2017) (File No. 001-37983)

10.5*
Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 9, 2019) (File No. 001-37983)

10.6*
Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 4, 2020) (File No. 001-37983)

10.6a*
Form of Performance Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 4, 2020) (File No. 001-37983)

10.7*
Form of Restricted Stock Unit Agreement for Directors pursuant to the TechnipFMC plc Incentive Award Plan (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 29, 2022) (File No. 001-37983)

10.7a*
Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on July 29, 2022) (File No. 001-37983)

10.7b*
Form of Performance Stock Unit Agreement pursuant to the TechnipFMC plc Incentive Award Plan (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on July 29, 2022) (File No. 001-37983)

10.7c*	Form of Performance Stock Unit Agreement (Magma) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on July 29, 2022) (File No. 001-37983)
10.8*
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on April 27, 2023) (File No. 001-37983)

10.8a*
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on April 27, 2023) (File No. 001-37983)

10.8b*
Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on April 27, 2023) (File No. 001-37983)

10.9*
2016 Technip Incentive and Reward Plan (Stock Option Plan Rules) July 1, 2016 allocation (incorporated by reference from Exhibit 99.11 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.10*	Form of TechnipFMC plc Executive Severance Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2024) (File No. 001-37983)
10.11*	Form of Executive Director Appointment Letter (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.12*	Form of Non-Executive Director Appointment Letter (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.13*	Form of Director Deed of Indemnity (Directors) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.14*	Form of Deed of Indemnity (Executive Officers) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.15*	Form of Director Deed of Indemnity (Executive Directors) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.16*	TechnipFMC plc Directors Deferred Compensation Plan (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K filed on March 5, 2021) (File No. 001-37983)
10.17
Commitment Letter, dated as of January 7, 2021, by and among the Company and the financial institutions party thereto (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.18
Tax Matters Agreement, dated as of February 16, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.19
Employee Matters Agreement, dated as of February 15, 2021, by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.20
Transition Services Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.24
Patent License Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.21
Coexistence and Trademark Matters Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.22^
Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.22a^
First Amendment, dated April 29, 2021, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2021) (File No. 001-37983)

10.22b^
Second Amendment, dated October 6, 2021, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 27, 2021) (File No. 001-37983)

10.22c^^
Third Amendment, dated November 9, 2021, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto

10.22d
Fourth Amendment, dated April 19, 2022, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative

10.22e^
Amendment No. 5 to the Credit Agreement, dated April 24, 2023, by and among TechnipFMC plc, FMC Technologies, Inc. and TechnipFMC Finance Limited as borrowers, JPMorgan Chase Bank, N.A., BofA Securities Inc., Citibank, N.A., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, Société Générale, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2023) (File No. 001-37983)

10.22f^
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

10.23	Form of Share Purchase Contract (filed as Appendix A to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2021, File No. 001-37983, and incorporated herein by reference)
10.24
Form of Rule 10b-5 Share Repurchase Contract (filed as Appendix B to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2021, File No. 001-37983, and incorporated herein by reference)

10.25*	Separation, Release and Waiver of Claims and Restrictive Covenant Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2023) (File No. 001-37983)
10.26*	Form of TechnipFMC plc Executive Severance Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2024) (File No. 001-37983)
21.1	List of Significant Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C.
97.1	Policy for Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates a management contract or compensatory plan or arrangement.
^ Certain schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

^^ Certain personal information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.
† Furnished with this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechnipFMC plc (Registrant)

	By:	/S/ David Light
Date: February 27, 2024		David Light Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOUGLAS J. PFERDEHIRT	Chair and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
Douglas J. Pferdehirt

/S/ ALF MELIN	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2024
Alf Melin

/S/ DAVID LIGHT	Senior Vice President, Controller and Chief Accounting Officer (Controller and Principal Accounting Officer)	February 27, 2024
David Light

/S/ ELEAZAR DE CARVALHO FILHO	Director	February 27, 2024
Eleazar de Carvalho Filho

/S/ CLAIRE S. FARLEY	Director	February 27, 2024
Claire S. Farley

/S/ ROBERT G. GWIN	Director	February 27, 2024
Robert G. Gwin

/S/ JOHN O’LEARY	Director	February 27, 2024
John O’Leary

/S/ MARGARETH ØVRUM	Director	February 27, 2024
Margareth Øvrum

/S/ KAY G. PRIESTLY	Director	February 27, 2024
Kay G. Priestly

/S/ JOHN YEARWOOD	Director	February 27, 2024
John Yearwood

/S/ SOPHIE ZURQUIYAH	Director	February 27, 2024
Sophie Zurquiyah