Form 10-Q
period 2024-03-31
TechnipFMC plc
filed 2024-04-26
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2024
Ordinary shares, $1.00 par value per share	430,973,995

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including unpredictable trends in the demand for and price of oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; our inability to develop, implement and protect new technologies and services and intellectual property related thereto, including new technologies and services for our New Energy business; the cumulative loss of major contracts, customers or alliances and unfavorable credit and commercial terms of certain contracts; disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business; the refusal of DTC to act as depository and clearing agency for our shares; the impact of our existing and future indebtedness and the restrictions on our operations by terms of the agreements governing our existing indebtedness; the risks caused by our acquisition and divestiture activities; additional costs or risks from increasing scrutiny and expectations regarding ESG matters; uncertainties related to our investments in New Energy business; the risks caused by fixed-price contracts; our failure to timely deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; risks of pirates and maritime conflicts endangering our maritime employees and assets; any delays and cost overruns of new capital asset construction projects for vessels and manufacturing facilities; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with existing and future laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; the additional restrictions on dividend payouts or share repurchases as an English public limited company; uninsured claims and litigation against us; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; potential departure of our key managers and employees; adverse seasonal, weather, and other climatic conditions; unfavorable currency exchange rates; risk in connection with our defined benefit pension plan commitments; and our inability to obtain sufficient bonding capacity for certain contracts. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2024	2023
Revenue
Service revenue	$1,165.8	$868.1
Product revenue	813.9	795.1
Lease revenue	62.3	54.2
Total revenue	2,042.0	1,717.4

Costs and expenses
Cost of service revenue	1,019.1	802.0
Cost of product revenue	643.2	654.7
Cost of lease revenue	38.3	39.8
Selling, general and administrative expense	159.8	153.9
Research and development expense	17.6	15.4
Restructuring, impairment and other charges	5.0	0.6
Total costs and expenses	1,883.0	1,666.4

Other income (expense), net	(12.3)	(1.3)
Gain on disposal of Measurement Solutions business (Note 3)	75.2	—
Income from equity affiliates (Note 10)	1.4	14.2
Income before net interest expense and income taxes	223.3	63.9
Interest income	13.7	8.3
Interest expense	(26.4)	(27.0)
Income before income taxes	210.6	45.2
Provision for income taxes (Note 16)	49.7	37.4
Net income	160.9	7.8
Net income attributable to non-controlling interests	(3.8)	(7.4)
Net income attributable to TechnipFMC plc	$157.1	$0.4

Earnings per share attributable to TechnipFMC plc
Basic	$0.36	$0.00
Diluted	$0.35	$0.00

Weighted average shares outstanding (Note 6)
Basic	433.6	442.1
Diluted	446.3	455.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net income attributable to TechnipFMC plc	$157.1	$0.4
Net income attributable to non-controlling interests	(3.8)	(7.4)
Net income attributable to TechnipFMC plc, including non-controlling interests	160.9	7.8

Foreign currency translation adjustments
Net unrealized gains (losses) arising during the period	(62.7)	15.9
Reclassification adjustment for net losses (gains) included in net income	10.5	(0.1)
Foreign currency translation adjustments(a)	(52.2)	15.8

Net losses on hedging instruments
Net losses arising during the period	(34.4)	(6.1)
Reclassification adjustment for net (gains) losses included in net income	(3.1)	1.6
Net losses on hedging instruments(b)	(37.5)	(4.5)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	4.1	(2.0)
Reclassification adjustment for amortization of prior service cost included in net income	0.1	0.1
Reclassification adjustment for amortization of net actuarial loss included in net income	3.1	2.2
Reclassification adjustment for net gain included in net income	(2.3)	—
Net pension and other post-retirement benefits(c)	5.0	0.3
Other comprehensive income (loss), net of tax	(84.7)	11.6
Comprehensive income	76.2	19.4
Comprehensive (income) attributable to non-controlling interest	(3.9)	(5.4)
Comprehensive income attributable to TechnipFMC plc	$72.3	$14.0
(a)Net of income tax of nil for the three months ended March 31, 2024 and 2023.
(b)Net of income tax benefit (expense) of $6.6 million and $(4.6) million for the three months ended March 31, 2024 and 2023, respectively.
(c)Net of income tax benefit (expense) of $1.0 million and $(1.0) million for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$696.8	$951.7
Trade receivables, net of allowances of $33.2 in 2024 and $34.4 in 2023	1,076.8	1,138.1
Contract assets, net of allowances of $1.3 in 2024 and $1.4 in 2023	1,062.7	1,010.1
Inventories, net (Note 8)	1,162.4	1,100.3
Derivative financial instruments (Note 17)	119.3	183.4
Income taxes receivable	143.1	156.2
Advances paid to suppliers	77.6	89.5
Measurements Solutions business classified as assets held for sale (Note 3)	—	152.1
Other current assets (Note 9)	431.7	414.0
Total current assets	4,770.4	5,195.4
Investments in equity affiliates (Note 10)	275.3	274.4
Property, plant and equipment, net of accumulated depreciation of $2,562.5 in 2024 and $2,496.5 in 2023	2,213.3	2,270.9
Operating lease right-of-use assets	724.9	739.6
Finance lease right-of-use assets	100.2	91.6
Intangible assets, net of accumulated amortization of $744.8 in 2024 and $725.3 in 2023	579.9	601.6
Deferred income taxes	135.9	164.8
Derivative financial instruments (Note 17)	18.5	30.4
Other assets	270.3	287.9
Total assets	$9,088.7	$9,656.6

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 12)	$136.6	$153.8
Operating lease liabilities	132.8	136.5
Finance lease liabilities	65.0	9.9
Accounts payable, trade	1,361.0	1,355.8
Contract liabilities	1,331.6	1,485.8
Accrued payroll	193.6	187.8
Derivative financial instruments (Note 17)	155.3	179.9
Income taxes payable	163.2	146.8
Measurements Solutions business classified as liabilities held for sale (Note 3)	—	64.3
Other current liabilities (Note 9)	589.8	748.0
Total current liabilities	4,128.9	4,468.6
Long-term debt, less current portion (Note 12)	887.2	913.5
Operating lease liabilities, less current portion	654.9	667.1
Financing lease liabilities, less current portion	43.8	88.4
Deferred income taxes	76.6	92.2
Accrued pension and other post-retirement benefits, less current portion	82.4	84.4
Derivative financial instruments (Note 17)	44.4	24.8
Other liabilities	125.3	145.5
Total liabilities	6,043.5	6,484.5
Commitments and contingent liabilities (Note 15)
Stockholders’ equity (Note 13)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2024 and 2023; 430.9 shares and 432.9 shares issued and outstanding in 2024 and 2023, respectively	430.9	432.9
Capital in excess of par value of ordinary shares	8,774.3	8,938.9
Accumulated deficit	(4,872.5)	(4,993.1)
Accumulated other comprehensive loss	(1,326.8)	(1,242.0)
Total TechnipFMC plc stockholders’ equity	3,005.9	3,136.7
Non-controlling interests	39.3	35.4
Total equity	3,045.2	3,172.1
Total liabilities and equity	$9,088.7	$9,656.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash required by operating activities
Net income	$160.9	$7.8
Adjustments to reconcile income to cash required by operating activities
Depreciation and amortization	99.5	93.0
Income from equity affiliates, net of dividends received	(1.4)	(14.2)
Gain on disposal of Measurement Solutions business	(75.2)	—
Other non-cash items, net	32.5	18.0
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and Contract assets, net	(19.5)	(392.1)
Inventories, net	(76.2)	(94.7)
Accounts payable, trade	27.4	123.3
Contract liabilities	(134.0)	14.3
Income taxes payable, net	10.9	12.8
Other current assets and liabilities, net	(199.6)	(148.4)
Other non-current assets and liabilities, net	48.0	(6.0)
Cash required by operating activities	(126.7)	(386.2)

Cash provided (required) by investing activities
Capital expenditures	(52.0)	(57.3)
Proceeds from sale of Measurement Solutions business	186.1	—
Other investing activities	2.2	4.5
Cash provided (required) by investing activities	136.3	(52.8)

Cash required by financing activities
Net decrease in short-term debt	(27.4)	(9.2)
Share repurchases	(150.1)	(50.0)
Dividends paid	(21.7)	—
Payments related to taxes withheld on share-based compensation	(49.7)	(14.6)
Other financing activities	(7.3)	(13.7)
Cash required by financing activities	(256.2)	(87.5)
Effect of changes in foreign exchange rates on cash and cash equivalents	(8.3)	(8.3)
Change in cash and cash equivalents	(254.9)	(534.8)
Cash and cash equivalents, beginning of period	951.7	1,057.1
Cash and cash equivalents, end of period	$696.8	$522.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2024 and 2023

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2022	$442.2	$9,109.7	$(5,010.0)	$(1,301.7)	$36.5	$3,276.7
Net income	—	—	0.4	—	7.4	7.8
Other comprehensive income (loss)	—	—	—	13.6	(2.0)	11.6
Issuance of ordinary shares, net of shares withheld for tax	2.7	(17.3)	—	—	—	(14.6)
Share-based compensation	—	11.1	—	—	—	11.1
Shares repurchased and cancelled	(3.3)	(46.7)	—	—	—	(50.0)
Other	—	—	0.1	—	—	0.1
Balance as of March 31, 2023	$441.6	$9,056.8	$(5,009.5)	$(1,288.1)	$41.9	$3,242.7

Balance as of December 31, 2023	$432.9	$8,938.9	$(4,993.1)	$(1,242.0)	$35.4	$3,172.1
Net income	—	—	157.1	—	3.8	160.9
Other comprehensive income (loss)	—	—	—	(84.8)	0.1	(84.7)
Issuance of ordinary shares, net of shares withheld for tax	4.3	(54.0)	—	—	—	(49.7)
Share-based compensation	—	18.5	—	—	—	18.5
Shares repurchased and cancelled	(6.3)	(129.0)	(14.8)	—	—	(150.1)
Dividends declared and paid	—	—	(21.7)	—	—	(21.7)
Other	—	(0.1)	—	—	—	(0.1)
Balance as of March 31, 2024	$430.9	$8,774.3	$(4,872.5)	$(1,326.8)	$39.3	$3,045.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2023.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these condensed consolidated financial statements may not be representative of the results that may be expected for the year ending December 31, 2024.
Certain prior-year amounts have been reclassified to conform to the current year’s presentation.
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In November 2023, the Financial Accounting Standards Board (“the FASB”) issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The new guidance is effective for fiscal years beginning after December 31, 2024, and for interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this standard on the related disclosures.

Recently Issued Accounting Standards under GAAP
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively (with retrospective application permitted) and is effective in the 2025 annual period and in 2026 for interim periods, with early adoption permitted. We are currently evaluating the impact of this standard on the related disclosures.
On March 6, 2024, the SEC issued their final rule “The Enhancement and Standardization of Climate-Related Disclosures for Investors” designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The final rule includes disclosures relating to climate-related risks and risk management as well as the board and management’s governance of such risks. In addition, the rule includes requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements. On April 4, 2024, the SEC stayed its climate disclosure rule to “facilitate the orderly judicial resolution” of pending legal challenges. We are currently evaluating the impact of this rule on our disclosures.

We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.
NOTE 3. DISPOSAL OF MEASUREMENT SOLUTIONS BUSINESS AND OTHER TRANSACTIONS
Disposal of Measurement Solutions business
In November 2023, TechnipFMC announced an agreement to sell the Company’s Measurement Solutions business (the “MSB”) for $205 million in cash, subject to customary adjustments at the closing of the transaction. As part of the Surface Technologies segment, MSB encompasses terminal management solutions and metering products and systems and includes engineering and manufacturing locations in North America and Europe.
We recorded transaction costs associated with the sale of $5.2 million during each of the three months ended March 31, 2024 and December 31, 2023. These transaction costs are included within impairment, restructuring and other expenses in our condensed consolidated statement of income.
On March 11, 2024, we completed the sale of equity interests and assets of MSB for cash proceeds of $186.1 million and recognized a gain on disposal of $75.2 million. The purchase consideration was adjusted for various working capital balances and assumed liabilities as of the transaction closing date.
FMC Technologies (UK) Pension Plan Buy-In
In February 2024, one of the U.K. pension plans entered into a buy-in contract for its pensioners. Under the buy-in contract terms, the responsibility to pay pension benefits still rests with the plan and the obligation is still recorded by the Company.
NOTE 4. REVENUE
The majority of our revenue is from long-term contracts associated with designing and manufacturing products and systems and providing services to customers involved in the exploration and production of oil and natural gas.
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types.
The following tables present total revenue by geography for each reportable segment for the three months ended March 31, 2024 and 2023:

	Reportable segments
	Three Months Ended
	March 31, 2024		March 31, 2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$676.8	$25.3	$440.4	$27.2
Europe and Central Asia	358.9	36.7	378.5	44.2
North America	317.0	125.1	249.9	146.1
Africa	295.7	12.8	210.5	9.7
Asia Pacific	91.0	23.2	71.9	17.9
Middle East	(4.6)	84.1	36.4	84.7
Total revenue	$1,734.8	$307.2	$1,387.6	$329.8

The following tables present total revenue by contract type for each reportable segment for the three months ended March 31, 2024 and 2023:

	Reportable segments
	Three Months Ended
	March 31, 2024		March 31, 2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,117.5	$48.3	$815.3	$52.8
Products	597.6	216.3	564.8	230.3
Lease	19.7	42.6	7.5	46.7
Total revenue	$1,734.8	$307.2	$1,387.6	$329.8
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of March 31, 2024 and December 31, 2023:

(In millions)	March 31, 2024	December 31, 2023
Contract assets	$1,062.7	$1,010.1
Contract liabilities	(1,331.6)	(1,485.8)
Net contract liabilities	$(268.9)	$(475.7)
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the contract liabilities balance as of December 31, 2023 and 2022 was $479.6 million and $347.7 million, respectively.
In addition, net revenue recognized from our performance obligations satisfied or partially satisfied in previous periods had a favorable impact of $0.6 million and unfavorable impact of $(2.6) million for the three months ended March 31, 2024 and 2023, respectively. One project was materially and favorably impacted for the three months ended March 31, 2024 by $23.5 million as result of improved performance in the delivery and was offset by individually immaterial net negative impacts of $22.9 million. For the three months ended March 31, 2023, there were no projects with individually material impacts.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of March 31, 2024, the aggregate amount of the transaction price allocated to order backlog was $13.5 billion. TechnipFMC expects to recognize revenue on approximately 35.1% of the order backlog through 2024 and 64.9% thereafter.
The following table details the order backlog for each business segment as of March 31, 2024:

(In millions)	2024	2025	Thereafter
Subsea	$4,315.0	$3,876.0	$4,264.5
Surface Technologies	422.4	219.2	395.4
Total order backlog	$4,737.4	$4,095.2	$4,659.9
NOTE 5. BUSINESS SEGMENTS
Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide, which corresponds to the manner in which our Chair and Chief Executive Officer, as our chief operating decision maker, reviews and evaluates operating performance and allocates resources. We operate under two reporting segments, Subsea and Surface Technologies:
•Subsea - designs and manufactures products and systems, performs engineering, procurement and project management, and provides services used by oil and gas companies involved in offshore exploration and production of oil and natural gas.
•Surface Technologies - designs and manufactures products and systems and provides services used by oil and gas companies involved in land and shallow water exploration and production of oil and natural gas; designs, manufactures and supplies technologically advanced high-pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services.
The decline in total assets of $567.9 million is mainly attributable to the sale of MSB within the Surface Technologies segment of $152.1 million of assets held for sale. Other changes are mainly related to decline in cash of $254.9 million within the corporate assets and the remaining $160.9 million changes in working capital, and foreign exchange within both the Subsea and Surface Technologies segments.
Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in segment operating profit. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign exchange gains (losses), net interest income (expense) associated with corporate debt facilities and income taxes.

Segment revenue and segment operating profit were as follows:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Segment revenue
Subsea	$1,734.8	$1,387.6
Surface Technologies	307.2	329.8
Total segment revenue	$2,042.0	$1,717.4

Segment operating profit
Subsea	$156.6	$66.8
Surface Technologies(c)	103.4	22.4
Total segment operating profit	$260.0	$89.2

Corporate items
Corporate expense(a)	(32.2)	(27.4)
Net interest expense	(12.7)	(18.7)
Foreign exchange gains (losses)	(4.5)	2.1
Total corporate items	(49.4)	(44.0)
Income before income taxes(b)	$210.6	$45.2
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.
(c)Includes gain on disposal of MSB, see Note 3 for additional details.
NOTE 6. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2024	2023
Net income attributable to TechnipFMC plc	$157.1	$0.4

Weighted average number of shares outstanding	433.6	442.1
Dilutive effect of restricted stock units	5.0	7.0
Dilutive effect of stock options	0.1	—
Dilutive effect of performance shares	7.6	5.9
Total shares and dilutive securities	446.3	455.0

Basic and diluted earnings per share attributable to TechnipFMC plc:
Earnings per share attributable to TechnipFMC plc
Basic	$0.36	$0.00
Diluted	$0.35	$0.00

Weighted average shares of the following share-based compensation awards were excluded from the calculation of diluted weighted average number of shares, where the assumed proceeds exceed the average market price from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
(Millions of shares)	2024	2023
Share option awards	0.5	1.4
Restricted share units	—	0.7
Performance shares	0.4	0.5
Total	0.9	2.6
NOTE 7. RECEIVABLES
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivable and other are related to sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
We manage our held-to-maturity debt securities using published credit ratings as a key credit quality indicator as our held-to-maturity debt securities consist of government bonds.
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	March 31, 2024			December 31, 2023
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating A3 - Ba2	2020-2023	$139.6	Moody’s rating Aa3 -Ba2	2020-2023	$138.1
Debt securities at amortized cost			—	Moody’s rating B3	2021	1.4
Total financial assets			$139.6			$139.5
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
For loans receivable and other and held-to-maturity debt securities at amortized cost, we evaluate whether these securities are considered to have low credit risk at the reporting date using available, reasonable and supportable information.

The table below shows the roll forward of allowance for credit losses as of March 31, 2024 and 2023, respectively.

	Balance as of March 31, 2024
(In millions)	Trade receivables	Contract assets	Loans receivable and other
Allowance for credit losses at December 31, 2023	$34.4	$1.4	$2.3
Current period provision (release) for expected credit losses	(1.2)	(0.1)	7.3
Allowance for credit losses at March 31, 2024	$33.2	$1.3	$9.6

	Balance as of March 31, 2023
(In millions)	Trade receivables	Contract assets	Loans receivable and other
Allowance for credit losses at December 31, 2022	$34.1	$1.1	$0.5
Current period provision (release) for expected credit losses	0.5	0.5	—
Recoveries	(0.6)	—	—
Allowance for credit losses at March 31, 2023	$34.0	$1.6	$0.5
Trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.
NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Raw materials	$426.9	$401.3
Work in process	174.9	148.2
Finished goods	560.6	550.8
Inventories, net	$1,162.4	$1,100.3
NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Value-added tax receivables	$184.8	$196.0
Prepaid expenses	115.7	83.5
Withholding tax and other receivables	88.9	96.8
Current financial assets at amortized cost	11.7	9.1
Held-to-maturity investments	—	1.3
Other	30.6	27.3
Total other current assets	$431.7	$414.0

Other current liabilities consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Legal settlement liability(a)	$111.5	$171.1
Social security liability	109.5	81.9
Value-added tax and other taxes payable	63.2	78.5
Warranty accruals and project contingencies	57.7	60.9
Legal provisions	54.4	57.7
Compensation accrual	33.8	136.2
Provisions	9.9	16.2
Current portion of accrued pension and other post-retirement benefits	4.6	4.4
Other accrued liabilities	145.2	141.1
Total other current liabilities	$589.8	$748.0
(a)    See Note 15 for additional details.
NOTE 10. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three months ended March 31, 2024 and 2023, our income from equity affiliates was $1.4 million and $14.2 million, respectively.
Our major equity method investment is as follows:
Dofcon Brasil AS is an affiliated company in the form of a joint venture between TechnipFMC and DOF Subsea (“DOF”) and was founded in 2006. The joint venture is composed of three legal entities: Dofcon Brasil AS, Techdof Brasil AS and Dofcon Navegacao Ltda. Dofcon Brasil AS is the joint venture holding company and is owned 50% by DOF and 50% by TechnipFMC. Dofcon Brasil AS owns 100% of both Dofcon Navegacao Ltda and Techdof Brasil AS. All joint venture entities are collectively referred to as “Dofcon.” Dofcon provides Pipe-Laying Support Vessels for work in oil and natural gas fields offshore Brazil. Dofcon is considered a variable interest entity (“VIE”) because it does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. We are not the primary beneficiary of the VIE. As such, we have accounted for our 50% investment using the equity method of accounting with results reported in our Subsea segment.
In June 2023, Dofcon Brasil AS declared a $170.0 million dividend to its joint venture partners. The dividend receivable was recorded within other current assets on our consolidated balance sheets until December 2023 when the joint venture partners agreed and signed the agreement to convert their outstanding dividend receivable into a long-term loan receivable from Dofcon. As a result of this conversion, we converted our 50% share of this dividend receivable into a long-term loan receivable that has a due date of June 26, 2028 and is included in other assets on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
Dofcon Navegacao Ltda and Techdof Brasil AS have debts related to loans on their vessels. TechnipFMC and DOF provide guarantees for the debts and our share of the guarantees was $367.0 million as of March 31, 2024.

TechDof Brasil AS owns and operates the Skandi Buzios vessel. During June 2023, a fire occurred onboard the vessel alongside Porto do Açu in Brazil. Repairs on the vessel started during the fourth quarter of 2023 and are progressing according to plan. The vessel is scheduled to be back in operation during the second half of 2024. We did not record an impairment on the carrying value of our investment as we did not note any impairment indicators from the incident that were other than temporary.

NOTE 11. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, were not material as of and for the three months ended March 31, 2024 and the comparable periods of the prior year. Related parties are defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures.
Loan receivables as of March 31, 2024 and December 31, 2023 include $85.0 million to Dofcon, for which interest income of $1.8 million has been recorded during the three months ended March 31, 2024 and nil for the three months ended March 31, 2023.
NOTE 12. DEBT
Overview
Long-term debt consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
5.75% 2020 Private Placement Notes due 2025	$216.2	$221.0
6.50% Senior notes due 2026	202.9	202.9
4.00% 2012 Private Placement Notes due 2027	81.1	82.9
4.00% 2012 Private Placement Notes due 2032	108.1	110.5
3.75% 2013 Private Placement Notes due 2033	108.1	110.5
Bank borrowings and other	314.9	347.6
Unamortized debt issuance costs and discounts	(7.5)	(8.1)
Total debt	1,023.8	1,067.3
Less: current borrowings	136.6	153.8
Long-term debt	$887.2	$913.5
Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provided for a $1.0 billion three-year senior secured multi-currency revolving credit facility, including a $450.0 million letter of credit sub-facility (the “Revolving Credit Facility”). We incurred $34.8 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in other assets in our condensed consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.
On April 24, 2023, we entered into a fifth amendment (the “Amendment No. 5”) to the Revolving Credit Facility (as amended, the “Credit Agreement”), which increased the commitments available to the Company to $1.25 billion and extended the term to five years from the date of the Amendment No. 5. The Credit Agreement also provides for a $250.0 million letter of credit sub-facility. We incurred $16.7 million of debt issuance costs in connection with the Amendment No. 5. These debt issuance costs are deferred and are included in other assets in our condensed consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the Credit Agreement.
Availability of borrowings under the Credit Agreement is reduced by the outstanding letters of credit issued against the facility. As of March 31, 2024, there were no letters of credit outstanding, and our availability under the Credit Agreement was $1,250.0 million.

Borrowings under the Credit Agreement bear interest at the following rates, plus an applicable margin, depending on currency:
•U.S. dollar-denominated loans bear interest, at the Company’s option, at a base rate or an adjusted rate linked to the Secured Overnight Financing Rate (“Adjusted Term SOFR”);
•British pound-denominated loans bear interest on an adjusted rate linked to the British pound interbank offered rate; and
•Euro-denominated loans bear interest on an adjusted rate linked to the Euro interbank offered rate.
The applicable margin for borrowings under the Credit Agreement ranges from 2.50% to 3.50% for Term Benchmark (as defined in the Credit Agreement) loans and 1.50% to 2.50% for base rate loans, depending on a total leverage ratio. In case of upgrade to Baa3/BBB- by two out of three rating agencies, the rates for Term Benchmark loans and for base rate loans would decrease by 100 basis points. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants.
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
Upon the occurrence of an Investment Grade Debt Rating (as defined in the Credit Agreement) by any two of three Rating Agencies (as defined in the Credit Agreement) and the satisfaction of certain other conditions precedent, the collateral securing the Credit Agreement and the Performance LC Credit Agreement and the guarantees provided by certain subsidiaries of the Company shall be automatically released and certain negative covenants will no longer apply to the Company.
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
As of March 31, 2024, TechnipFMC was in compliance with all debt covenants.
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

NOTE 13. STOCKHOLDERS’ EQUITY
On July 26, 2023, the Company announced that its Board of Directors authorized the initiation of a quarterly cash dividend of $0.05 per share. The Company intends to pay dividends on a quarterly basis, and this dividend represents $0.20 per share on an annualized basis. The cash dividend paid during the three months ended March 31, 2024 was $21.7 million.
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
In July 2022, the Board of Directors authorized the repurchase of up to $400.0 million of our outstanding ordinary shares under our share repurchase program. On July 26, 2023, the Board of Directors authorized additional share repurchase of up to $400.0 million, and the Company’s total share repurchase authorization was increased to $800.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $150.1 million of ordinary shares during the three months ended March 31, 2024. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $455.4 million of ordinary shares through March 31, 2024. All repurchased shares were immediately cancelled.
Accumulated other comprehensive income (loss) for three months ended March 31, 2024 and 2023 consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2022	$(1,177.7)	$(17.1)	$(106.9)	$(1,301.7)	$(9.8)
Other comprehensive income (loss) before reclassifications, net of tax	17.9	(6.1)	(2.0)	9.8	(2.0)
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	(0.1)	1.6	2.3	3.8	—
Other comprehensive income (loss), net of tax	17.8	(4.5)	0.3	13.6	(2.0)
March 31, 2023	$(1,159.9)	$(21.6)	$(106.6)	$(1,288.1)	$(11.8)

December 31, 2023	$(1,120.5)	$20.9	$(142.4)	$(1,242.0)	$(6.0)
Other comprehensive income (loss) before reclassifications, net of tax	(62.8)	(34.4)	4.1	(93.1)	0.1
Reclassification adjustment for net (gains) losses included in net income, net of tax	10.5	(3.1)	0.9	8.3	—
Other comprehensive income (loss), net of tax	(52.3)	(37.5)	5.0	(84.8)	0.1
March 31, 2024	$(1,172.8)	$(16.6)	$(137.4)	$(1,326.8)	$(5.9)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Income
Release of CTA loss	(10.5)	—	Other income (expense), net
	$(10.5)	$—
Gains (losses) on hedging instruments
Foreign exchange contracts	$0.9	$(1.7)	Revenue
	0.6	3.5	Cost of sales
	2.8	(4.1)	Other income (expense), net
	4.3	(2.3)	Income (loss) before income taxes
	1.2	(0.7)	Provision for income taxes
	$3.1	$(1.6)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$(0.1)	$(0.1)	Other income (expense), net(a)
Amortization of net actuarial loss	(2.1)	(3.2)	Other income (expense), net(a)
Reclassification adjustment for net gain included in net income	2.3	—	Other income (expense), net(a)
	0.1	(3.3)	Income (loss) before income taxes
	1.0	(1.0)	Provision for income taxes
	$(0.9)	$(2.3)	Net income (loss)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
NOTE 14. SUPPLIER FINANCE PROGRAM OBLIGATIONS
We facilitate a supply chain finance program (“SCF”) that is administered by a third-party financial institution, which allows qualifying suppliers to sell their receivables from the Company to the SCF bank. These participating suppliers negotiate their outstanding receivable(s) directly with the SCF bank. We are not a party to those agreements and the terms of our payment obligations are not impacted by a supplier’s participation in the SCF. We agree to pay the SCF bank based on the original invoice amounts and maturity dates as consistent with our other Accounts payables.
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, trade in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. As of March 31, 2024 and December 31, 2023, the amounts due to suppliers participating in the SCF were $135.3 million and $132.9 million, respectively.
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

Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Financial guarantees(a)	$184.2	$231.9
Performance guarantees(b)	1,826.7	1,821.7
Maximum potential undiscounted payments	$2,010.9	$2,053.6
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
We believe the ultimate resolution of our known contingencies will not materially adversely affect our condensed consolidated financial position, results of operations, or cash flows.
Contingent liabilities associated with legal and tax matters - We are involved in various pending or potential legal and tax actions or disputes in the ordinary course of our business. These actions and disputes can involve our agents, suppliers, clients and venture partners, and can include claims related to payment of fees, service quality and ownership arrangements, including certain put or call options. We are unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, we believe that the most probable, ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
The Company has resolved an anti-corruption investigation by French authorities (the Parquet National Financier (“PNF”)). On June 22, 2023, the Company, through its subsidiary Technip UK Limited, along with Technip Energies SAS, a subsidiary of Technip Energies NV, reached a resolution with the PNF of all outstanding matters, including its investigations into historical projects in Equatorial Guinea, Ghana, and Angola. The resolution took the form of a convention judiciaire d'interet public (“CJIP”), which does not involve any admission of liability or guilt.
Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three-months ended June 30, 2023, we recorded an incremental liability of $126.5 million. After making scheduled installment payments of €24.7 million and €51.6 million on July 13, 2023 and January 15, 2024, respectively, we have an outstanding balance of €103.2 million that is translated to $111.5 million and is recorded in other current liabilities in our condensed consolidated balance sheets as of March 31, 2024.
TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of March 31, 2024 and December 31, 2023, and that the ultimate resolution of such matters will not materially affect our condensed consolidated financial position, results of operations or cash flows.
NOTE 16. INCOME TAXES
Our provision for income taxes for the three months ended March 31, 2024 and 2023 reflected effective tax rates of 23.6% and 82.7%, respectively. The change in the effective tax rate was largely due to the change in geographical profit mix year over year, tax adjustments related to the reassessment of prior year tax accruals and changes in valuation allowances on some of our deferred tax assets.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of March 31, 2024, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,150.0	1,243.0
Norwegian krone	5,120.0	473.0
Brazilian real	2,194.0	439.0
Australian dollar	285.0	186.0
Singapore dollar	118.0	87.0
Malaysian ringgit	229.0	48.0
Czech koruna	383.0	16.0
Swedish krona	103.0	10.0
Canadian dollar	12.0	9.0
Indian rupee	607.0	7.0
Polish zloty	22.0	6.0
Indonesian rupiah	(723,464.0)	(46.0)
British pound	(264.0)	(334.0)
U.S. dollar	(2,367.0)	(2,367.0)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of March 31, 2024, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	33.4	6.7
Norwegian krone	9.6	0.9
Euro	(10.7)	(11.5)
U.S. dollar	4.4	4.4
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 18 for further details. Accordingly, the estimates presented may not be indicative of the amounts we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	March 31, 2024		December 31, 2023
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$119.5	$139.9	$183.5	$167.9
Long-term - Derivative financial instruments	18.5	42.2	30.4	24.8
Total derivatives designated as hedging instruments	138.0	182.1	213.9	192.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	(0.2)	15.4	(0.1)	12.0
Long-term - Derivative financial instruments	—	2.2	—	—
Total derivatives not designated as hedging instruments	(0.2)	17.6	(0.1)	12.0
Total derivatives	$137.8	$199.7	$213.8	$204.7
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive loss of $16.8 million and accumulated other comprehensive income of $19.5 million as of March 31, 2024 and December 31, 2023, respectively. We expect to transfer an approximate $4.8 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2027.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
(In millions)	2024	2023
Foreign exchange contracts	$(39.8)	$(2.4)

The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three months ended March 31, 2024 and 2023:

(In millions)	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Cash Flow hedge gain (loss) recognized in income
Foreign Exchange Contracts
Amounts reclassified from accumulated OCI to income (loss)	$0.9	$0.6	$2.8	$(1.7)	$3.5	$(4.1)
Amounts excluded from effectiveness testing	7.0	4.9	(4.9)	1.7	(8.4)	40.1
Total cash flow hedge gain (loss) recognized in income	7.9	5.5	(2.1)	—	(4.9)	36.0

Gain (loss) recognized in income on derivatives not designated as hedging instruments	0.2	—	(21.4)	(0.1)	0.3	8.8
Total(a)	$8.1	$5.5	$(23.5)	$(0.1)	$(4.6)	$44.8
(a) The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for the three months ended March 31, 2024 and 2023.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2024 and December 31, 2023, we had no collateralized derivative contracts. The following tables present both gross and net information of recognized derivative instruments:

	March 31, 2024			December 31, 2023
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$137.8	$(91.9)	$45.9	$213.8	$(103.4)	$110.4
Derivative liabilities	$199.7	$(91.9)	$107.8	$204.7	$(103.4)	$101.3

NOTE 18. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2024				December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	$26.6	$26.6	$—	$—	$24.3	$24.3	$—	$—
Money market and stable value funds	2.3	—	1.9	—	2.1	—	1.7	—
Derivative financial instruments
Foreign exchange contracts	137.8	—	137.8	—	213.8	—	213.8	—
Total assets	$166.7	$26.6	$139.7	$—	$240.2	$24.3	$215.5	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	199.7	—	199.7	—	204.7	—	204.7	—
Total liabilities	$199.7	$—	$199.7	$—	$204.7	$—	$204.7	$—
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
Held-to-maturity debt securities - These investments consist of government bonds and are stated at amortized cost, which approximates fair value.
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
We currently have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position. See Note 17 for further details.
Other fair value disclosures
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $670.9 million and $683.4 million as of March 31, 2024 and December 31, 2023, respectively.

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
NOTE 19. SUBSEQUENT EVENTS
On April 23, 2024, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on June 5, 2024 to shareholders of record as of the close of business on the New York Stock Exchange on May 21, 2024. The ex-dividend date is May 20, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook - The global economy remains resilient despite multiple headwinds, including aggressive monetary tightening undertaken to curb high inflation. Inflation has eased, but interest rates remain elevated and central banks remain diligent in their efforts to balance price stability and economic growth. These actions are anticipated to support continued growth in energy demand in 2024.
With long-term energy demand also forecast to increase, the conflicts in Ukraine and Israel have further highlighted the need for greater energy security across the globe. As a result, the energy industry has accelerated its efforts to address the essential need for hydrocarbons today to ensure the continuity of affordable energy while also playing an essential role in the energy transition.
The price of oil has been supported by regional geopolitical tensions and the industry’s more disciplined capital spend, particularly for OPEC+ countries focused on production levels that support both economic growth and energy investment. This includes Aramco’s recent decision to forego an expansion in its production capacity above the current level of 12 million barrels per day (“MMBD”). An extended period of underinvestment also contributed to a supply deficit that has required increased upstream spending, lending support to a constructive view on the longer-term outlook for oil and natural gas prices.
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
Our leadership in subsea processing, technology innovation, and integrated solutions was recognized earlier this year with the award of the Mero 3 HISEP® project, which is the first iEPCI™ (“iEPCI”) contract ever awarded by Petrobras. The significance of this project for the subsea industry cannot be overstated. This will be the first project to use subsea processing to capture CO2 rich dense gases directly from the well stream for injection back into the reservoir, with all of the infrastructure residing on the seafloor.
In addition to reducing greenhouse gas emission intensity, HISEP® technologies will increase production capacity by debottlenecking the gas processing plant that currently resides on the floating production storage and offloading unit (“FPSO”). By moving the gas processing entirely to the seafloor, future FPSO and topside designs can be further simplified, driving significant improvement in project economics. With this award, our New Energy business has now achieved more than $1 billion of inbound orders – nearly two years earlier than previously anticipated.
More recently, we were selected to deliver the first all-electric subsea iEPCI for carbon capture and storage from the Northern Endurance Partnership (“NEP”). The partnership, which is a joint venture between bp, Equinor, and TotalEnergies, is building CO2 transportation and storage infrastructure for carbon capture projects in the U.K.’s East Coast Cluster. Our all-electric solution will collect and feed the pressurized gas into an aquifer for permanent storage. The NEP project demonstrates our ability to leverage our unique combination of innovative technologies and integrated execution as we continue to further refine our positioning and mature our offering, particularly in carbon transportation and storage.
Subsea - Innovative approaches to subsea projects, like our iEPCI solution, have improved project economics through more efficient design and installation of the entire subsea field architecture. Our integrated commercial model, iEPCI, brought together the complementary work scopes of the subsea production system (“SPS”) with the subsea umbilicals, risers, and flowlines (“SURF”) and installation vessels. iEPCI created a new market and helped expand the deepwater opportunity set for our clients and has grown to represent nearly one-third of the addressable subsea market.
As the subsea industry continues to evolve, we are driving simplification, standardization, and industrialization to reduce cycle times and further reduce costs. An example of this is Subsea 2.0TM, our pre-engineered configurable product offering. This technology provides simplification of unique project requirements by leveraging a configure-to-order (“CTO”) model that further improves the economics of our customers’ projects while driving greater efficiencies for TechnipFMC.
With CTO, we have designed an architecture, process, culture, and tools that are scalable and, more importantly, are transformational to the future of our company. CTO has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25% lower product cost and a shortened 12-month delivery time for subsea production equipment – savings that are both real and sustainable. This has paved the way for other products to adopt a similar operating model, enabling an enterprise-wide way of working.
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
Our Subsea inbound orders grew to $9.7 billion in 2023, an increase of 45% versus the prior year. The robust inbound benefited from a record level of iEPCI projects, and when including all other direct awards and Subsea Services, the combination represented more than 70% of total segment orders. This growth in orders also drove a 50% increase in Subsea backlog to over $12.2 billion, with high quality inbound supportive of further improvement in our financial returns. Looking ahead, we continue to believe that Subsea inbound orders will reach $30 billion over the three-year period ending 2025.
Surface Technologies - International markets comprise a significant portion of segment revenue, representing 59% of the total in 2023. We continue to benefit from our exposure to the North Sea, Asia Pacific, and the Middle East. TechnipFMC’s unique capabilities in these markets, which demand higher specification equipment, global services, and local content, provide a platform for us to extend our leadership positions.

Drilling activity in international markets is less cyclical than in North America as most activities are undertaken by national oil companies that tend to maintain a longer-term view that exhibits less variability in capital spend. We experienced a continued ramp up in production at our Saudi Arabia facility, as well as successful execution on our 10-year framework agreement with Abu Dhabi National Oil Company.
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Three Months Ended
	March 31,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$2,042.0	$1,717.4	$324.6	18.9

Costs and expenses
Cost of sales	1,700.6	1,496.5	204.1	13.6
Selling, general and administrative expense	159.8	153.9	5.9	3.8
Research and development expense	17.6	15.4	2.2	14.3
Restructuring, impairment and other charges	5.0	0.6	4.4	733.3
Total costs and expenses	1,883.0	1,666.4	216.6	13.0

Other income (expense), net	(12.3)	(1.3)	(11.0)	(846.2)
Gain on disposal of Measurement Solutions business	75.2	—	75.2	—
Income from equity affiliates	1.4	14.2	(12.8)	(90.1)
Net interest expense	(12.7)	(18.7)	6.0	32.1
Income before income taxes	210.6	45.2	165.4	365.9
Provision for income taxes	49.7	37.4	12.3	32.9
Net income	160.9	7.8	153.1	1,962.8
Net income attributable to non-controlling interests	(3.8)	(7.4)	3.6	48.6
Net income attributable to TechnipFMC plc	$157.1	$0.4	$156.7	39,175.0
Revenue
Revenue increased by $324.6 million during the three months ended March 31, 2024, compared to the same period in 2023. Subsea revenue increased by $347.2 million, driven by conversion of increased backlog, which was 49.6% higher as of December 31, 2023, when compared to December 31, 2022, particularly in Brazil, Guyana, Angola, and the United States from higher installation activities, sales of subsea production equipment and supply of flexible pipe. Surface Technologies revenue decreased by $22.6 million, compared to the same period in 2023 and was driven by the sale of MSB prior to the end of the quarter and lower activity in North America driven by lower levels of drilling and completion activity.

Gross Profit
Gross profit (revenue less cost of sales) increased to $341.4 million in 2024 compared to $220.9 million in 2023. Subsea gross profit increased year-over-year by $114.5 million, of which $70.7 million was due to volume increase and $43.8 million due to favorable activity mix. Surface Technologies gross profit was flat compared to the same period in 2023, as the sale of MSB and lower activity in North America were offset by improved profitability in the rest of the world.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $5.9 million during the three months ended March 31, 2024, compared to the same period in 2023, as a result of increased activity in both reporting segments.
Other Income (Expense), Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment and non-operating gains and losses. The net increase in expense of $11.0 million was driven by an increase in net foreign exchange loss of $6.6 million compared to same period in 2023 and other non-operating losses.

Gain on Disposal of Measurement Solutions Business
For the three months ended March 31, 2024, we recognized a gain of $75.2 million from the sale of equity interests and assets of MSB.
Income from Equity Affiliates
For the three months ended March 31, 2024 and 2023, we recorded income from equity method affiliates of $1.4 million and $14.2 million, respectively, driven by a decrease in operational activity of our joint ventures.
Net Interest Expense
Net interest expense of $12.7 million decreased by $6.0 million in the three months ended March 31, 2024, compared to the same period in 2023, due to a reduction in outstanding debt and higher interest income.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2024 and 2023 reflected effective tax rates of 23.6% and 82.7%, respectively. The change in the effective tax rate was largely due to the change in geographical profit mix year over year, tax adjustments related to the reassessment of prior year tax accruals and changes in valuation allowances on some of our deferred tax assets.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Subsea

	Three Months Ended
	March 31,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$1,734.8	$1,387.6	$347.2	25.0
Operating profit	$156.6	$66.8	$89.8	134.4

Operating profit as a percentage of revenue	9.0%	4.8%		4.2 pts.
Subsea revenue increased by $347.2 million during the three months ended March 31, 2024, compared to the same period in 2023, driven by increased backlog during 2023, related to higher energy demand and upstream spending, further aided by our unique commercial offerings. $152.6 million of the increase in revenue came from Brazil, $83.8 million from Guyana, $80.9 million from Angola, and $66.5 million from the United States, due to higher installation activities, sales of subsea production equipment, and increased supply of flexible pipe. The increased revenue in these geographies was offset by a net $36.6 million decrease from the rest of the world primarily from lower activity as projects reached completion.
Subsea operating profit for the three months ended March 31, 2024, increased by $89.8 million, of which $70.7 million came from volume, combined with $43.8 million due to a favorable activity mix, partially offset by a $24.7 million increase in operating expense related to the higher activity.

Surface Technologies

	Three Months Ended
	March 31,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$307.2	$329.8	$(22.6)	(6.9)
Operating profit	$103.4	$22.4	$81.0	361.6

Operating profit as a percentage of revenue	33.7%	6.8%		26.9 pts.
Surface Technologies revenue decreased by $22.6 million during the three months ended March 31, 2024, compared to the same period in 2023. $11.7 million of the decrease in revenue was primarily driven by the sale of MSB as well as $15.6 million of lower activity in North America driven by lower levels of drilling and completion activity in the U.S. and the exit of Canadian operations. This revenue decrease was offset by a $4.7 million increase from the rest of the world, primarily in Asia Pacific, driven by higher deliveries this quarter of well service pumps.

Surface Technologies operating profit increased by $81.0 million. $75.2 million of the increase was due to the sale of MSB, $2.6 million was related to business in the Middle East, and $3.2 million from improved operational performance in the rest of the world.

Corporate Expense

	Three Months Ended
	March 31,		Change
(In millions, except %)	2024	2023	$	%
Corporate expense	$(32.2)	$(27.4)	$(4.8)	(17.5)
Corporate expense increased by $4.8 million, or 17.5%, compared to the same period in the prior year, primarily driven by $5.2 million of transaction costs associated with the sale of MSB.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2024	2023
Subsea	$2,403.8	$2,536.5
Surface Technologies	370.6	322.4
Total inbound orders	$2,774.4	$2,858.9

Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the transaction price for products and services for which we have a material right, but work has not been performed. See Note 4 for further details.

	Order Backlog
(In millions)	March 31, 2024	December 31, 2023
Subsea	$12,455.5	$12,164.1
Surface Technologies	1,037.0	1,066.9
Total order backlog	$13,492.5	$13,231.0
Subsea - Subsea backlog of $12,455.5 million as of March 31, 2024 increased by $291.4 million compared to December 31, 2023, and was composed of various subsea projects, including Petrobras Buzios 6, Mero II, and, Mero 3 HISEP®; TotalEnergies Mozambique LNG and GirLiFlex; ExxonMobil Uaru; AkerBP Utsira High; Azule Energy Agogo; Shell Sparta, Husky West White Rose; Equinor Raia and Rosebank; ENI Merakes East; Woodside Trion and OMV Berling.

Surface Technologies - Order backlog for Surface Technologies as of March 31, 2024 decreased by $29.9 million compared to December 31, 2023. Surface Technologies’ backlog of $1,037.0 million as of March 31, 2024, was composed primarily of projects in the Middle East, namely Aramco and ADNOC. The remaining backlog was composed of various projects in the rest of the world.
LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flows through bank accounts controlled and maintained by TechnipFMC globally in various jurisdictions to best meet the liquidity needs of our global operations.
Net Debt - Net debt is a non-GAAP financial measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP financial measure to evaluate our capital structure and financial leverage. We believe net debt is a meaningful financial measure that may assist investors in understanding our financial condition and recognizing underlying trends in our capital structure. Net debt should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.
The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$696.8	$951.7
Short-term debt and current portion of long-term debt	(136.6)	(153.8)
Long-term debt, less current portion	(887.2)	(913.5)
Net debt	$(327.0)	$(115.6)
Cash Flows
Operating cash flows - We used $126.7 million and $386.2 million in operating cash flows from continuing operations during the three months ended March 31, 2024 and 2023, respectively. The decrease of $259.5 million in cash used by operating activities in 2024, as compared to 2023, was due to timing differences on project milestones, payments to vendors for inventory, fluctuations in derivative assets and liabilities and timing of income tax payments.
Investing cash flows - Investing activities provided $136.3 million of cash during the three months ended March 31, 2024 as compared to $52.8 million cash used in investing cash flows during the same period in 2023. The increase of $189.1 million in cash from investing activities was primarily due to $186.1 million in proceeds received from the sale of MSB during the three months ended March 31, 2024.

Financing cash flows - Financing activities used $256.2 million and $87.5 million during the three months ended March 31, 2024 and 2023, respectively. The increase of $168.7 million in cash used by financing activities was primarily due to an increase of $100.1 million in share repurchases, an increase of payments related to taxes withheld on share-based compensation of $35.1 million and dividends paid of $21.7 million during the three months ended March 31, 2024.
Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of March 31, 2024, there were no letters of credit outstanding, and our availability of borrowings under the Revolving Credit Facility was $1,250.0 million.
Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are BBB- for our long-term unsecured, guaranteed debt (2021 Notes) and BBB- for our 2012 and 2020 long-term unsecured debt (the 2012 and 2020 Private Placement Notes). Our credit rating with Moody’s is Ba1 for our long-term unsecured, guaranteed debt. See Note 12 for further details regarding our debt. On March 7, 2024, S&P Global Ratings upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes.
On February 20, 2024, our Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share. The cash dividend of $0.05 per share was paid on March 28, 2024, to shareholders of record as of the close of business on the New York Stock Exchange on March 19, 2024. The cash dividend paid during the three months ended March 31, 2024 was $21.7 million. We intend to pay dividends on a quarterly basis, and this dividend represents $0.20 per share on an annualized basis.
On April 23, 2024, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on June 5, 2024 to shareholders of record as of the close of business on the New York Stock Exchange on May 21, 2024. The ex-dividend date is May 20, 2024.
On July 26, 2023, our Board of Directors authorized an additional share repurchase of up to $400.0 million. Together with the then existing program, our total share repurchase authorization was increased to $800.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $150.1 million of ordinary shares during the three months ended March 31, 2024. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $455.4 million of ordinary shares through March 31, 2024. Based upon the remaining repurchase authority of $344.6 million and the closing stock price as of March 31, 2024, approximately 13.7 million ordinary shares could be subject to repurchase. All shares repurchased were immediately cancelled.
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

Our credit spread, and the credit spread of other counterparties not publicly available, are approximated using the spread of similar companies in the same industry, of similar size, and with the same credit rating. See Notes 17 and 18 for further details.
At this time, we have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position.
Financial Position Outlook
We are committed to a strong balance sheet. We continue to maintain sufficient liquidity to support the needs of the business through growth, cyclicality and unforeseen events. We continue to maintain and drive sustainable leverage to preserve access to capital throughout the cycle. Our capital expenditures can be adjusted and managed to match market demand and activity levels. Projected capital expenditures do not include all contingent capital that may be needed to respond to contract awards. In maintaining our commitment to sustainable leverage and liquidity, we expect to be able to continue to generate cash flow available for investment in growth and distribution to shareholders through the business cycle.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates. During the three months ended March 31, 2024, there were no changes to our identified critical accounting estimates.
OTHER MATTERS
On June 25, 2019, we announced a global resolution to pay a total of $301.3 million to the U.S. Department of Justice (“DOJ”), the SEC, and Brazilian authorities (Federal Prosecution Service (“MPF”) and the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”) to resolve these anti-corruption investigations related to historic conduct by Technip S.A. in Brazil and historic conduct by FMC Technologies concerning services provided by a vendor, Unaoil S.A.M. We were not required to have a monitor and instead, provided reports on our anti-corruption program to the Brazilian and U.S. authorities for two and three years, respectively.
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
As previously disclosed, we have also resolved an anti-corruption investigation by French authorities (the Parquet National Financier (“PNF”)). On June 22, 2023, the Company, through its subsidiary Technip UK Limited, along with Technip Energies SAS, a subsidiary of Technip Energies NV, reached a resolution with the PNF of all outstanding matters, including its investigations into historical projects in Equatorial Guinea, Ghana, and Angola. The resolution took the form of a convention judiciaire d'interet public (“CJIP”), which does not involve any admission of liability or guilt.
Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three months ended June 30, 2023, we recorded an incremental liability of $126.5 million. After making scheduled installment payments of €24.7 million and €51.6 million on July 13, 2023 and January 15, 2024, respectively, we have an outstanding balance of €103.2 million that is translated to $111.5 million and is recorded in other current liabilities in our condensed consolidated balance sheets as of March 31, 2024.
TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposure to market risk has not changed materially since December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various pending or potential legal actions or disputes in the ordinary course of our business. These actions and disputes can involve our agents, suppliers, clients and joint venture partners and can include claims related to payment of fees, service quality and ownership arrangements, including certain put or call options. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2024.
The following table summarizes repurchases of our ordinary shares during the three months ended March 31, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2024 to January 31, 2024	—	$—	—	—
February 1, 2024 to February 29, 2024	—	$—	—	—
March 1, 2024 to March 31, 2024	6,245,154	$24.02	6,245,154	13,723,705
Total	6,245,154	$24.02	6,245,154	13,723,705
(a)In July 2023, the Board of Directors authorized additional share repurchase of up to $400.0 million. Together with the then existing program, the Company’s total share repurchase authorization was increased to $800.0 million. For the three months ended March 31, 2024, we repurchased 6,245,154 shares for a total cost of $150.1 million at an average price of $24.02 per share.
(b)Based upon the remaining repurchase authority and the closing stock price as of the last trading date of the respective period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, certain of our directors or officers adopted Rule 10b5-1 trading arrangements (each, a “Rule 10b5-1 Plan”). Rule 10b5-1 Plans allow our directors or officers to transact in Company equity pursuant to a non-discretionary written plan adopted at a time when the director or officer is not in possession of material, nonpublic information and require a waiting period of at least 90 days prior to the first trade.

			Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Maximum Number of Ordinary Shares to be Sold	Expiration	Duration (in days)
David Light	Adoption	03/27/2024	X		5,928	The earlier of (i) the date when all securities under the plan are sold and (ii) March 26, 2025	364
Senior Vice President, Controller and Chief Accounting Officer
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1^	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Non-Employee Director)
10.2^	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
10.3^+	Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
10.4^	Form of TechnipFMC plc Executive Severance Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2024) (File No. 001-37983)
10.5^
Amended and Restated Supplemental Retirement Savings Plan, effective January 1, 2024 (incorporated by reference from Exhibit 10.1 to the Annual Report on Form 10-K filed on February 27, 2024) (File No. 001-37983)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

^	Indicates a management contract or compensatory plan or arrangement.
+	Certain information in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ David Light
David Light
Senior Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: April 26, 2024