Form 10-Q
period 2024-06-30
TechnipFMC plc
filed 2024-07-25
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2024
Ordinary shares, $1.00 par value per share	428,372,743

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of TechnipFMC plc (the “Company,” “we,” “us,” or “our”) contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, market growth, and recovery, growth of our New Energy business and anticipated revenues, earnings, cash flows, or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook”, and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs, and assumptions concerning future developments and business conditions and their potential effect on us. While management believes these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including unpredictable trends in the demand for and price of oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; our inability to develop, implement, and protect new technologies and services and intellectual property related thereto, including new technologies and services for our New Energy business; the cumulative loss of major contracts, customers or alliances and unfavorable credit and commercial terms of certain contracts; disruptions in the political, regulatory, economic, and social conditions of the countries in which we conduct business; the refusal of DTC to act as depository and clearing agency for our shares; the impact of our existing and future indebtedness and the restrictions on our operations by terms of the agreements governing our existing indebtedness; the risks caused by our acquisition and divestiture activities; additional costs or risks from increasing scrutiny and expectations regarding ESG matters; uncertainties related to our investments in New Energy business; the risks caused by fixed-price contracts; our failure to timely deliver our backlog; our reliance on subcontractors, suppliers, and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; risks of pirates and maritime conflicts endangering our maritime employees and assets; any delays and cost overruns of new capital asset construction projects for vessels and manufacturing facilities; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with existing and future laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; the additional restrictions on dividend payouts or share repurchases as an English public limited company; uninsured claims and litigation against us; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; potential departure of our key managers and employees; adverse seasonal, weather, and other climatic conditions; unfavorable currency exchange rates; risk in connection with our defined benefit pension plan commitments; and our inability to obtain sufficient bonding capacity for certain contracts. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise, except to the extent required by law.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue
Service revenue	$1,405.7	$1,049.4	$2,571.5	$1,917.5
Product revenue	860.2	858.8	1,674.1	1,653.9
Lease revenue	59.7	64.0	122.0	118.2
Total revenue	2,325.6	1,972.2	4,367.6	3,689.6

Costs and expenses
Cost of service revenue	1,112.1	870.5	2,131.2	1,672.5
Cost of product revenue	672.3	725.6	1,315.5	1,380.3
Cost of lease revenue	40.3	45.7	78.6	85.5
Selling, general and administrative expense	174.9	150.0	334.7	303.9
Research and development expense	15.2	16.8	32.8	32.2
Restructuring, impairment and other charges	2.4	5.1	7.4	5.7
Total costs and expenses	2,017.2	1,813.7	3,900.2	3,480.1

Other expense, net	(44.1)	(182.3)	(56.4)	(183.6)
Gain on disposal of Measurement Solutions business (Note 3)	—	—	75.2	—
Income from equity affiliates (Note 10)	2.6	1.1	4.0	15.3
Income (loss) before net interest expense and income taxes	266.9	(22.7)	490.2	41.2
Interest income	5.7	4.1	19.4	12.4
Interest expense	(27.1)	(34.4)	(53.5)	(61.4)
Income (loss) before income taxes	245.5	(53.0)	456.1	(7.8)
Provision for income taxes (Note 16)	59.2	43.3	108.9	80.7
Net income (loss)	186.3	(96.3)	347.2	(88.5)
(Income) loss attributable to non-controlling interests	0.2	9.1	(3.6)	1.7
Net income (loss) attributable to TechnipFMC plc	$186.5	$(87.2)	$343.6	$(86.8)

Earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.43	$(0.20)	$0.80	$(0.20)
Diluted	$0.42	$(0.20)	$0.78	$(0.20)

Weighted average shares outstanding (Note 6)
Basic	430.2	440.1	431.9	441.1
Diluted	440.1	440.1	443.2	441.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Net income (loss) attributable to TechnipFMC plc	$186.5	$(87.2)	$343.6	$(86.8)
(Income) loss attributable to non-controlling interests	0.2	9.1	(3.6)	1.7
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	186.3	(96.3)	347.2	(88.5)

Foreign currency translation adjustments
Net unrealized gains (losses) arising during the period	(89.4)	34.1	(152.1)	50.0
Reclassification adjustment for net losses (gains) included in net income	—	—	10.5	(0.1)
Foreign currency translation adjustments(a)	(89.4)	34.1	(141.6)	49.9

Net gains (losses) on hedging instruments
Net losses arising during the period	(20.7)	(18.8)	(55.1)	(24.9)
Reclassification adjustment for net (gains) losses included in net income	(3.7)	7.0	(6.8)	8.6
Net losses on hedging instruments(b)	(24.4)	(11.8)	(61.9)	(16.3)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(0.8)	2.2	3.3	0.2
Reclassification adjustment for amortization of net actuarial losses included in net income	3.0	2.2	6.2	4.5
Reclassification adjustment for net (gain) included in net income	—	—	(2.3)	—
Net pension and other post-retirement benefits(c)	2.2	4.4	7.2	4.7
Other comprehensive income (loss), net of tax	(111.6)	26.7	(196.3)	38.3
Comprehensive income (loss)	74.7	(69.6)	150.9	(50.2)
Comprehensive (income) loss attributable to non-controlling interest	0.5	10.3	(3.4)	4.9
Comprehensive income (loss) attributable to TechnipFMC plc	$75.2	$(59.3)	$147.5	$(45.3)

(a)Net of income tax of nil for the three and six months ended June 30, 2024 and 2023.
(b)Net of income tax benefit (expense) of $11.6 million and $(6.4) million for the three months ended June 30, 2024 and 2023, respectively, and $18.2 million and $(11.0) million for the six months ended June 30, 2024 and 2023, respectively.
(c)Net of income tax benefit (expense) of nil and $3.0 million for the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$708.2	$951.7
Trade receivables, net of allowances of $58.8 in 2024 and $34.4 in 2023	1,163.2	1,138.1
Contract assets, net of allowances of $1.3 in 2024 and $1.4 in 2023	1,118.6	1,010.1
Inventories, net (Note 8)	1,132.8	1,100.3
Derivative financial instruments (Note 17)	147.2	183.4
Income taxes receivable	118.9	156.2
Advances paid to suppliers	96.4	89.5
Measurements Solutions business classified as assets held for sale (Note 3)	—	152.1
Other current assets (Note 9)	399.1	414.0
Total current assets	4,884.4	5,195.4
Investments in equity affiliates (Note 10)	277.3	274.4
Property, plant and equipment, net of accumulated depreciation of $2,583.3 in 2024 and $2,496.5 in 2023	2,162.0	2,270.9
Operating lease right-of-use assets	724.1	739.6
Finance lease right-of-use assets	107.9	91.6
Intangible assets, net of accumulated amortization of $765.9 in 2024 and $725.3 in 2023	559.4	601.6
Deferred income taxes	138.3	164.8
Derivative financial instruments (Note 17)	125.2	30.4
Other assets	264.0	287.9
Total assets	$9,242.6	$9,656.6

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 12)	$321.6	$153.8
Operating lease liabilities	145.9	136.5
Finance lease liabilities	69.2	9.9
Accounts payable, trade	1,446.2	1,355.8
Contract liabilities	1,401.7	1,485.8
Accrued payroll	195.3	187.8
Derivative financial instruments (Note 17)	197.8	179.9
Income taxes payable	126.6	146.8
Measurements Solutions business classified as liabilities held for sale (Note 3)	—	64.3
Other current liabilities (Note 9)	548.9	748.0
Total current liabilities	4,453.2	4,468.6
Long-term debt, less current portion (Note 12)	646.8	913.5
Operating lease liabilities, less current portion	646.2	667.1
Financing lease liabilities, less current portion	51.7	88.4
Deferred income taxes	66.9	92.2
Accrued pension and other post-retirement benefits, less current portion	78.5	84.4
Derivative financial instruments (Note 17)	159.1	24.8
Other liabilities	130.6	145.5
Total liabilities	6,233.0	6,484.5
Commitments and contingent liabilities (Note 15)
Stockholders’ equity (Note 13)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2024 and 2023; 428.5 shares and 432.9 shares issued and outstanding in 2024 and 2023, respectively	428.5	432.9
Capital in excess of par value of ordinary shares	8,708.8	8,938.9
Accumulated deficit	(4,726.6)	(4,993.1)
Accumulated other comprehensive loss	(1,438.3)	(1,242.0)
Total TechnipFMC plc stockholders’ equity	2,972.4	3,136.7
Non-controlling interests	37.2	35.4
Total equity	3,009.6	3,172.1
Total liabilities and equity	$9,242.6	$9,656.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash provided (required) by operating activities
Net income (loss)	$347.2	$(88.5)
Adjustments to reconcile income (loss) to cash required by operating activities
Depreciation and amortization	191.6	190.0
Income from equity affiliates, net of dividends received	(3.4)	(15.4)
Gain on disposal of Measurement Solutions business	(75.2)	—
Other non-cash items, net	(4.5)	11.9
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and Contract assets, net	(189.6)	(478.1)
Inventories, net	(71.9)	(102.7)
Accounts payable, trade	117.6	222.8
Contract liabilities	(52.4)	57.6
Income taxes payable, net	(25.1)	18.7
Other current assets and liabilities, net	(251.9)	(5.1)
Other non-current assets and liabilities, net	121.8	(41.2)
Cash provided (required) by operating activities	104.2	(230.0)

Cash provided (required) by investing activities
Capital expenditures	(102.8)	(110.1)
Proceeds from sale of Measurement Solutions business	186.1	—
Other investing activities	3.8	30.7
Cash provided (required) by investing activities	87.1	(79.4)

Cash required by financing activities
Net decrease in short-term debt	(65.4)	(26.1)
Net increase in revolving credit facility	—	50.0
Share repurchases	(250.1)	(100.0)
Dividends paid	(43.2)	—
Payments related to taxes withheld on share-based compensation	(49.7)	(17.2)
Other financing activities	(9.5)	(48.5)
Cash required by financing activities	(417.9)	(141.8)
Effect of changes in foreign exchange rates on cash and cash equivalents	(16.9)	(20.7)
Change in cash and cash equivalents	(243.5)	(471.9)
Cash and cash equivalents, beginning of period	951.7	1,057.1
Cash and cash equivalents, end of period	$708.2	$585.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2024 and 2023

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of March 31, 2024	$430.9	$8,774.3	$(4,872.5)	$(1,326.8)	$39.3	$3,045.2
Net income (loss)	—	—	186.5	—	(0.2)	$186.3
Other comprehensive income (loss)	—	—	—	(111.5)	(0.1)	$(111.6)
Issuance of ordinary shares, net of shares withheld for tax	1.5	—	—	—	—	$1.5
Share-based compensation	—	12.7	—	—	—	$12.7
Shares repurchased and cancelled	(3.9)	(80.0)	(16.2)	—	—	$(100.1)
Dividends declared and paid	—	—	(21.5)	—	(1.9)	$(23.4)
Other	—	1.8	(2.9)	—	0.1	$(1.0)
Balance as of June 30, 2024	$428.5	$8,708.8	$(4,726.6)	$(1,438.3)	$37.2	$3,009.6

Balance as of March 31, 2023	$441.6	$9,056.8	$(5,009.5)	$(1,288.1)	$41.9	$3,242.7
Net loss	—	—	(87.2)	—	(9.1)	(96.3)
Other comprehensive income (loss)	—	—	—	27.9	(1.2)	26.7
Issuance of ordinary shares, net of shares withheld for tax	0.1	(2.8)	—	—	—	(2.7)
Share-based compensation	—	10.5	—	—	—	10.5
Shares repurchased and cancelled	(3.6)	(46.4)	—	—	—	(50.0)
Other	—	—	0.3	—	—	0.3
Balance as of June 30, 2023	$438.1	$9,018.1	$(5,096.4)	$(1,260.2)	$31.6	$3,131.2

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2024 and 2023

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2023	$432.9	$8,938.9	$(4,993.1)	$(1,242.0)	$35.4	$3,172.1
Net income	—	—	343.6	—	3.6	347.2
Other comprehensive income (loss)	—	—	—	(196.3)	—	(196.3)
Issuance of ordinary shares, net of shares withheld for tax	5.8	(54.0)	—	—	—	(48.2)
Share-based compensation	—	31.2	—	—	—	31.2
Shares repurchased and cancelled	(10.2)	(209.0)	(31.0)	—	—	(250.2)
Dividends declared and paid	—	—	(43.2)	—	(1.9)	(45.1)
Other	—	1.7	(2.9)	—	0.1	(1.1)
Balance as of June 30, 2024	$428.5	$8,708.8	$(4,726.6)	$(1,438.3)	$37.2	$3,009.6

Balance as of December 31, 2022	$442.2	$9,109.7	$(5,010.0)	$(1,301.7)	$36.5	$3,276.7
Net loss	—	—	(86.8)	—	(1.7)	(88.5)
Other comprehensive income (loss)	—	—	—	41.5	(3.2)	38.3
Issuance of ordinary shares, net of shares withheld for tax	2.8	(20.1)	—	—	—	(17.3)
Share-based compensation	—	21.6	—	—	—	21.6
Shares repurchased and cancelled	(6.9)	(93.1)	—	—	—	(100.0)
Other	—	—	0.4	—	—	0.4
Balance as of June 30, 2023	$438.1	$9,018.1	$(5,096.4)	$(1,260.2)	$31.6	$3,131.2

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these condensed consolidated financial statements may not be representative of the results that may be expected for the year ending December 31, 2024.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Issued Accounting Standards under GAAP
In November 2023, the Financial Accounting Standards Board (“the FASB”) issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. We expect to adopt the new disclosures as required for the year ended December 31, 2024 and in 2025 for interim periods. We are currently evaluating the impact of this standard on the related disclosures.
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
We recorded transaction costs associated with the sale of $5.2 million, during the three months ended March 31, 2024. These transaction costs are included within restructuring, impairment, and other charges in our condensed consolidated statement of income.
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
The following tables present total revenue by geography for each reportable segment for the three and six months ended June 30, 2024 and 2023:

	Reportable Segments
	Three Months Ended
	June 30, 2024		June 30, 2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$583.6	$28.3	$558.9	$33.5
Europe and Central Asia	626.3	27.5	520.5	51.0
North America	449.2	123.7	252.2	150.2
Africa	221.0	14.9	216.1	11.0
Asia Pacific	123.9	20.4	59.8	17.5
Middle East	5.1	101.7	10.9	90.6
Total revenue	$2,009.1	$316.5	$1,618.4	$353.8

	Reportable segments
	Six Months Ended
	June 30, 2024		June 30, 2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$1,260.4	$53.6	$999.3	$60.7
Europe and Central Asia	985.2	64.2	899.0	95.2
North America	766.2	248.8	502.1	296.3
Africa	516.7	27.7	426.6	20.7
Asia Pacific	214.9	43.6	131.7	35.4
Middle East	0.5	185.8	47.3	175.3
Total revenue	$3,743.9	$623.7	$3,006.0	$683.6
The following tables present total revenue by contract type for each reportable segment for the three and six months ended June 30, 2024 and 2023:

	Reportable Segments
	Three Months Ended
	June 30, 2024		June 30, 2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,355.3	$50.4	$996.2	$53.2
Products	635.7	224.5	604.3	254.5
Lease	18.1	41.6	17.9	46.1
Total revenue	$2,009.1	$316.5	$1,618.4	$353.8

	Reportable segments
	Six Months Ended
	June 30, 2024		June 30, 2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$2,472.8	$98.7	$1,811.5	$106.0
Products	1,233.3	440.8	1,169.1	484.8
Lease	37.8	84.2	25.4	92.8
Total revenue	$3,743.9	$623.7	$3,006.0	$683.6
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, costs, and estimated earnings in excess of billings on uncompleted contracts (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in the condensed consolidated balance sheets. Any expected contract losses are recorded in the period in which they become probable.
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.

The following table provides information about net contract assets (liabilities) as of June 30, 2024 and December 31, 2023:

(In millions)	June 30, 2024	December 31, 2023
Contract assets	$1,118.6	$1,010.1
Contract liabilities	(1,401.7)	(1,485.8)
Net contract liabilities	$(283.1)	$(475.7)
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended June 30, 2024 and 2023 that was included in the contract liabilities balance as of December 31, 2023 and 2022 was $368.6 million and $154.9 million, respectively, and $848.2 million and $502.6 million for the six months ended June 30, 2024 and 2023, respectively.
Net revenue recognized from our performance obligations satisfied or partially satisfied in previous periods had a favorable and unfavorable impact of $16.2 million and $(1.1) million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023 we had a favorable and unfavorable impact of $16.8 million and $(3.7) million, respectively.
One project was materially and favorably impacted for the three and six months ended June 30, 2024, by $62.8 million and $86.3 million, respectively, as result of improved performance in the delivery and was offset by individually immaterial net negative impacts of $46.6 million and $69.5 million, respectively. For the three and six months ended June 30, 2023, there were no projects with individually material impacts.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO” or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration, and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of June 30, 2024, the aggregate amount of the transaction price allocated to order backlog was $13.9 billion. TechnipFMC expects to recognize revenue on approximately 25.4 percent of the order backlog through 2024 and 74.6 percent thereafter.
The following table details the order backlog for each business segment as of June 30, 2024:

(In millions)	2024	2025	Thereafter
Subsea	$3,085.9	$4,460.2	$5,379.8
Surface Technologies	439.7	232.6	300.6
Total order backlog	$3,525.6	$4,692.8	$5,680.4
NOTE 5. BUSINESS SEGMENTS
Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide, which corresponds to the manner in which our Chair and Chief Executive Officer, as our chief operating decision maker, reviews and evaluates operating performance and allocates resources. We operate under two reporting segments, Subsea and Surface Technologies:
•Subsea - designs and manufactures products and systems, performs engineering, procurement, and project management, and provides services used by oil and gas companies involved in offshore exploration and production of oil and natural gas
•Surface Technologies - designs and manufactures products and systems and provides services used by oil and gas companies involved in land and shallow water exploration and production of oil and natural gas; designs, manufactures, and supplies technologically advanced high-pressure valves and fittings for oilfield service companies; and also provides flowback and well testing services

The decline in total assets of $414.0 is mainly attributable to the March 11, 2024 sale of MSB within the Surface Technologies segment of $152.1 million. Other changes are mainly related to the net decline in cash of $243.5 million within corporate assets and the remaining $18.3 million changes in working capital within both the Subsea and Surface Technologies segments.
Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in segment operating profit. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign exchange gains (losses), net interest income (expense) associated with corporate debt facilities, income taxes, and the non-recurring legal settlement charge.
Segment revenue and segment operating profit were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Segment revenue
Subsea	$2,009.1	$1,618.4	$3,743.9	$3,006.0
Surface Technologies	316.5	353.8	623.7	683.6
Total segment revenue	$2,325.6	$1,972.2	$4,367.6	$3,689.6

Segment operating profit
Subsea	$277.7	$153.4	$434.3	$220.2
Surface Technologies(a)	30.6	25.7	134.0	48.1
Total segment operating profit	$308.3	$179.1	$568.3	$268.3

Corporate items
Corporate expense(b)	$(23.7)	$(153.5)	$(55.9)	$(180.9)
Net interest expense	(21.4)	(30.3)	(34.1)	(49.0)
Foreign exchange losses	(17.7)	(48.3)	(22.2)	(46.2)
Total corporate items	$(62.8)	$(232.1)	$(112.2)	$(276.1)
Income (loss) before income taxes(c)	$245.5	$(53.0)	$456.1	$(7.8)

(a)Includes the gain on disposal of MSB for the six months ended June 30, 2024, see Note 3 for additional details.
(b)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits. For the three and six months ended June 30, 2023, corporate expense includes a non-recurring legal settlement charge of $126.5 million.
(c)Includes amounts attributable to non-controlling interests.

NOTE 6. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income (loss) attributable to TechnipFMC plc	$186.5	$(87.2)	$343.6	$(86.8)

Weighted average number of shares outstanding	430.2	440.1	431.9	441.1
Dilutive effect of restricted stock units	4.0	—	4.5	—
Dilutive effect of stock options	0.3	—	0.2	—
Dilutive effect of performance shares	5.6	—	6.6	—
Total shares and dilutive securities	440.1	440.1	443.2	441.1

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share attributable to TechnipFMC plc
Basic	$0.43	$(0.20)	$0.80	$(0.20)
Diluted	$0.42	$(0.20)	$0.78	$(0.20)
For the three and six months ended June 30, 2023, we incurred a loss from continuing operations; therefore, the impact of 11.6 million and 12.7 million shares, respectively, were anti-dilutive.
For the three months ended June 30, 2023 and the six months ended June 30, 2024 and 2023, weighted average shares of 2.6 million, 0.4 million and 2.3 million shares, respectively, were excluded from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive.
NOTE 7. RECEIVABLES
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivables and other are related to sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
We manage our held-to-maturity debt securities using published credit ratings as a key credit quality indicator as our held-to-maturity debt securities consist of government bonds.
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	June 30, 2024			December 31, 2023
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating Aa3 - Ba2	2020-2023	$139.1	Moody’s rating A3 -Ba2	2020-2023	$138.1
Debt securities at amortized cost			—	Moody’s rating B3	2021	1.4
Total financial assets			$139.1			$139.5
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

For loans receivables and other and held-to-maturity debt securities at amortized cost, we evaluate whether these securities are considered to have low credit risk at the reporting date using available, reasonable, and supportable information.
The table below shows the roll forward of allowance for credit losses as of June 30, 2024 and 2023, respectively.

	Balance as of June 30, 2024
(In millions)	Trade receivables	Contract assets	Loan receivables and other
Allowance for credit losses at December 31, 2023	$34.4	$1.4	$2.3
Current period provision (release) for expected credit losses	24.5	(0.1)	7.3
Recoveries	(0.1)	—	—
Allowance for credit losses at June 30, 2024	$58.8	$1.3	$9.6

	Balance as of June 30, 2023
(In millions)	Trade receivables	Contract assets	Loans receivable and other
Allowance for credit losses at December 31, 2022	$34.1	$1.1	$0.5
Current period provision (release) for expected credit losses	5.8	0.6	(0.1)
Recoveries	(1.0)	—	—
Allowance for credit losses at June 30, 2023	$38.9	$1.7	$0.4
Trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.
NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Raw materials	$439.2	$401.3
Work in process	156.1	148.2
Finished goods	537.5	550.8
Inventories, net	$1,132.8	$1,100.3
NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Value-added tax receivables	$166.4	$196.0
Prepaid expenses	101.6	83.5
Withholding tax and other receivables	84.8	96.8
Current financial assets at amortized cost	12.8	9.1
Other	33.5	28.6
Total other current assets	$399.1	$414.0

Other current liabilities consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Social security liability	$84.6	$81.9
Compensation accrual	70.6	136.2
Value-added tax and other taxes payable	63.0	78.5
Warranty accruals and project contingencies	60.6	60.9
Legal settlement liability(a)	55.2	171.1
Legal provisions	51.3	57.7
Other provisions	14.3	16.2
Current portion of accrued pension and other post-retirement benefits	4.6	4.4
Other accrued liabilities	144.7	141.1
Total other current liabilities	$548.9	$748.0
(a)    See Note 15 for additional details.
NOTE 10. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three and six months ended June 30, 2024, our income from equity affiliates was $2.6 million and $4.0 million, respectively. Our income from equity affiliates during the three and six months ended June 30, 2023 was $1.1 million and $15.3 million, respectively.
Our major equity method investment is as follows:
Dofcon Brasil AS is an affiliated company in the form of a joint venture between TechnipFMC and DOF Subsea (“DOF”) and was founded in 2006. The joint venture is composed of three legal entities: Dofcon Brasil AS, Techdof Brasil AS, and Dofcon Navegacao Ltda. Dofcon Brasil AS is the joint venture holding company and is owned 50 percent by DOF and 50 percent by TechnipFMC. Dofcon Brasil AS owns 100 percent of both Dofcon Navegacao Ltda. and Techdof Brasil AS. All joint venture entities are collectively referred to as “Dofcon.” Dofcon provides Pipe-Laying Support Vessels for work in oil and natural gas fields offshore Brazil. Dofcon is considered a variable interest entity (“VIE”) because it does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. We are not the primary beneficiary of the VIE. As such, we have accounted for our 50 percent investment using the equity method of accounting with results reported in our Subsea segment.
In June 2023, Dofcon Brasil AS declared a $170.0 million dividend to its joint venture partners. The dividend receivable was recorded within other current assets on our consolidated balance sheets until December 2023 when the joint venture partners agreed and signed the agreement to convert their outstanding dividend receivable into a long-term loan receivable from Dofcon. As a result of this conversion, we converted our 50 percent share of this dividend receivable into a long-term loan receivable that has a due date of June 26, 2028 and is included in other assets on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
Dofcon Navegacao Ltda. and Techdof Brasil AS have debts related to loans on their vessels. TechnipFMC and DOF provide guarantees for the debts and our share of the guarantees was $350.6 million as of June 30, 2024.

TechDof Brasil AS owns and operates the Skandi Buzios vessel. During June 2023, a fire occurred onboard the vessel alongside Porto do Açu in Brazil. Repairs on the vessel started during the fourth quarter of 2023 and are progressing according to plan. The vessel is scheduled to be back in operation during the second half of 2024. We did not record an impairment on the carrying value of our investment as we did not note any impairment indicators from the incident.

NOTE 11. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, were not material as of and for the three and six months ended June 30, 2024 and the comparable periods of the prior year. Related parties are defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures.
Loan receivables as of June 30, 2024 and December 31, 2023 include $85.0 million to Dofcon, for which interest income of $1.7 million and $3.5 million, respectively, has been recorded during the three and six months ended June 30, 2024 and nil for the three and six months ended June 30, 2023.
NOTE 12. DEBT
Overview
Debt consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
5.75% 2020 Private Placement Notes due 2025	$213.9	$221.0
6.50% Senior notes due 2026	202.9	202.9
4.00% 2012 Private Placement Notes due 2027	80.2	82.9
4.00% 2012 Private Placement Notes due 2032	107.0	110.5
3.75% 2013 Private Placement Notes due 2033	107.0	110.5
Bank borrowings and other	264.2	347.6
Unamortized debt issuance costs and discounts	(6.8)	(8.1)
Total debt	968.4	1,067.3
Less: current borrowings	321.6	153.8
Long-term debt	$646.8	$913.5
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
Availability of borrowings under the Credit Agreement is reduced by the outstanding letters of credit issued against the facility. As of June 30, 2024, there were no letters of credit outstanding, and our availability under the Credit Agreement was $1.25 billion.

Borrowings under the Credit Agreement bear interest at the following rates, plus an applicable margin, depending on currency:
•U.S. dollar-denominated loans bear interest, at the Company’s option, at a base rate or an adjusted rate linked to the Secured Overnight Financing Rate (“Adjusted Term SOFR”).
•British pound-denominated loans bear interest on an adjusted rate linked to the British pound interbank offered rate.
•Euro-denominated loans bear interest on an adjusted rate linked to the Euro interbank offered rate.
The applicable margin for borrowings under the Credit Agreement ranges from 2.50 percent to 3.50 percent for Term Benchmark (as defined in the Credit Agreement) loans and 1.50 percent to 2.50 percent for base rate loans, depending on a total leverage ratio. In light of the recent upgrade to Baa3/BBB- by two out of three rating agencies, the rate for Term Benchmark loans has reduced to 1.50 percent and the rate for base rate loans has reduced to 0.50 percent effective from June 28, 2024. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions, and financial covenants.
Letter of Credit Facility - On April 24, 2023, the Company entered into a new $500 million five-year senior secured performance letters of credit facility (the “Performance LC Credit Agreement”). The commitments under the Performance LC Credit Agreement may be increased to $1.0 billion, subject to the satisfaction of certain customary conditions precedent. The Performance LC Credit Agreement permits the Company and its subsidiaries to have access to performance letters of credit denominated in a variety of currencies to support the contracting activities with counterparties that require or request a performance or similar guarantee. It contains substantially the same customary representations and warranties, covenants, events of default, mandatory repayment provisions, and financial covenants as the Credit Agreement and benefits from the same guarantees and security as the Credit Agreement on a pari passu basis.
On March 7, 2024, S&P Global Ratings (“S&P”) upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes. On June 27, 2024, Fitch Ratings (“Fitch”) assigned a first-time investment grade long-term issuer default rating of “BBB-” for TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Debt Rating (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released and certain negative covenants no longer apply to the Company.
2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50 percent senior notes due 2026 (the “2021 Notes”). The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore, and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in long-term debt in our condensed consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method.
As of June 30, 2024, TechnipFMC was in compliance with all debt covenants.
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

NOTE 13. STOCKHOLDERS’ EQUITY
On July 26, 2023, the Company announced that its Board of Directors authorized the initiation of a quarterly cash dividend of $0.05 per share. The Company intends to pay dividends on a quarterly basis, and this dividend represents $0.20 per share on an annualized basis. The cash dividend paid during the three and six months ended June 30, 2024 was $21.5 million and $43.2 million, respectively.
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
In July 2022, the Board of Directors authorized the repurchase of up to $400.0 million of our outstanding ordinary shares under our share repurchase program. On July 26, 2023, the Board of Directors authorized additional share repurchase of up to $400.0 million, and the Company’s total share repurchase authorization was increased to $800.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $100.0 million and $250.1 million, respectively, of ordinary shares during the three and six months ended June 30, 2024.
Based upon the remaining repurchase authority of $244.6 million and the closing stock price as of June 30, 2024, approximately 9.4 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $555.4 million of ordinary shares through June 30, 2024. All repurchased shares were immediately cancelled.

Accumulated other comprehensive income (loss) for three and six months ended June 30, 2024 and 2023 consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
March 31, 2024	$(1,172.8)	$(16.6)	$(137.4)	$(1,326.8)	$(5.9)
Other comprehensive loss before reclassifications, net of tax	(89.3)	(20.7)	(0.8)	(110.8)	(0.3)
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	—	(3.7)	3.0	(0.7)	—
Other comprehensive income (loss), net of tax	(89.3)	(24.4)	2.2	(111.5)	(0.3)
June 30, 2024	$(1,262.1)	$(41.0)	$(135.2)	$(1,438.3)	$(6.2)

March 31, 2023	$(1,159.9)	$(21.6)	$(106.6)	$(1,288.1)	$(11.8)
Other comprehensive income (loss) before reclassifications, net of tax	35.3	(18.8)	2.2	18.7	(1.2)
Reclassification adjustment for net losses included in net income, net of tax	—	7.0	2.2	9.2	—
Other comprehensive income (loss), net of tax	35.3	(11.8)	4.4	27.9	(1.2)
June 30, 2023	$(1,124.6)	$(33.4)	$(102.2)	$(1,260.2)	$(13.0)

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2023	$(1,120.5)	$20.9	$(142.4)	$(1,242.0)	$(6.0)
Other comprehensive income (loss) before reclassifications, net of tax	(152.1)	(55.1)	3.3	(203.9)	(0.2)
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	10.5	(6.8)	3.9	7.6	—
Other comprehensive income (loss), net of tax	(141.6)	(61.9)	7.2	(196.3)	(0.2)
June 30, 2024	$(1,262.1)	$(41.0)	$(135.2)	$(1,438.3)	$(6.2)

December 31, 2022	$(1,177.7)	$(17.1)	$(106.9)	$(1,301.7)	$(9.8)
Other comprehensive income (loss) before reclassifications, net of tax	53.2	(24.9)	0.2	28.5	(3.2)
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	(0.1)	8.6	4.5	13.0	—
Other comprehensive income (loss), net of tax	53.1	(16.3)	4.7	41.5	(3.2)
June 30, 2023	$(1,124.6)	$(33.4)	$(102.2)	$(1,260.2)	$(13.0)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Income
Release of CTA (loss)	0.0	—	(10.5)	0.1	Other income (expense), net
	$—	$—	$(10.5)	$0.1
Gains (losses) on hedging instruments
Foreign exchange contracts	$(2.6)	$(6.8)	$(1.7)	$(8.5)	Revenue
	2.3	(2.8)	2.9	0.7	Cost of sales
	5.7	(0.3)	8.5	(4.4)	Other income (expense), net
	5.4	(9.9)	9.7	(12.2)	Income (loss) before income taxes
	1.7	(3.0)	2.9	(3.7)	Provision for income taxes
	$3.7	$(6.9)	$6.8	$(8.5)	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$—	$—	$(0.1)	$(0.1)	Other income (expense), net(a)
Amortization of net actuarial gain (loss)	(3.0)	0.8	(5.1)	(2.4)	Other income (expense), net(a)
Reclassification adjustment for net gain (loss) included in net income	—	—	2.3	—	Other income (expense), net(a)
	(3.0)	0.8	(2.9)	(2.5)	Income (loss) before income taxes
	—	3.0	1.0	2.0	Provision for income taxes
	$(3.0)	$(2.2)	$(3.9)	$(4.5)	Net income (loss)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
NOTE 14. SUPPLIER FINANCE PROGRAM OBLIGATIONS
We facilitate a supply chain finance program (“SCF”) that is administered by a third-party financial institution, which allows qualifying suppliers to sell their receivables from the Company to the SCF bank. These participating suppliers negotiate their outstanding receivable(s) directly with the SCF bank. We are not a party to those agreements, and the terms of our payment obligations are not impacted by a supplier’s participation in the SCF. We agree to pay the SCF bank based on the original invoice amounts and maturity dates as consistent with our other accounts payables.
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, trade in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. As of June 30, 2024 and December 31, 2023, the amounts due to suppliers participating in the SCF were $140.9 million and $132.9 million, respectively.
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

Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Financial guarantees(a)	$136.4	$231.9
Performance guarantees(b)	1,736.0	1,821.7
Maximum potential undiscounted payments	$1,872.4	$2,053.6
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
Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three months ended June 30, 2023, we recorded an incremental liability of $126.5 million. After making scheduled installment payments of €24.7 million, €51.6 million and €51.6 million on July 13, 2023, January 15, 2024, and April 8, 2024, respectively, we have an outstanding balance of €51.6 million that is translated to $55.2 million and is recorded in other current liabilities in our condensed consolidated balance sheets as of June 30, 2024. On July 10, 2024, we made the final installment payment of €51.6 million.
TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of June 30, 2024 and December 31, 2023, and that the ultimate resolution of such matters will not materially affect our condensed consolidated financial position, results of operations, or cash flows.

NOTE 16. INCOME TAXES
Our provision for income taxes for the three months ended June 30, 2024 and 2023 reflected effective tax rates of 24.1 percent and (81.7) percent, respectively. The change in the effective tax rate was largely due to the change in geographical profit mix year-over-year, tax adjustments related to the reassessment of prior year tax accruals, and changes in valuation allowances on some of our deferred tax assets.
Our provision for income taxes for the six months ended June 30, 2024 and 2023 reflected effective tax rates of 23.9 percent and (1,034.6) percent, respectively. The change in the effective tax rate was largely due to the change in geographical profit mix year-over-year, tax adjustments related to the reassessment of prior year tax accruals, and changes in valuation allowances on some of our deferred tax assets.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of June 30, 2024, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	244.5	162.7
Brazilian real	(9,880.6)	(1,777.4)
British pound	549.0	694.0
Canadian dollar	11.0	8.0
Euro	(80.3)	(85.8)
Indonesian Rupiah	(562,501.8)	(34.3)
Malaysian Ringgit	173.7	36.8
Norwegian Krone	3,696.1	346.9
Singapore dollar	102.4	75.5
Czech Koruna	304.1	13.0
Swedish Krona	52.1	4.9
Polish Zloty	18.5	4.6
U.S. dollar	497.7	497.7

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of June 30, 2024, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	28.5	5.1
Euro	(5.6)	(6.0)
Norwegian krone	11.3	1.1
U.S. dollar	(0.5)	(0.5)
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
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	June 30, 2024		December 31, 2023
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$141.3	$179.0	$183.5	$167.9
Long-term - Derivative financial instruments	125.2	159.0	30.4	24.8
Total derivatives designated as hedging instruments	266.5	338.0	213.9	192.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$5.9	$18.8	$(0.1)	$12.0
Long-term - Derivative financial instruments	—	0.1	—	—
Total derivatives not designated as hedging instruments	5.9	18.9	(0.1)	12.0
Total derivatives	$272.4	$356.9	$213.8	$204.7
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive gains (losses) of $(42.4) million and $19.5 million, respectively, as of June 30, 2024 and December 31, 2023. We expect to transfer an approximate $15.7 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2027.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Foreign exchange contracts	$(30.7)	$(15.3)	$(70.5)	$(17.7)

The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023:

(In millions)	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(2.6)	$2.3	$5.7	$(6.8)	$(2.8)	$(0.3)
Amounts excluded from effectiveness testing	5.8	(6.8)	18.6	6.9	(12.2)	38.2
Total cash flow hedge gain (loss) recognized in income	3.2	(4.5)	24.3	0.1	(15.0)	37.9

Gain (loss) recognized in income on derivatives not designated as hedging instruments	0.4	—	(8.4)	—	(0.6)	(12.3)
Total(a)	$3.6	$(4.5)	$15.9	$0.1	$(15.6)	$25.6

(In millions)	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(1.7)	$2.9	$8.5	$(8.5)	$0.7	$(4.4)
Amounts excluded from effectiveness testing	12.8	(11.7)	13.7	8.6	(20.6)	78.3
Total cash flow hedge gain (loss) recognized in income	11.1	(8.8)	22.2	0.1	(19.9)	73.9

Gain (loss) recognized in income on derivatives not designated as hedging instruments	0.6	—	(29.8)	(0.1)	(0.3)	(3.5)
Total(a)	$11.7	$(8.8)	$(7.6)	$—	$(20.2)	$70.4
(a) The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for the three and six months ended June 30, 2024 and 2023.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually, and assets and liabilities are not offset. As of June 30, 2024 and December 31, 2023, we had no collateralized derivative contracts. The following tables present both gross and net information of recognized derivative instruments:

	June 30, 2024			December 31, 2023
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$272.4	$(120.4)	$152.0	$213.8	$(103.4)	$110.4
Derivative liabilities	$356.9	$(120.4)	$236.5	$204.7	$(103.4)	$101.3

NOTE 18. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2024				December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	$27.1	$27.1	$—	$—	$24.3	$24.3	$—	$—
Money market and stable value funds	2.5	—	2.1	—	2.1	—	1.7	—
Derivative financial instruments
Foreign exchange contracts	272.4	—	272.4	—	213.8	—	213.8	—
Total assets	$302.0	$27.1	$274.5	$—	$240.2	$24.3	$215.5	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	356.9	—	356.9	—	204.7	—	204.7	—
Total liabilities	$356.9	$—	$356.9	$—	$204.7	$—	$204.7	$—
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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $663.6 million and $683.4 million as of June 30, 2024 and December 31, 2023, respectively.

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
NOTE 19. SUBSEQUENT EVENTS
On July 23, 2024, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on September 4, 2024 to shareholders of record as of the close of business on the New York Stock Exchange on August 20, 2024. The ex-dividend date is August 20, 2024.

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
The price of oil has been supported by regional geopolitical tensions and the industry’s more disciplined capital spend, particularly for OPEC+ countries focused on production levels that support both economic growth and energy investment. This includes OPEC’s recent decision to maintain voluntary reductions to existing production quota into 2025. An extended period of underinvestment also contributed to a supply deficit that has required increased upstream spending, lending support to a constructive view on the longer-term outlook for oil and natural gas prices.
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
While we are confident that conventional resources will remain a large part of the energy mix for an extended period, we are also committed to the energy transition. Here, we believe that offshore will play a meaningful role in the transition to renewable energy resources and reduction of carbon emissions. We are making real progress through our three main pillars of greenhouse gas removal, offshore floating renewables, and hydrogen solutions. We have also been successful in building on our partnerships and alliances to further position ourselves as the leading architect for offshore energy.
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
In addition to reducing greenhouse gas emission intensity, HISEP® technologies will increase production capacity by debottlenecking the gas processing plant that currently resides on the floating production storage and offloading unit (“FPSO”). By moving the gas processing entirely to the seafloor, future FPSO and topside designs can be further simplified, driving significant improvement in project economics. With this award, our New Energy business has now achieved more than $1 billion of inbound orders - nearly two years earlier than previously anticipated.
In March, we were selected to deliver the first all-electric subsea iEPCI for carbon capture and storage from the Northern Endurance Partnership (“NEP”). The partnership, which is a joint venture between bp, Equinor, and TotalEnergies, is building CO2 transportation and storage infrastructure for carbon capture projects in the U.K.’s East Coast Cluster. Our all-electric solution will collect and feed the pressurized gas into an aquifer for permanent storage. The NEP project demonstrates our ability to leverage our unique combination of innovative technologies and integrated execution as we continue to further refine our positioning and mature our offering, particularly in carbon transportation and storage.
Subsea - Innovative approaches to subsea projects, like our iEPCI solution, have improved project economics through more efficient design and installation of the entire subsea field architecture. Our integrated commercial model, iEPCI, brought together the complementary work scopes of the subsea production system (“SPS”) with the subsea umbilicals, risers, and flowlines (“SURF”), and installation vessels. iEPCI created a new market and helped expand the deepwater opportunity set for our clients and has grown to represent nearly one-third of the addressable subsea market.
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
With CTO, we have designed an architecture, process, culture, and tools that are scalable and, more importantly, are transformational to the future of our company. CTO has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25 percent lower product cost and a shortened 12-month delivery time for subsea production equipment - savings that are both real and sustainable. This has paved the way for other products to adopt a similar operating model, enabling an enterprise-wide way of working.
Given the significant improvement in project economics, many offshore discoveries can be developed economically well below today’s oil prices. We believe these changes are fundamental and sustainable as a result of new business models and technology pioneered by our company.
There is also exploration activity occurring in new offshore frontiers. In Suriname, five major discoveries have been made through the successful appraisal of two oilfields, with confirmed combined recoverable resources of approximately 700 million barrels of oil. One operator recently disclosed their intentions for future development of the resource, citing expectations for a final investment decision before the end of the year. In Namibia, there has also been a major discovery with multiple operators beginning their drilling campaigns. We believe additional countries will become producers of deepwater resources during this decade.
Offshore development is likely to remain a significant part of many of our customers’ portfolios. We estimate over 35 MMBD of new oil production will be required by 2040 to meet future energy demand, including approximately 10 MMBD of new deepwater production.
Our Subsea inbound orders grew to $9.7 billion in 2023, an increase of 45 percent versus the prior year. The robust inbound benefited from a record level of iEPCI projects, and when including all other direct awards and Subsea Services, the combination represented more than 70 percent of total segment orders. The strong order activity continued in the first half of 2024, with more than $5.2 billion of orders increasing backlog to $12.9 billion as of June 30, 2024 - a record level for TechnipFMC. We are well positioned for Subsea inbound to approach $10 billion for the full year, giving us confidence in achieving $30 billion in Subsea orders over the three-year period ending 2025.
Surface Technologies - International markets comprise a significant portion of segment revenue, representing 60 percent of the total in the first half of the year. We continue to benefit from our exposure to the North Sea, Asia Pacific, and the Middle East. TechnipFMC’s unique capabilities in these markets, which demand higher specification equipment, global services, and local content, provide a platform for us to extend our leadership positions.

Drilling activity in international markets is less cyclical than in North America as most activities are undertaken by national oil companies that tend to maintain a longer-term view that exhibits less variability in capital spend. This trend is most evident in the Middle East where we experienced a continued ramp up in production at our Saudi Arabia facility, as well as successful execution on our 10-year framework agreement with Abu Dhabi National Oil Company.
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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Three Months Ended
	June 30,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$2,325.6	$1,972.2	$353.4	17.9

Costs and expenses
Cost of sales	1,824.7	1,641.8	182.9	11.1
Selling, general and administrative expense	174.9	150.0	24.9	16.6
Research and development expense	15.2	16.8	(1.6)	(9.5)
Restructuring, impairment and other charges	2.4	5.1	(2.7)	(52.9)
Total costs and expenses	2,017.2	1,813.7	203.5	11.2

Other expense, net	(44.1)	(182.3)	138.2	75.8
Income from equity affiliates	2.6	1.1	1.5	136.4
Net interest expense	(21.4)	(30.3)	8.9	29.4
Income (loss) before income taxes	245.5	(53.0)	298.5	563.2
Provision for income taxes	59.2	43.3	15.9	36.7
Net income (loss)	186.3	(96.3)	282.6	293.5
Loss attributable to non-controlling interests	0.2	9.1	(8.9)	(97.8)
Net Income (loss) attributable to TechnipFMC plc	$186.5	$(87.2)	$273.7	313.9
Revenue
Revenue increased $353.4 million during the three months ended June 30, 2024, compared to the same period in 2023. Subsea revenue increased by $390.7 million, primarily driven by a 49.6 percent higher backlog as of December 31, 2023, when compared to December 31, 2022, which resulted in increased revenue from higher iEPCI, installation and services activities particularly in the United States, Angola, the United Kingdom, Norway and Australia. Surface Technologies revenue decreased by $37.3 million, compared to the same period in 2023, primarily due to the sale of MSB during the three months ended March 31, 2024 and lower levels of drilling and completion activities in North America of $50.2 million during the second quarter. This increase was partially offset by growth of $12.9 million in the Middle East and the rest of the world mainly driven by higher service activities.

Gross Profit
Gross profit increased to $500.9 million during the three months ended June 30, 2024, compared to $330.4 million in the prior year period. Subsea gross profit increased year-over-year by $164.0 million, of which $63.8 million is due to volume increase and $100.2 million due to favorable activity mix. Surface Technologies gross profit decreased year-over-year by $2.9 million, driven by a decrease in North America of $12.8 million, primarily due to the sale of MSB in the three months ended March 31, 2024, offset by improved operational performance in the region. Continued growth in the Middle East increased gross profits by $5.0 million with an additional $4.9 million increase from other operating locations.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $24.9 million year-over-year, driven by higher employee costs in support of increased business activities.

Other Expense, Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and non-operating gains and losses. The $138.2 million year-over-year decrease in net expense is driven by the $126.5 million non-recurring legal settlement charge recognized during the three months ended June 30, 2023. Foreign currency loss decreased by $30.6 million, primarily related to exposures to certain currencies with limited derivative hedging markets, such as Angola kwanza during the three months ended June 30, 2023 and the net impact of hedging positions year-over-year. These decreases are partially offset by a net increase in miscellaneous other non-operating charges.

Net Interest Expense
Net interest expense of $21.4 million decreased by $8.9 million in the three months ended June 30, 2024, compared to the same period in 2023, due to the net decrease in outstanding debt and fluctuation in interest rates.

Provision for Income Taxes
Our provision for income taxes for the three months ended June 30, 2024 and 2023 reflected effective tax rates of 24.1 percent and (81.7) percent, respectively. The year-over-year change in the effective tax rate was primarily related to losses in jurisdictions with a full valuation allowance and a change in geographical profit mix year-over-year.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than those of the United Kingdom.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Six Months Ended
	June 30,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$4,367.6	$3,689.6	$678.0	18.4

Costs and expenses
Cost of sales	3,525.3	3,138.3	387.0	12.3
Selling, general and administrative expense	334.7	303.9	30.8	10.1
Research and development expense	32.8	32.2	0.6	1.9
Restructuring, impairment and other charges	7.4	5.7	1.7	29.8
Total costs and expenses	3,900.2	3,480.1	420.1	12.1

Other expense, net	(56.4)	(183.6)	127.2	69.3
Gain on disposal of Measurement Solutions business	75.2	—	75.2	—
Income from equity affiliates	4.0	15.3	(11.3)	(73.9)
Net interest expense	(34.1)	(49.0)	14.9	30.4
Income (loss) before income taxes	456.1	(7.8)	463.9	5,947.4
Provision for income taxes	108.9	80.7	28.2	34.9
Net income (loss)	347.2	(88.5)	435.7	492.3
(Income) loss attributable to non-controlling interests	(3.6)	1.7	(5.3)	(311.8)
Net income (loss) attributable to TechnipFMC plc	$343.6	$(86.8)	$430.4	495.9
Revenue
Revenue increased by $678.0 million during the six months ended June 30, 2024, compared to the same period in 2023. Subsea revenue increased by $737.9 million, driven by conversion of increased backlog, which was 49.6 percent higher as of December 31, 2023, when compared to December 31, 2022, and resulted in increased revenue from higher iEPCI, installation and services activities, sales of subsea production equipment and increased supply of flexible pipe, particularly in the United States, Angola, Brazil, Guyana, Australia, and the United Kingdom. Surface Technologies revenue decreased by $59.9 million, compared to the same period in 2023, primarily due to the sale of MSB during the three months ended March 31, 2024 and lower levels of drilling and completion activity in North America of $74.2 million, partially offset by $14.3 million of growth in the Middle East and the rest of the world.

Gross Profit
Gross profit increased to $842.3 million in 2024 compared to $551.3 million in 2023. Subsea gross profit increased year-over-year by $278.5 million, of which $134.5 million was due to volume increase and $144.0 million due to favorable activity mix. Surface Technologies gross profit decreased by $2.9 million compared to the same period in 2023. $17.4 million of the decrease is due to the sale of MSB in the three months ended March 31, 2024 and lower levels of drilling and completion activity in North America, offset by $14.5 million of growth and higher profitability in the Middle East, Asia Pacific and Africa.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $30.8 million during the six months ended June 30, 2024, compared to the same period in 2023, driven by higher employee costs in support of increased business activities.

Other Expense, Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and non-operating gains and losses. The net decrease in expense of $127.2 million was driven by the $126.5 million non-recurring legal settlement charge recognized during the six months ended June 30, 2023. Foreign currency loss decreased by $24.0 million, due to exposures to certain currencies with limited derivative hedging markets such as Angola kwanza and the net impact of hedging positions during the six months ended June 30, 2023. These decreases are partially offset by a net increase in miscellaneous other non-operating charges.
For the six months ended June 30, 2024, we recognized a gain of $75.2 million from the sale of equity interests and assets of MSB.
Income from Equity Affiliates
For the six months ended June 30, 2024 and 2023, we recorded income from equity method affiliates of $4.0 million and $15.3 million, respectively, and the difference is driven by a decrease in operational activity of our joint ventures.
Net Interest Expense
Net interest expense of $34.1 million decreased by $14.9 million in the six months ended June 30, 2024, compared to the same period in 2023, due to a net reduction in outstanding debt and higher interest income.
Provision for Income Taxes
Our provision for income taxes for the six months ended June 30, 2024 and 2023 reflected effective tax rates of 23.9 percent and (1,034.6) percent, respectively. The change in the effective tax rate was largely due to the change in geographical profit mix year-over-year, tax adjustments related to the reassessment of prior year tax accruals, and changes in valuation allowances on some of our deferred tax assets.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2024 AND 2023
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 for further details.
Subsea

	Three Months Ended
	June 30,		Change
(In millions, except % and pts.)	2024	2023	$	%
Revenue	$2,009.1	$1,618.4	390.7	24.1
Operating profit	$277.7	$153.4	124.3	81.0

Operating profit as a percentage of revenue	13.8%	9.5%		4.3 pts.

Subsea revenue increased $390.7 million during the three months ended June 30, 2024, compared to the same period in 2023, driven by increased backlog in 2023 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. $170.2 million of the increase in revenue was from the United States, $97.9 million from Angola, $55.6 million from the United Kingdom, $53.8 million from Norway, and $39.7 from Australia, driven by higher iEPCI, installation and services activities. The increased revenue in these geographies was modestly offset by a net $26.5 million decrease from the rest of the world, primarily from lower activity as projects reached completion.

Subsea operating profit for the three months ended June 30, 2024, increased by $124.3 million, of which $100.2 million was the result of a favorable activity mix and $63.8 million from higher volume, partially offset by a $39.7 million increase in operating expense related to the higher activity.

Surface Technologies

	Three Months Ended
	June 30,		Change
(In millions, except % and pts.)	2024	2023	$	%
Revenue	$316.5	$353.8	(37.3)	(10.5)
Operating profit	$30.6	$25.7	4.9	19.1

Operating profit as a percentage of revenue	9.7%	7.3%		2.4 pts.

Surface Technologies revenue decreased by $37.3 million during the three months ended June 30, 2024, compared to the same period in 2023 primarily due to $50.2 million decreased revenue as a result of the sale of MSB during the three months ended March 31, 2024 and lower drilling and completion activities in North America, partially offset by growth of $12.9 million in the Middle East and the rest of the world mainly driven by higher service activities.

Surface Technologies operating profit increased by $4.9 million, with activities in the Middle East and Asia Pacific improving $8.3 million and the rest of the world, exclusive of North America, generating improved profitability. Operating profits in North America decreased $4.6 million over the comparable period primarily due to the sale of MSB during the three months ended March 31, 2024, offset by improved operating performance in the region.

Corporate Expense

	Three Months Ended
	June 30,		Change
(In millions, except %)	2024	2023	$	%
Corporate expense	$(23.7)	$(153.5)	129.8	84.6

Corporate expense decreased by 129.8 million compared to the same period in the prior year, primarily driven by the non-recurring legal settlement charge incurred during the three months ended June 30, 2023. Corporate expense is related to costs associated with our support functions, such as corporate staff expenses, share-based compensation expense, and other employee benefits.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Subsea

	Six Months Ended
	June 30,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$3,743.9	$3,006.0	$737.9	24.5
Operating profit	$434.3	$220.2	$214.1	97.2

Operating profit as a percentage of revenue	11.6%	7.3%		4.3 pts.
Subsea revenue increased by $737.9 million during the six months ended June 30, 2024, compared to the same period in 2023, driven by increased backlog during 2023 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. $236.7 million of the increase in revenue was from the United States, $178.8 million from Angola, $170.4 million from Brazil, $114.3 million from Guyana, $67.7 million from Australia, and $55.6 million from the United Kingdom, driven by higher iEPCI, installation and services activities, sales of subsea production equipment, and increased supply of flexible pipe. The increased revenue in these geographies was offset by a net $85.6 million decrease from the rest of the world, primarily from lower activity as projects reached completion.

Subsea operating profit for the six months ended June 30, 2024, increased by $214.1 million, of which $144.0 million was the result of a favorable activity mix and $134.5 million from higher volume, partially offset by a $64.4 million increase in operating expense related to the higher activity.

Surface Technologies

	Six Months Ended
	June 30,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$623.7	$683.6	$(59.9)	(8.8)
Operating profit	$134.0	$48.1	$85.9	178.6

Operating profit as a percentage of revenue	21.5%	7.0%		14.5 pts.

Surface Technologies revenue decreased by $59.9 million during the six months ended June 30, 2024, compared to the same period in 2023 primarily due to $74.2 million decreased revenue as a result of the sale of MSB during the three months ended March 31, 2024 and lower drilling and completion activities in North America, partially offset by $14.3 million of growth in the Middle East and the rest of the world mainly driven by higher service activities.

Surface Technologies operating profit increased by $85.9 million and was driven by the gain on the sale of MSB, which was partially offset by lower drilling and completion activity in North America, resulting in a net increase of $63.4 million. Additionally, improved operating performance in Argentina and activities in the Middle East, Africa and Asia Pacific generated improved profitability of $17.6 million. During the six months ended June 30, 2023, we recorded $5.3 million of restructuring, impairment and other charges, primarily associated with exiting operations in Canada and Bakersfield.

Corporate Expense

	Six Months Ended
	June 30,		Change
(In millions, except %)	2024	2023	$	%
Corporate expense	$(55.9)	$(180.9)	$125.0	69.1

Corporate expense decreased by $125.0 million, or 69.1 percent, compared to the same period in the prior year, primarily driven by the non-recurring legal settlement charge incurred during 2023.
INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Subsea	$2,838.0	$4,114.5	$5,241.8	$6,651.0
Surface Technologies	254.2	332.8	624.8	655.2
Total inbound orders	$3,092.2	$4,447.3	$5,866.6	$7,306.2

Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the transaction price for products and services for which we have a material right, but work has not been performed. See Note 4 for further details.

	Order Backlog
(In millions)	June 30, 2024	December 31, 2023
Subsea	$12,925.9	$12,164.1
Surface Technologies	972.9	1,066.9
Total order backlog	$13,898.8	$13,231.0

Subsea - Subsea backlog of $12,925.9 million as of June 30, 2024 increased by $761.8 million compared to December 31, 2023, and was composed of various subsea projects, including Petrobras Buzios 6, Mero 3 HISEP® and flexibles; TotalEnergies Mozambique LNG and GirLiFlex; ExxonMobil Whiptail and Uaru; AkerBP Utsira High; Azule Energy Agogo; Shell Sparta, Husky West White Rose; Equinor Raia and Rosebank; ENI Merakes East, and Woodside Trion.

Surface Technologies - Order backlog for Surface Technologies as of June 30, 2024 decreased by $94.0 million compared to December 31, 2023. Surface Technologies’ backlog of $972.9 million as of June 30, 2024, was composed primarily of projects in the Middle East, namely Aramco and ADNOC. The remaining backlog was composed of various projects in the rest of the world.
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

The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$708.2	$951.7
Short-term debt and current portion of long-term debt	(321.6)	(153.8)
Long-term debt, less current portion	(646.8)	(913.5)
Net debt	$(260.2)	$(115.6)

Cash Flows
Operating cash flows - Operating activities provided $104.2 million of cash during six months ended June 30, 2024 as compared to $230.0 million cash used in operating cash flows during the same period in 2023. The increase of $334.2 million in cash from operating activities was due to timing differences on project milestones, payments to vendors for inventory, and fluctuations in derivative assets and liabilities.

Investing cash flows - Investing activities provided $87.1 million of cash during the six months ended June 30, 2024 as compared to $79.4 million cash used in investing cash flows during the same period in 2023. The increase of $166.5 million in cash from investing activities was primarily due to $186.1 million in proceeds received from the sale of MSB during the six months ended June 30, 2024.

Financing cash flows - Financing activities used $417.9 million and $141.8 million during the six months ended June 30, 2024 and 2023, respectively. The increase of $276.1 million in cash used by financing activities was primarily due to an increase of $150.1 million in share repurchases, an increase of payments related to taxes withheld on share-based compensation of $32.5 million, dividends paid of $43.2 million and a decrease of $43.8 million in net debt activity during the six months ended June 30, 2024.
Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.

Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of June 30, 2024, there were no letters of credit outstanding, and our availability of borrowings under the Revolving Credit Facility was $1,250.0 million.

Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are BBB- for our long-term unsecured, guaranteed debt (2021 Notes) and BBB- for our 2012 and 2020 long-term unsecured debt (the 2012 and 2020 Private Placement Notes). Our credit rating with Moody’s is Ba1 for our long-term unsecured, guaranteed debt. See Note 12 for further details regarding our debt.

On March 7, 2024, S&P upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes. On June 27, 2024, Fitch assigned a first-time investment grade long-term issuer default rating of “BBB-” for TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Debt Rating (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released and certain negative covenants no longer apply to the Company.

On February 20, 2024 and April 23, 2024, our Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share. The cash dividends of $0.05 per share were paid on March 28, 2024 and June 5, 2024, to shareholders of record as of the close of business on the New York Stock Exchange on March 19, 2024 and May 21, 2024, respectively. The cash dividends paid during the three and six months ended June 30, 2024 were $21.5 million and $43.2 million, respectively. We intend to pay dividends on a quarterly basis, and these dividends represent $0.20 per share on an annualized basis.

On July 23, 2024, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on September 4, 2024 to shareholders of record as of the close of business on the New York Stock Exchange on August 20, 2024. The ex-dividend date is August 20, 2024.

On July 26, 2023, our Board of Directors authorized an additional share repurchase of up to $400.0 million. Together with the then existing program, our total share repurchase authorization was increased to $800.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $250.1 million of ordinary shares during the six months ended June 30, 2024.

Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $555.4 million of ordinary shares through June 30, 2024. Based upon the remaining repurchase authority of $244.6 million and the closing stock price as of June 30, 2024, approximately 9.4 million ordinary shares could be subject to repurchase. All shares repurchased were immediately cancelled.

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

Financial Position Outlook
We are committed to a strong balance sheet. We continue to maintain sufficient liquidity to support the needs of the business through growth, cyclicality, and unforeseen events. We continue to maintain and drive sustainable leverage to preserve access to capital throughout the cycle. Our capital expenditures can be adjusted and managed to match market demand and activity levels. Projected capital expenditures do not include all contingent capital that may be needed to respond to contract awards. In maintaining our commitment to sustainable leverage and liquidity, we expect to be able to continue to generate cash flow available for investment in growth and distribution to shareholders through the business cycle.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates. During the six months ended June 30, 2024, there were no changes to our identified critical accounting estimates.
OTHER MATTERS
On June 25, 2019, we announced a global resolution to pay a total of $301.3 million to the U.S. Department of Justice (“DOJ”), the SEC, and Brazilian authorities (Federal Prosecution Service (“MPF”)) and the Comptroller General of Brazil (“CGU”) and the Attorney General of Brazil (“AGU”) to resolve these anti-corruption investigations related to historic conduct by Technip S.A. in Brazil and historic conduct by FMC Technologies concerning services provided by a vendor, Unaoil S.A.M. We were not required to have a monitor and instead, provided reports on our anti-corruption program to the Brazilian and U.S. authorities for two and three years, respectively.

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

In Brazil, on June 25, 2019, our subsidiaries Technip Brasil - Engenharia, Instalações E Apoio Marítimo Ltda., and Flexibrás Tubos Flexíveis Ltda. entered into leniency agreements with both the MPF and the CGU/AGU. We made, as part of those agreements, certain enhancements to the compliance programs in Brazil during the two-year self-reporting period, which aligned with our commitment to cooperation and transparency with the compliance community in Brazil and globally.

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

Under the terms of the CJIP, Technip UK, and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three months ended June 30, 2023, we recorded an incremental liability of $126.5 million. After making scheduled installment payments of €24.7 million, €51.6 million and €51.6 million, respectively, on July 13, 2023, January 15, 2024, and April 8, 2024, we have an outstanding balance of €51.6 million that is translated to $55.2 million and is recorded in other current liabilities in our condensed consolidated balance sheets as of June 30, 2024. On July 10, 2024, we made the final installment payment of €51.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO have concluded that, as of the period covered by this report, our disclosure controls and procedures were effective with respect to (i) the accumulation and communication to our management, including our CEO and our CFO, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various pending or potential legal actions or disputes in the ordinary course of our business. These actions and disputes can involve our agents, suppliers, clients, and joint venture partners and can include claims related to payment of fees, service quality, and ownership arrangements, including certain put or call options. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2024.

The following table summarizes repurchases of our ordinary shares during the three months ended June 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2024 to April 30, 2024	228,390	$26.27	228,390	13,216,238
May 1, 2024 to May 31, 2024	2,743,769	$26.24	2,743,769	10,178,430
June 1, 2024 to June 30, 2024	902,757	$24.37	902,757	9,352,333
Total	3,874,916	$25.81	3,874,916
(a)In July 2023, the Board of Directors authorized additional share repurchase of up to $400.0 million. Together with the then-existing program, the Company’s total share repurchase authorization was increased to $800.0 million. For the three months ended June 30, 2024, we repurchased 3,874,916 shares for a total cost of $100.0 million at an average price of $25.81 per share.
(b)Based upon the remaining repurchase authority and the closing stock price as of the last trading date of the respective period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Form of Share Purchase Contract (filed as Appendix B to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed on March 15, 2024, File No. 001-37983, and incorporated herein by reference)
10.2
Form of Rule 10b-5 Share Repurchase Contract (filed as Appendix C to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed on March 15, 2024, File No. 001-37983, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ David Light
David Light
Senior Vice President, Controller, and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 25, 2024