Form 10-Q
period 2024-09-30
TechnipFMC plc
filed 2024-10-24
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2024
Ordinary shares, $1.00 par value per share	425,414,999

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue
Service revenue	$1,491.7	$1,180.7	$4,063.2	$3,098.2
Product revenue	793.5	793.1	2,467.6	2,447.0
Lease revenue	63.2	83.1	185.2	201.3
Total revenue	2,348.4	2,056.9	6,716.0	5,746.5

Costs and expenses
Cost of service revenue	1,199.1	916.6	3,330.3	2,589.1
Cost of product revenue	616.0	716.4	1,931.5	2,096.7
Cost of lease revenue	39.5	57.5	118.1	143.0
Selling, general and administrative expense	187.4	183.8	522.1	487.7
Research and development expense	15.4	17.5	48.2	49.7
Restructuring, impairment and other charges	3.8	4.3	11.2	10.0
Total costs and expenses	2,061.2	1,896.1	5,961.4	5,376.2

Other expense, net	(7.3)	(41.5)	(63.7)	(225.1)
Gain on disposal of Measurement Solutions business (Note 3)	—	—	75.2	—
Income from equity affiliates (Note 10)	8.4	20.6	12.4	35.9
Income before net interest expense and income taxes	288.3	139.9	778.5	181.1
Interest income	6.3	4.0	25.7	16.4
Interest expense	(22.2)	(30.7)	(75.7)	(92.1)
Income before income taxes	272.4	113.2	728.5	105.4
Provision (benefit) for income taxes (Note 16)	(6.0)	19.5	102.9	100.2
Net income	278.4	93.7	625.6	5.2
(Income) attributable to non-controlling interests	(3.8)	(3.7)	(7.4)	(2.0)
Net income attributable to TechnipFMC plc	$274.6	$90.0	$618.2	$3.2

Earnings per share attributable to TechnipFMC plc
Basic	$0.64	$0.21	$1.44	$0.01
Diluted	$0.63	$0.20	$1.40	$0.01

Weighted average shares outstanding (Note 6)
Basic	428.3	436.9	430.7	439.7
Diluted	438.8	450.3	441.9	452.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Net income attributable to TechnipFMC plc	$274.6	$90.0	$618.2	$3.2
(Income) attributable to non-controlling interests	(3.8)	(3.7)	(7.4)	(2.0)
Net income attributable to TechnipFMC plc, including non-controlling interests	278.4	93.7	625.6	5.2

Foreign currency translation adjustments
Net unrealized gains (losses) arising during the period	46.7	(50.6)	(105.4)	(0.6)
Reclassification adjustment for net losses included in net income	—	0.1	10.5	—
Foreign currency translation adjustments(a)	46.7	(50.5)	(94.9)	(0.6)

Net gains (losses) on hedging instruments
Net (losses) gains arising during the period	41.0	5.6	(14.1)	(19.3)
Reclassification adjustment for net (gains) included in net income	(5.9)	(12.4)	(12.7)	(3.8)
Net gains (losses) on hedging instruments(b)	35.1	(6.8)	(26.8)	(23.1)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(7.0)	0.5	(3.7)	0.7
Reclassification adjustment for amortization of prior service cost included in net income	0.1	0.1	0.2	0.2
Reclassification adjustment for amortization of net actuarial losses included in net income	1.1	2.2	7.2	6.6
Reclassification adjustment for net (gain) included in net income	—	—	(2.3)	—
Net pension and other post-retirement benefits(c)	(5.8)	2.8	1.4	7.5
Other comprehensive income (loss), net of tax	76.0	(54.5)	(120.3)	(16.2)
Comprehensive income (loss)	354.4	39.2	505.3	(11.0)
Comprehensive (income) attributable to non-controlling interest	(3.8)	(10.7)	(7.2)	(5.8)
Comprehensive income (loss) attributable to TechnipFMC plc	$350.6	$28.5	$498.1	$(16.8)

(a)Net of income tax of nil for the three and nine months ended September 30, 2024 and 2023.
(b)Net of income tax benefit (expense) of $(3.0) million and $11.4 million for the three months ended September 30, 2024 and 2023, respectively, and $15.2 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.
(c)Net of income tax benefit (expense) of $(5.9) million and $(0.5) million for the three months ended September 30, 2024 and 2023, respectively, and $(4.9) million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$837.5	$951.7
Trade receivables, net of allowances of $59.6 in 2024 and $34.4 in 2023	1,278.1	1,138.1
Contract assets, net of allowances of $1.3 in 2024 and $1.4 in 2023	1,140.8	1,010.1
Inventories, net (Note 8)	1,142.4	1,100.3
Derivative financial instruments (Note 17)	157.0	183.4
Income taxes receivable	135.9	156.2
Advances paid to suppliers	88.5	89.5
Measurements Solutions business classified as assets held for sale (Note 3)	—	152.1
Other current assets (Note 9)	410.0	414.0
Total current assets	5,190.2	5,195.4
Investments in equity affiliates (Note 10)	286.3	274.4
Property, plant and equipment, net of accumulated depreciation of $2,950.8 in 2024 and $2,496.5 in 2023	2,214.6	2,270.9
Operating lease right-of-use assets	781.2	739.6
Finance lease right-of-use assets	119.4	91.6
Intangible assets, net of accumulated amortization of $787.4 in 2024 and $725.3 in 2023	541.9	601.6
Deferred income taxes	194.7	164.8
Derivative financial instruments (Note 17)	143.5	30.4
Other assets	249.0	287.9
Total assets	$9,720.8	$9,656.6

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 12)	$310.4	$153.8
Operating lease liabilities	143.0	136.5
Finance lease liabilities	74.8	9.9
Accounts payable, trade	1,491.4	1,355.8
Contract liabilities	1,513.4	1,485.8
Accrued payroll	210.5	187.8
Derivative financial instruments (Note 17)	123.1	179.9
Income taxes payable	149.8	146.8
Measurements Solutions business classified as liabilities held for sale (Note 3)	—	64.3
Other current liabilities (Note 9)	545.5	748.0
Total current liabilities	4,561.9	4,468.6
Long-term debt, less current portion (Note 12)	656.3	913.5
Operating lease liabilities, less current portion	700.1	667.1
Financing lease liabilities, less current portion	59.0	88.4
Deferred income taxes	77.7	92.2
Accrued pension and other post-retirement benefits, less current portion	63.0	84.4
Derivative financial instruments (Note 17)	169.5	24.8
Other liabilities	134.1	145.5
Total liabilities	6,421.6	6,484.5
Commitments and contingent liabilities (Note 15)
Stockholders’ equity (Note 13)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2024 and 2023; 425.4 shares and 432.9 shares issued and outstanding in 2024 and 2023, respectively	425.4	432.9
Capital in excess of par value of ordinary shares	8,688.6	8,938.9
Accumulated deficit	(4,492.7)	(4,993.1)
Accumulated other comprehensive loss	(1,362.1)	(1,242.0)
Total TechnipFMC plc stockholders’ equity	3,259.2	3,136.7
Non-controlling interests	40.0	35.4
Total equity	3,299.2	3,172.1
Total liabilities and equity	$9,720.8	$9,656.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash provided (required) by operating activities
Net income	$625.6	$5.2
Adjustments to reconcile income to cash provided (required) by operating activities
Depreciation and amortization	285.6	283.3
Deferred income tax benefit	(60.7)	(22.9)
Income from equity affiliates, net of dividends received	(11.9)	(35.9)
Gain on disposal of Measurement Solutions business	(75.2)	—
Other non-cash items, net	30.2	55.0
Changes in operating assets and liabilities, net of effects of acquisitions
Trade receivables, net and Contract assets, net	(274.3)	(587.6)
Inventories, net	(68.3)	(112.9)
Accounts payable, trade	123.9	275.7
Contract liabilities	33.4	89.4
Income taxes payable, net	(19.0)	46.0
Other current assets and liabilities, net	(283.8)	42.7
Other non-current assets and liabilities, net	76.6	(46.1)
Cash provided (required) by operating activities	382.1	(8.1)

Cash provided (required) by investing activities
Capital expenditures	(155.4)	(153.7)
Proceeds from sales of assets	5.5	75.3
Proceeds from sale of Measurement Solutions business	186.1	—
Other investing activities	0.5	14.9
Cash provided (required) by investing activities	36.7	(63.5)

Cash required by financing activities
Net decrease in short-term debt	(91.7)	(38.2)
Share repurchases	(330.1)	(150.1)
Dividends paid	(64.7)	(21.8)
Payments related to taxes withheld on share-based compensation	(49.7)	(17.2)
Proceeds from exercise of stock options	30.9	—
Other financing activities	(17.2)	(49.4)
Cash required by financing activities	(522.5)	(276.7)
Effect of changes in foreign exchange rates on cash and cash equivalents	(10.5)	(17.9)
Change in cash and cash equivalents	(114.2)	(366.2)
Cash and cash equivalents, beginning of period	951.7	1,057.1
Cash and cash equivalents, end of period	$837.5	$690.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2024	$428.5	$8,708.8	$(4,726.6)	$(1,438.3)	$37.2	$3,009.6
Net income	—	—	274.6	—	3.8	278.4
Other comprehensive income (loss)	—	—	—	76.2	(0.2)	76.0
Share-based compensation	—	13.9	—	—	—	13.9
Shares repurchased and cancelled	(2.9)	(61.7)	(15.3)	—	—	(79.9)
Proceeds from exercise of stock options	(0.2)	27.9	—	—	—	27.7
Dividends declared and paid	—	—	(21.5)	—	—	(21.5)
Other	—	(0.3)	(3.9)	—	(0.8)	(5.0)
Balance as of September 30, 2024	$425.4	$8,688.6	$(4,492.7)	$(1,362.1)	$40.0	$3,299.2

Balance as of June 30, 2023	$438.1	$9,018.1	$(5,096.4)	$(1,260.2)	$31.6	$3,131.2
Net income	—	—	90.0	—	3.7	93.7
Other comprehensive income (loss)	—	—	—	(61.5)	7.0	(54.5)
Issuance of ordinary shares, net of shares withheld for tax	0.1	0.1	—	—	—	0.2
Share-based compensation	—	9.1	—	—	—	9.1
Shares repurchased and cancelled	(2.7)	(47.4)	—	—	—	(50.1)
Dividends declared and paid	—	—	(21.8)	—	—	(21.8)
Other	—	—	2.7	—	(0.5)	2.2
Balance as of September 30, 2023	$435.5	$8,979.9	$(5,025.5)	$(1,321.7)	$41.8	$3,110.0

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2023	$432.9	$8,938.9	$(4,993.1)	$(1,242.0)	$35.4	$3,172.1
Net income	—	—	618.2	—	7.4	625.6
Other comprehensive income (loss)	—	—	—	(120.1)	(0.2)	(120.3)
Issuance of ordinary shares, net of shares withheld for tax	4.3	(54.0)	—	—	—	(49.7)
Share-based compensation	—	45.1	—	—	—	45.1
Shares repurchased and cancelled	(13.1)	(270.7)	(46.3)	—	—	(330.1)
Proceeds from exercise of stock options	1.3	29.6	—	—	—	30.9
Dividends declared and paid	—	—	(64.7)	—	(1.9)	(66.6)
Other	—	(0.3)	(6.8)	—	(0.7)	(7.8)
Balance as of September 30, 2024	$425.4	$8,688.6	$(4,492.7)	$(1,362.1)	$40.0	$3,299.2

Balance as of December 31, 2022	$442.2	$9,109.7	$(5,010.0)	$(1,301.7)	$36.5	$3,276.7
Net income	—	—	3.2	—	2.0	5.2
Other comprehensive income (loss)	—	—	—	(20.0)	3.8	(16.2)
Issuance of ordinary shares, net of shares withheld for tax	2.9	(20.0)	—	—	—	(17.1)
Share-based compensation	—	30.7	—	—	—	30.7
Shares repurchased and cancelled	(9.6)	(140.5)	—	—	—	(150.1)
Dividends declared and paid	—	—	(21.8)	—	—	(21.8)
Other	—	—	3.1	—	(0.5)	2.6
Balance as of September 30, 2023	$435.5	$8,979.9	$(5,025.5)	$(1,321.7)	$41.8	$3,110.0

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
We assessed ASUs and disclosure requirements not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

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
The following tables present total revenue by geography for each reportable segment for the three and nine months ended September 30, 2024 and 2023:

	Reportable Segments
	Three Months Ended
	September 30, 2024		September 30, 2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$761.2	$28.8	$653.1	$29.8
Europe and Central Asia	546.9	31.5	520.0	54.8
North America	237.9	114.8	269.2	137.5
Africa	274.9	8.3	187.6	15.2
Asia Pacific	204.9	23.2	77.1	23.5
Middle East	2.3	113.7	1.3	87.8
Total revenue	$2,028.1	$320.3	$1,708.3	$348.6

	Reportable segments
	Nine Months Ended
	September 30, 2024		September 30, 2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$2,021.6	$82.4	$1,652.4	$90.5
Europe and Central Asia	1,532.1	95.7	1,419.0	150.0
North America	1,004.1	363.6	771.3	433.8
Africa	791.6	36.0	614.2	35.9
Asia Pacific	419.8	66.8	208.8	58.9
Middle East	2.8	299.5	48.6	263.1
Total revenue	$5,772.0	$944.0	$4,714.3	$1,032.2
The following tables present total revenue by contract type for each reportable segment for the three and nine months ended September 30, 2024 and 2023:

	Reportable Segments
	Three Months Ended
	September 30, 2024		September 30, 2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,438.3	$53.4	$1,126.0	$54.7
Products	574.2	219.3	542.6	250.5
Lease	15.6	47.6	39.7	43.4
Total revenue	$2,028.1	$320.3	$1,708.3	$348.6

	Reportable segments
	Nine Months Ended
	September 30, 2024		September 30, 2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$3,911.1	$152.1	$2,937.5	$160.7
Products	1,807.5	660.1	1,711.7	735.3
Lease	53.4	131.8	65.1	136.2
Total revenue	$5,772.0	$944.0	$4,714.3	$1,032.2
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.

The following table provides information about net contract assets (liabilities) as of September 30, 2024 and December 31, 2023:

(In millions)	September 30, 2024	December 31, 2023
Contract assets	$1,140.8	$1,010.1
Contract liabilities	(1,513.4)	(1,485.8)
Net contract liabilities	$(372.6)	$(475.7)
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended September 30, 2024 and 2023 that was included in the contract liabilities balance as of December 31, 2023 and 2022 was $144.1 million and $90.3 million, respectively, and $992.3 million and $592.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Net revenue recognized from our performance obligations satisfied or partially satisfied in previous periods had a favorable and unfavorable impact of $1.2 million and $8.8 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023 we had a favorable and unfavorable impact of $18.0 million and $12.5 million, respectively.
For the three months ended September 30, 2024, there were no projects with individually material impacts. Certain projects were materially and favorably impacted for the nine months ended September 30, 2024, by $90.7 million, as a result of improved performance in the delivery and was offset by individually immaterial projects with net negative impacts of $72.7 million. For the three and nine months ended September 30, 2023, there were no projects with individually material impacts.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration, and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of September 30, 2024, the aggregate amount of the transaction price allocated to order backlog was $14.7 billion. TechnipFMC expects to recognize revenue on approximately 12.1 percent of the order backlog through 2024 and 87.9 percent thereafter.
The following table details the order backlog for each business segment as of September 30, 2024:

(In millions)	2024	2025	Thereafter
Subsea	$1,547.1	$5,479.9	$6,705.1
Surface Technologies	230.2	370.0	366.6
Total order backlog	$1,777.3	$5,849.9	$7,071.7
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
Segment revenue and segment operating profit were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Segment revenue
Subsea	$2,028.1	$1,708.3	$5,772.0	$4,714.3
Surface Technologies	320.3	348.6	944.0	1,032.2
Total segment revenue	$2,348.4	$2,056.9	$6,716.0	$5,746.5

Segment operating profit
Subsea	$288.8	$177.7	$723.1	$397.9
Surface Technologies(a)	33.7	33.3	167.7	81.4
Total segment operating profit	$322.5	$211.0	$890.8	$479.3

Corporate items
Corporate expense(b)	$(31.1)	$(24.7)	$(87.0)	$(205.6)
Net interest expense	(15.9)	(26.7)	(50.0)	(75.7)
Foreign exchange losses	(3.1)	(46.4)	(25.3)	(92.6)
Total corporate items	$(50.1)	$(97.8)	$(162.3)	$(373.9)
Income before income taxes(c)	$272.4	$113.2	$728.5	$105.4
(a)Includes the gain on disposal of MSB for the nine months ended September 30, 2024, see Note 3 for additional details.
(b)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits. For the nine months ended September 30, 2023, corporate expense includes a non-recurring legal settlement charge of $126.5 million.
(c)Includes amounts attributable to non-controlling interests.

NOTE 6. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income attributable to TechnipFMC plc	$274.6	$90.0	$618.2	$3.2

Weighted average number of shares outstanding	428.3	436.9	430.7	439.7
Dilutive effect of restricted stock units	4.2	5.3	4.4	5.6
Dilutive effect of stock options	0.3	—	0.2	—
Dilutive effect of performance shares	6.0	8.1	6.6	7.6
Total shares and dilutive securities	438.8	450.3	441.9	452.9

Basic and diluted earnings per share attributable to TechnipFMC plc:
Earnings per share attributable to TechnipFMC plc
Basic	$0.64	$0.21	$1.44	$0.01
Diluted	$0.63	$0.20	$1.40	$0.01
For the three months ended September 30, 2023 and the nine months ended September 30, 2024 and 2023, weighted average shares of 0.8 million, 0.1 million and 1.4 million shares, respectively, were excluded from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive.
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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	September 30, 2024			December 31, 2023
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating Aa3 - Ba2	2020-2023	$139.3	Moody’s rating A3 -Ba2	2020-2023	$138.1
Debt securities at amortized cost			—	Moody’s rating B3	2021	1.4
Total financial assets			$139.3			$139.5
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

The table below shows the roll forward of allowance for credit losses as of September 30, 2024 and 2023, respectively.

	Balance as of September 30, 2024
(In millions)	Trade receivables	Contract assets	Loan receivables and other
Allowance for credit losses at December 31, 2023	$34.4	$1.4	$2.3
Current period provision (release) for expected credit losses	25.4	(0.1)	7.3
Recoveries	(0.2)	—	—
Allowance for credit losses at September 30, 2024	$59.6	$1.3	$9.6

	Balance as of September 30, 2023
(In millions)	Trade receivables	Contract assets	Loans receivable and other
Allowance for credit losses at December 31, 2022	$34.1	$1.1	$0.5
Current period provision (release) for expected credit losses	2.1	0.5	(0.1)
Recoveries	(0.5)	—	—
Allowance for credit losses at September 30, 2023	$35.7	$1.6	$0.4
Trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.
NOTE 8. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Raw materials	$420.4	$401.3
Work in process	194.5	148.2
Finished goods	527.5	550.8
Inventories, net	$1,142.4	$1,100.3
NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Value-added tax receivables	$163.9	$196.0
Prepaid expenses	102.3	83.5
Withholding tax and other receivables	80.5	96.8
Current financial assets at amortized cost	25.3	9.1
Other	38.0	28.6
Total other current assets	$410.0	$414.0

Other current liabilities consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Compensation accrual	$119.0	$136.2
Social security liability	77.9	81.9
Warranty accruals and project contingencies	63.3	60.9
Value-added tax and other taxes payable	60.0	78.5
Legal provisions	58.9	57.7
Other provisions	13.3	16.2
Current portion of accrued pension and other post-retirement benefits	4.6	4.4
Legal settlement liability(a)	—	171.1
Other accrued liabilities	148.5	141.1
Total other current liabilities	$545.5	$748.0
(a)    See Note 15 for additional details.
NOTE 10. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three and nine months ended September 30, 2024, our income from equity affiliates was $8.4 million and $12.4 million, respectively. Our income from equity affiliates during the three and nine months ended September 30, 2023 was $20.6 million and $35.9 million, respectively.
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
In June 2023, Dofcon Brasil AS declared a $170.0 million dividend to its joint venture partners. The dividend receivable was recorded within other current assets on our consolidated balance sheets until December 2023 when the joint venture partners agreed and signed the agreement to convert their outstanding dividend receivable into a long-term loan receivable from Dofcon. As a result of this conversion, we converted our 50 percent share of this dividend receivable into a long-term loan receivable that has a due date of June 26, 2028 and is included in other assets on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
Dofcon Navegacao Ltda. and Techdof Brasil AS have debts related to loans on their vessels. TechnipFMC and DOF provide guarantees for the debts and our share of the guarantees was $336.5 million as of September 30, 2024.
TechDof Brasil AS owns and operates the Skandi Buzios vessel. During June 2023, a fire occurred onboard the vessel alongside Porto do Açu in Brazil. Repairs on the vessel have been completed, and the vessel was returned to service in the third quarter of 2024. We did not record an impairment on the carrying value of our investment as we did not note any impairment indicators from the incident.

NOTE 11. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, were not material as of and for the three and nine months ended September 30, 2024 and the comparable periods of the prior year. Related parties are defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures.
Loan receivables as of September 30, 2024 and December 31, 2023 include $85.0 million to Dofcon, for which interest income of $1.9 million and $5.4 million, respectively, has been recorded during the three and nine months ended September 30, 2024 and nil for the three and nine months ended September 30, 2023.
NOTE 12. DEBT
Overview
Debt consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
5.75% 2020 Private Placement Notes due 2025	$224.0	$221.0
6.50% Senior notes due 2026	202.9	202.9
4.00% 2012 Private Placement Notes due 2027	84.0	82.9
4.00% 2012 Private Placement Notes due 2032	112.0	110.5
3.75% 2013 Private Placement Notes due 2033	112.0	110.5
Bank borrowings and other	238.5	347.6
Unamortized debt issuance costs and discounts	(6.7)	(8.1)
Total debt	$966.7	$1,067.3
Less: current borrowings	310.4	153.8
Long-term debt	$656.3	$913.5
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
Availability of borrowings under the Credit Agreement is reduced by the outstanding letters of credit issued against the facility. As of September 30, 2024, there were no letters of credit outstanding, and our availability under the Credit Agreement was $1.25 billion.

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
After the recent upgrade to Baa3/BBB- by two out of three rating agencies, the rate for Term Benchmark (as defined in the Credit Agreement) loans is 1.50 percent and the rate for base rate loans is 0.50 percent effective from June 28, 2024. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions, and financial covenants.
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
2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50 percent senior notes due 2026 (the “2021 Notes”). The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore, and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in long-term debt in our condensed consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method. The outstanding balance of the 2021 Notes as of September 30, 2024 is $202.9 million.
As of September 30, 2024, TechnipFMC was in compliance with all debt covenants.
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

NOTE 13. STOCKHOLDERS’ EQUITY
On July 26, 2023, the Company announced that its Board of Directors authorized the initiation of a quarterly cash dividend of $0.05 per share. The Company intends to pay dividends on a quarterly basis, and this dividend represents $0.20 per share on an annualized basis. The cash dividend paid during the three and nine months ended September 30, 2024 was $21.5 million and $64.7 million, respectively.
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
In July 2022, the Board of Directors authorized the repurchase of up to $400.0 million of our outstanding ordinary shares under our share repurchase program. On July 26, 2023, the Board of Directors authorized additional share repurchase of up to $400.0 million, and the Company’s total share repurchase authorization was increased to $800.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $80.0 million and $330.1 million, respectively, of ordinary shares during the three and nine months ended September 30, 2024.
Based upon the remaining repurchase authority of $164.6 million and the closing stock price as of September 30, 2024, approximately 6.3 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $635.4 million of ordinary shares through September 30, 2024. All repurchased shares were immediately cancelled.

Accumulated other comprehensive income (loss) for three and nine months ended September 30, 2024 and 2023 consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
June 30, 2024	$(1,262.1)	$(41.0)	$(135.2)	$(1,438.3)	$(6.2)
Other comprehensive income (loss) before reclassifications, net of tax	46.9	41.0	(7.0)	80.9	—
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	—	(5.9)	1.2	(4.7)	—
Other comprehensive income (loss), net of tax	46.9	35.1	(5.8)	76.2	—
September 30, 2024	$(1,215.2)	$(5.9)	$(141.0)	$(1,362.1)	$(6.2)

June 30, 2023	$(1,124.6)	$(33.4)	$(102.2)	$(1,260.2)	$(13.0)
Other comprehensive income (loss) before reclassifications, net of tax	(57.6)	5.7	0.5	(51.4)	7.0
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	(12.4)	2.3	(10.1)	—
Other comprehensive income (loss), net of tax	(57.6)	(6.7)	2.8	(61.5)	7.0
September 30, 2023	$(1,182.2)	$(40.1)	$(99.4)	$(1,321.7)	$(6.0)

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2023	$(1,120.5)	$20.9	$(142.4)	$(1,242.0)	$(6.0)
Other comprehensive loss before reclassifications, net of tax	(105.2)	(14.1)	(3.7)	(123.0)	(0.2)
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	10.5	(12.7)	5.1	2.9	—
Other comprehensive income (loss), net of tax	(94.7)	(26.8)	1.4	(120.1)	(0.2)
September 30, 2024	$(1,215.2)	$(5.9)	$(141.0)	$(1,362.1)	$(6.2)

December 31, 2022	$(1,177.7)	$(17.1)	$(106.9)	$(1,301.7)	$(9.8)
Other comprehensive income (loss) before reclassifications, net of tax	(4.4)	(19.2)	0.7	(22.9)	3.8
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	(0.1)	(3.8)	6.8	2.9	—
Other comprehensive income (loss), net of tax	(4.5)	(23.0)	7.5	(20.0)	3.8
September 30, 2023	$(1,182.2)	$(40.1)	$(99.4)	$(1,321.7)	$(6.0)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Income
Release of CTA income (loss)	0.0	—	(10.5)	0.1	Other income (expense), net
	$—	$—	$(10.5)	$0.1	Net income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(6.6)	$(0.5)	$(8.3)	$(9.0)	Revenue
	10.6	21.7	13.5	22.4	Cost of sales
	4.2	(2.2)	12.7	(6.7)	Other income (expense), net
	8.2	19.0	17.9	6.7	Income before income taxes
	2.3	6.6	5.2	2.9	Provision for income taxes
	$5.9	$12.4	$12.7	$3.8	Net income
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Other income (expense), net(a)
Amortization of net actuarial loss	(4.1)	(2.7)	(9.2)	(5.1)	Other income (expense), net(a)
Reclassification adjustment for net gain included in net income	—	—	2.3	—	Other income (expense), net(a)
	(4.2)	(2.8)	(7.1)	(5.3)	Loss before income taxes
	(3.0)	(0.5)	(2.0)	1.5	Provision (benefit) for income taxes
	$(1.2)	$(2.3)	$(5.1)	$(6.8)	Net loss
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
NOTE 14. SUPPLIER FINANCE PROGRAM OBLIGATIONS
We facilitate a supply chain finance program (“SCF”) that is administered by a third-party financial institution, which allows qualifying suppliers to sell their receivables from the Company to the SCF bank. These participating suppliers negotiate their outstanding receivable(s) directly with the SCF bank. We are not a party to those agreements, and the terms of our payment obligations are not impacted by a supplier’s participation in the SCF. We agree to pay the SCF bank based on the original invoice amounts and maturity dates as consistent with our accounts payables.
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, trade in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. As of September 30, 2024 and December 31, 2023, the amounts due to suppliers participating in the SCF were $103.5 million and $132.9 million, respectively.
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

Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Financial guarantees(a)	$137.7	$231.9
Performance guarantees(b)	1,837.9	1,821.7
Maximum potential undiscounted payments	$1,975.6	$2,053.6
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
Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three months ended June 30, 2023, we recorded an incremental liability of $126.5 million. After making all scheduled installment payments of €24.7 million, €51.6 million, €51.6 million, and €51.6 million on July 13, 2023, January 15, 2024, April 8, 2024, and July 10, 2024, respectively, we have no further outstanding balance as of September 30, 2024.
TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
All obligations to PNF related to the enforcement matters in Equatorial Guinea, Ghana, and Angola have been completed and the Company has been unconditionally released by PNF.

Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of September 30, 2024 and December 31, 2023, and that the ultimate resolution of such matters will not materially affect our condensed consolidated financial position, results of operations, or cash flows.

NOTE 16. INCOME TAXES
Our provision (benefit) for income taxes for the three months ended September 30, 2024 and 2023 reflected effective tax rates of (2.2) percent and 17.2 percent, respectively, and for the nine months ended September 30, 2024 and 2023, 14.1 percent and 95.1 percent, respectively, The change in the effective tax rate was largely due to the release of a valuation allowance in the United States with a positive net tax discrete benefit of $60.6 million, the change in geographical profit mix year-over-year and tax adjustments related to the reassessment of prior year tax accruals. During the third quarter of 2024, the Company determined it was more likely than not the Company would be able to realize the benefit of a portion of the deferred tax assets in the United States, resulting in a partial release of the valuation allowance. In reaching this determination, the Company considered the growing trend of profitability over the last three years in the United States, as well as expectations regarding the generation of future taxable income and the sources of future taxable income.

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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of September 30, 2024, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	312.7	216.5
Brazilian real	1,274.2	233.9
British pound	12.4	16.6
Canadian dollar	29.3	21.7
Euro	930.2	1,041.6
Indonesian rupiah	(552,548.4)	(36.5)
Malaysian ringgit	134.7	32.7
Norwegian krone	3,265.5	310.7
Singapore dollar	77.1	60.2
Czech koruna	264.9	11.8
Swedish krona	47.5	4.7
Polish zloty	62.1	16.2
U.S. dollar	(1,914.2)	(1,914.2)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of September 30, 2024, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	20.8	3.8
Euro	(6.1)	(6.8)
Norwegian krone	(4.9)	(0.5)
U.S. dollar	3.2	3.2
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
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	September 30, 2024		December 31, 2023
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$139.2	$99.9	$183.5	$167.9
Long-term - Derivative financial instruments	143.5	169.4	30.4	24.8
Total derivatives designated as hedging instruments	282.7	269.3	213.9	192.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$17.8	$23.2	$(0.1)	$12.0
Long-term - Derivative financial instruments	—	0.1	—	—
Total derivatives not designated as hedging instruments	17.8	23.3	(0.1)	12.0
Total derivatives	$300.5	$292.6	$213.8	$204.7
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive gains (losses) of $(7.4) million and $19.5 million, respectively, as of September 30, 2024 and December 31, 2023. We expect to transfer an approximate $21.7 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2027.
The following table presents the gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Foreign exchange contracts	$46.3	$1.4	$(24.2)	$(16.3)

The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

(In millions)	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(6.6)	$10.6	$4.2	$(0.6)	$21.7	$(1.6)
Amounts excluded from effectiveness testing	9.5	(1.4)	0.2	6.5	(6.8)	(8.5)
Total cash flow hedge gain (loss) recognized in income	2.9	9.2	4.4	5.9	14.9	(10.1)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(1.3)	0.3	7.2	—	(0.5)	(29.6)
Total(a)	$1.6	$9.5	$11.6	$5.9	$14.4	$(39.7)

(In millions)	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(8.3)	$13.5	$12.7	$(9.0)	$22.4	$(6.0)
Amounts excluded from effectiveness testing	22.3	(13.1)	14.2	15.1	(27.4)	69.8
Total cash flow hedge gain (loss) recognized in income	14.0	0.4	26.9	6.1	(5.0)	63.8

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.7)	0.3	(22.4)	(0.1)	(0.8)	(33.1)
Total(a)	$13.3	$0.7	$4.5	$6.0	$(5.8)	$30.7
(a) The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for the three and nine months ended September 30, 2024 and 2023.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually, and assets and liabilities are not offset. As of September 30, 2024 and December 31, 2023, we had no collateralized derivative contracts. The following tables present both gross and net information of recognized derivative instruments:

	September 30, 2024			December 31, 2023
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$300.5	$(157.9)	$142.6	$213.8	$(103.4)	$110.4
Derivative liabilities	$292.6	$(157.9)	$134.7	$204.7	$(103.4)	$101.3

NOTE 18. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2024				December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	$27.0	$27.0	$—	$—	$24.3	$24.3	$—	$—
Money market and stable value funds	2.7	—	2.3	—	2.1	—	1.7	—
Derivative financial instruments
Foreign exchange contracts	300.5	—	300.5	—	213.8	—	213.8	—
Total assets	$330.2	$27.0	$302.8	$—	$240.2	$24.3	$215.5	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	292.6	—	292.6	—	204.7	—	204.7	—
Total liabilities	$292.6	$—	$292.6	$—	$204.7	$—	$204.7	$—
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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $693.9 million and $683.4 million as of September 30, 2024 and December 31, 2023, respectively.
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
NOTE 19. SUBSEQUENT EVENTS
On October 23, 2024, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on December 4, 2024 to shareholders of record as of the close of business on the New York Stock Exchange on November 19, 2024. The ex-dividend date is November 19, 2024.
The Board of Directors also authorized additional share repurchase of up to $1.0 billion. Together with the existing program, the Company’s remaining authorization allows for repurchases up to $1.2 billion, representing more than 10% of the Company’s outstanding shares as of October 23, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook - The global economy remains resilient despite prevailing headwinds. Some central banks have lowered interest rates in response to softening inflation, but they remain diligent in their efforts to balance price stability with economic growth. These factors are expected to support sustained growth in energy demand.
Conflicts in Ukraine and the Middle East have further highlighted the need for greater energy security across the globe. As a result, the energy industry has accelerated its efforts to address the essential need for hydrocarbons today to ensure the continuity of affordable energy while also playing an essential role in the energy transition.
The price of oil has been supported by regional geopolitical tensions and more disciplined capital spend spending within the industry, particularly among OPEC+ countries. These nations are prioritizing production levels that foster both economic growth and energy investment, as evident by OPEC maintaining voluntary reductions to existing production into 2025. Additionally, a prolonged period of underinvestment has also contributed to a supply deficit, requiring increased upstream spending and reinforcing a positive long-term outlook for oil and natural gas prices.
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
Client discussions remain focused on project activity that extends beyond 2025 as they look to secure capacity for future phases of their offshore developments towards the end of the decade. There is also momentum in new offshore frontiers, which are likely to yield additional inbound well beyond the orders we are discussing today.
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
Our leadership in subsea processing, technology innovation, and integrated solutions was recognized at the beginning of the year with the award of the Mero 3 HISEP® project, which is the first iEPCI™ (“iEPCI”) contract ever awarded by Petrobras. The significance of this project for the subsea industry cannot be overstated. This will be the first project to use subsea processing to capture CO2 rich dense gases directly from the well stream for injection back into the reservoir, with all of the infrastructure residing on the seafloor.
In addition to reducing greenhouse gas emission intensity, HISEP® technologies will increase production capacity by debottlenecking the gas processing plant that currently resides on the floating production storage and offloading unit (“FPSO”). By moving the gas processing entirely to the seafloor, future FPSO and topside designs can be further simplified, driving significant improvement in project economics. With the award of the Mero 3 HISEP® project, our New Energy business has now achieved more than $1 billion of inbound orders - nearly two years earlier than previously anticipated.
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
As the subsea industry continues to evolve, we are driving simplification, standardization, and industrialization to reduce cycle times and further reduce costs. An example of this is Subsea 2.0®, our pre-engineered configurable product offering. This technology provides simplification of unique project requirements by leveraging a configure-to-order (“CTO”) model that further improves the economics of our customers’ projects while driving greater efficiencies for TechnipFMC.
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
Given the significant improvement in project economics, many offshore discoveries can be developed economically well below today’s oil prices. We believe these changes are fundamental and sustainable, as a result of new business models and technology pioneered by our company.
There is also exploration activity occurring in new offshore frontiers. In Suriname, five major discoveries have been made through the successful appraisal of multiple blocks, with confirmed combined recoverable resources of approximately 700 million barrels of oil. In October, TotalEnergies and partners reached a final investment decision for the first oil development in Block 58. In Namibia, there has also been a major discovery with multiple operators beginning their drilling campaigns. We believe additional countries will become producers of deepwater resources during this decade.
Offshore development is likely to remain a significant part of many of our customers’ portfolios. We estimate over 35 MMBD of new oil production will be required by 2040 to meet future energy demand, including approximately 10 MMBD of new deepwater production.
Our Subsea inbound orders grew to $9.7 billion in 2023, an increase of 45 percent versus the prior year. The robust inbound benefited from a record level of iEPCI projects, and when including all other direct awards and Subsea Services, the combination represented more than 70 percent of total segment orders. The strong order activity has continued, with $7.7 billion of orders in the current year increasing backlog to $13.7 billion as of September 30, 2024 - a record level for TechnipFMC. We are well positioned for Subsea inbound to approach $10 billion for the full year, giving us confidence in achieving $30 billion in Subsea orders over the three-year period ending 2025.
Surface Technologies - International markets comprise a significant portion of segment revenue, representing over 60 percent of the total in the first nine months of the year. We continue to benefit from our exposure to the North Sea, Asia Pacific, and the Middle East. TechnipFMC’s unique capabilities in these markets, which demand higher specification equipment, global services, and local content, provide a platform for us to extend our leadership positions.
Drilling activity in international markets is less cyclical than in North America, as most activities are undertaken by national oil companies that tend to maintain a longer-term view that exhibits less variability in capital spend. This trend is most evident in the Middle East where we expect to continue benefiting from our exposure to the region, particularly in the United Arab Emirates and Saudi Arabia, driven by our clients’ continued investment in long-term production growth. The completion of our new, state-of-the-art facility in Saudi Arabia and the qualification of our product portfolio are favorably impacting our company today and represent a differentiated growth opportunity for TechnipFMC.
The shift to renewable energy resources will take time. During this transition, we believe that natural gas will provide a bridge between current conventional energy supply and future renewable energy supply. The transition is expected to drive growth in the surface market, led by large natural gas projects in the Middle East. We also expect

North America to play an important role in meeting increased natural gas demand, due in part to sanctions placed upon Russian supply.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Three Months Ended
	September 30,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$2,348.4	$2,056.9	$291.5	14.2

Costs and expenses
Cost of sales	1,854.6	1,690.5	164.1	9.7
Selling, general and administrative expense	187.4	183.8	3.6	2.0
Research and development expense	15.4	17.5	(2.1)	(12.0)
Restructuring, impairment and other charges	3.8	4.3	(0.5)	(11.6)
Total costs and expenses	2,061.2	1,896.1	165.1	8.7

Other expense, net	(7.3)	(41.5)	34.2	82.4
Income from equity affiliates	8.4	20.6	(12.2)	(59.2)
Net interest expense	(15.9)	(26.7)	10.8	40.4
Income before income taxes	272.4	113.2	159.2	140.6
Provision (benefit) for income taxes	(6.0)	19.5	(25.5)	(130.8)
Net income	278.4	93.7	184.7	197.1
(Income) attributable to non-controlling interests	(3.8)	(3.7)	(0.1)	(2.7)
Net Income attributable to TechnipFMC plc	$274.6	$90.0	$184.6	205.1
Revenue
Revenue increased $291.5 million during the three months ended September 30, 2024, compared to the same period in 2023. Subsea revenue increased by $319.8 million, primarily driven by a 49.6 percent higher backlog as of December 31, 2023, when compared to December 31, 2022, which resulted in increased revenue from higher iEPCI, supply of flexible pipe and installation activities particularly in the United Kingdom, Australia, Angola, and Guyana. Surface Technologies revenue decreased by $28.3 million, compared to the same period in 2023, primarily due to lower drilling and completion activity in Europe, North America and the sale of MSB during the three months ended March 31, 2024 by $52.2 million. This decrease was partially offset by $23.9 million of revenue growth from higher equipment delivery across the rest of the world, with the majority of the increase occurring in the Middle East.
Gross Profit
Gross profit increased to $493.8 million during the three months ended September 30, 2024, compared to $366.9 million in the prior year period. Subsea gross profit increased year-over-year by $124.6 million, of which $55.7 million was due to volume increase and $68.9 million due to favorable activity mix. Surface Technologies gross profit decreased year-over-year by $0.6 million, primarily due to lower drilling and completion activity in Europe, North America and the sale of MSB in the three months ended March 31, 2024 resulting in a decrease of $11.7 million, partially offset by $6.9 million of higher profitability from continued growth in the Middle East and an additional $4.2 million increase from other operating locations such as Asia Pacific and Latin America.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $3.6 million year-over-year, driven by higher employee costs in support of increased business activities.

Other Expense, Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and non-operating gains and losses. The $34.2 million year-over-year decrease in net expense was driven by the decrease in foreign currency loss of $43.3 million, primarily related to the net impact of hedging positions year-over-year. This decrease was partially offset by a net decrease in miscellaneous other net non-operating charges.
Income from Equity Affiliates
For the three months ended September 30, 2024 and 2023, we recorded income from equity method affiliates of $8.4 million and $20.6 million, respectively. The year-over-year decline was driven by a decrease in operational activity of our joint ventures.
Net Interest Expense
Net interest expense of $15.9 million decreased by $10.8 million in the three months ended September 30, 2024, compared to the same period in 2023, primarily due to the net decrease in outstanding debt.
Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2024 and 2023 reflected effective tax rates of (2.2) percent and 17.2 percent, respectively. The change in the effective tax rate was largely due to the release of a valuation allowance in the United States with a positive net tax discrete benefit of $60.6 million, the change in geographical profit mix year-over-year and tax adjustments related to the reassessment of prior year tax accruals. During the third quarter of 2024, the Company determined it was more likely than not the Company would be able to realize the benefit of a portion of the deferred tax assets in the United States, resulting in a partial release of the valuation allowance.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than those of the United Kingdom.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$6,716.0	$5,746.5	$969.5	16.9

Costs and expenses
Cost of sales	5,379.9	4,828.8	551.1	11.4
Selling, general and administrative expense	522.1	487.7	34.4	7.1
Research and development expense	48.2	49.7	(1.5)	(3.0)
Restructuring, impairment and other charges	11.2	10.0	1.2	12.0
Total costs and expenses	5,961.4	5,376.2	585.2	10.9

Other expense, net	(63.7)	(225.1)	161.4	71.7
Gain on disposal of Measurement Solutions business	75.2	—	75.2	—
Income from equity affiliates	12.4	35.9	(23.5)	(65.5)
Net interest expense	(50.0)	(75.7)	25.7	33.9
Income before income taxes	728.5	105.4	623.1	591.2
Provision for income taxes	102.9	100.2	2.7	2.7
Net income	625.6	5.2	620.4	11,930.8
(Income) attributable to non-controlling interests	(7.4)	(2.0)	(5.4)	(270.0)
Net income attributable to TechnipFMC plc	$618.2	$3.2	$615.0	19,218.8
Revenue
Revenue increased by $969.5 million during the nine months ended September 30, 2024, compared to the same period in 2023. Subsea revenue increased by $1,057.7 million, driven by conversion of increased backlog, which was 49.6 percent higher as of December 31, 2023, when compared to December 31, 2022, and resulted in increased revenue from higher installation, iEPCI, supply of flexible pipe and services activities particularly in Angola, the United States, Guyana, Australia, Brazil and the United Kingdom. Surface Technologies revenue decreased by $88.2 million, compared to the same period in 2023. The decline was primarily due to lower drilling and completion activity in Europe, North America and the sale of MSB during the three months ended March 31, 2024, which collectively decreased revenues by $139.6 million. This decrease was partially offset by a $51.4 million of revenue growth from higher equipment delivery across the rest of the world, with the majority of the increase occurring in the Middle East.
Gross Profit
Gross profit increased to $1,336.1 million in 2024 compared to $920.5 million in 2023. Subsea gross profit increased year-over-year by $403.1 million, of which $183.0 million was due to volume increase and $220.1 million due to favorable activity mix. Surface Technologies gross profit decreased by $3.5 million compared to the same period in 2023, primarily due to lower drilling and completion activity in Europe, North America and the sale of MSB in the three months ended March 31, 2024 resulting in a decrease of $33.6 million, partially offset by $30.1 million of higher profitability from growth and higher operational leverage and efficiency across international markets such as Middle East, Asia Pacific, and Latin America.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $34.4 million during the nine months ended September 30, 2024, compared to the same period in 2023, driven by higher employee costs in support of increased business activities.

Other Expense, Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and non-operating gains and losses. The net decrease in expense of $161.4 million was driven by the $126.5 million non-recurring legal settlement charge recognized during the nine months ended September 30, 2023. Foreign currency loss decreased by $67.3 million, due to exposures to certain currencies with limited derivative hedging markets such as Angolan kwanza and the net impact of hedging positions during the nine months ended September 30, 2023. These decreases are partially offset by a net increase in miscellaneous other non-operating charges.
Gain on disposal of Measurement Solutions business
For the nine months ended September 30, 2024, we recognized a gain of $75.2 million from the sale of equity interests and assets of MSB.
Income from Equity Affiliates
For the nine months ended September 30, 2024 and 2023, we recorded income from equity method affiliates of $12.4 million and $35.9 million, respectively. The year-over-year decline was driven by a decrease in operational activity of our joint ventures.
Net Interest Expense
Net interest expense of $50.0 million decreased by $25.7 million in the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to a net reduction in outstanding debt and higher interest income.
Provision for Income Taxes
Our provision for income taxes for the nine months ended September 30, 2024 and 2023 reflected effective tax rates of 14.1 percent and 95.1 percent, respectively. The change in the effective tax rate was largely due to the release of a valuation allowance in the United States with a positive net tax discrete benefit of $60.6 million, the change in geographical profit mix year-over-year and tax adjustments related to the reassessment of prior year tax accruals. During the third quarter of 2024, the Company determined it was more likely than not the Company would be able to realize the benefit of a portion of the deferred tax assets in the United States, resulting in a partial release of the valuation allowance.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 for further details.
Subsea

	Three Months Ended
	September 30,		Change
(In millions, except % and pts.)	2024	2023	$	%
Revenue	$2,028.1	$1,708.3	$319.8	18.7
Operating profit	$288.8	$177.7	$111.1	62.5

Operating profit as a percentage of revenue	14.2%	10.4%		3.8 pts.

Subsea revenue increased $319.8 million during the three months ended September 30, 2024, compared to the same period in 2023, driven by increased backlog in 2023 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. Of the increase in revenue, $89.9 million was from the United Kingdom, $88.0 million from Australia, $78.7 million from Angola and $78.0 million from Guyana, driven by higher iEPCI, supply of flexible pipe and installation activities. The increased revenue in these geographies was modestly offset by a net $26.5 million decrease from the rest of the world, primarily from lower activity as projects reached completion.
Subsea operating profit for the three months ended September 30, 2024, increased by $111.1 million, of which $68.9 million was the result of a favorable activity mix and $55.7 million from higher volume, partially offset by a $13.5 million increase in operating expense related to the higher activity.
Surface Technologies

	Three Months Ended
	September 30,		Change
(In millions, except % and pts.)	2024	2023	$	%
Revenue	$320.3	$348.6	$(28.3)	(8.1)
Operating profit	$33.7	$33.3	$0.4	1.2

Operating profit as a percentage of revenue	10.5%	9.6%		0.9 pts.
Surface Technologies revenue decreased by $28.3 million, compared to the same period in 2023, primarily due to $52.2 million decreased revenue as a result of lower drilling and completion activity in Europe, North America and the sale of MSB during the three months ended March 31, 2024. This decrease was partially offset by $23.9 million of revenue growth from higher equipment delivery across the rest of the world, with the majority of the increase occurring in the Middle East.
Surface Technologies operating profit increased by $0.4 million, due to growth in the Middle East with increased operating profit of $4.7 million and an additional $1.4 million increase from other operating locations offset by a reduction of $5.7 million due to lower drilling and completion activity in Europe, North America and the sale of MSB in the three months ended March 31, 2024.
Corporate Expense

	Three Months Ended
	September 30,		Change
(In millions, except %)	2024	2023	$	%
Corporate expense	$(31.1)	$(24.7)	$(6.4)	(25.9)
Corporate expense increased by $6.4 million, compared to the same period in the prior year, was related to costs associated with our support functions, such as corporate staff expenses, share-based compensation expense, and other employee benefits.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Subsea

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$5,772.0	$4,714.3	$1,057.7	22.4
Operating profit	$723.1	$397.9	$325.2	81.7

Operating profit as a percentage of revenue	12.5%	8.4%		4.1 pts.
Subsea revenue increased by $1,057.7 million during the nine months ended September 30, 2024, compared to the same period in 2023, driven by increased backlog during 2023 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. $257.5 million of the increase in revenue was from Angola, $195.0 million from Brazil, $176.9 million from Guyana, $168.8 million from the United States, $155.7 million from Australia, and $145.5 million from the United Kingdom, driven by higher installation, iEPCI, supply of flexible pipe and services activities. The increased revenue in these geographies was offset by a net $39.1 million decrease from the rest of the world, primarily from lower activity as projects reached completion.
Subsea operating profit for the nine months ended September 30, 2024, increased by $325.2 million, of which $220.1 million was the result of a favorable activity mix and $183.0 million from higher volume, partially offset by a $77.9 million increase in operating expense related to the higher activity.
Surface Technologies

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2024	2023	$	%
Revenue	$944.0	$1,032.2	$(88.2)	(8.5)
Operating profit	$167.7	$81.4	$86.3	106.0

Operating profit as a percentage of revenue	17.8%	7.9%		9.9 pts.
Surface Technologies revenue decreased by $88.2 million, compared to the same period in 2023, primarily due to $139.6 million decreased revenue as a result of lower drilling and completion activity in Europe, North America and the sale of MSB during the three months ended March 31, 2024. This decrease was partially offset by $51.4 million of revenue growth from higher equipment delivery across the rest of the world, with the majority of the increase occurring in the Middle East.
Surface Technologies operating profit increased by $86.3 million, and was driven by the gain on the sale of MSB, which was partially offset by lower drilling and completion activity in Europe and North America, resulting in a net increase of $61.1 million. Additionally, improved operating performance in Latin America and activities in the Middle East, Asia Pacific and other operating units generated improved profitability of $25.2 million.

Corporate Expense

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2024	2023	$	%
Corporate expense	$(87.0)	$(205.6)	$118.6	57.7
Corporate expense decreased by $118.6 million, or 57.7 percent, compared to the same period in the prior year, primarily driven by the non-recurring legal settlement charge incurred during 2023.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Subsea	$2,463.2	$1,828.0	$7,705.0	$8,479.0
Surface Technologies	321.3	317.1	946.1	972.3
Total inbound orders	$2,784.5	$2,145.1	$8,651.1	$9,451.3
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the transaction price for products and services for which we have a material right, but work has not been performed. See Note 4 for further details.

	Order Backlog
(In millions)	September 30, 2024	December 31, 2023
Subsea	$13,732.1	$12,164.1
Surface Technologies	966.8	1,066.9
Total order backlog	$14,698.9	$13,231.0
Subsea - Subsea backlog of $13,732.1 million as of September 30, 2024 increased by $1,568.0 million compared to December 31, 2023, and was composed of various subsea projects, including Petrobras Buzios 6, Mero 3 HISEP® and flexibles; Equinor Raia and Rosebank; ExxonMobil Whiptail and Uaru; TotalEnergies Mozambique LNG and GirLiFlex; Energean Katlan Phase 1; Shell Sparta and Bonga North; bp Kaskida, AkerBP Utsira High and Azule Energy Agogo.
Surface Technologies - Order backlog for Surface Technologies as of September 30, 2024 decreased by $100.1 million compared to December 31, 2023. Surface Technologies’ backlog of $966.8 million as of September 30, 2024, was composed primarily of projects in the Middle East, namely Aramco and ADNOC. The remaining backlog was composed of various projects in the rest of the world.
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

The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$837.5	$951.7
Short-term debt and current portion of long-term debt	(310.4)	(153.8)
Long-term debt, less current portion	(656.3)	(913.5)
Net debt	$(129.2)	$(115.6)
Cash Flows
Operating cash flows - Operating activities provided $382.1 million of cash during nine months ended September 30, 2024 as compared to $8.1 million cash used in operating cash flows during the same period in 2023. The increase of $390.2 million in cash from operating activities was primarily due to increased profitability during nine months ended September 30, 2024, as compared to the same period in 2023. It was also due to timing differences on project milestones, payments to vendors for inventory, and fluctuations in derivative assets and liabilities that require cash settlement.
Investing cash flows - Investing activities provided $36.7 million of cash during the nine months ended September 30, 2024 as compared to $63.5 million cash used in investing cash flows during the same period in 2023. The increase of $100.2 million in cash from investing activities was primarily due to $186.1 million in proceeds received from the sale of MSB, which was partially offset by a decrease of $69.8 million from proceeds of sale of other assets as compared to the same period in 2023.
Financing cash flows - Financing activities used $522.5 million and $276.7 million during the nine months ended September 30, 2024 and 2023, respectively. The increase of $245.8 million in cash used by financing activities was primarily due to an increase of $180.0 million in share repurchases, an increase in dividends paid of $42.9 million, and an increase of payments related to taxes withheld on share-based compensation of $32.5 million during the nine months ended September 30, 2024.
Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of September 30, 2024, there were no letters of credit outstanding, and our availability of borrowings under the Revolving Credit Facility was $1,250.0 million.
Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are BBB- for our long-term unsecured, guaranteed debt (2021 Notes) and BBB- for our 2012 and 2020 long-term unsecured debt (the 2012 and 2020 Private Placement Notes). Our credit rating with Moody’s is Ba1 for our long-term unsecured, guaranteed debt. See Note 12 for further details regarding our debt.
On March 7, 2024, S&P upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes. On June 27, 2024, Fitch assigned a first-time investment grade long-term issuer default rating of “BBB-” to TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Debt Rating (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released and certain negative covenants no longer apply to the Company.

On February 20, 2024, April 23, 2024 and July 23, 2024, our Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share. The cash dividends of $0.05 per share were paid on March 28, 2024, June 5, 2024, and September 4, 2024 to shareholders of record as of the close of business on the New York Stock Exchange on March 19, 2024, May 21, 2024, and August 20, 2024, respectively. The cash dividends paid during the three and nine months ended September 30, 2024 were $21.5 million and $64.7 million, respectively. We intend to pay dividends on a quarterly basis, and these dividends represent $0.20 per share on an annualized basis.
On October 23, 2024, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on December 4, 2024 to shareholders of record as of the close of business on the New York Stock Exchange on November 19, 2024. The ex-dividend date is November 19, 2024.
On July 26, 2023, our Board of Directors authorized an additional share repurchase of up to $400.0 million. Together with the then existing program, our total share repurchase authorization was increased to $800.0 million of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $330.1 million of ordinary shares during the nine months ended September 30, 2024.
The Board of Directors also authorized additional share repurchase of up to $1.0 billion on October 23, 2024. Together with the existing program, the Company’s remaining authorization allows for repurchases up to $1.2 billion, representing more than 10 % of the Company’s outstanding shares as of October 23, 2024.
Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $635.4 million of ordinary shares through September 30, 2024. Based upon the remaining repurchase authority of $164.6 million and the closing stock price as of September 30, 2024, approximately 6.3 million ordinary shares could be subject to repurchase. All shares repurchased were immediately cancelled.
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

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2024, there were no changes to our identified critical accounting estimates.
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
Under the terms of the CJIP, Technip UK, and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three months ended June 30, 2023, we recorded an incremental liability of $126.5 million. After making all scheduled installment payments of €24.7 million, €51.6 million, €51.6 million, and €51.6 million on July 13, 2023, January 15, 2024, April 8, 2024, and July 10, 2024, respectively, we have no further outstanding balance as of September 30, 2024.
TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
All obligations to PNF related to the enforcement matters in Equatorial Guinea, Ghana, and Angola have been completed and the Company has been unconditionally released by PNF.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposure to market risk has not changed materially since December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO have concluded that, as of the period covered by this report, our disclosure controls and procedures were effective with respect to (i) the accumulation and communication to our management, including our CEO and our CFO, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2024.
The following table summarizes repurchases of our ordinary shares during the three months ended September 30, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2024 to July 31, 2024	—	$—	—	—
August 1, 2024 to August 31, 2024	—	$—	—	—
September 1, 2024 to September 30, 2024	2,987,453	$26.77	2,987,453	6,274,051
Total	2,987,453	$26.77	2,987,453
(a)In July 2023, the Board of Directors authorized additional share repurchase of up to $400.0 million. Together with the then-existing program, the Company’s total share repurchase authorization was increased to $800.0 million. For the three months ended September 30, 2024, we repurchased 2,987,453 shares for a total cost of $80.0 million at an average price of $26.77 per share.
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
TechnipFMC plc
(Registrant)

/s/ David Light
David Light
Senior Vice President, Controller, and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: October 24, 2024