Form 10-K
period 2024-12-31
TechnipFMC plc
filed 2025-02-27
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-37983

10b5-
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 28, 2024, by the closing price on such day of $26.15 as reported on the New York Stock Exchange, was $7.8 billion.

Class	Outstanding at February 25, 2025
Ordinary shares, $1.00 par value per share	420,571,563
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, market growth and recovery, growth of our New Energy business and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook,” “commit,” “target,” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs, and assumptions concerning future developments and business conditions and their potential effect on us. While management believes these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include unpredictable trends in the demand for and price of oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; our inability to develop, implement and protect new technologies and services and intellectual property related thereto; the cumulative loss of major contracts, customers or alliances and unfavorable credit and commercial terms of certain contracts; disruptions in the political, regulatory, economic and social conditions, or public health crisis in the countries where we conduct business; unexpected geopolitical events, armed conflicts, and terrorism threats; the refusal of DTC to act as depository and clearing agency for our shares; the impact of our existing and future indebtedness; a downgrade in our debt rating; the risks caused by our acquisition and divestiture activities; additional costs or risks from increasing scrutiny and expectations regarding sustainability matters; uncertainties related to our investments, including those related to energy transition; the risks caused by fixed-price contracts; our failure to timely deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; risks of pirates and maritime conflicts endangering our maritime employees and assets; any delays and cost overruns of capital asset construction projects for vessels and manufacturing facilities; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with existing and future laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; uninsured claims and litigation against us; the additional restrictions on dividend payouts or share repurchases as an English public limited company; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; significant changes or developments in U.S. or other national trade policies, including tariffs and the reactions of other countries thereto; potential departure of our key managers and employees; adverse seasonal, weather, and other climatic conditions; unfavorable currency exchange rates; risk in connection with our defined benefit pension plan commitments; and our inability to obtain sufficient bonding capacity for certain contracts, as well as those set forth in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

Certain forward-looking and other statements in this Annual Report on Form 10-K are informed by various Environmental, Social and Governance (“ESG”) standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not, and should not be interpreted as necessarily being “material” under the federal securities laws for the U.S. Securities and Exchange Commission (the “SEC”) reporting purposes, even if we use the word “material” or “materiality” in this document. ESG information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and our approach to and discussion of these matters may continue to evolve as well. For example, our disclosures may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control.

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
Organized in two business segments - Subsea and Surface Technologies - we will continue driving change in the energy industry with our pioneering integrated ecosystems, technology leadership and digital innovation.
Each of our approximately 21,000 employees is driven by a commitment to our clients’ success and a culture of execution excellence, purposeful innovation, and challenging industry conventions.
History
On January 17, 2017, FMC Technologies, Inc. and Technip S.A. combined through a merger of equals to create a global subsea leader, TechnipFMC, that would drive change by redefining the development of the subsea infrastructure used in the production of oil and natural gas through a new integrated commercial model. By integrating the complementary work scopes of the subsea production system (“SPS”) with the subsea umbilicals, risers, and flowlines (“SURF”) and installation vessels, we can more efficiently deliver an entire subsea development utilizing our integrated engineering, procurement, construction and installation model (“iEPCI™.
As the only subsea provider to integrate these work scopes, we successfully created a new market and helped expand the deepwater opportunity set for our clients during a challenging market environment. iEPCI™ has since grown to represent nearly one-third of the addressable subsea market, validating the benefits of our unique business model aimed at improving project economics by accelerating the delivery schedule of hydrocarbon production. We have created a differentiated platform for further expansion and value creation through our technology innovation, including our Subsea 2.0® (“Subsea 2.0®”) configure-to-order product suite, our vast network of customer partnerships, and our services business levered to serve our large and expanding installed base.

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
We are an industry leader in front-end engineering and design (“FEED”), SPS, SURF, and subsea robotics. We also have the capability to install and service these products and systems using our fleet of highly specialized vessels. We are able to drive even greater value to our clients by integrating the SPS and SURF through more efficient design and installation of subsea field architecture. The resulting improvement in project economics has enabled the successful market adoption of our integrated engineering, procurement, construction and installation model, iEPCI™, which now serves as the industry standard for integrated project execution.

iEPCI™ is our unique, fully integrated approach to designing, managing, and executing subsea projects. By combining complementary skills with innovative technologies, we improve project economics by accelerating time to first oil and natural gas for our clients. iEPCI™ projects are partnerships based on mutual trust and sharing knowledge. Success is built on early engagement and a collaborative, cooperative approach, both internally and with our clients.
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
Our first-mover advantage and ability to convert iFEED studies into iEPCI™ contracts, often as direct awards, creates a unique set of opportunities for us. This allows us to deliver a fully integrated–and technologically differentiated–subsea system, and to better manage the complete work scope through a single contracting mechanism and a single interface.
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
Subsea Segment Products and Services
Subsea Production Systems (SPS). These systems are used in the offshore production of oil and natural gas. Systems are placed on the seafloor and are used to control the flow of oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility.
Our products and integrated systems include subsea trees, chokes and flow modules, manifold pipeline systems, controls and automation systems, well access systems, multiphase and wet-gas flow meters, and additional technologies. We offer both electro-hydraulic and all-electric SPS, depending on the specific needs of the customer or field. The design and manufacture of our subsea systems requires a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure of deepwater environments, as well as internal pressures of up to 20,000 pounds per square inch (psi) and temperatures of up to 400º F. The development of our integrated subsea production systems includes initial engineering design studies and field development planning, and considers all relevant aspects and project requirements, including optimization of drilling programs and subsea architecture.
Subsea Processing Systems. Our subsea processing systems, which include subsea boosting, subsea gas compression, and subsea separation, are designed to accelerate production, increase recovery, extend field life, lower greenhouse gas (“GHG”) emissions, and lower operators’ production costs for greenfield and brownfield applications.
Subsea Umbilicals, Risers and Flowlines (SURF). We are a leading provider of SURF infrastructure. We develop, engineer, manufacture, and install umbilicals, flexible, hybrid-flexible and rigid pipelines, connections, and tie-ins for subsea systems.
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
Well Services include all service offerings for the well:
•remotely operated vehicles (ROVs): ROV drill and intervention support services through supervised autonomy and support services, enabled by Schilling Robotics, TechnipFMC’s underwater robotics group;
•drilling: exploration and production wellhead systems and services;
•installation: installation of subsea production and processing systems and completion of the well; and
•intervention and plug & abandonment (P&A): rig and vessel-based well intervention services and subsea P&A.

Asset Services include all service offerings toward the producing asset, including SPS, SURF, and subsea processing:
•maintenance: test, modification, refurbishment and upgrade of subsea equipment and tooling;
•asset integrity: optimizing the performance of the subsea asset through product and field data, including inspection, maintenance, and repair ("IMR"); and
•production management: enhanced well and field production, including real-time virtual metering and flow assurance services.

Robotics. Our Schilling Robotics business is the leading designer and manufacturer of subsea ROVs, ROV tooling systems, and robotic manipulator arms. We continue to revolutionize deepwater productivity–enabling safe and more challenging subsea developments through our advanced and industry-leading robotic technologies.
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
Dependence on Key Customers
Generally, our customers in the Subsea segment are major integrated oil companies, national oil companies, and independent exploration and production companies. Three different customers accounted for 18%, 13%, and 11%, of our consolidated revenue in 2024, respectively. Our list of customers has expanded to more than 40 unique clients, which has allowed us to further diversify our dependence away from any single customer.
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
Our alliances establish important ongoing relationships with our customers. These alliances have resulted in a growing number of direct awards to the Company.
The commitment to our customers goes beyond project delivery, and we foster these alliances with transparency and collaboration to better understand their needs and ensure customer success.
Competition
We are the only fully integrated company that can provide the complete suite of FEED, SPS and SURF with the installation and life of field services, enabling us to develop a subsea field as a single company. We compete with companies that supply various components and services of a subsea development. Our competitors include Baker Hughes Company, Innovex International, Inc., McDermott International, Inc., NOV Inc., Oceaneering International, Inc., OneSubsea, and Subsea 7 S.A.

Seasonality
Seasonal weather conditions generally subdue drilling activity, reducing vessel utilization and demand for subsea services as certain activities cannot be performed. As a result, the level of offshore activity in our Subsea segment is negatively impacted during such periods.
Strategy
Our vision for Subsea is to focus on safely providing innovative technologies and integrated solutions that improve economics through the acceleration of time to first production, enhancing delivery performance, while reducing emissions.

Our offering is enabled by our digital solutions and products that unlock new possibilities for growth in energy resources. Through our established services and transformative offerings, including iEPCI™ and the Subsea 2.0® Configure-to-Order (“CTO”) platform, we are making energy produced offshore more sustainable and competitive with alternative sources.
As we look to the future, we remain focused on innovation, client relationships, and execution excellence. Our success will be achieved in part by developing and empowering our people, becoming a data-centric organization, and advancing automation and robotics.
The energy landscape is evolving rapidly, and we are confident that oil and natural gas will remain a significant portion of the energy mix in the decades to come. By capitalizing on our subsea expertise, core competencies, and integration capabilities, we will continue to improve the project economics of both oil and natural gas and new energies, while reducing carbon emissions.
Product Development
We are industrializing our Subsea business with Subsea 2.0® by using pre-engineered modular architectures to achieve a fully flexible suite of product offerings, while making an evolutionary shift from unique project requirements to a CTO execution model.
Our Subsea 2.0® configurable product platform consists of pre-engineered products designed to provide the flexibility to accommodate client needs and functional requirements, combining field-proven and new technologies.

Our CTO execution model requires no product engineering work to deliver these configurable products to our clients, which ensures quality, manufacturing, supply chain, and services are fully industrialized in order to deliver the value offered with Subsea 2.0®.
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
Our CTO Subsea 2.0® program attributes include:

•pre-engineered standard configurations;
•pre-approved and qualified supply chain;
•pre-defined quality, code, and surveillance requirements;
•optimized manufacturing with dedicated capacity; and
•pre-defined and developed services.

Our core Subsea 2.0® products include subsea trees, compact manifolds, flexible jumpers, distribution, controls, flexible pipe, umbilicals, and integrated connectors. Additional components of the subsea infrastructure will be made available on this configurable platform as we further industrialize our product offering.
We are also qualifying a new hybrid-flexible pipe technology that utilizes thermoplastic composite technology and is highly resistant to corrosive compounds. Hybrid flexible pipe brings many advantages to the market, including the ability to withstand the most corrosive production environments, but also significant operational advantages due to the lighter materials.

In the third quarter of 2022, we renewed the TechnipFMC and Halliburton technology alliance. This extends our agreement signed in 2017 with a focus on the development of innovative technologies for use in all-electric wells, subsea interventions, subsea fiber optics, and carbon transportation and storage. By collaborating on certain field domains, we are able to develop disruptive technologies to improve productivity, reduce cost, and lower emissions of our clients. We believe the alliance has a superior value proposition, leveraging TechnipFMC’s pioneering integrated ecosystems (such as iEPCI™) and technology leadership with Halliburton’s subsurface, well completion, and production knowledge and service offering.

Acquisitions and disposals, Investments, and Partnerships

Acquisitions and disposals

We did not have any material acquisitions or disposals in 2024.
Investments
We did not have any material investments in 2024.
Partnerships
Refer to the Other Business Information Relevant to Our Business Segments section of this Annual Report on Form 10-K for information about our partnerships.
Surface Technologies
Our Surface Technologies segment designs, manufactures, and services fully integrated products and systems used by companies involved in conventional and unconventional land and shallow water exploration and production of oil and natural gas, as well as specialized equipment supporting integrated carbon transportation and storage, hydrogen storage, and geothermal production. Surface Technologies provides integrated solutions for onshore applications in drilling, stimulation, production, measurement, digital, and services globally.
Principal Products and Services
Drilling. We provide a full range of drilling and completion systems for both standard and custom-engineered applications. The client base for drilling and completion offerings is energy production, transportation, and storage companies.
Surface Wellheads and Production Trees. Our products are used to control and regulate the flow of oil and natural gas from the well. The wellhead is a system of spools and sealing devices from which the entire downhole well string hangs and provides the structural support for surface production trees. The production tree is comprised of valves, actuators, and chokes which can be combined into various configurations, depending on client-specific requirements.
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
Our products are also used for geothermal production and carbon dioxide (“CO2”) injection, and we have qualified designs to support underground hydrogen storage solutions.
Stimulation and Pressure Pumping. Our iComplete™ offering is the first fully integrated pressure control system for the onshore unconventional stimulation market. Our extensive knowledge of flexible pipe, manifolds, and valve technologies has been adapted to make this a very reliable and predictable system. iComplete™ utilizes our digital offering CyberFrac™ to improve safety by eliminating manpower in high-risk areas (“red zone”), boost efficiency through autonomous operations, and reduce unplanned stoppages by using predictive analytics. Our system can also manage continuous pumping on multi-well and multi-pad operations and integrate data from adjacent wells. Together, this significantly reduces safety risks and the cost of operations for our clients.

Our system equipment includes fracturing tree systems, fracturing valve greasing systems, hydraulic or electric control units, service-less valves, fracturing manifold systems, and rigid and flexible flowlines, and is designed to sustain the high pressure and the highly erosive fracturing fluid which is pumped through the well in the formation. Exploration and production operators typically rent this equipment directly from the Company during the hydraulic fracturing activities. iCompleteTM services include rig-up/rig-down field service personnel as well as oversight and operation of the system during the multiple fracturing stages.
Our digital systems leverage two of our core software products—our proprietary UCOS system for control and automation of assets, and InsiteX for data visualization and analytics. These systems can be deployed in standalone applications, which address client issues and can be integrated seamlessly to form an ecosystem or system level Digital Twin, such as CyberFracTM in our iCompleteTM integrated system. These technologies help clients improve health and safety, reduce carbon intensity, reduce operating expense, reduce unplanned shutdowns, and increase productivity.
Flexible Pipe. We have been a leading supplier of flexible pipe since the 1970s and our Coflexip® product is an industry standard for drilling and stimulation operations offshore. We have also adapted this product for use in high-pressure, high-volume stimulation. Our PumpFlex™, WellFlex™, and PadFlex™ products are incorporated into our iCompleteTM offering and deployed in most of the unconventional operations. Our product is the only mechanical solution available today and has demonstrated excellent wear resistance and durability.
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
Production Solution. We provide industry-leading technology for the separation of oil, gas, sand, and water. These solutions are used in onshore production facilities and on offshore platforms worldwide. Our family of separation products delivers client success by increasing efficiency and throughput and reducing the footprint of processing facilities. Our separation systems offering includes internal components for oil and natural gas multiphase separation, in-line separation, and solids removal, as well as fully assembled separation modules and packages designed and fabricated for oil and natural gas separation, fracturing flowback treatment, solids removal, and primary produced water treatment. Our upstream production offering includes well control, safety and integrity systems, multiphase meter modules, in-line separation and processing systems, compact ball valves for manifolds, and standard pumps. These offerings are differentiated by our comprehensive portfolio of in-house compact, modular, and digital technologies, and are designed to enhance field project economics and reduce operating expenditures with an integrated system that spans from wellhead to pipeline.
Standard Pumps. We provide complete skid solutions, from design consultation through startup and commissioning. We offer a diverse line of reciprocating pumps, customized according to the application with pressure ranges available up to 10,000 psi and flow rates up to 1,500 gallons per minute.
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
Dependence on Key Customers
Surface Technologies’ customers include major integrated oil companies, national oil companies, independent exploration, and production companies and oil and natural gas service companies. No single Surface Technologies customer accounted for 10% or more of our 2024 consolidated revenue.

Competition

We are a market leader for many of our products and services. Some of the factors that distinguish TechnipFMC from other companies in the sector include our technological innovation, integrated solutions, reliability, and product quality. Surface Technologies competes with other companies that supply surface production equipment and pressure control products, including Baker Hughes Company; Cactus Wellhead, LLC; SLB; Halliburton Co; Delta US Corporation LLC; and SPM Oil & Gas.
Strategy
We serve the onshore and shallow water markets from well to export pipeline, providing our clients with reductions in cost, cycle time, and carbon intensity. We distinguish our offerings through three key strengths:
Core Technology. We are committed to applying technology within our core products to solve client problems, leveraging the benefits of smarter designs and reliable field operations.
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
We did not have any material acquisitions in 2024.
In March 2024, the Company concluded the sale of its Measurement Solutions business to One Equity Partners for cash proceeds of $186 million. As part of the Surface Technologies segment, the Measurement Solutions business encompassed terminal management solutions and metering products and systems and included engineering and manufacturing locations in North America and Europe.
Investments
To support our developments in the Middle East, we are investing in hiring, training, and developing personnel in the region at our facilities in Dhahran, Saudi Arabia, and Abu Dhabi, United Arab Emirates. These investments position us to respond to the increasing demand for local content and increasing opportunity in the region.
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
We plan to be a key enabler of GHG removal, offshore floating renewables, and hydrogen solutions. To excel in these three pillars, we will leverage our onshore and offshore expertise and demonstrated capabilities in project integration. We will commercialize innovative solutions through our continued collaboration with energy companies and technology providers.
We will also utilize a CTO manufacturing model to create superior value for our clients.

Our contributions to GHG removal begin with carbon transportation and storage (“CTS”). Leveraging our existing equipment and integration expertise, we will safely transport and store CO2. Using our CTO model for CO2 distribution and injection will reduce project-specific engineering while enabling custom storage system solutions to be built from pre-engineered products. Integrated control systems will provide flexibility to manage a wide range of functionalities, from surface and subsea injection equipment to downhole and seabed reservoir monitoring systems. We are also developing advanced digital solutions for onshore and offshore storage projects that will enable constant monitoring of CO2 at both the storage site and in the subsurface, a critical element of the CTS value chain.
We also see strong integration potential across offshore renewable markets, driven by continued development of wind and tidal technologies. By leveraging our extensive experience in project integration throughout the water column, from the ocean surface to the seafloor, we will bring scalability to offshore renewable markets in our role as system architect.
The growth of renewables in the grid creates power and price fluctuations, requiring auxiliary systems to support the grid. We believe that hydrogen can play an important role in managing power and price fluctuations, enabling the expansion of renewable power. We have been developing a large-scale hydrogen based system for offshore renewables that will help meet the growing demand for power.

We will approach integration opportunities in renewable markets with an execution model that builds on the success of our iEPCI™ model in oil and natural gas. By acting as system architect and integrator in a complex and rapidly changing environment, we can play a meaningful role in enabling offshore renewable solutions.
The Markets
Greenhouse gas removal. We believe one of the safest and most efficient storage locations for GHGs is in naturally occurring reservoirs and saline aquifers.
Existing equipment developed by our Surface Technologies and Subsea businesses can be leveraged to achieve this aim. Our efforts and achievements in this area include:
•the first all-electric iEPCI™ for carbon capture and storage on the Northern Endurance Partnership’s project in the UK, where we will supply and install the all-electric subsea system, including manifolds, umbilicals, and pipe;
•an iEPCI™ to deliver Petrobras’s Mero 3 HISEP® project in Brazil, enabling the capture, processing, and reinjection of CO2-rich dense gases on the seabed to reduce emission intensity during production;
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

Offshore floating renewables. TechnipFMC aspires to lead the offshore floating renewables industry by leveraging our differentiated technologies, product standardization, and system integration approach. This emerging market is predicted to grow from very limited today, to an installed base of 11 gigawatts by 2030. Our efforts and achievements in this area include:
•collaboration agreement with submarine power cable systems leader Prysmian to deliver a fully integrated water column system to accelerate the global development of offshore floating wind projects;
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

Hydrogen solutions. Hydrogen as an energy carrier will bring reliability, stability, and efficiency to renewable sources. TechnipFMC’s extensive experience with oil and natural gas resources positions us well to develop new solutions for this emerging offshore market. Our strategy is focused on two main areas: the transportation and storage of green hydrogen produced offshore and in coastal areas, and energy management, where hydrogen is used as an energy storage medium that can exceed the traditional efficiency limits of lithium-ion technologies. Our efforts and achievements in this area include:
•Deep Purple™, which is our sustainable energy solution that provides renewable and scalable energy production offshore by integrating hydrogen production, compression, storage, and re-electrification via a fuel cell. An at-scale pilot program began in Norway in January 2022 and was successfully completed in October 2023.The objective of balancing a microgrid with intermittent power in and stable power out was proven;
•The Hardanger Hydrogen Project, with several partners including Statkraft, where TechnipFMC will qualify its subsea hydrogen storage pressure vessels and associated hardware, such as valves, sensors, umbilicals, and connectors. We may also provide hydrogen subsea storage for the next commercial phases of the project; and
•Hydrogen wellhead products and underground storage solutions as well as the integration of these systems including participation in Storengy’s Hydrogen Pilot STorage for large Ecosystem Replication (“HyPSTER”) project in France, where we have re-engineered and repurposed a Surface Technologies’ wellhead to facilitate the large-scale storage of green hydrogen in underground salt caverns.

Sources and Availability of Raw Materials
Our business segments purchase carbon steel, stainless steel, aluminum, steel castings and forgings, polymers, micro-processors, integrated circuits, and various other materials from the global marketplace. We typically do not use single source suppliers for the majority of our raw material purchases; however, certain geographic areas of our businesses, or a project or group of projects, may heavily depend on certain suppliers for raw materials or supply of semi-finished goods. We believe the available supplies of raw materials are adequate to meet our needs, leveraging our CTO strategy.
Research and Development
We are engaged in research and development (“R&D”) activities directed toward the improvement of existing products and services, the design of specialized products to meet client needs, and the development of new products, processes, and services. We have a balanced approach to our product development with a focus on the improved design and standardization of our Subsea products, as well as imagining the future technology needs of our clients over the long term.
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

Governmental Regulations
We are subject to a number of environmental and other governmental and regulatory requirements related to our operations globally. Refer to “Item 1A. Risk Factors - Risks Related to Legal Proceedings, Tax and Regulatory Matters,” which is incorporated by reference in this Item 1.

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
HUMAN CAPITAL
Our people are at the heart of everything we do, and they drive our culture of strong execution, purposeful innovation, and challenging industry conventions. We are committed to the development of our employees, and our employee guidelines are specified in our Code of Business Conduct, which applies to all employees, regardless of their roles, and no matter where they work.
We believe that all our employees are entitled to fair treatment and respect, wherever they work: in the office, offshore, on industrial and construction sites, or in client offices. We do not tolerate any form of abuse or harassment, and we will not tolerate any action, conduct, or behavior that is discriminating, intimidating, or hostile.
Furthermore, we are committed to hiring and employee development decisions that are fair, objective, and not based on protected characteristics. Our policy is for employment decisions to be based only on relevant qualifications, performance, demonstrated skills, experience, and other job-related factors, with our goal of creating a tolerant, equitable, and inclusive workforce.
Workforce Overview
Our workforce consists of the following:

	As of December 31,
	2024	2023	2022
Permanent employees	21,693	21,469	20,301
Temporary employees (fixed-term)	1,155	1,293	1,671
Employees on payroll	22,848	22,762	21,972
Contracted workforce	2,456	2,265	1,374
Total workforce	25,304	25,027	23,346
Attracting Talent
Our Employee Value Proposition (‘‘EVP’’) is part of the way we attract, engage, and retain our people. It is an aspect of our employer brand that communicates the attributes and qualities that make our organization a great place to work, and helps us attract people who will contribute to, and thrive within TechnipFMC. In 2023, we redefined our EVP in a way that reflects the company we are today. We sought extensive input and feedback from a cross-section of our employees, senior leadership team, and new recruits, and announced “The energy to transform” as our new EVP. Built on two pillars—relentless innovation and caring for the future—it is underpinned by our global collaborative culture. It links to our overall brand positioning, which is driving change in the energy industry, and it describes both what the company does and what it offers employees and potential employees. In 2024, we continued to encourage and include more people from our business to share their inspiring experiences and stories that truly reflect the plurality of backgrounds within the Company. People from different cultures, generations, abilities, and perspectives are united by a common thread: the inspiring experiences they’ve had at TechnipFMC. We continue to explore the best ways to share these stories both internally and with external candidates through various channels. We have made significant strides in enhancing the candidate experience on our newly designed career page and our internal EVP-dedicated web page.

Our global recruitment system is being optimized to provide a more dynamic, modern, and attractive experience with relevant content. Our onboarding program will be further simplified, with better global alignment and more efficient communication to make the experience of new employees and line managers more streamlined and connected.
Key performance indicators linked to talent acquisition are now available and accessible to key stakeholders through our internal tracking platform. In 2024, we achieved further reduction in recruiting lead time.
Developing and Keeping Talent
People development is a key focus at TechnipFMC, including providing learning, career development and knowledge sharing opportunities enabling our people to perform at their fullest potential, and develop capabilities for simplification, standardization, and industrialization.
We focus on talent development through a process called ‘‘Talking Talents.’’ This program forms the basis for developing employees into our three main career pathways: Leadership, Technology, Project Management. Input from the Talking Talents process is also used for succession planning. As in previous years, in 2024, our leaders spent a considerable amount of time planning for succession, resulting in an increase in depth of succession, utilization of talents and cross-pollination between business units and functions.
We believe that regular dialogue between managers and employees is key to driving performance and building trust and engagement. Our "Check-In" process is embedded in our culture, where managers and employees meet at least quarterly to discuss goals, share feedback, and have in-depth discussion about the employee’s development, including creating individual development plans. This process focuses leaders on the development of people on their team and enables employees to own their career path and focus on the future. In 2024, we conducted a "Leaders as People Developers" workshop covering over 700 managers globally and imparting the skills required for managers to have an effective check-in with their teams with a focus on feedback and development. We received positive feedback from participants as was also evident in the positive trends in the employee check-in surveys in 2024. Our tools for developing employees also include a continuous feedback platform that enables feedback to be provided from peers, leaders, and reporting employees.
Developing effective leaders at all levels of the organization is also a top priority at TechnipFMC. "Leadership You" is our internal leadership development model which focuses on four areas: engaging people, thinking strategically, driving results, and embracing change. This program is available to all employees, self-directed, customizable, and driven by a global, enterprise-wide learning and knowledge management ecosystem.
As part of our Simplification, Standardization, and Industrialization journey, we conducted extensive internal research and identified two capabilities (problem solving and cross-functional connectivity capability) and three behaviors (provide a value driven purpose, ask and listen, and make problems visible) that are essential for every leader. These are captured as our new leadership standard. Senior leadership workshops were conducted in 2024, and we will work on a systematic deployment plan to coach and develop our leaders and drive accountability for people development in 2025 and beyond.
Both employee attrition and key talent attrition in 2024 were lower as compared to 2023 at around five percent and four percent, respectively. This was a result of the initiatives above, our focus on competitive compensation and benefits programs, dedicated efforts on providing learning and development opportunities, and key talent moves identified in succession plans.
Learning and Knowledge Management
With the forecasted growth in our business, it is imperative to sharpen our focus on enabling our people to grow, develop, and share knowledge. The importance of being able to offer learning and knowledge-sharing opportunities in a digital, 24/7, and global environment has been key to our success. Building on our solid foundations, we delivered impactful courses, initiatives, and solutions across all of our business segments, in addition to being particularly focused on leadership, technology, and project management.
Our iLearn learning platform continues to be the main hub for delivering our formal learning initiatives such as eLearning courses, videos, instructor led training, and resource materials. We continue to embrace our digital transformation and strive to deliver engaging content. In 2024, there were more than 34,000 pieces of creative and innovative learning content available, with ongoing releases of new and meaningful courses, to support skill development for our employees and enhance their performance in their roles. In 2024, over 581,000 training hours were completed with 65% of training being done online, which resulted in 24 training hours per employee. We also saw a substantial increase in the amount of training hours related to our leadership, technical, and engineering curriculums where 214,921 hours were completed or accessed. This was the result of a significant focus and strategy to better engage with our technical employees and provide additional learning opportunities. In addition, in 2024 we launched the Digital Academy which is a collaboration between our Digital, Learning, and Knowledge Management functions to elevate our digital maturity and foundational digital proficiency. This year our employees have completed or in progress of completing over, 9,100 hours of learning on the topic of Digital.
We also leverage our internal knowledge sharing tools, The Bridge and The Well, to collaborate across the Company. The Bridge has 51 chartered global knowledge-sharing networks. The related knowledge repository, The Well, has 5,637 pages, which received almost 1.9 million visits in 2024 (up from 1.3 million in 2023). The Well is connected with the Company’s competency management platform and provides direct access to competency-based content. Employees all over the world access these and other knowledge management social learning tools such as "Experts Explain" webinar series and "Illuminate" podcasts to increase their knowledge about business and technical topics, and to share their own knowledge.
Technical Expertise Program
The global Technical Expertise Program (‘‘TEP’’) recognizes employees (‘‘Technical Experts’’) who have demonstrated technical mastery in their discipline, as well as technical impact, people development, business impact, and industry leadership. The TEP currently has about 775 members, and in 2024, we continued to promote knowledge sharing and saw an increased involvement from the expert community in project reviews, "Think IP," and strategic initiatives.
Our Technology Fellows are the highest tier of the TEP and personify its mission of advancing the Company’s technical leadership by advising, innovating, enhancing operations, sharing knowledge, and inspiring others—within the company and across the industry. We believe each Fellow is a pillar in their field of expertise, setting standards across the industry, cultivating the next generation of experts, and ensuring that TechnipFMC retains its market leadership and competitive advantage.
In 2024, our Fellows continued to sponsor a significant global initiative on intellectual property called ‘‘Think IP.’’ Through this program, they will share their knowledge broadly across the Company’s learning ecosystem and drive initiatives to protect our competitive advantage and respect our Company’s intellectual property and the intellectual property of other companies.
Equal Opportunity and Inclusion
Three of our Foundational Beliefs—Integrity, Respect, and Sustainability—are deeply embedded in our commitment to equal opportunity and inclusion. These principles are integral to our long-term value and performance, and we remain dedicated to pursuing these aims in legally compliant and ethical ways. It is our policy that employment decisions (including recruitment, evaluation, selection, compensation, and development) are made without unlawful or unfair discrimination based on race, religion, gender, age, ethnic origin, nationality, sexual orientation, gender identity or reassignment, marital status, disability, or any other legally protected characteristic.
Our commitment also extends to supporting employees with disabilities by working to provide reasonable accommodations, training, and career development opportunities to promote an inclusive and supportive work environment.
In 2024, we celebrated International Day of Persons with Disabilities, reflecting our focus and commitment to inclusion and respect for all employees. Our initiatives included:

•A suite of resources to raise awareness and support our colleagues, including posters, GIFS, digital signage, Take 5 Moments, Teams backgrounds, PoP stories, and Viva Engage posts;
•A collection of inspiring stories featuring perspectives from our leadership team, employees with disabilities and those who advocate for them;
•Creating awareness of disabilities through web-based learning experiences, such as a webcast and panel sessions with disability experts; and
•Virtual and in-person volunteering opportunities for employees to get involved in.

Additionally, TechnipFMC marked other global celebrations in 2024 including, International Women’s Day, Pride Month, and Mental Health Month, reinforcing our dedication to fostering an equal opportunity workplace.
We have also continued to foster our iVolunteer program, enhancing employee engagement through volunteering and STEM education. These efforts have also been integrated into our university engagement efforts, promoting a more inclusive and impactful talent acquisition strategy. Furthermore, our graduate recruiting approach has been refined to prioritize maintaining a robust talent pipeline that looks to draw from a broad pool of talent.
Employee Networks and Resource Groups (“ENRGs”)
TechnipFMC’s ENRGs aim to engage and reinforce our commitment to creating an environment where all employees can achieve their full potential. Our ENRGs are open to all of our employees and include BOLD (Black Organization for Leadership and Development), EmPower Women’s Network, Parents Network, ¡PODER! Latin Network, OPEM (Proud to be Myself), Military Veterans and Friends Network, XYZ Network for professional development, and STRIVE and IDEA Networks for equal opportunity and inclusion. We continue to promote ENRGs globally by improving participation and sponsorship. ENRGs contribute in three ways:
•Encouraging meaningful employee engagement and development of future leaders;
•Acting as a resource for attraction and retention of talent; and
•Sharing new ideas and perspectives for a changing workforce.
Giving Back to the Community
TechnipFMC is focused on making a long-term, positive impact in the communities where we live and work. We encourage our employees to actively engage in ‘‘doing something good’’ through active engagement in health, education, and local employment. Initiatives include our global volunteering program, which encourages employees to perform four hours of volunteering each year at the Company’s expense, and promoting STEM careers.
Employee Engagement and Well-being
In 2024, we continued to work on actions arising from our 2023 engagement survey, in particular, leadership visits, interactions with people working on active job sites, virtual collaboration opportunities, etc. We conducted three check-in surveys in 2024 to get a pulse on our check-in approach and continuous feedback culture, followed by actions to strengthen our continuous feedback culture. Our global wellbeing program ‘‘Workplace Options,’’ continued to get traction in 2024, and initiatives were taken throughout the year to improve holistic employee wellbeing. Regular communication to employees on business prospects and long-term strategy helped in keeping people engaged with the future prospects and understand how they play a part in achieving our strategic goals. In addition, engagement and check-in survey information was also made available by managers, location and business units, and leaders had access to review results, identify improvement opportunities and put action plans in place.
As committed by our Chair and CEO, we annually mark the month of October as mental health awareness month with several activities to promote awareness. Our 2024 activities included Take 5 Moments, webinars, employees podcasts, a virtual yoga event, and a Global Wellbeing Questionnaire, which allows people to learn more about their physical, emotional, and practical wellbeing. Our Global Wellbeing & Mental Health Viva Engage page continues to stimulate discussions around the topic. Employees around the world are able to share their own stories to better assist and educate us as we continue to push the message that ‘‘it’s okay not to be okay.” Our global wellbeing program from Workplace Options provides all our employees with access to mental health resources, counseling and health coaching.

Internal Communication
We have a robust internal communications strategy and support communication channels that promote our ability to communicate with our employees in a timely and effective manner. The effectiveness of internal communication is monitored and adjusted based on various forms of feedback from multiple levels across the Company. Digital tools help us gauge the effectiveness of our digital communication platforms - from email to intranet to internal social media. Employees are regularly consulted and provided with information on changes and events that may affect them through channels such as regular meetings, employee representatives, and the Company’s intranet site. These consultations and meetings help to ensure that employees are kept informed of the financial and economic factors affecting the Company’s performance and matters of concern to them.
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
The following table indicates the names and ages of our executive officers as of February 27, 2025, including all offices and positions held by each in the past five years:

Name	Age	Current Position and Business Experience (Start Date)
Douglas J. Pferdehirt (a)	61	Chair and Chief Executive Officer (2019)
Alf Melin (a)	55	Executive Vice President and Chief Financial Officer (2021) Senior Vice President, Finance Operations (2017) Senior Vice President, Surface Americas (2017)
Cristina Aalders (a)	44	Executive Vice President, Chief Legal Officer and Secretary (2023) Vice President, Chief Compliance Officer (2021) Vice President, Legal, Surface Technologies (2019)
Luana Duffé (a)	43	Executive Vice President, New Energy (2021) Vice President, Subsea Projects & Commercial and Country Manager for Brazil (2020) Vice President, Subsea Projects and Brazil Country Manager (2019)
Justin Rounce (a)	58	Executive Vice President and Chief Technology Officer (2018)
Valeria Santos (a)	47	Executive Vice President, People and Culture (2024) Vice President, People and Culture, Subsea and New Energy (2023) Vice President, Human Resources, REMS (2019)
Jonathan Landes (a)	52	President, Subsea (2020) Senior Vice President, Subsea Commercial (2017)
Thierry Conti (a)	41	President, Surface Technologies (2022) Senior Vice President, Subsea Commercial & Strategy (2020) Senior Vice President, Subsea Product Management (2019)
David Light (b)	40	Senior Vice President, Controller and Chief Accounting Officer (2023) Vice President, Internal Audit and Controls (2021) Vice President, Integrated Internal Controls (2020)
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
•Unexpected geopolitical events, armed conflicts and terrorism threats could adversely impact our operations.
•The Depository Trust Company (“DTC”) may cease to act as a depository and clearing agency for our shares.
•Our existing and future debt may limit cash flows available to our operations and to service our outstanding debt.
•A downgrade in our debt rating could restrict our ability to access financing.
•Our acquisition and divestiture activities involve substantial risks.
•Increasing scrutiny and expectations regarding sustainability matters could result in additional costs or risks or otherwise adversely affect our business.
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
•Capital asset construction projects for vessels and manufacturing facilities are subject to risks, including delays and cost overruns.

Risks Related to Legal Proceedings, Tax, and Regulatory Matters
•The industries in which we operate or have operated expose us to potential liabilities, including the installation or use of our products, which may not be covered by insurance or may be in excess of policy limits, or for which expected recoveries may not be realized.
•Our operations require us to comply with existing and future laws and regulations, including laws and regulations related to environment, climate change and GHG emissions, privacy, data protection, and data security, violations of which could have a material adverse effect on our financial condition, results of operations, or cash flows.
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

•Significant changes or developments in U.S. trade policies, including tariffs, and the reactions of other countries thereto may adversely affect us.

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
•political and economic uncertainty, socio-political unrest, and geopolitical conflicts, including the continued conflict between Russia and Ukraine, which has resulted in substantial reduction of natural gas imports from Russia to Europe, and significant volatility in the costs of both wholesale gas and power;
•governmental laws, policies, regulations, and subsidies related to or affecting the production, use, and exportation/importation of oil and natural gas;
•the ability or willingness of the Organization of Petroleum Exporting Countries and the 10 other oil producing countries, including Russia, Mexico, and Kazakhstan (“OPEC+”) to set and maintain production level for oil;
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
Our industry, including our customers and competitors, has experienced unanticipated changes in recent years. Moreover, the industry is undergoing consolidation to create economies of scale and to control the value chain, which may affect demand for our products and services because of price concessions from our competitors or decreased customer capital spending. This consolidation activity could impact our ability to maintain market share, maintain or increase pricing for our products and services or negotiate favorable contract terms with our customers and suppliers, which could have a significant negative impact on our financial condition, results of operations or cash flows. We are unable to predict what effect consolidations and other competitive factors in the industry may have on pricing, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers, or our ability to negotiate favorable agreements with our customers and suppliers.
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
Development of new technology is critical to maintaining our competitiveness. However, we cannot assure that we will be able to successfully develop technology that our customers demand. Demand for our products and services may decline if we cannot keep pace with technological advances. Technology that is unavailable to us or that does not work as we expect, could adversely affect us. For example, the AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient, and our AI features may not achieve sufficient levels of accuracy or may not function as designed or have unintended consequences. New technologies, services, or standards could render some of our products and services obsolete, which could reduce our competitiveness and have a material adverse impact on our business, financial condition, cash flows, and results of operation.
Additionally, we are exploring opportunities in GHG removal, offshore floating renewables (wind, wave and tidal energy), and hydrogen. Many technologies involved in those projects are novel and will need to be further developed before we can determine whether a renewable energy project is technologically feasible.
Our success also depends on our ability to protect and maintain critical intellectual property assets related to these developments. If we are not able to obtain patents, maintain trade secrets, or obtain other protection of our intellectual property rights, if our patents are unenforceable or the claims allowed under our patents are not sufficient to protect our technology, or if we are not able to adequately protect our patents or trade secrets, we may not be able to continue to develop our services, products, and related technologies. There is also uncertainty around the validity and enforceability of intellectual property rights related to our use, development, and deployment of AI. Additionally, our competitors may be able to independently develop technology that is similar to ours without infringing on our patents or gaining access to our trade secrets. If any of these events occurs, we may be unable to meet evolving industry requirements or do so at prices acceptable to our customers, which could adversely affect our financial condition, results of operations, or cash flows.
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
•restrictions on operations, trade practices, trade partners, and investment decisions resulting from domestic and foreign laws and regulations;
•regime changes;
•changes in, and the administration of, treaties, laws, and regulations including in response to public health issues;
•inability to repatriate income or capital;
•reductions in the availability of qualified personnel;
•foreign currency fluctuations or currency restrictions; and
•fluctuations in the interest rate component of forward foreign currency rates.

Unexpected geopolitical events, armed conflicts and terrorism threats could adversely impact our operations.

Unexpected geopolitical events, armed conflicts and terrorism threats continue to grow in a number of key countries where we currently or may in the future conduct business.
Geopolitical conflicts, such as the conflicts between Israel and Hamas and further escalations in the Middle East, could have an adverse impact on our operations, including a threat to our assets and the health and safety of our personnel, impairment of our or our customers’ ability to execute business strategy and continue operations, and potential claims by our customers of a force majeure situation and payment disputes.
Further, geopolitical events and terrorism threats could have broader consequences, including sanctions, embargoes, nationalizations and assets seizures, supply chain disruptions, foreign exchange control and currency fluctuations, regional instability and geopolitical shifts. Any of such events could adversely impact the global economy, the price and demand for oil and natural gas, and the demand for oilfield services.
Any such risks may negatively impact our operations and/or trigger asset impairments, which could have a material adverse effect on our results of operations and financial condition.
DTC may cease to act as the depository and clearing agency for our shares.
Our shares were issued into the facilities of the DTC with respect to shares listed on the NYSE. DTC is a widely used mechanism that allows for rapid electronic transfers of securities between the participants in their respective systems, which include many large banks and brokerage firms. DTC has general discretion to cease to act as the depository and clearing agency for our shares. If DTC determines at any time that our shares are not eligible for continued deposit and clearance within its facilities, then we believe that our shares would not be eligible for continued listing on the NYSE, and trading in our shares would be disrupted. Any such disruption could have a material adverse effect on the trading price of our shares.
Our existing and future debt may limit cash flows available to invest in the ongoing needs of our business and could prevent us from fulfilling our obligations under our outstanding debt.
As of December 31, 2024, our total debt was $0.9 billion. We also have the capacity under our Credit Agreement to incur additional debt.
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
•limit our ability to obtain additional financing to react to changes in our business; and
•place us at a competitive disadvantage compared to businesses in our industry that have less debt.

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
Under our Revolving Credit Facility (see definition below), U.S. dollar-denominated loans bear interest, at the Company’s option, at a base rate or an adjusted rate linked to the Secured Overnight Financing Rate (“SOFR”) and Euro-denominated loans bear interest on an adjusted rate linked to the Euro interbank offered rate (“EURIBOR”). SOFR has limited history, and the future performance of SOFR cannot be predicted based on historical performance. SOFR, EURIBOR, and certain other interest “benchmarks” may be subject to further regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.
A downgrade in our debt rating could restrict our ability to access financing.
The terms of our financings are, in part, dependent on the credit ratings assigned to our indebtedness by independent credit rating agencies. We cannot provide assurance that any of our current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency. Factors that may impact our credit ratings include debt levels, capital structure, planned asset purchases or sales, near- and long-term production growth opportunities, market position, liquidity, asset quality, cost structure, product mix, customer and geographic diversification, and commodity price levels. A downgrade in our credit ratings, particularly to non-investment grade levels, could limit our ability to access financing or refinance our existing indebtedness or cause us to refinance or issue indebtedness with less favorable terms and conditions. Moreover, each of our revolving credit agreement and our performance letter of credit agreement includes an increase in interest rates if the ratings for our indebtedness are downgraded, which could have an adverse effect on our results of operations. An increase in the level of our indebtedness and related interest costs may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing on comparable terms to our existing financing agreements, as well as have a material adverse effect on our business, financial condition, or results of operations.
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
In connection with any divestitures, such as our Spin-off and the sale of the Measurement Solutions business, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for such transaction. In addition, we may have to indemnify the counterparty in a divestiture for certain liabilities associated with the assets or operations subject to the divestiture transaction. These liabilities, if they materialize, could materially and adversely affect our business, financial position, results of operations or cash flows. Similarly, our counterparty may not be able to satisfy their indemnification obligations to us, or their indemnity may not be sufficient to insure us against the full amount of liabilities for which we are responsible.
Increasing scrutiny and expectations regarding sustainability matters could result in additional costs or risks or otherwise adversely affect our business.
There has been ongoing attention from stakeholders, investors, customers, regulators on renewable energy, and sustainability practices and disclosures, including practices and disclosures related to GHGs and climate change, and diversity and inclusion initiatives and governance standards. Expectations regarding such practices and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain product or service offerings, changes in the availability or cost of capital, enhanced compliance or disclosure obligations, or other impacts. In addition, negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment and climate change may reduce the demand or authorization for production of oil and natural gas in areas of the world where our customers operate or otherwise limit our customers’ access to capital or ability to conduct operations, including via new regulation, and reduce future demand for our products and services. Any of these trends may, in turn, adversely affect our financial condition, results of operations and cash flows.
While we at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the sustainability profile of our company and/or products or respond to stakeholder concerns, such initiatives may be costly and may not have the desired effect. For example, we may ultimately be unable to achieve our goals, either on the timeframes or costs initially anticipated or at all, due to factors that are within or outside of our control. Assessment of sustainability metrics is complex and occasionally requires revisions, including due to business changes, variations in calculations, data quality, or other factors, which can impact perceptions of our target progress or related initiatives. Moreover, our actions or statements are often based on methodologies or data that continue to evolve, and our approach to such matters (like other companies) has evolved (and is expected to continue to evolve) as well. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and any failure, or perceived failure, to comply with or advance certain sustainability initiatives (including the timeline and manner in which we complete such initiatives) may result in various adverse impacts, including reputational damage or, investor or regulator engagement on our sustainability initiatives and disclosures, even if such initiatives are currently voluntary. The increasing attention and pressure from the shareholders, financial institutions and/or financial markets could also increase the likelihood of governmental investigations and private litigation.

Additionally, certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ sustainability profiles in making investment or voting decisions. Unfavorable sustainability ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent sustainability matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. We also expect there to be increasing sustainability-related regulations, disclosure-related and otherwise, which could magnify any of the risks identified in this risk factor. For more information, see our risk factor titled “Compliance with environmental and climate change-related laws and regulations may adversely affect our business and results of operations.” Simultaneously, there are efforts by some stakeholders, including some policymakers, to reduce companies’ efforts on certain sustainability-related matters. Both advocates and opponents to certain sustainability matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Our customers and suppliers may be subject to similar risks, which may also result in augmented or additional risks.
We are exploring investments in energy transition, and uncertainties with respect to these markets may adversely affect our business.
Uncertainties with respect to the energy transition may adversely affect our business. As a result of our evolution in the renewable energies arena, we are exploring opportunities in GHG removal, offshore floating renewables, and hydrogen. While we have subsea and surface expertise, as well as capabilities in project integration, we are exploring opportunities that are new to us, and therefore involve uncertainties and risks.
The market for alternative and renewable energy is also intensively competitive and rapidly evolving. If the demand for alternative and renewable energy sources fails to grow sufficiently or favors sources for technologies different from our offerings, if new geopolitical, legislative or regulatory initiatives emerge and governments around the world reduce subsidies and economic incentives on alternative or renewable energy projects, or if market opportunities manifest themselves in areas that we do not focus on, our New Energy business may not succeed.
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
•increasing costs from inflation, rising interest rates, tariffs as well as supply chain disruptions;
•mechanical failure of our production equipment and machinery;
•delays caused by local weather conditions and/or natural disasters (including earthquakes, floods, and public health crises such as the COVID-19 pandemic), which may become more frequent or severe as a result of climate change; and
•a failure of suppliers, subcontractors, or joint venture partners to perform their contractual obligations.

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
Pursuant to the terms of fixed-price contracts, we are not always able to increase the price of the contract to reflect factors that were unforeseen at the time our bid was submitted, and this risk may be heightened for projects with longer terms. Depending on the size of a project, variations from estimated contract performance, or variations in multiple contracts, could have a significant impact on our financial condition, results of operations, or cash flows.
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
Any difficulty in engaging suitable subcontractors or acquiring equipment and materials could compromise our ability to generate a significant margin on a project or to complete such project within the allocated time frame. If subcontractors, suppliers, or joint venture partners refuse to adhere to their contractual obligations with us, or are unable to do so due to a deterioration of their financial condition or other event such as a major cyberattack, we may be unable to find a suitable replacement at a comparable price, or at all. Moreover, the failure of one of our joint venture partners to perform their obligations in a timely and satisfactory manner could lead to additional obligations and costs being imposed on us as we may be obligated to assume our defaulting partner’s obligations or compensate our customers. There are also increasing expectations that companies monitor their supply chain for environmental, social, or geographic considerations. For example, various countries have adopted prohibitions on the import or sale of product that violate such considerations (such as the United States’ presumptive ban on goods mined, manufactured, or produced in whole or in part in the Xinjiang region of China). Complying with such expectations can be costly and complex and may, in some instances, impact how we are able or willing to engage with suppliers.
Any delay, failure to meet contractual obligations, or other event beyond our control or not foreseeable by us, that is attributable to a subcontractor, supplier, or joint venture partner, could lead to delays in the overall progress of the project and/or generate significant extra costs. Even if we are entitled to make a claim for these extra costs against the defaulting supplier, subcontractor, or joint venture partner, we may be unable to recover the entirety of these costs and this could materially adversely affect our business, financial condition, or results of operations.
A failure or breach of our IT infrastructure or that of our subcontractors, suppliers, or joint venture partners, including as a result of cyber-attacks, could adversely impact our business and results of operations.
The efficient and successful operation of our business is dependent on the security and integrity of our physical assets and computing hardware, software, technology infrastructure, online sites and networks (as well as those provided by third parties) (collectively, “IT Systems”), and data about customers, employees and others, including personal information and proprietary business data (collectively, “Confidential Information”) that we process and maintain. Accordingly, we rely upon the capacity, reliability, and security of our IT Systems and our ability to expand and update such systems in response to changing needs and evolving threats.
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information. We are continuously subject to cyber-attacks, including phishing/social engineering, malware, ransomware, and other security incidents, and expect attacks and other incidents in the future. No attack or incident has had a material adverse effect on our business; however, this may not be the case with future attacks. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our IT Systems and Confidential Information. Accordingly, our IT Systems and Confidential Information are vulnerable to compromise and damage from such attacks, as well as from natural disasters, failures, or security vulnerabilities in hardware or software, power fluctuations, unauthorized access to data and systems, theft, loss or destruction of data (including confidential customer, employee or contractor information or other Confidential Information), human error, and other similar disruptions. Hybrid working arrangements also present increased cybersecurity risks due to the prevalence of social engineering and other attacks in relation to remote working arrangements. If a cyber-attack, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
We rely on third parties to provide certain IT Systems, for example, to support the operation of our IT hardware, software infrastructure, and cloud services, and in certain instances, we utilize web-based and software-as-a-service applications, across a broad array of services and functions (e.g., human resources, finance, data transmission, communications, risk compliance, among others). Third parties are also involved in helping us collect, process, and maintain aspects of our Confidential Information. The security and privacy measures implemented by third parties on whom we rely for internal and external operations may not be sufficient to identify or prevent cyber-attacks, and any such attacks may have a material adverse effect on our business. While our agreements with third parties, such as vendors, typically contain provisions that seek to eliminate or limit our exposure to liability for damages from a cyber-attack, we cannot ensure such provisions will withstand legal challenges or cover all or any such damages. We have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks.
Threats to our IT Systems and to those of our subcontractors, suppliers, and joint venture partners arise from numerous sources, not all of which are within our or their control, including but not limited to fraud or malice on the part of insiders or third parties, accidental technological failure or unknown vulnerabilities in hardware or software, electrical or telecommunication outages, failures of computer servers, or other damage to our property or assets, outbreaks of hostilities, terrorist acts, and social engineering (e.g., phishing). The frequency and magnitude of cyberattacks and other security incidents is expected to increase in the future and attackers are becoming more sophisticated. We, as well as other critical business partners, may be unable to anticipate, detect, or prevent future attacks, particularly because the methodologies utilized by attackers change frequently or are not recognized until launched, and attackers are increasingly using techniques and tools (such as AI) designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The failure of our or others’ security controls and measures to prevent, detect, contain, or remediate cyberattacks or other significant security incidents could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, including personal data and loss of important information, which could have a material adverse effect on our business and results of operations and cause reputational harm. Data security breaches could also expose us to liability under various laws and regulations and increase the risk of litigation and governmental or regulatory investigation. We may need to notify governmental authorities and affected individuals with respect to data breach incidents, including for example, under laws in the European Union (“EU”), the United Kingdom, and the United States at both state and federal levels, as well as make notifications to affected individuals and customers. Compliance with such requirements could be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability (including fines). In addition, we may be required to incur significant costs to protect against or to mitigate damage caused by these attacks, disruptions, or other security incidents in the future. Our insurance coverage may not cover all of the costs and liabilities we incur as the result of these events or be available in the future on economic terms or at all, and if our business continuity and/or disaster recovery plans do not effectively and timely resolve issues resulting from a cyber-attack, we may suffer material adverse effects on our business.
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
•shortages of key equipment, materials, or skilled labor;
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
We are subject to potential liabilities arising from, among other possibilities, equipment malfunctions, equipment misuse, personal injuries, and natural disasters, any of which may result in hazardous situations, including uncontrollable flows of oil, gas or well fluids, or other sources of energy, fires, and explosions. Our insurance against these risks may not be adequate to cover our liabilities. Further, the insurance may not generally be available in the future or, if available, premiums may not be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, such potential liabilities could have a material adverse effect on our business, results of operations, financial condition, or cash flows.
Our operations require us to comply with numerous regulations, violations of which could have a material adverse effect on our financial condition, results of operations, or cash flows.
Our operations and manufacturing activities are governed by international, regional, transnational, and national laws and regulations in every place where we operate relating to matters such as environmental protection, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, and taxation. These laws and regulations are complex, frequently change, and have tended to become more stringent over time. In the event the scope of these laws and regulations expands in the future, or we introduce new features in our products and services, such as AI, that subject us to new and evolving laws and regulations, the incremental cost of compliance could adversely impact our financial condition, results of operations, or cash flows.
Our international operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”), the anti-corruption provisions of French law n° 2016-1691 dated December 9, 2016 relating to Transparency, Anti-corruption and Modernization of the Business Practice, the Brazilian law nº 12,846/13, or the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act), and economic and trade sanctions, including those administered by the United Nations, the EU, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“U.S. Treasury”), and the U.S. Department of State. The FCPA prohibits corruptly providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments, and penalties. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories, and designated persons.
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
Environmental laws and regulations in various countries affect the equipment, systems, and services we design, market, and sell, as well as the facilities where we manufacture our equipment and systems, and any other operations we undertake. These laws include those governing the discharge of materials into the environment or otherwise relating to environmental protection. We are required to invest financial and managerial resources to comply with environmental laws and regulations, and believe that we will continue to be required to do so in the future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the issuance of orders enjoining our operations, or other claims and complaints. Additionally, our insurance and compliance costs may increase as a result of changes in environmental laws and regulations or changes in enforcement. These laws and regulations, as well as any new laws and regulations affecting exploration and development of drilling for oil and natural gas, are becoming increasingly strict and could adversely affect our business and operating results by increasing our costs, limiting the demand for our products and services, or restricting our operations.
Regulatory requirements related to sustainability matters have been, and are being, implemented in the EU in particular, in relation to financial market participants. Such regulatory requirements are being implemented on a phased basis. We expect regulatory requirements related to, and investor focus on, sustainability matters to continue to expand in the EU, the United States, Australia, and more globally. For example, in the United States, various policymakers, including the SEC and the State of California, have adopted (or are considering adopting) requirements for certain companies to undertake disclosures or actions on climate or other sustainability matters. Moreover, policymakers’ approaches are not uniform, which may increase the cost or complexity of compliance, as well as increase the general risk of litigation or enforcement on such matters.

Existing or future laws and regulations relating to greenhouse gas emissions and climate change may adversely affect our business.
Climate change continues to attract considerable public and scientific attention. As a result, numerous laws, regulations, and proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of carbon dioxide, methane, and other “greenhouse gases”. These efforts have included cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. Such existing or future laws, regulations, and proposals concerning the release of GHGs or that concern climate change (including laws, regulations, and proposals that seek to mitigate the effects of climate change) may require additional costs and may adversely impact demand for the equipment, systems, and services we design, market, and sell. For example, oil and natural gas exploration and production may decline as a result of such laws, regulations, and proposals, or any policies aimed at directly curtailing such exploration and production, and as a consequence, demand for our equipment, systems, and services may also decline. In addition, such laws, regulations, and proposals may also result in more onerous obligations with respect to our operations, including the facilities where we manufacture our equipment and systems. Such decline in demand for our equipment, systems, and services and such onerous obligations in respect of our operations may adversely affect our financial condition, results of operations, or cash flows.
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
We are subject to international data protection laws, such as the European Union General Data Protection Regulation 2016/679 (“EU GDPR”) and its implementing legislation, the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), certain U.S. state regulations, and the Lei

Geral de Proteção de Dados (“LGPD”) in Brazil. The EU GDPR, UK GDPR, and implementing legislation (collectively, “GDPR”) comprehensively regulates our use of personal data, which have increased our obligations, regarding cross-border transfers of personal data outside of the EEA and the UK.
In relation to cross-border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United States to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continues to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under GDPR, and/or take additional compliance and operational measures; or it could otherwise affect the manner in which we provide our services, which in turn can adversely affect our business, operations, and financial condition.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to additional costs, require significant systems changes. Violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions, and reputational damage.
Failure to comply with the requirements of the data protection laws like GDPR could result in fines and/or other enforcement action for non-compliance. Since we are subject to the supervision of relevant data protection authorities under multiple legal regimes (including under both the EU GDPR and the UK GDPR), we could be fined under those regimes independently in respect of the same breach. Penalties for certain GDPR breaches are up to the greater of €20,000,000/ £17,000,000 or up to four percent of the total worldwide annual turnover of the preceding financial year. In addition to fines, a breach of data protection laws may result in regulatory investigations and enforcement action, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit), and/or civil claims including representative actions and other class action type litigation, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with GDPR and other applicable data protection legislation, and we may be required to put in place additional control mechanisms which could be onerous and adversely affect our business, financial condition, results of operations, or cash flows.
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
We and our subsidiaries are subject to tax laws and regulations in the United Kingdom, the United States, France, and numerous other jurisdictions in which we operate. These laws and regulations are inherently complex, requiring us to make judgments about their application to our businesses. Governmental authorities may challenge our interpretations, potentially leading to administrative or judicial proceedings, penalties, or other material consequences.
The U.S. Congress, the U.K. Government, the EU, the Organization for Economic Co-operation and Development (the “OECD”), and other governmental bodies continue to focus on multinational taxation. In October 2021, the OECD introduced a global minimum tax of 15% under its “Pillar Two” framework, with approximately 140 countries tentatively agreeing in principle. The implementation of this global minimum tax, however, is contingent upon the independent actions of participating countries and is subject to further negotiation among OECD member states. The EU adopted the directive on December 15, 2022, requiring member states to enact national laws by December 31, 2023, with full application beginning in 2024 (except for the “undertaxed payment rule,” which is applicable for fiscal years starting on or after December 31, 2024).
Many EU member states, including France, have now incorporated Pillar Two into domestic law. Similarly, the United Kingdom enacted legislation under the Finance (No. 2) Act 2023, introducing a Pillar Two Income Inclusion Rule (“IIR”) and Multinational Top-up Tax (“MTT”), effective for accounting periods starting on or after December 31, 2023. These rules apply to multinational and U.K. groups with annual revenues exceeding €750 million. As a U.K company, we are subject to the MTT under the IIR, which ensures that income from jurisdictions with an effective tax rate (“ETR”) below 15% is taxed up to that minimum. The U.K. legislation also provides a transitional safe harbor election for accounting periods beginning on or before December 31, 2026.
Additionally, the U.K. government has introduced legislation in the Finance Bill 2024-2025 to implement the Undertaxed Profits Rule (“UTPR”), effective for accounting periods starting on or after December 31, 2024. While several jurisdictions where we operate have adopted domestic top-up taxes, these are expected to be creditable against our overall Pillar Two liability under the IIR. Similarly, the UTPR serves as a backstop when income is not otherwise subject to an IIR. Since the Company is already taxed at the U.K. level under the IIR, we do not anticipate an incremental financial impact from the UTPR. We continue to monitor legislative changes and assess their potential impact on our business, including the implementation of domestic top-up taxes.
New tax initiatives, directives, and rules, such as the U.S. Tax Cuts and Jobs Act, the OECD’s Base Erosion and Profit Shifting initiative, and the EU’s Anti-Tax Avoidance Directives, may increase our tax burden and require additional compliance-related expenditures. As a result, our financial condition, results of operations, or cash flows may be adversely affected. Moreover, the U.S. government, and other jurisdictions in which we do business, may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. Further changes, including with retroactive effect, in the tax laws of the United States (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15 percent corporate minimum tax on certain United States corporations and a one percent excise tax on certain stock redemptions by United States corporations, which the U.S. Treasury indicated may also apply to certain stock redemptions by a foreign corporation funded by certain United States affiliates), the United Kingdom, the EU, or other countries in which we and our affiliates do business could adversely affect us.

We may not qualify for benefits under tax treaties entered into between the United Kingdom and other countries.
We operate in a manner such that we believe we are eligible for benefits under tax treaties between the United Kingdom and other countries. However, our ability to qualify for such benefits will depend on whether we are treated as a UK tax resident, the requirements contained in each treaty and applicable domestic laws, on the facts and circumstances surrounding our operations and management, and on the relevant interpretation of the tax authorities and courts. For example, because of Brexit, we may lose some or all of the benefits of tax treaties between the United States and the remaining members of the EU, and face higher tax liabilities, which may be significant. Another example is the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “MLI”), which entered into force for participating jurisdictions on July 1, 2018. The MLI recommends that countries adopt a “limitation-on-benefit” (“LOB”) rule and/or a “principal purpose test” (“PPT”) rule with regards to their tax treaties. The application of the LOB rule or the PPT rule could deny us treaty benefits (such as a reduced rate of withholding tax) that were previously available and as such there remains uncertainty as to whether and, if so, to what extent such treaty benefits will continue to be available. The position is likely to remain uncertain for a number of years.
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
Significant changes or developments in U.S. or other national trade policies, including tariffs, and the reactions of other countries thereto, may have a material adverse effect on our business and results of operations.
We operate in various countries across the world and source a wide range of raw materials and components from the international market. Significant changes or developments in U.S. or other national laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business and results of operations. Policies affecting international trade, foreign investment, and energy production—such as tariffs, export controls, economic sanctions, and import restrictions—can impact supply chain costs, the availability of key components, and overall industry profitability. For instance, the United States has recently proposed and made changes in trade policies that include export control restrictions, renegotiation or termination of trade agreements, imposition of higher tariffs on imports into the United States, and other regulations affecting trade between the United States and countries where we conduct our business or have business relationships. A number of other nations have proposed and implemented similar measures directed at trade with the United States in response thereto. As a result of these developments and likely similar trade restrictions in the future, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business and results of operations.

General Risk Factors
Our businesses are dependent on the continuing services of our key managers and employees.
We depend on key personnel. The loss of any key personnel could adversely impact our business if we are unable to implement key strategies or transactions in their absence. The loss of qualified employees or failure to recruit, retain, and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our operation and expansion, as well as our ability to successfully conduct research activities and develop marketable products and services.
Seasonal, weather, and other climatic conditions could adversely affect demand for our services and operations.
Our business may be materially affected by variation from normal weather patterns, such as cooler or warmer summers and winters. Adverse weather conditions, such as tropical storms in the Gulf of America or Indo-Pacific or extreme winter conditions in Canada, and the North Sea, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions or loss of productivity, and may result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. In addition, acute or chronic physical impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall and hurricane-strength winds may damage our facilities or the facilities of key third parties, or result in operational interruptions. Increasing concentrations of GHGs in the Earth’s atmosphere are expected to produce climate changes that increase variation from normal weather patterns, such as increased frequency and severity of storms, floods, droughts, and other climatic events, as well as longer-term climatic changes, such as shifting temperature and precipitation patterns, which could further impact our operations. Significant physical effects of climate change could also have a direct effect on our operations and an indirect effect on our business by interrupting the operations of those with whom we do business and may also impact the cost or availability of insurance. Any of these events or outcomes could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Currency exchange rate fluctuations could adversely affect our financial condition, results of operations, or cash flows.
We conduct operations around the world in many different currencies. Significant portions of our revenue and expenses are denominated in currencies other than our reporting currency, the U.S. dollar; therefore, changes in exchange rates will produce fluctuations in our revenue, costs, and earnings, and may also affect the book value of our assets and liabilities and related equity. We hedge transaction impacts on cash flow and earnings where a transaction is not in the functional currency of the operating business unit, but we do not hedge translation impacts on earnings. Our efforts to minimize our currency exposure through such hedging transactions may be impeded by market and business conditions. Moreover, our ability to hedge certain currencies in which we conduct operations, specifically currencies in countries such as Angola, Nigeria, and Argentina, may be limited; therefore, we may be subject to increased foreign currency exposures. In addition, we are subject to evolving laws and policies on foreign exchange controls in certain foreign jurisdictions, which may impact our ability to hedge and/or repatriate cash. As a result, fluctuations in foreign currency exchange rates may adversely affect our financial condition, results of operations, or cash flows.
We are exposed to risks in connection with our defined benefit pension plan commitments.
We have funded and unfunded defined benefit pension plans, which provide defined benefits based on years of service and salary. We are required to recognize the funded status of defined benefit post-retirement plans as an asset or liability in the consolidated balance sheet and recognize changes in that funded status in comprehensive income in the year in which the changes occur. Further, we are required to measure each plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. The assets of each defined benefit pension plan are allocated across asset classes under professional advisement and subject to the plan’s own investment policy. Their value may fluctuate in accordance with market conditions. Any deterioration in the value of the defined benefit pension plan assets and/or change in actuarial assumptions and experience could therefore increase our obligations. Any such increases in our net pension obligations could adversely affect our financial condition due to increased additional outflow of funds to finance the pension obligations.

In addition, applicable law and/or the terms of the relevant defined benefit pension plan may require us to make cash contributions or provide financial support upon the occurrence of certain events. We cannot predict whether, or to what extent, changing market or economic conditions, regulatory changes, or other factors will further increase our pension expense or funding obligations. For further information regarding our pension liabilities, see Note 22 for further information.
We may be unable to obtain sufficient bonding capacity for certain contracts, and the need for performance and surety bonds could reduce availability under our credit facility.
In line with industry practice, we are often required to post standby letters of credit to customers or enter into surety bond arrangements in favor of customers. Those letters of credit and surety bond arrangements generally protect customers against our failure to perform our obligations under the applicable contracts. If we are unable to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from bidding for certain contracts or contracting with certain customers. Additionally, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds. The letters of credit could reduce availability under our credit facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on projects that require bonding.
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
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
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
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
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
The Audit Committee reviews and considers our risks relating to cybersecurity and receives and reviews from our Information Security Steering Committee (“ISSC”) regular reports on our cyber readiness, adversary assessment, risk profile status, and any countermeasures undertaken or considered by us. Our ISSC also updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.
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
Our ISSC, including the Chief Technology Officer, Chief Legal Officer, Chief Information Officer, and CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The ISSC receives monthly reports and updates from the CISO on our cybersecurity risks and cybersecurity incidents. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our ISSC includes team members who have previously completed ISO27001 certification for international companies as well as individuals with professional cybersecurity relevant certifications such as CISSP and CCISO.
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
The following table shows our principal real estate properties by reporting segment at December 31, 2024:

Location	Segment
Africa
Hassi Messaoud, Algeria	Surface
Lagos, Nigeria	Subsea
Luanda, Angola	Subsea
Port Harcourt, Nigeria	Subsea
Takoradi, Ghana	Subsea

Location	Segment
Asia
Hyderabad, India	Subsea, Surface
Jakarta, Indonesia	Subsea, Surface
Johor, Malaysia	Subsea
Kuala Lumpur, Malaysia	Subsea; Surface
Noida, India	Subsea, Surface
Nusajaya, Malaysia	Subsea
Singapore	Subsea, Surface
Australia
Henderson, Australia	Subsea; Surface
Perth, Australia	Subsea
Europe
Aberdeen, United Kingdom	Subsea, Surface
Aktau, Kazakhstan	Surface
Arnhem, The Netherlands	Surface
Bergen, Norway	Subsea
Courbevoie (Paris - La Défense), France	Subsea
Dunfermline, United Kingdom	Subsea, Surface
Evanton, United Kingdom	Subsea
Horten, Norway	Subsea
Kongsberg, Norway	Subsea, Surface
Krakow, Poland	Subsea
Le Trait, France	Subsea
Lisbon, Portugal	Subsea
Lysaker, Norway	Subsea
Newcastle, United Kingdom	Subsea
Orkanger, Norway	Subsea
Sens, France	Surface
Stavanger, Norway	Subsea, Surface
Veenoord, Netherlands	Surface
Westhill, United Kingdom	Subsea
Middle East
Abu Dhabi, United Arab Emirates	Surface
Dhahran, Saudi Arabia	Surface
Doha, Qatar	Surface
North America
Charleroi (Pennsylvania), United States	Surface
Davis (California), United States	Subsea
Houston (Texas), United States	Subsea, Surface
Odessa (Texas), United States	Surface
San Antonio (Texas), United States	Surface
St. John’s (Newfoundland), Canada	Subsea
Stephenville (Texas), United States	Surface
Theodore (Alabama), United States	Subsea
Veracruz, Mexico	Surface
South America
Georgetown, Guyana	Subsea
Macaé, Brazil	Subsea

Location	Segment
Neuquén, Argentina	Surface
Rio de Janeiro, Brazil	Subsea, Surface
São João da Barra, Brazil	Subsea
Vitória, Brazil	Subsea
Yopal, Colombia	Surface
The following table shows marine vessels in which we held an interest or operated as of December 31, 2024:

Vessel Name	Vessel Type	Special Equipment
Deep Blue	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Deep Energy	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Deep Orient	HCV	Construction/installation systems
Deep Star	HCV	Construction/installation systems
North Sea Atlantic	HCV	Construction/installation systems
Skandi Africa	HCV	Construction/installation systems
Deep Arctic	DSV/HCV	Diver support systems
Deep Discoverer	DSV/HCV	Diver support systems
Deep Explorer	DSV/HCV	Diver support systems
Skandi Vitória	PLSV	Flexible pipelay/umbilical systems
Skandi Niterói	PLSV	Flexible pipelay/umbilical systems
Coral do Atlantico	PLSV	Flexible pipelay/umbilical systems
Skandi Açu	PLSV	Flexible pipelay/umbilical systems
Skandi Búzios	PLSV	Flexible pipelay/umbilical systems
Skandi Olinda	PLSV	Flexible pipelay/umbilical systems
Skandi Recife	PLSV	Flexible pipelay/umbilical systems
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
For information about dividends, see Note 17 “Stockholders’ Equity” to the Consolidated Financial Statements in Item 8.

We intend to pay dividends on a quarterly basis, subject to review and approval by our Board of Directors in its sole discretion. We regularly evaluate our cash and capital structure, including the size, pace, and form of capital return to shareholders.
As of February 25, 2025, according to data provided by our transfer agent, there were 3,409 shareholders of record. However, many of our shareholders hold their shares in "street name" by a nominee of Depository Trust Company, which is a single shareholder of record. We estimate that there were approximately 115,800 shareholders whose shares were held in “street name” by banks, brokers, or other financial institutions as of February 25, 2025.
We had no unregistered sales of equity securities during the year ended December 31, 2024.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our ordinary shares during the three months ended December 31, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2024 to October 31, 2024	380,200	$26.28	380,200	43,258,586
November 1, 2024 to November 30, 2024	1,384,200	$28.88	1,384,200	35,530,307
December 1, 2024 to December 31, 2024	644,500	$31.09	644,500	37,821,179
Total	2,408,900	$29.06	2,408,900
(a)In July 2023 and October 2024, the Board of Directors authorized additional share repurchases of up to $400 million and $1.0 billion, respectively. Together with the then-existing program, the Company’s total share repurchase authorization was increased to $1.8 billion. For the three months ended December 31, 2024, we repurchased 2,408,900 shares for a total cost of $70.0 million at an average price of $29.06 per share.
(b)Based upon the remaining repurchase authority and the closing stock price as of the last trading date of the respective period.

Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares for the period from December 31, 2019 to December 31, 2024 with the Standard & Poor’s 500 Index (“S&P 500 Index”) and PHLX Oil Services Index. The comparison assumes $100 was invested, in our ordinary shares and in both of the indexes on December 31, 2019 and includes reinvestment of dividends, if any, in the same security. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TECHNIPFMC PLC, S&P 500 INDEX AND PEER GROUP INDEX

US DOLLARS
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/2019
12/2020
12/2021
12/2022
12/2023
12/2024
TechnipFMC plc
S&P 500 Index
PHLX Oil Services Index

ASSUMES $100 INVESTED ON DEC. 31, 2019
ASSUMES DIVIDEND REINVESTED IN SECURITY
FISCAL YEAR ENDING DEC. 31, 2024

Source: Bloomberg L.P. The PHLX Oil Services Index has been chosen as it is a modified market weighted index composed of companies involved in the oil services.

	As of December 31,
	2019	2020	2021	2022	2023	2024
TechnipFMC plc	$100.00	$44.75	$37.88	$78.00	$129.53	$187.54
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.84
PHLX Oil Services Index	100.00	57.92	69.94	112.94	115.10	101.68
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We are a global leader in energy projects, technologies, systems, and services. We have manufacturing operations worldwide, strategically located to facilitate efficient delivery of these products, technologies, systems, and services to our customers. We report our results of operations in two segments: Subsea and Surface Technologies. Management’s determination of our reporting segments was made on the basis of our strategic priorities and corresponds to the manner in which our Chief Executive Officer reviews and evaluates operating performance to make decisions about resource allocations to each segment.
A summarized description of our products and services and annual financial data for each segment can be found in Note 6 to our consolidated financial statements.

Total Company
•Inbound orders improved 5% year-over-year to $11.6 billion, driving backlog to $14.4 billion and marking a fourth consecutive year of growth in backlog;
•Cash flow from operations grew 39% versus the prior year to $961.0 million, with free cash flow growing 45% to $679.4 million;
•Nearly doubled shareholder distributions versus the prior year by returning $486 million through dividends and share repurchases, and authorized additional share repurchases of up to $1.0 billion; and
•Achieved investment grade debt ratings from multiple credit rating agencies, reflecting a stronger financial profile and improved market outlook.

Subsea
•Orders increased 7% year-over-year to $10.4 billion, highlighting continued strength in offshore activity;
•Third consecutive year for combination of direct awards, iEPCI™ projects, and Subsea Services to reach at least 70% of total Subsea inbound orders, reflecting our differentiated offerings, innovative technologies and strong client relationships;
•Record year of integrated project orders, with nearly $5 billion of inbound awarded from a diversified set of operators across six offshore basins;
•Tree orders from our Subsea 2.0® product platforms significantly outpaced the growth of our total tree awards versus the prior year; and
•Growth in Subsea Services inbound for the year was driven by increased installation activity, a growing installed base and aging infrastructure.

Surface
•Inbound orders decreased 5% year-over-year to $1.2 billion;
•Successful execution on our multi-year framework agreement with Abu Dhabi National Oil Company and further activity ramp in Saudi Arabia provided increased contribution to the Company’s revenue in international markets; and
•Continued to benefit from proactive steps taken to refocus the business through targeted actions, including the sale of the Measurement Solutions business (“MSB”) and further optimization of our Americas portfolio.

Several new energy initiatives progressed as we were awarded an iEPCI™ contract by Petrobras to deliver the Mero 3 HISEP® project, which will utilize subsea processing to capture carbon dioxide-rich dense gases and then inject them into the reservoir. We were also awarded a contract for the first all-electric iEPCI™ for carbon transportation and storage by the Northern Endurance Partnership, a joint venture between bp, Equinor, and TotalEnergies. In addition, we announced a collaboration agreement with Prysmian to further accelerate the development of floating offshore wind by providing an integrated solution that accelerates time to first power and reduces cost, while improving overall system reliability.
We finished the year having delivered on many notable achievements. Importantly, these results reflect major milestones on our more ambitious journey ahead. We enter 2025 with a strong market outlook and a further step-up in our targeted financial performance.
BUSINESS OUTLOOK
Overall Outlook – Global economic growth is expected to continue in 2025, although with regional disparity. Central banks remain diligent in their efforts to curb inflation, with many successfully navigating the balance between growth and price stability. At the same time, persistent geopolitical conflicts and economic sanctions risk further impacts to energy flows around the world, underscoring the importance of energy security worldwide.
We maintain a positive outlook for both oil and gas given the anticipated growth in energy demand, with affordability and energy security now major considerations in addition to sustainability commitments. This is reflected in the resource mix of our clients’ project portfolios and the broader strength in upstream spending.

The price of oil in the near-term continues to be supported by supply-related actions, including more disciplined capital spend as well as voluntary reductions to production by OPEC+ countries. We believe that offshore and Middle East markets will maintain investment preference for operators, with deepwater attracting a growing share of global capital flows, driven by much-improved economic returns and broad access to these resources. We also expect an increasing role for technology innovation in both conventional and new energies in the delivery of energy supply. In that context, TechnipFMC is well positioned to translate our technological, operational, and financial strength into value for our clients, employees, and shareholders.

In 2024, we announced a differentiated set of integrated awards, with three iEPCI™ projects all representing first-of-its-kind solutions. The Mero 3 HISEP® project was our first iEPCI™ for Petrobras and the first to utilize subsea processing to capture carbon dioxide (“CO2”) directly from the well stream for injection back into the reservoir, all on the seafloor. The Shell Sparta project was our first iEPCI™ to employ a 20,000-psi production system in the Paleogene play in the Gulf of America. And finally, we were awarded the first iEPCI™ encompassing an all-electric subsea system for carbon capture and storage from the Northern Endurance Partnership, a joint venture between bp, Equinor, and TotalEnergies. Each of these projects provides a unique solution to an industry challenge and exemplifies our differentiated technology portfolio that is creating new market opportunities for our company in existing offshore basins.
As evidenced by these awards, we believe that offshore will play a meaningful role in the development of renewable energy resources and the reduction of carbon emissions. Our efforts are focused on three main pillars: GHG removal, offshore floating renewables, and hydrogen solutions. We are also building on our partnerships as we look to expand our position as the leading architect for offshore energy.
In our New Energy business, we announced a new collaboration agreement in 2024 to deliver the industry’s first full water-column solution for offshore floating wind. Together with Prysmian, the leader in cabling solutions for the energy transition, we will combine our expertise in system design and integration capabilities in dynamic offshore applications to provide an iEPCI™ solution for the offshore floating wind market. We continue to create unique opportunities where we can leverage our onshore and offshore expertise and demonstrated project execution capabilities into leadership positions in evolving energy markets.
Subsea – Innovative approaches to subsea projects, like our iEPCI™ solution, have improved project economics through more efficient design and installation of the entire subsea field architecture. Our integrated commercial model, iEPCI™, brought together the complementary work scopes of the SPS with the SURF, and installation vessels. iEPCI™ created a new market and helped expand the deepwater opportunity set for our clients and has grown to represent nearly one-third of the addressable subsea market.
As the subsea industry continues to evolve, we are driving simplification, standardization, and industrialization to reduce cycle times and further reduce costs. An example of this is Subsea 2.0®, our pre-engineered configurable product offering. This technology simplifies projects by leveraging a CTO model that further accelerates time to first production while driving greater efficiencies for TechnipFMC.
With CTO, we have designed an architecture, process, tools, and culture, that are scalable and transformational to the future of our company. CTO has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25 percent lower product cost and a shortened 12-month delivery time for subsea production equipment—savings that are both real and sustainable. This has paved the way for other products within our portfolio to adopt a similar operating model, enabling an enterprise-wide way of working.
Given the significant improvement in project economics, more offshore discoveries can be developed economically well below today’s oil prices. We believe these fundamental changes are sustainable, as a result of new business models and technology pioneered by our company.
There is also momentum in new offshore frontiers as nations look to expand economic growth through the development of more recent resource discoveries. In late 2024, we were awarded TotalEnergies’ GranMorgu project—the first subsea development in Suriname. This project is also the first iEPCI™ to leverage our vessel ecosystem, which provides us the industry’s most comprehensive suite of pipelay solutions through partner relationships. In Namibia, there have been multiple discoveries, and operators have initiated appraisal drilling campaigns. We believe additional countries will seek to develop deepwater resources in other new frontiers during this decade, yielding additional inbound orders well beyond those projects currently in discussion.
Offshore development is likely to remain a significant part of many of our customers’ portfolios, not only because of improved economics, but because of the size and accessibility of these resources. We estimate over 35 MMBD of new oil production will be required by 2040 to meet future energy demand. Approximately 10 MMBD of the increase is expected to come from new deepwater production, which is significantly above the current level of offshore production.
After securing $20.2 billion of Subsea orders over the past two years, our strong market visibility gives us confidence we will exceed $10 billion of inbound in the current year—ensuring we deliver on our guidance of $30 billion over the three-years ending 2025. These orders are expected to include a more diversified mix of opportunities and further market adoption of Subsea 2.0® equipment and iEPCI™ projects. We also foresee the expanding reach of Subsea Services, derived from an aging installed base that continues to grow.
As we look beyond the current year, client discussions remain focused on future project activity as they seek to secure the quality capacity needed to execute their offshore developments. Our visibility into this pipeline of longer-term opportunities has improved, supported by a growing list of named projects identified for potential final investment decision that extend beyond the historical planning horizon. This gives us even greater confidence that activity will remain strong through the end of the decade.
Surface Technologies – International markets comprise a significant portion of segment revenue, representing over 60 percent in 2024. We continue to benefit from our exposure to the North Sea, Asia Pacific, and the Middle East. TechnipFMC’s unique capabilities in these markets – which demand higher specification equipment and local presence, including a services footprint – provide a platform for us to extend our leadership in these geographies.
Investment in international markets is less cyclical than in North America, as most activities are undertaken by national oil companies with long-term investment horizons that are less sensitive to fluctuations in commodity prices. This is most evident in the Middle East, where the growth we anticipated is materializing, driven by the ramp up in activity in the United Arab Emirates and the Kingdom of Saudi Arabia. This represents a differentiated growth opportunity for our company.

CONSOLIDATED RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

	Year Ended December 31,			Change
(In millions, except percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenue	$9,083.3	$7,824.2	$6,700.4	$1,259.1	16.1%	$1,123.8	16.8%

Costs and expenses
Cost of sales	7,360.2	6,550.1	5,804.1	810.1	12.4%	746.0	12.9%
Selling, general and administrative expense	667.1	675.9	616.8	(8.8)	(1.3)%	59.1	9.6%
Research and development expense	73.4	69.0	67.0	4.4	6.4%	2.0	3.0%
Restructuring, impairment and other expenses	25.8	20.0	15.2	5.8	29.0%	4.8	31.6%
Total costs and expenses	8,126.5	7,315.0	6,503.1	811.5	11.1%	811.9	12.5%

Other income (expense), net	(45.9)	(248.3)	5.4	202.4	81.5%	(253.7)	n/m
Income from equity affiliates	21.7	34.4	44.6	(12.7)	(36.9)%	(10.2)	(22.9)%
Gain on disposal of Measurement Solutions business	71.3	—	—	71.3	—%	—	n/m
Loss from investment in Technip Energies	—	—	(27.7)	—	—%	27.7	100.0%
Loss on early extinguishment of debt	—	—	(29.8)	—	—%	29.8	100.0%
Net interest expense	(63.5)	(88.7)	(120.9)	25.2	28.4%	32.2	26.6%
Income before income taxes	940.4	206.6	68.9	733.8	355.2%	137.7	199.9%
Provision for income taxes	85.1	154.7	105.4	(69.6)	(45.0)%	49.3	46.8%
Income (loss) from continuing operations	855.3	51.9	(36.5)	803.4	1,548.0%	88.4	242.2%
(Income) loss attributable to non-controlling interests	(12.4)	4.3	(25.4)	(16.7)	(388.4)%	29.7	116.9%
Income (loss) attributable to TechnipFMC plc	842.9	56.2	(61.9)	786.7	1,399.8%	118.1	190.8%
Loss from discontinued operations	—	—	(45.3)	—	—%	45.3	100.0%
Net income (loss) attributable to TechnipFMC plc	$842.9	$56.2	$(107.2)	$786.7	1,399.8%	$163.4	152.4%
n/m = Not meaningful

Results of Operations in 2024 Compared to 2023
Revenue
Revenue increased $1,259.1 million in 2024, compared to the same period in 2023. Subsea revenue increased by $1,385.1 million, driven by conversion of increased backlog, which was 49.6% higher as of December 31, 2023, when compared to December 31, 2022, and resulted in increased revenue from higher iEPCI™, installation, supply of flexible pipe and services activities particularly in Angola, the United States, Guyana and Australia. Surface Technologies revenue decreased by $126.0 million, compared to the same period in 2023. The decline was primarily due to lower activity in North America, Europe, Latin America and the sale of MSB during the three months ended March 31, 2024, which collectively decreased revenues by $202.9 million. This decrease was partially offset by $76.9 million of revenue growth from higher equipment delivery across the rest of the world, with the majority of the increase occurring in the Middle East.

Gross Profit
Gross profit (revenue less cost of sales) increased to $1,723.1 million in 2024 compared to $1,274.1 million in 2023. Subsea gross profit increased year-over-year by $450.9 million, of which $230.2 million was due to volume increase and $220.7 million due to a favorable activity mix. Surface Technologies gross profit decreased by $2.9 million compared to the same period in 2023, primarily due to lower activity in North America, Europe, Latin America and the sale of MSB in the three months ended March 31, 2024 which collectively resulted in a decrease of $35.4 million, partially offset by $32.5 million of higher profitability from growth and higher operational leverage and efficiency across international markets especially in the Middle East.
Selling, General and Administrative Expense
Selling, general and administrative expense was flat year-over-year.
Other Income (Expense), Net
Other income (expense), net includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and non-operating gains and losses. The net decrease in expense of $202.4 million was primarily driven by the $126.5 million non-recurring legal settlement charge recognized during 2023. Foreign currency loss decreased by $90.5 million, primarily due to a reduction in exposures to certain currencies with limited derivative hedging markets such as the Argentine peso and Angolan kwanza, compared to the prior year. These decreases were partially offset by a net increase in miscellaneous other non-operating charges.
Gain on disposal of Measurement Solutions business
For the year ended December 31, 2024, we recognized a gain of $71.3 million from the sale of equity interests and assets of MSB.

Income from Equity Affiliates
For the years ended December 31, 2024 and 2023, we recorded income from equity method affiliates of $21.7 million and $34.4 million, respectively. The year-over-year decline was driven by a decrease in the operational activity of our joint ventures.
Net Interest Expense
Net interest expense decreased by $25.2 million in 2024, compared to 2023, largely due to the reduction in outstanding debt.
Provision for Income Taxes
Our provision for income taxes for 2024 and 2023 reflected effective tax rates of 9.0% and 74.9%, respectively. The change in the effective tax rate was largely due to changes of valuation allowances on some of our deferred tax assets, changes in geographical profit mix year-over-year, and tax adjustments related to uncertain tax positions.
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

Subsea

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2024	2023	2022	2024 vs. 2023			2023 vs. 2022
Revenue	$7,819.9	$6,434.8	$5,461.2	$1,385.1	21.5%		$973.6	17.8%
Operating profit	$953.1	$543.6	$317.6	$409.5	75.3%		$226.0	71.2%

Operating profit as a percentage of revenue	12.2%	8.4%	5.8%		3.8	pts.		2.6	pts.

Subsea revenue increased $1,385.1 million during the year ended December 31, 2024, compared to the same period in 2023, driven by increased backlog during 2023 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. $428.8 million of the increase in revenue was from Angola, $296.5 million from the United States, $295.3 million from Guyana and $168.0 million from Australia, driven by higher iEPCI™, installation, supply of flexible pipe and services activities. The rest of the world contributed a net increase of $196.5 million.
Subsea operating profit for the year ended December 31, 2024, increased by $409.5 million. This was largely due to favorable activity mix, which contributed $220.7 million, and higher volume, which added $230.2 million. These improvements were partially offset by a $41.4 million increase in operating expense related to the higher activity.
Surface Technologies

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2024	2023	2022	2024 vs. 2023			2023 vs. 2022
Revenue	$1,263.4	$1,389.4	$1,239.2	$(126.0)	(9.1)%		$150.2	12.1%
Operating profit	$204.2	$114.6	$58.3	$89.6	78.2%		$56.3	96.6%

Operating profit as a percentage of revenue	16.2%	8.2%	4.7%		8.0	pts.		3.5	pts.

Surface Technologies revenue decreased by $126.0 million, compared to the same period in 2023, primarily due to $202.9 million decrease in revenue as a result of lower drilling and completion activity in North America, Europe, Latin America and the sale of MSB during the three months ended March 31, 2024. This decrease was partially offset by $76.9 million of revenue growth from higher equipment delivery across the rest of the world, with the majority of the increase occurring in the Middle East.
Surface Technologies operating profit increased by $89.6 million compared to the same period in 2023 and was primarily driven by the $71.3 million gain on the sale of MSB, which was partially offset by lower activity in North America and Latin America, resulting in a net increase of $57.1million. Additionally, improved operating performance in Middle East, Asia Pacific and other operating units generated improved profitability of $32.5 million.
Corporate Items

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Corporate expense	$(124.9)	$(243.9)	$(104.7)	$119.0	48.8%	$(139.2)	(133.0)%
Corporate expense decreased by $119.0 million compared to the same period in the prior year, primarily driven by the non-recurring legal settlement charge of $126.5 million incurred during 2023.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders — Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders Year Ended December 31,
(In millions)	2024	2023
Subsea	$10,403.5	$9,749.0
Surface Technologies	1,171.1	1,233.9
Total inbound orders	$11,574.6	$10,982.9

Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 5 to our consolidated financial statements for further details.

	Order Backlog December 31,
(In millions)	2024	2023
Subsea	$13,518.1	$12,164.1
Surface Technologies	858.2	1,066.9
Total order backlog	$14,376.3	$13,231.0

Subsea - Subsea backlog of $13,518.1 million as of December 31, 2024 increased by $1,354.0 million compared to December 31, 2023, and was composed of various subsea projects, including TotalEnergies GranMorgu and Mozambique LNG; Equinor Raia and Rosebank; Petrobras Mero 3 HISEP® and Buzios 6; bp NEP and Kaskida, ExxonMobil Whiptail and Uaru; Shell Bonga North and Sparta; Energean Katlan; AkerBP Utsira High and Azule Energy Agogo.
Surface Technologies - Order backlog for Surface Technologies as of December 31, 2024 decreased by $208.7 million, compared to December 31, 2023. Surface Technologies’ backlog of $858.2 million as of December 31, 2024, was composed primarily of projects for customers in the Middle East, namely ADNOC and Saudi Aramco. The remaining backlog was composed of various projects in the rest of the world.
LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flows through bank accounts controlled and maintained by TechnipFMC globally in various jurisdictions to best meet the liquidity needs of our global operations.
Net Cash (Debt) - Net cash (debt) is a non-GAAP financial measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP financial measure to evaluate our capital structure and financial leverage. We believe net cash, or net debt, is a meaningful financial measure that may assist investors in understanding our financial condition and recognizing underlying trends in our capital structure. Net cash (debt) should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.
The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our consolidated balance sheets.

	Year Ended December 31,
(In millions)	2024	2023
Cash and cash equivalents	$1,157.7	$951.7
Short-term debt and current portion of long-term debt	(277.9)	(153.8)
Long-term debt, less current portion	(607.3)	(913.5)
Net cash (debt)	$272.5	$(115.6)

Cash Flows
Cash flows for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash provided by operating activities	$961.0	$693.0	$352.1
Cash provided (required) by investing activities	(75.8)	(125.6)	162.2
Cash required by financing activities	(648.0)	(656.5)	(796.7)
Effect of exchange rate changes on cash and cash equivalents	(31.2)	(16.3)	12.1
Increase (decrease) in cash and cash equivalents	$206.0	$(105.4)	$(270.3)

(Increase) decrease in working capital	$(98.9)	$302.2	$(81.1)

Free cash flow	$679.4	$467.8	$194.2

Operating cash flows - During 2024 and 2023, we generated $961.0 million and $693.0 million in operating cash flows, respectively. The increase of $268.0 million in 2024, as compared to 2023, was due to increased volume and an improved mix of projects resulting in strong cash collections, offset by a higher volume of vendor payments to support the higher business activity.
Investing cash flows - We used $75.8 million and $125.6 million in investing activities during 2024 and 2023, respectively. The decrease of $49.8 million was primarily due to $186.1 million in proceeds received from the sale of MSB, which was partially offset by a decrease of $65.5 million of proceeds from the sale of other assets and an increase in capital expenditures of $56.4 million as compared to the same period in 2023.
Financing cash flows - Financing activities used $648.0 million and $656.5 million in 2024 and 2023, respectively. The decrease of $8.5 million was mainly due to a decrease in net debt repayments of $220.3 million and an increase in proceeds from the exercise of stock options of $31.1 million. These were partially offset by an increase of $195.0 million in share repurchases and $42.4 million in dividends paid as compared to 2023.
The change in working capital represents total changes in current assets and liabilities.
Free cash flow is defined as operating cash flows from operations less capital expenditures. Management uses this non-GAAP financial measure to evaluate our financial condition. We believe free cash flow is a meaningful financial measure that may assist investors in understanding our financial condition and results of operations. The following table reconciles cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP, to free cash flow (non-GAAP measure).

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash provided by operating activities	$961.0	$693.0	$352.1
Capital expenditures	(281.6)	(225.2)	(157.9)
Free cash flow	$679.4	$467.8	$194.2

Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of December 31, 2024 there were no letters of credit outstanding and availability of borrowings under the Revolving Credit Facility was $1,250.0 million.
As of December 31, 2024 TechnipFMC was in compliance with all debt covenants. See Note 16 to our consolidated financial statements for further detail.

Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are ‘BBB-’ for our long-term unsecured, guaranteed debt (2021 Notes) and ‘BBB-’ for our 2012 and 2020 long-term unsecured debt (the 2012 and 2020 Private Placement Notes). Our credit rating with Moody’s is ‘Ba1’ for our long-term unsecured, guaranteed debt as of December 31, 2024. See Note 16 for further details regarding our debt.
On March 7, 2024, S&P upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes. On June 27, 2024, Fitch assigned a first-time investment grade long-term issuer default rating of ’BB-' to TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Debt Rating (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released.

On January 23, 2025, Moody’s upgraded TechnipFMC to ‘Baa3’ from ‘Ba1’, while maintaining a positive outlook, for the issuer-level ratings on the Company’s senior unsecured notes due 2026.

Dividends - Our Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share during each quarter of 2024. The cash dividends paid during the year ended December 31, 2024 were $85.9 million. These dividends represent $0.20 per share on an annualized basis. We intend to pay dividends on a quarterly basis, subject to review and approval by our Board of Directors in its sole discretion.

Share Repurchase - On July 26, 2023 and October 23, 2024, our Board of Directors authorized share repurchases of up to $400.0 million and $1.0 billion, respectively. The Company’s total share repurchase authorization increased to $1.8 billion of our outstanding ordinary shares under our share repurchase program, and pursuant to this share repurchase program, we repurchased $400.1 million of ordinary shares during the year ended December 31, 2024.

Based upon the remaining repurchase authority of $1.1 billion and the closing stock price as of December 31, 2024, approximately 37.8 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $705.5 million of ordinary shares through December 31, 2024. All shares repurchased were immediately cancelled.
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
Contractual and Other Obligations
The Company’s principal contractual commitments include purchase obligations, repayments of long-term debt and related interest, and payments under operating and finance leases. As of December 31, 2024, we had $1.6 billion of purchase obligations, more than 90% of which is short-term. Substantially all of these commitments are associated with purchases made to fulfill our customer’s orders, the costs associated with these agreements will ultimately be reflected in cost of sales in our consolidated statements of income.

Refer to respective notes to the consolidated financial statements for further information about our share repurchase program (Note 17), long-term debt obligations (Note 16), guarantees (Notes 12 and 20) and lease payment obligations (Note 4).
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
Our gross profit for the year ended December 31, 2024 was negatively impacted on a net basis by approximately $55.1 million, as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2023 with net $57.1 million unfavorable and $2.0 million favorable in our Subsea and Surface Technologies segments, respectively.
Certain projects were significantly impacted negatively by changes to estimated project costs during this period totaled $102.2 million. These were offset partially by projects with material positive impacts from favorable negotiations of variable considerations of $97.3 million. The remaining other changes resulted in a net negative impact of $50.0 million.
Accounting for Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United Kingdom and numerous foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense.
In determining our income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record a valuation allowance to reduce the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period, requires management to make assumptions about our future income over the lives of the deferred tax assets, and finally, the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.
Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our segments’ performance, our backlog, planned timing of new product launches; and customer sales commitments. Significant changes in our judgment related to the expected realizability of a deferred tax asset results in an adjustment to the associated valuation allowance.

As of December 31, 2024, we have provided a valuation allowance against the related deferred tax assets where we believe it is not more likely than not that we will generate future taxable income sufficient to realize such assets. During the year ended December 31, 2024, we recorded a benefit of $194.9 million due to the release of a valuation allowance on US net deferred tax assets, the largest of which included net operating losses and a partial release of a valuation allowance on foreign tax credits. In reaching this determination, the Company considered the growing trend of profitability over the last three years in the US, as well as expectations regarding the generation of future taxable income and the sources of future taxable income. During the year we established a $63.9 million valuation allowance in a Brazil entity on the basis that it is not more likely than not that we will generate future taxable income sufficient to realize the entity’s net deferred tax assets, which resulted in additional income tax expense of $23.2 million and additional tax expense recognized within other comprehensive loss of $40.7 million.
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
The following table illustrates the sensitivity of changes in the discount rate and expected long-term return on plan assets on pension expense and the projected benefit obligation:

(In millions, except basis points)	Increase (Decrease) in 2024 Pension Expense Before Income Taxes	Increase (Decrease) in Projected Benefit Obligation as of December 31, 2024
25 basis point decrease in discount rate	$1.2	$21.5
25 basis point increase in discount rate	$(1.2)	$(20.5)
25 basis point decrease in expected long-term rate of return on plan assets	$1.7	N/A
25 basis point increase in expected long-term rate of return on plan assets	$(1.7)	N/A

Impairment of Long-Lived and Intangible Assets
Long-lived assets, including vessels, property, plant and equipment, identifiable intangible assets being amortized, and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. Because there usually is a lack of quoted market prices for long-lived assets, fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or based on a multiple of operating cash flows validated with historical market transactions of similar assets where possible. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of revenue, forecasted utilization, operating costs and capital decisions, and all available information at the date of review. If future market conditions deteriorate beyond our current expectations and assumptions, impairments of long-lived assets may be identified if we conclude that the carrying amounts are no longer recoverable.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 to our consolidated financial statements for further details.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments for speculative purposes. As of December 31, 2024 and 2023, substantially all of our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.
These disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices, or equity prices.
Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are, therefore, subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies over 2024 would have changed our revenue and income before income taxes attributable to TechnipFMC by approximately $475.3 million and $46.4 million, respectively.
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

For our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges, a 10% increase in the value of the U.S. dollar would have resulted in an additional loss of approximately $110.6 million in the net fair value of cash flow hedges reflected in our consolidated balance sheet as of December 31, 2024.
Interest Rate Risk
We assess effectiveness of foreign currency forward contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. To the extent any one interest rate increases by 10% across all tenors and other countries’ interest rates remain fixed, and assuming no change in discount rates, we would expect to recognize a decrease of $6.0 million in unrealized earnings from foreign currency forward contracts designated as cash flow hedges in the period of change. Based on our portfolio as of December 31, 2024, we have material positions with exposure to interest rates in the United States, Brazil, the United Kingdom, Singapore, and Norway.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of TechnipFMC plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of TechnipFMC plc and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Determination of Estimated Costs to Complete for Long-Term Contracts

As described in Note 1 to the consolidated financial statements, approximately 70% of the total revenue of $9.1 billion for the year ended December 31, 2024 is generated from long-term contracts. As disclosed by management, for the Company’s long-term contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer that occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on many of the performance obligations, management’s estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. There are many factors, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, and weather, all of which can affect the accuracy of cost estimates, and ultimately, future profitability.

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
February 27, 2025

We have served as the Company’s auditor since 2017.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In millions, except per share data)	2024	2023	2022
Revenue
Service revenue	$5,520.8	$4,283.3	$3,628.3
Product revenue	3,319.8	3,267.4	2,857.0
Lease revenue	242.7	273.5	215.1
Total revenue	9,083.3	7,824.2	6,700.4

Costs and expenses
Cost of service revenue	4,617.0	3,425.3	3,042.2
Cost of product revenue	2,591.2	2,936.3	2,595.7
Cost of lease revenue	152.0	188.5	166.2
Selling, general and administrative expense	667.1	675.9	616.8
Research and development expense	73.4	69.0	67.0
Restructuring, impairment and other expenses	25.8	20.0	15.2
Total costs and expenses	8,126.5	7,315.0	6,503.1

Other income (expense), net (Note 20)	(45.9)	(248.3)	5.4
Gain on disposal of Measurement Solutions business (Note 3)	71.3	—	—
Income from equity affiliates (Note 12)	21.7	34.4	44.6
Loss from Investment in Technip Energies	—	—	(27.7)
Income before net interest expense and income taxes	1,003.9	295.3	219.6
Interest income	33.9	33.5	17.8
Interest expense	(97.4)	(122.2)	(138.7)
Loss on early extinguishment of debt	—	—	(29.8)
Income before income taxes	940.4	206.6	68.9
Provision for income taxes (Note 21)	85.1	154.7	105.4
Income (loss) from continuing operations	855.3	51.9	(36.5)
(Income) loss attributable to non-controlling interests	(12.4)	4.3	(25.4)
Income (loss) attributable to TechnipFMC plc	842.9	56.2	(61.9)
Loss from discontinued operations	—	—	(45.3)
Net income (loss) attributable to TechnipFMC plc	$842.9	$56.2	$(107.2)

Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$1.96	$0.13	$(0.14)
Diluted	$1.91	$0.12	$(0.14)

Earnings (loss) per share from discontinued operations attributable to TechnipFMC
Basic and diluted	$—	$—	$(0.10)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$1.96	$0.13	$(0.24)
Diluted	$1.91	$0.12	$(0.24)

Weighted average shares outstanding (Note 7)
Basic	429.1	438.6	449.5
Diluted	440.5	452.3	449.5
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In millions)	2024	2023	2022
Net income (loss) attributable to TechnipFMC plc	$842.9	$56.2	$(107.2)
(Income) loss attributable to non-controlling interests	(12.4)	4.3	(25.4)
Net income (loss) attributable to TechnipFMC plc, including non-controlling interests	855.3	51.9	(81.8)

Foreign currency translation adjustments
Net unrealized gains (losses) arising during the period	(276.5)	68.0	(20.2)
Reclassification adjustment for net (gains) losses included in net income	10.5	(7.0)	(3.2)
Foreign currency translation adjustments (a)	(266.0)	61.0	(23.4)

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	(141.4)	41.6	(25.1)
Reclassification adjustment for net (gains) losses included in net income	(11.1)	(3.6)	25.3
Net gains (losses) on hedging instruments (b)	(152.5)	38.0	0.2

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(19.6)	(44.7)	13.3
Reclassification adjustment for settlement losses included in net income	—	—	0.6
Reclassification adjustment for amortization of prior service cost included in net income	0.3	0.3	0.2
Reclassification adjustment for amortization of net actuarial loss included in net income	9.1	8.9	8.3
Reclassification adjustment for net (gain) included in net income	(2.3)	—	—
Net pension and other post-retirement benefits (c)	(12.5)	(35.5)	22.4
Other comprehensive income (loss), net of tax	(431.0)	63.5	(0.8)
Comprehensive income (loss)	424.3	115.4	(82.6)
Comprehensive (income) loss attributable to non-controlling interests	(12.2)	0.5	(21.3)
Comprehensive income (loss) attributable to TechnipFMC plc	$412.1	$115.9	$(103.9)

(a)Net of income tax (expense) benefit of nil for each of the years ended December 31, 2024, 2023 and 2022.
(b)Net of income tax (expense) benefit of $(7.3) million, $(3.0) million and $(8.0) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(c)Net of income tax (expense) benefit of $(5.8) million, $3.7 million and $(9.6) million for the years ended December 31, 2024, 2023 and 2022, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	December 31,
Assets	2024	2023
Cash and cash equivalents	$1,157.7	$951.7
Trade receivables, net of allowances of $43.4 in 2024 and $34.4 in 2023	1,318.5	1,138.1
Contract assets, net of allowances of $1.3 in 2024 and $1.4 in 2023	967.7	1,010.1
Inventories, net (Note 9)	1,076.7	1,100.3
Derivative financial instruments (Note 23)	347.1	183.4
Income taxes receivable	136.6	156.2
Advances paid to suppliers	116.9	89.5
Measurements Solutions business classified as assets held for sale (Note 3)	—	152.1
Other current assets (Note 10)	346.4	414.0
Total current assets	5,467.6	5,195.4
Investments in equity affiliates (Note 12)	244.5	274.4
Property, plant and equipment, net (Note 14)	2,133.8	2,270.9
Operating lease right-of-use assets (Note 4)	723.3	739.6
Finance lease right-of-use assets (Note 4)	96.9	91.6
Intangible assets, net (Note 15)	508.3	601.6
Deferred income taxes (Note 21)	259.7	164.8
Derivative financial instruments (Note 23)	176.8	30.4
Other assets	258.3	287.9
Total assets	$9,869.2	$9,656.6

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 16)	$277.9	$153.8
Operating lease liabilities (Note 4)	131.0	136.5
Finance lease liabilities (Note 4)	61.9	9.9
Accounts payable, trade	1,302.6	1,355.8
Contract liabilities	1,786.6	1,485.8
Accrued payroll	185.3	187.8
Derivative financial instruments (Note 23)	396.8	179.9
Income taxes payable	156.5	146.8
Measurements Solutions business classified as liabilities held for sale (Note 3)	—	64.3
Other current liabilities (Note 10)	566.2	748.0
Total current liabilities	4,864.8	4,468.6
Long-term debt, less current portion (Note 16)	607.3	913.5
Operating lease liabilities, less current portion (Note 4)	661.5	667.1
Finance lease liabilities (Note 4)	51.8	88.4
Deferred income taxes (Note 21)	54.4	92.2
Accrued pension and other post-retirement benefits, less current portion (Note 22)	129.3	84.4
Derivative financial instruments (Note 23)	242.5	24.8
Other liabilities	119.2	145.5
Total liabilities	6,730.8	6,484.5
Commitments and contingent liabilities (Note 20)
Stockholders’ equity (Note 17)
Ordinary shares, $1 par value; 618.3 shares authorized in 2024 and 2023; 423.1 shares and 432.9 shares issued and outstanding in 2024 and 2023, respectively	423.0	432.9
Capital in excess of par value of ordinary shares	8,653.4	8,938.9
Accumulated deficit	(4,309.8)	(4,993.1)
Accumulated other comprehensive loss	(1,672.8)	(1,242.0)
Total TechnipFMC plc stockholders’ equity	3,093.8	3,136.7
Non-controlling interests	44.6	35.4
Total equity	3,138.4	3,172.1
Total liabilities and equity	$9,869.2	$9,656.6

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash provided by operating activities
Net income (loss)	$855.3	$51.9	$(81.8)
Net loss from discontinued operations	—	—	45.3
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	392.7	377.8	377.2
Employee benefit plan and share-based compensation costs	76.2	30.8	33.5
Deferred income tax benefit	(246.1)	(54.2)	(13.0)
Loss from investment in Technip Energies	—	—	27.7
Derivative instruments and foreign exchange	(73.6)	29.6	54.0
Income from equity affiliates, net of dividends received	28.8	(34.2)	(31.9)
Gain on disposal of Measurement Solutions business	(71.3)	—	—
Loss on early extinguishment of debt	—	—	29.8
Other	17.0	42.4	11.4
Changes in operating assets and liabilities
Trade receivables, net and Contract assets	(236.1)	(227.7)	(160.2)
Inventories, net	(42.0)	(91.2)	(35.0)
Accounts payable, trade	8.2	62.5	52.1
Contract liabilities	362.7	321.0	164.5
Income taxes payable (receivable), net	34.8	34.3	(62.1)
Other current assets and liabilities, net	(226.5)	203.3	(40.4)
Other non-current assets and liabilities, net	80.9	(53.3)	(19.0)
Cash provided by operating activities	961.0	693.0	352.1

Cash provided (required) by investing activities
Capital expenditures	(281.6)	(225.2)	(157.9)
Proceeds from sale of assets	19.2	84.7	30.2
Proceeds from sales of investment in Technip Energies	—	—	288.5
Proceeds from sale of Measurement Solutions business	186.1	—	—
Other	0.5	14.9	1.4
Cash provided (required) by investing activities	(75.8)	(125.6)	162.2

Cash required by financing activities
Decrease in short-term debt	(121.3)	(341.6)	(200.4)
Cash settlement for derivative hedging debt	(1.2)	(30.1)	(80.5)
Proceeds from issuance of long-term debt	—	—	60.9
Repayments of long-term debt	—	—	(451.7)
Share repurchases	(400.1)	(205.1)	(100.2)
Dividends paid	(85.9)	(43.5)	—
Payments related to taxes withheld on share-based compensation	(49.7)	(17.2)	(4.9)
Other	10.2	(19.0)	(19.9)
Cash required by financing activities	(648.0)	(656.5)	(796.7)
Effect of changes in foreign exchange rates on cash and cash equivalents	(31.2)	(16.3)	12.1
Increase (decrease) in cash and cash equivalents	206.0	(105.4)	(270.3)
Cash and cash equivalents in the statement of cash flows, beginning of year	951.7	1,057.1	1,327.4
Cash and cash equivalents in the statement of cash flows, end of year	$1,157.7	$951.7	$1,057.1

The following items are included within operating activities:

	Year Ended December 31,
(In millions)	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest (net of interest capitalized)	$63.1	$93.4	$109.2
Cash paid for income taxes (net of refunds received)	$249.7	$150.7	$189.2

The following table provides non-cash investing and financing activities:

	Year Ended December 31,
(In millions)	2024	2023	2022
Dividend receivable in exchange for loan receivable	$—	$85.0	$—

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2021	$450.7	$9,160.8	$(4,903.8)	$(1,305.0)	$15.7	$3,418.4
Net income (loss)	—	—	(107.2)	—	25.4	(81.8)
Other comprehensive income (loss)	—	—	—	3.3	(4.1)	(0.8)
Issuance of ordinary shares	1.6	(1.5)	—	—	—	0.1
Share-based compensation (Note 18)	—	40.5	—	—	—	40.5
Shares repurchased and cancelled	(10.1)	(90.1)	—	—	—	(100.2)
Other	—	—	1.0	—	(0.5)	0.5
Balance as of December 31, 2022	$442.2	$9,109.7	$(5,010.0)	$(1,301.7)	$36.5	$3,276.7

Net income (loss)	$—	$—	$56.2	$—	$(4.3)	$51.9
Other comprehensive income	—	—	—	59.7	3.8	63.5
Issuance of ordinary shares, net of shares withheld for tax	3.0	(20.1)	—	—	—	(17.1)
Share-based compensation (Note 18)	—	40.9	—	—	—	40.9
Shares repurchased and cancelled	(12.3)	(192.8)				(205.1)
Dividends declared and paid (Note 17)	—	—	(43.5)	—	—	(43.5)
Other	—	1.2	4.2	—	(0.6)	4.8
Balance as of December 31, 2023	$432.9	$8,938.9	$(4,993.1)	$(1,242.0)	$35.4	$3,172.1

Net income	$—	$—	$842.9	$—	$12.4	$855.3
Other comprehensive loss	—	—	—	(430.8)	(0.2)	(431.0)
Issuance of ordinary shares, net of shares withheld for tax	4.3	(54.0)	—	—	—	(49.7)
Share-based compensation (Note 18)	—	58.3	—	—	—	58.3
Shares repurchased and cancelled	(15.5)	(320.4)	(64.2)	—	—	(400.1)
Proceeds from exercise of stock options	1.3	30.9	—	—	—	32.2
Dividends declared and paid (Note 17)	—	—	(85.9)	—	(2.3)	(88.2)
Other	—	(0.3)	(9.5)	—	(0.7)	(10.5)
Balance as of December 31, 2024	$423.0	$8,653.4	$(4,309.8)	$(1,672.8)	$44.6	$3,138.4
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations - TechnipFMC plc and consolidated subsidiaries (“TechnipFMC,” “we,” “us” or “our”) is a global leader in oil and natural gas projects, technologies, systems and services through our business segments: Subsea and Surface Technologies. We have manufacturing operations worldwide, strategically located to facilitate delivery of our products, systems, and services to our customers.
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
Principles of consolidation - The consolidated financial statements include the accounts of TechnipFMC, its controlled subsidiaries, and affiliates. We consolidate an entity when we have a variable interest in an entity for which we are the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation.

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
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include, but are not limited to, estimates of total contract profit or loss on long-term construction-type contracts; estimated realizable value on excess and obsolete inventory; estimates related to pension accounting; estimates related to fair value for purposes of assessing long-lived assets and intangible assets for impairment, and estimates related to income taxes.
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
Leases - The majority of our leases are operating leases. We account for leases in accordance with ASC Topic 842, Leases.

We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if we have the right to control the use of the identified asset. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities (current), and Operating lease liabilities (non-current) in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term. With the exception of rare cases in which the implicit rate is readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease cost for lease payments is recognized on a straight-line basis over the lease term.
Lease terms within our lessee arrangements may include options to extend/renew or terminate the lease and/or purchase the underlying asset when it is reasonably certain that we will exercise that option. TechnipFMC applies a portfolio approach by asset class to determine lease term renewals. The leases within these portfolios are categorized by asset class and have initial lease terms that vary depending on the asset class. The renewal terms range from one year to five years for asset classes such as temporary residential housing, forklifts, vehicles, vessels, office and IT equipment, and tool rentals, and up to 15 years or more for commercial real estate. Short-term leases with an initial term of 12 months or less that do not include a purchase option are not recorded on the balance sheet. Lease costs for short-term leases are recognized on a straight-line basis over the lease term and amounts related to short-term leases are disclosed within our financial statements.
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

Variable consideration - Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain variable considerations that can either increase or decrease the transaction price. Variability in the transaction price arises due to liquidated damages. We consider our experience with similar transactions and expectations regarding the contract in estimating the amount of variable consideration to which we will be entitled, and determining whether the estimated variable consideration should be constrained. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us.
Payment terms - Progress billings are generally issued upon completion of certain phases of the work as stipulated in the contract. Payment terms may either be fixed, lump-sum, or driven by time and materials (e.g., daily or hourly rates, plus materials). Because typically the customer retains a small portion of the contract price until completion of the contract, our contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables in the consolidated balance sheets. The portion of the payments retained by the customer until the final contract settlement is not considered a significant financing component because the intent is to protect the customer. For some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities in the consolidated balance sheets. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.
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
Revenue recognized over time - Our performance obligations are satisfied over time either as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for approximately 70%, 64%, and 63% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress.
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
Property, plant and equipment - Property, plant and equipment is recorded at cost. Depreciation is principally provided on the straight-line basis over the estimated useful lives of the assets (vessels - 10 to 30 years; buildings - 10 to 50 years; and machinery and equipment - three to 20 years). Gains and losses are realized upon the sale or retirement of assets and are recorded in other income (expense), net on our consolidated statements of income. Maintenance and repair costs are expensed as incurred. Expenditures that extend the useful lives of property, plant and equipment are capitalized and depreciated over the estimated new remaining life of the asset.
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
Intangible assets - Our acquired intangible assets are generally amortized on a straight-line basis over their estimated useful lives, which generally range from two to 20 years. Our acquired intangible assets do not have indefinite lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.
Capitalized software costs are recorded at cost. Capitalized software costs include purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives. For internal use software, the useful lives range from three to 10 years. For Internet website costs, the estimated useful lives do not exceed three years.

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
Fair value measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The fair value framework requires the categorization of assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities, with the exception of certain assets and liabilities measured using the net asset value practical expedient, which are not required to be leveled. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities
•Level 2: Observable inputs other than quoted prices included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets
•Level 3: Unobservable inputs reflecting management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
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

Foreign currency - Financial statements of operations for which the U.S. dollar is not the functional currency, and which are located in non-highly inflationary countries, are translated into U.S. dollars prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash, cash equivalents, and debt in highly inflationary economies are included in interest income or expense.
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
Derivative instruments - Derivatives are recognized in the consolidated balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge. Each instrument is accounted for individually and assets and liabilities are not offset.
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
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In November 2023, the Financial Accounting Standards Board (“the FASB”) issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. We have adopted the new disclosures as required for the year ended December 31, 2024 and beginning in 2025 for interim periods.

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
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires public business entities to provide disaggregated disclosures of income statement expenses in the footnotes. This includes detailed breakdowns of expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The new guidance will be applied prospectively (with retrospective application permitted) and is effective in the 2027 annual period and in 2028 for interim periods, with early adoption permitted. We are currently evaluating the impact of this standard on the related disclosures.
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
We recorded transaction costs associated with the sale of $5.2 million during both the three months ended March 31, 2024 and December 31, 2023. These transaction costs are included within restructuring, impairment and other charges in our consolidated statements of income.
On March 11, 2024, we completed the sale of equity interests and assets of MSB for cash proceeds of $186.1 million and during the year ended December 31, 2024 recognized a net gain on disposal of $71.3 million. The purchase consideration was adjusted for various working capital balances and assumed liabilities as of the transaction closing date.
NOTE 4. LEASES
Lessee Arrangements
We lease real estate, including land, buildings and warehouses, machinery/equipment, vessels, vehicles, and various types of manufacturing and data processing equipment, from a lessee perspective. Leases of real estate generally provide for payment of property taxes, insurance, and repairs by us. The majority of our leases are classified as operating leases.

The following table is a summary of the Company’s components of net lease cost for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(In millions)	2024	2023	2022
Operating and Finance lease costs	$218.7	$201.9	$177.9
Short-term lease costs	44.8	45.7	14.0
Less: sublease income(a)	14.8	5.7	3.6
Net lease cost	$248.7	$241.9	$188.3
(a) TechnipFMC currently subleases certain of its leased real estate and vessels to third parties.

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows from operating and finance leases	$216.9	$197.2	$171.0
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$174.9	$67.1	$279.4
Finance leases	$41.7	$48.8	$8.6

Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 is as follows:

	December 31,
(In millions, except lease term and discount rate)	2024	2023
Weighted average remaining lease term
Operating leases	10.5 years	11.4 years
Finance leases	2.2 years	2.7 years

Weighted average discount rate
Operating leases	6.1%	6.0%
Finance leases	16.5%	15.04%

Maturities of operating and finance lease liabilities as of December 31, 2024 are as follows:

(In millions)	Maturity of Operating Lease Liabilities	Maturity of Finance Lease Liabilities
2025	$167.7	$67.4
2026	151.6	26.9
2027	128.0	18.6
2028	91.1	12.3
2029	54.1	0.6
Thereafter	518.3	—
Total lease payments	1,110.8	125.8
Less: Imputed interest	318.3	12.1
Total lease liabilities (a)	$792.5	$113.7
(a)     Includes the current portion of $191.6 million.

Lessor Arrangements
The majority of our leases are operating leases, as opposed to sales-type or direct financing leases. Our operating lease revenue, including variable revenue, was $242.7 million, $273.5 million, and $215.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. During the term of the leases, we expect to receive committed revenues of $35.9 million in total undiscounted cash flows, of which $9.2 million is expected to be received in 2025 and $8.5 million is expected to be received in 2026.

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
Subsea
Our Subsea segment designs and manufactures products and systems, performs engineering, procurement and project management, and provides services used by oil and natural gas companies involved in offshore exploration and production of oil and natural gas. Systems and services may be sold separately, or as integrated systems and services offered within one contract. Many of the systems and products TechnipFMC supplies for subsea applications are engineered to meet the unique demands of our customers’ field properties and are typically ordered one to two years prior to installation. We often receive advance payments and progress billings from our customers in order to fund initial development and working capital requirements.
Revenue for engineering, procurement, construction, and installation projects is principally generated from long-term contracts with customers. We have determined these contracts generally have one performance obligation as the delivered product is built to customer and field specifications. We generally recognize revenue over time for such contracts as the customized products do not have an alternative use for TechnipFMC and we have an enforceable right to payment plus a reasonable profit for performance completed to date.
Our Subsea segment also performs an array of subsea services including (i) installation services, (ii) asset management services (iii) product optimization (iv) inspection, maintenance, and repair services, and (v) well access and intervention services, where revenue is generally earned through the execution of either installation-type or maintenance-type contracts. For either contract type, management has determined that the performance of the service generally represents one single performance obligation. We have determined that revenue from these contracts is recognized over time as the customer simultaneously receives and consumes the benefit of the services.
Surface Technologies
Our Surface Technologies segment designs, manufactures, and supplies technologically advanced wellhead systems and pressure control products used in well completion and stimulation activities for oilfield service companies. We also provide installation, flowback, and other services for exploration and production companies.
Performance obligations within these systems are satisfied either through delivery of a standardized product or equipment or the delivery of a customized product or equipment.
For contracts with a standardized product or equipment performance obligation, management has determined that because there is limited customization to products sold within such contracts and the asset delivered can be resold to another customer, revenue should be recognized as of a point in time, upon transfer of control to the customer, and after the customer acceptance provisions have been met.
For contracts with a customized product or equipment performance obligation, the revenue is recognized over time, as customized products do not have an alternative use for us, and we have an enforceable right to payment plus a reasonable profit for performance completed to date.

This segment also designs, manufactures, and services measurement products globally. Contract types include standard product or equipment and maintenance-type services where we have determined that each contract under this product line represents one performance obligation.
Revenue from standard measurement equipment contracts is recognized at a point in time, while maintenance-type contracts are typically priced at a daily or hourly rate. We have determined that revenue for these contracts is recognized over time because the customer simultaneously receives and consumes the benefit of the services.
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types. The following table presents total revenue by geography for each reportable segment for the years ended December 31, 2024, 2023, and 2022:

	Reportable Segments
	Year Ended December 31,
	2024		2023		2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$2,506.2	$96.6	$2,182.9	$122.9	$1,460.1	$112.1
Europe, Central Asia	1,999.0	125.4	1,927.4	198.5	1,550.1	166.7
North America	1,426.3	470.9	1,064.2	574.1	780.6	552.0
Africa	1,218.7	48.8	920.8	49.1	865.6	37.6
Asia Pacific	578.6	97.2	331.3	95.2	687.5	97.2
Middle East	91.1	424.5	8.2	349.6	117.3	273.6
Total revenue	$7,819.9	$1,263.4	$6,434.8	$1,389.4	$5,461.2	$1,239.2

The following table represents revenue by contract type for each reportable segment for the years ended December 31, 2024, 2023, and 2022:

	Reportable Segments
	Year Ended December 31,
	2024		2023		2022
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$5,319.1	$201.7	$4,072.7	$210.6	$3,410.4	$217.9
Products	2,428.4	891.4	2,264.1	1,003.3	1,993.8	863.2
Lease(a)	72.4	170.3	98.0	175.5	57.0	158.1
Total revenue	$7,819.9	$1,263.4	$6,434.8	$1,389.4	$5,461.2	$1,239.2
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.

The following table provides information about net contract assets (liabilities) as of December 31, 2024 and 2023:

	December 31,
(In millions)	2024	2023
Contract assets	$967.7	$1,010.1
Contract (liabilities)	(1,786.6)	(1,485.8)
Net contract (liabilities)	$(818.9)	$(475.7)

The decrease in our contract assets from December 31, 2023 to December 31, 2024 was due to the timing of project milestones.
The increase in our contract liabilities was driven from an overall portfolio and client mix enabling an acceleration of client cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the years ended December 31, 2024 and 2023 that was included in the contract liabilities balance as of December 31, 2023 and 2022 was $1,091.7 million and $647.1 million, respectively.
Net revenue recognized from our performance obligations satisfied or partially satisfied in previous periods had a favorable impact of $11.1 million and $7.2 million for the years ended December 31, 2024 and 2023, respectively.
Certain projects were materially favorably impacted by $97.3 million, as a result of improved performance in execution and materially unfavorably impacted by $58.9 million, as a result of changes in project timing. These material impacts were offset by individually immaterial projects with net negative impacts of $27.3 million for the year ended December 31, 2024.
Certain projects were materially favorably impacted for the year ended December 31, 2023 by negotiations of variable consideration of $39.1 million and were offset by individually immaterial net negative impacts of $31.9 million.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration, and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of December 31, 2024, the aggregate amount of the transaction price allocated to order backlog was $14,376.3 million. TechnipFMC expects to recognize revenue on approximately 41.9% of the order backlog through 2025 and 58.1% thereafter.
The following table details the order backlog for each business segment as of December 31, 2024:

(In millions)	2025	2026	Thereafter
Subsea	$5,505.0	$3,481.5	$4,531.6
Surface Technologies	524.1	168.2	165.9
Total remaining unsatisfied performance obligations	$6,029.1	$3,649.7	$4,697.5
NOTE 6. BUSINESS SEGMENTS
Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide, which corresponds to the manner in which our Chair and Chief Executive Officer, as our chief operating decision maker, reviews and evaluates operating performance, and allocates resources. We operate under two reporting segments, Subsea and Surface Technologies.

•Subsea - designs and manufactures products and systems, performs engineering, procurement, and project management, and provides services used by oil and gas companies involved in offshore exploration and production of oil and natural gas.
•Surface Technologies - designs, manufactures, and supplies technologically advanced wellhead systems and pressure control products used in well completion and stimulation activities for oilfield service companies. We also provide installation, flowback and other services for exploration and production companies.
Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in segment operating profit. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign exchange gains (losses), net interest income (expense) associated with corporate debt facilities, income taxes, a non-recurring legal settlement charge, loss from investment in Technip Energies and the loss on early extinguishment of debt.
Our customers are the major integrated oil companies, national oil companies, and independent exploration and production companies that are active in the geographic areas in which we operate. Three different customers in our Subsea segment accounted for 18%, 13%, and 11% of our 2024 consolidated revenue, respectively. One customer in our Subsea segment accounted for more than 16% and 10%, respectively, of our 2023 and 2022 consolidated revenue.

Information by business segment
The following presents financial information on our business segments:

	Year Ended December 31,
(In millions)	2024	2023	2022
Segment revenue
Subsea	$7,819.9	$6,434.8	$5,461.2
Surface Technologies	1,263.4	1,389.4	1,239.2
Total revenue	9,083.3	7,824.2	6,700.4

Segment cost of sales(a)
Subsea	6,361.5	5,417.8	4,768.8
Surface Technologies	1,000.3	1,123.4	1,024.5
Total segment cost of sales	7,361.8	6,541.2	5,793.3

Other segment items(b)
Subsea	505.3	473.4	374.8
Surface Technologies(c)	58.9	151.4	156.4
Total other segment items	564.2	624.8	531.2

Segment operating profit
Subsea	953.1	543.6	317.6
Surface Technologies(c)	204.2	114.6	58.3
Total segment operating profit	1,157.3	658.2	375.9

Corporate items
Corporate expense(d)	(124.9)	(243.9)	(104.7)
Net interest expense	(63.5)	(88.7)	(120.9)
Loss on early extinguishment of debt	—	—	(29.8)
Loss from investment in Technip Energies	—	—	(27.7)
Foreign exchange losses	(28.5)	(119.0)	(23.9)
Total corporate items	(216.9)	(451.6)	(307.0)
Income before income taxes(e)	$940.4	$206.6	$68.9
(a)These significant expenses are easily computable from profit measures that are regularly provided to the chief operating decision maker.
(b)Other segment items include selling, general and administrative expense, research and development expense, income from equity affiliates and restructuring, impairment and other expenses.
(c)Includes the gain on disposal of MSB for the year ended December 31, 2024, see Note 3 for additional details.
(d)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits. For the year ended December 31, 2023, corporate expense includes a non-recurring legal settlement charge of $126.5 million.
(e)Includes amounts attributable to non-controlling interests.

Segment assets were as follows:

	December 31,
(In millions)	2024	2023
Segment assets
Subsea	$6,894.0	$6,403.4
Surface Technologies	1,208.3	1,433.5
Total segment assets	8,102.3	7,836.9
Corporate (a)	1,766.9	1,819.7
Total assets	$9,869.2	$9,656.6
(a)Corporate includes cash, deferred income tax balances, property, plant and equipment, assets not associated with a specific segment, pension assets, and the fair value of derivative financial instruments.

Other business segment information is as follows:

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Subsea	$233.5	$193.0	$120.2	$342.5	$310.5	$304.3	$67.9	$65.0	$62.2
Surface Technologies	38.0	29.8	31.9	49.0	65.2	70.0	5.5	4.0	4.8
Subtotal	271.5	222.8	152.1	391.5	375.7	374.3	73.4	69.0	67.0
Corporate	10.1	2.4	5.8	1.2	2.1	2.9	—	—	—
Total	$281.6	$225.2	$157.9	$392.7	$377.8	$377.2	$73.4	$69.0	$67.0

Information by geography
Revenue by geography was identified based on the country where our products and services were delivered, and is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Revenue
United States	$1,766.0	$1,569.5	$1,348.4
Brazil	1,710.6	1,687.6	1,047.3
Norway	1,151.4	1,134.1	907.6
United Kingdom	863.0	867.2	710.3
Angola	829.6	400.8	247.9
Guyana	795.7	500.4	369.1
Australia	350.0	174.6	295.4
United Arab Emirates	195.0	161.4	117.8
Saudi Arabia	188.2	148.9	98.8
Indonesia	168.8	50.0	42.6
Mozambique	97.7	153.6	284.4
Israel	90.3	8.8	117.3
Ghana	81.3	265.6	184.7
Malaysia	34.4	69.2	228.5
All other countries	761.3	632.5	700.3
Total revenue	$9,083.3	$7,824.2	$6,700.4

Long-lived assets by geography represent property, plant and equipment, net, and are as follows:

	December 31,
(In millions)	2024	2023
Long-lived assets
United Kingdom	$724.9	$714.7
Netherlands	380.9	394.8
United States	244.3	272.0
Brazil	242.7	352.3
Norway	199.1	227.1
All other countries	341.9	310.0
Total long-lived assets	$2,133.8	$2,270.9

NOTE 7. EARNINGS (LOSS) PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Income (loss) from continuing operations attributable to TechnipFMC plc	$842.9	$56.2	$(61.9)
Loss from discontinued operations attributable to TechnipFMC plc	—	—	(45.3)
Net income (loss) attributable to TechnipFMC plc	$842.9	$56.2	$(107.2)

Weighted average number of shares outstanding	429.1	438.6	449.5
Dilutive effect of awards granted under our stock incentive plans	11.4	13.7	—
Total shares and dilutive securities	440.5	452.3	449.5

Basic and diluted earnings (loss) per share attributable to TechnipFMC plc:
Earnings (loss) per share from continuing operations attributable to TechnipFMC plc
Basic	$1.96	$0.13	$(0.14)
Diluted	$1.91	$0.12	$(0.14)

Loss per share from discontinued operations attributable to TechnipFMC plc
Basic and diluted	$—	$—	$(0.10)

Total earnings (loss) per share attributable to TechnipFMC plc
Basic	$1.96	$0.13	$(0.24)
Diluted	$1.91	$0.12	$(0.24)

For the year ended December 31, 2022, we incurred a net loss; therefore, the impact of any incremental shares from our share-based compensation awards would be anti-dilutive. For the year ended December 31, 2022, 8.9 million shares were anti-dilutive due to a net loss position.
For the years ended December 31, 2024, 2023 and 2022, weighted average shares of 0.0 million, 0.8 million and 1.5 million shares, respectively, were excluded from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive.

NOTE 8. RECEIVABLES
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivables and other are related to sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of December 31, 2024.

	December 31, 2024			December 31, 2023
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating A3 - Ba2	2020-2023	$127.6	Moody’s rating Aa3-Ba2	2020-2023	$138.1
Debt securities at amortized cost	Moody’s rating B3	2021	—	Moody’s rating B3	2021	1.4
Total financial assets			$127.6			$139.5

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
For loans receivables and other securities at amortized cost, we evaluate whether these securities are considered to have low credit risk at the reporting date using available, reasonable and supportable information.
The table below shows the roll-forward of allowance for credit losses as of December 31, 2024 and 2023, respectively.

	Balance as of December 31, 2024
(In millions)	Trade receivables	Contract assets	Loans receivables and other
Allowance for credit losses at December 31, 2023	$34.4	$1.4	$2.3
Current period provision (release) for expected credit losses	15.1	(0.1)	0.2
Recoveries	(6.1)	—	—
Allowance for credit losses at December 31, 2024	$43.4	$1.3	$2.5

	Balance as of December 31, 2023
(In millions)	Trade receivables	Contract assets	Loans receivables and other
Allowance for credit losses at December 31, 2022	$34.1	$1.1	$0.5
Current period provision (release) for expected credit losses	1.3	0.3	1.8
Recoveries	(1.0)	—	—
Allowance for credit losses at December 31, 2023	$34.4	$1.4	$2.3

NOTE 9. INVENTORIES
Inventories consisted of the following:

	December 31,
(In millions)	2024	2023
Raw materials	$374.8	$401.3
Work in process	162.7	148.2
Finished goods	539.2	550.8
Inventories, net	$1,076.7	$1,100.3
All amounts in the table above are reported net of obsolescence reserves of $91.9 million and $99.7 million as of December 31, 2024 and 2023, respectively.
Net inventories accounted for under the LIFO method totaled $286.2 million and $292.0 million as of December 31, 2024 and 2023, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $21.3 million and $17.8 million as of December 31, 2024 and 2023, respectively.

NOTE 10. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

	December 31,
(In millions)	2024	2023
Value-added tax receivables	$155.8	$196.0
Prepaid expenses	81.6	83.5
Withholding tax and other receivables	67.7	96.8
Current financial assets at amortized cost	8.1	9.1
Held-to-maturity investments	—	1.3
Other	33.2	27.3
Total other current assets	$346.4	$414.0

Other current liabilities consisted of the following:

	December 31,
(In millions)	2024	2023
Compensation accrual	$127.1	$136.2
Social security liability	89.1	81.9
Warranty accruals and project contingencies	68.0	60.9
Value-added tax and other taxes payable	57.1	78.5
Legal provisions	49.4	57.7
Provisions	8.5	16.2
Current portion of accrued pension and other post-retirement benefits	2.5	4.4
Legal settlement liability(a)	—	171.1
Other accrued liabilities	164.5	141.1
Total other current liabilities	$566.2	$748.0
(a) See Note 20 for additional details.
NOTE 11. WARRANTY OBLIGATIONS
Warranty obligations are included within other current liabilities in our consolidated balance sheets as of December 31, 2024, and 2023. Warranty obligations for the period are estimated to equate the actual costs incurred over the prior three years.
A reconciliation of warranty obligations for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Balance at beginning of period	$45.0	$74.2	$86.2
Warranty expenses	21.2	16.5	18.2
Adjustment to existing accruals	(5.0)	(40.5)	(19.0)
Claims paid	(8.8)	(5.2)	(11.2)
Balance at end of period	$52.4	$45.0	$74.2
NOTE 12. INVESTMENTS
Equity Method Investments
The equity method of accounting is used to account for investments in unconsolidated affiliates where we have the ability to exert significant influence over the affiliates operating and financial policies.
Our equity investments were as follows as of December 31, 2024 and 2023:

		December 31,
		2024	2023
(In millions, except %)	Percentage Owned	Carrying Value
Dofcon Brasil AS	50.0%	$231.2	$261.9
Serimax Holdings SAS	20.0%	9.7	8.9
Other		3.6	3.6
Investments in equity affiliates		$244.5	$274.4

Our income from equity affiliates for the years ended December 31, 2024, 2023, and 2022, was $21.7 million, $34.4 million, and $44.6 million, respectively, and included within our Subsea segment.
We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. During 2024, 2023 and 2022, we did not record any impairments of our equity method investments.
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
In June 2023, Dofcon Brasil AS declared a $170.0 million dividend to its joint venture partners. The dividend receivable was recorded within other current assets on our consolidated balance sheets until December 2023 when the joint venture partners agreed and signed the agreement to convert their outstanding dividend receivable into a long-term loan receivable from Dofcon. As a result of this conversion, we converted our 50% share of this dividend receivable into a long-term loan receivable that has a due date of June 26, 2028 and is included in other assets on our consolidated balance sheets as of December 31, 2024.
In the fourth quarter of 2024, Dofcon Brasil AS declared and distributed a dividend of $100.0 million to its joint venture partners and we received our 50% share of $50.0 million.
Dofcon Navegacao Ltda and Techdof Brasil AS have debts related to loans on its vessels. TechnipFMC and DOF Subsea provide guarantees for the debts and our share of the guarantees was $319.2 million as of December 31, 2024.
TechDof Brasil AS owns and operates the Skandi Buzios vessel. During June 2023, a fire occurred onboard the vessel alongside Porto do Açu in Brazil. Repairs on the vessel have been completed, and the vessel was returned to service in the third quarter of 2024. We did not record an impairment on the carrying value of our investment as we did not note any impairment indicators from the incident.
Serimax Holdings SAS (“Serimax”) - is an affiliated company in the form of a joint venture between TechnipFMC and Vallourec SA and was founded in 2016. Serimax is headquartered in Paris, France and provides rigid pipe welding services for work in oil and natural gas fields around the world. We have accounted for our 20% investment using the equity method of accounting with results reported in our Subsea segment.
Other includes Magnora Offshore Wind AS - During the first quarter of 2022, we entered into Magnora Offshore Wind AS, a partnership with Magnora ASA, in order to develop floating offshore wind projects. As of December 31, 2024, the 20% ownership equity method investment balance was $2.8 million.

NOTE 13. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures, were as follows:
Loan receivables as of December 31, 2024 and 2023 include $85.0 million due from Dofcon for which interest income of $7.1 million and $3.4 million, respectively has been recorded for the years ended December 31, 2024 and 2023. Interest receivables as of December 31, 2024 and 2023 is $10.5 million and $3.4 million.
Expenses consisted of amounts to following related parties:

	Year Ended December 31,
(In millions)	2024	2023	2022
Dofcon	$20.1	$25.3	$14.4
Others	27.1	27.5	31.8
Total expenses	$47.2	$52.8	$46.2
Receivables, payables and revenues, which are included in our consolidated financial statements for all transactions with related parties, were not material for the years ended December 31, 2024 and 2023.
NOTE 14. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2024	2023
Land and land improvements	$66.7	$69.8
Buildings	428.2	449.7
Vessels	2,041.1	1,820.0
Machinery and equipment	1,928.5	1,922.7
Office fixtures and furniture	111.4	125.1
Construction in process	172.2	159.2
Other	209.7	220.9
	4,957.8	4,767.4
Accumulated depreciation	(2,824.0)	(2,496.5)
Property, plant and equipment, net	$2,133.8	$2,270.9

Depreciation expense was $280.4 million, $288.1 million, and $285.2 million in 2024, 2023, and 2022, respectively. The amount of interest cost capitalized was not material for the years presented.
During 2024, 2023, and 2022, we determined the carrying amount of certain of our long-lived assets exceeded their fair value and immaterial impairments were recorded.

NOTE 15. INTANGIBLE ASSETS
The components of intangible assets were as follows:

	December 31,
	2024		2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$237.8	$187.6	$246.6	$171.0
Customer relationships	285.0	228.1	285.4	200.0
Licenses, patents, and trademarks	656.0	302.6	647.5	265.0
Software	101.3	88.1	102.9	88.0
Other	44.8	10.2	44.5	1.3
Total intangible assets	$1,324.9	$816.6	$1,326.9	$725.3

We recorded $94.5 million, $89.7 million, and $92.0 million in amortization expense related to intangible assets during the years ended December 31, 2024, 2023, and 2022, respectively. During the years 2025 and 2026, annual amortization expense is expected to be $87.1 million each for each year and $34.8 million in each of the three years 2027 through 2029.
NOTE 16. DEBT
Overview
Debt consisted of the following:

	December 31,
(In millions)	2024	2023
5.75% 2020 Private Placement Notes due 2025	$207.9	$221.0
6.50% Senior notes due 2026	202.9	202.9
4.00% 2012 Private Placement Notes due 2027	78.0	82.9
4.00% 2012 Private Placement Notes due 2032	103.9	110.5
3.75% 2013 Private Placement Notes due 2033	103.9	110.5
Bank borrowings and other	194.3	347.6
Unamortized debt issuance costs and discounts	(5.7)	(8.1)
Total debt	885.2	1,067.3
Less: current borrowings	277.9	153.8
Long-term debt	$607.3	$913.5

Debt maturities as of December 31, 2024, are as follows:

	Payments Due by Period
(In millions)	Total payments	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$885.2	$277.9	$358.1	$32.0	$217.2

Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provided for a $1.0 billion three-year senior secured multi-currency revolving credit facility including a $450.0 million letter of credit sub-facility (the “Revolving Credit Facility”). We incurred $34.8 million of debt issuance costs in connection with the Revolving Credit Facility. These debt issuance costs are deferred and are included in other assets in our consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the Revolving Credit Facility.

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
Availability of borrowings under the Credit Agreement is reduced by the outstanding letters of credit issued against the facility. As of December 31, 2024, there were no letters of credit outstanding and our availability under the Credit Agreement was $1.25 billion.
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

After the upgrade to ”Investment Grade” as defined in the Credit Agreement by two out of three rating agencies during 2024, the rate for Term Benchmark (as defined in the Credit Agreement) loans is 1.50% and the rate for base rate loan is 0.5% effective from June 28, 2024. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants.
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
On March 7, 2024, S&P Global Ratings (“S&P”) upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes. On June 27, 2024, Fitch Ratings (“Fitch”) assigned a first-time investment grade long-term issuer default rating of ’BB-’ for TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Debt Rating (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released and certain negative covenants no longer apply to the Company.
2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”). The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore, and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are deferred and are included in long-term debt in our consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the 2021 Notes, which approximates the effective interest method. The outstanding balance of the 2021 Notes as of December 31, 2024, is $202.9 million.
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
As of December 31, 2024, TechnipFMC was in compliance with all debt covenants.
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
2013 Issuances:

In October 2013, we completed the private placement of €355.0 million aggregate principal amount of senior notes. The notes were issued in three tranches with €100.0 million bearing interest at 3.75% and due October 2033 (the “Tranche A 2033 Notes”), €130.0 million bearing interest of 3.15% which matured during October 2023 (the “Tranche B 2023 Notes), and €125.0 million bearing interest of 3.15% which also matured during October 2023 (the “Tranche C 2023 Notes” and, collectively with the “Tranche A 2033 Notes” and the “Tranche B 2023 Notes,” the “2013 Private Placement Notes”). Interest on the Tranche A 2033 Notes is payable annually in arrears on October 7 each year, beginning October 7, 2014. During 2023, we repaid the outstanding $270.2 million of our 3.15% October 2023 “Tranche B & C 2023 Notes.”
2012 Issuances:

In June 2012, we completed the private placement of €325.0 million aggregate principal amount of notes. The notes were issued in three tranches with €150.0 million bearing interest at 3.40% which matured in June 2022 (the “Tranche A 2022 Notes”), €75.0 million bearing interest of 4.0% and due June 2027 (the “Tranche B 2027 Notes”), and €100.0 million bearing interest of 4.0% and due June 2032 (the “Tranche C 2032 Notes” and, collectively with the “Tranche A 2022 Notes” and the “Tranche B 2027 Notes,” the “2012 Private Placement Notes”). Interest on the Tranche C 2032 Notes is payable annually in arrears on June 14 of each year beginning on June 14, 2013. Interest on the Tranche B 2027 Notes is payable annually in arrears on June 15 of each year, beginning on June 15, 2013. During 2022, we repaid the outstanding $161.0 million of our 3.40% June 2022 “Tranche A 2022 Notes.”
The 2013 and 2012 Private Placement Notes contain usual and customary covenants and events of default for notes of this type. In the event of a change of control resulting in a downgrade in the rating of the notes below BBB-, the 2013 and 2012 Private Placement Notes may be redeemed early at the request of any bondholder, at its sole discretion. The 2013 and 2012 Private Placement Notes are our unsecured obligations. The 2013 and 2012 Private Placement Notes rank equally in right of payment with all of our existing and future unsubordinated debt.
Term loan - In December 2016, we entered into a £160.0 million term loan agreement to finance the Deep Explorer, a diving support vessel (“DSV”), maturing in December 2028. Under the loan agreement, interest accrues at an annual rate of 2.813%. This loan agreement contains usual and customary covenants and events of default for loans of this type.
Bank borrowings - In January 2019, we executed a sale-leaseback transaction to finance the purchase of a deepwater dive support vessel, Deep Discoverer (the “Vessel”) for the full transaction price of $116.8 million. The sale-leaseback agreement (“Charter”) was entered into with a French joint-stock company, owned by Credit Industrial et Commercial (“CIC”) which was formed for the sole purpose to purchase and act as the lessor of the Vessel. It is a variable interest entity, which is fully consolidated in our consolidated financial statements. The transaction was funded through debt of $96.2 million and will expire on January 8, 2031.
Foreign committed credit - We have committed credit lines at many of our international subsidiaries for immaterial amounts. We utilize these facilities for asset financing and to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market.

NOTE 17. STOCKHOLDERS’ EQUITY
On July 26, 2023, the Company announced that its Board of Directors authorized the initiation of a quarterly cash dividend of $0.05 per share and represents $0.20 per share on an annualized basis. The cash dividends paid during the years ended December 31, 2024, 2023 and 2022 were $85.9 million, $43.5 million and nil, respectively.
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
The following is a summary of our capital stock activity for the years ended December 31, 2024, 2023, and 2022:

(Number of shares in millions)	Ordinary Shares Issued
December 31, 2021	450.7
Stock awards	1.6
Shares repurchased and cancelled	(10.1)
December 31, 2022	442.2
Stock awards	3.0
Shares repurchased and cancelled	(12.3)
December 31, 2023	432.9
Stock awards	5.6
Shares repurchased and cancelled	(15.5)
December 31, 2024	423.0

In July 2022, the Board of Directors authorized the repurchase of up to $400.0 million of our outstanding ordinary shares under our share repurchase program. On July 26, 2023 and October 23, 2024, the Board of Directors authorized additional share repurchases of up to $400.0 million and $1.0 billion, respectively, and the Company’s total share repurchase authorization was increased to $1.8 billion of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $400.1 million, $205.1 million and $100.3 million of ordinary shares during the year ended December 31, 2024, 2023 and 2022.
Based upon the remaining repurchase authority of $1.1 billion and the closing stock price as of December 31, 2024, approximately 37.8 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $705.5 million of ordinary shares through December 31, 2024. All repurchased shares were immediately cancelled.

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2022	$(1,177.7)	$(17.1)	$(106.9)	$(1,301.7)	$(9.8)
Other comprehensive income (loss) before reclassifications, net of tax	64.2	41.6	(44.7)	61.1	3.8
Reclassification adjustment for net (gains) losses included in net income, net of tax	(7.0)	(3.6)	9.2	(1.4)	—
Other comprehensive income (loss), net of tax	57.2	38.0	(35.5)	59.7	3.8
December 31, 2023	$(1,120.5)	$20.9	$(142.4)	$(1,242.0)	$(6.0)
Other comprehensive (loss) before reclassifications, net of tax	(276.3)	(141.4)	(19.6)	(437.3)	(0.2)
Reclassification adjustment for net (gains) losses included in net income, net of tax	10.5	(11.1)	7.1	6.5	—
Other comprehensive (loss), net of tax	(265.8)	(152.5)	(12.5)	(430.8)	(0.2)
December 31, 2024	$(1,386.3)	$(131.6)	$(154.9)	$(1,672.8)	$(6.2)

Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statements of Income
Gain (loss) on foreign currency translation
Release of CTA income (loss)	$(10.5)	$7.0	$(3.2)	Other income (expense), net
	$(10.5)	$7.0	$(3.2)	Net income (loss)

Gains (losses) on hedging instruments
Foreign exchange contracts	$(22.6)	$(12.6)	$(7.4)	Revenue
	27.6	25.6	(14.5)	Costs of sales
	9.8	(5.9)	(13.4)	Other Income (expense), net
	14.8	7.1	(35.3)	Income (loss) before income taxes
	3.7	3.5	(10.0)	Provision (benefit) for income taxes
	$11.1	$3.6	$(25.3)	Net income (loss)

Pension and other post-retirement benefits
Settlements and curtailments	$—	$—	$(0.8)	Other income (expense), net (a)
Amortization of actuarial gain (loss)	(11.7)	(5.2)	(11.8)	Other income (expense), net (a)
Amortization of prior service credit (cost)	(0.3)	(0.3)	(0.3)	Other income (expense), net (a)
Reclassification adjustment for net gain included in net income	2.3	—	—	Other income (expense), net (a)
	(9.7)	(5.5)	(12.9)	Loss before income taxes
	(2.6)	3.7	(3.8)	Provision (benefit) for income taxes
	$(7.1)	$(9.2)	$(9.1)	Net loss
(a)    These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 22 for further details).

NOTE 18. SHARE-BASED COMPENSATION
Under the Amended and Restated TechnipFMC plc Incentive Award Plan (the “2017 Plan”), we were able to grant certain incentives and awards to our officers, employees, non-employee directors, and consultants of the Company and its subsidiaries. Awards included share options, share appreciation rights, performance stock units, restricted stock units, restricted shares, or other awards authorized under the 2017 Plan. On April 28, 2022, we adopted the TechnipFMC plc 2022 Incentive Award Plan (the “Plan”), which replaces the 2017 Plan. Under the Plan, 8.9 million ordinary shares were authorized for awards, and the remaining available shares from the 2017 Plan were added to the authorized amount under the Plan.
The exercise price for options is determined by the Committee but cannot be less than the fair market value of our ordinary shares at the grant date. For restricted share units issued on or after January 1, 2023, the vesting schedule of restricted share unit grants changed from a three-year cliff to a three-year ratable schedule, with grants vesting in three equal installments over three years on the anniversary of the grant date. Performance share unit grants generally vest after three years of service.
Under the Plan, our Board of Directors has the authority to grant non-employee directors share options, restricted shares, restricted share units, and performance shares. Unless otherwise determined by our Board of Directors, awards to non-employee directors generally vest one year from the date of grant. All restricted share units awarded prior to 2020 will be settled when a non-executive director ceases services on the Board of Directors. Beginning with the 2020 equity award, non-executive directors now have the opportunity to elect the year in which they will take receipt of the equity grants from either (a) a period of one to 10 years from the grant date or (b) upon their separation from Board service. The elections are made prior to the beginning of the grant year and are irrevocable after December 31 of the year prior to grant. Restricted share units are settled when a director ceases services to the Board of Directors. As of December 31, 2024, outstanding awards to active and retired non-employee directors included 75.0 thousand of restricted share units.
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
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. The compensation expense under the Plan for continuing operations was as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Share-based compensation expense	$58.3	$40.9	$40.5
Income tax benefits related to share-based compensation expense	$14.9	$9.0	$8.8

As of December 31, 2024, the portion of share-based compensation expense related to outstanding awards to be recognized in future periods is as follows:

December 31, 2024
Share-based compensation expense not yet recognized (in millions)	$55.6
Weighted-average recognition period (in years)	0.7

Restricted Share Units
A summary of the non-vested restricted share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2023	6,917.7	$9.65
Granted	1,332.3	19.99
Vested	(2,565.2)	9.31
Cancelled/forfeited	(165.6)	11.27
Non-vested as of December 31, 2024	5,519.2	$12.25

The weighted-average grant-date fair value of restricted stock share units granted during the years ended December 31, 2024, 2023, and 2022 was $19.99, $14.06 and $7.89, respectively.
Performance Share Units
The Board of Directors has granted certain employees, senior executives and directors performance share units that vest subject to achieving satisfactory performances. The number of shares earned is determined at the end of each performance period based on the Company’s achievement of certain predefined targets as described in the underlying performance share unit agreement. In the event the Company exceeds the predefined target, shares for up to a maximum of 200% of the target award may be awarded. In the event the Company falls below the predefined target, a reduced number of shares may be awarded. If the Company falls below the threshold award performance level, no shares will be awarded. As of December 31, 2024, 4.3 million performance share units were outstanding assuming the achievement of 100% of target. For performance share units issued on or after January 1, 2022, performance is based on results of return on invested capital (50%) and total shareholder return (“TSR”) (50%).
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

	Year Ended December 31,
	2024	2023	2022
Weighted-average fair value(a)	$29.1	$21.7	$11.3
Expected volatility(b)	48.10%	69.40%	65.90%
Risk-free interest rate(c)	4.38%	4.44%	1.78%
Expected performance period in years(d)	3.0	3.0	3.0
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
(d) For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Merger employee base, the expected term was estimated using a simplified method for all awards granted in 2024, 2023, and 2022.

A summary of the non-vested performance share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2023	5,479.7	$12.11
Granted	928.7	24.39
Adjustments for performance achieved	1,987.5	11.50
Vested	(3,975.0)	11.50
Cancelled/forfeited	(84.3)	12.73
Non-vested as of December 31, 2024	4,336.6	$15.00

The weighted-average grant-date fair value of performance share units granted during the years ended December 31, 2024, 2023, and 2022 was $24.39, $17.86 and $11.10.
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
There were no share option awards granted in 2024, 2023 and 2022.
The following is a summary of share option transactions during the year ended December 31, 2024:

(Shares in thousands)	Number of Shares	Weighted average exercise price	Weighted average remaining life (in years)
Balance as of December 31, 2023	1,325.4	$20.27	4.3
Exercised	(1,402.6)	21.41
Cancelled	(164.9)	21.22
Adjustment for legacy options	1,434.5	21.12
Balance as of December 31, 2024	1,192.4	$19.82	3.3
Exercisable as of December 31, 2024	1,192.4	$19.82	3.3

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2024 and December 31, 2023 was $9.1 million and $1.4 million respectively.
Cash received from the share option exercises was $32.2 million, $1.1 million and nil during each of the years ended December 31, 2024, 2023, and 2022, respectively. The total intrinsic value of share options exercised during each of the years ended December 31, 2024, 2023, and 2022 was $2.1 million, $0.3 million and nil. To exercise share options, an employee may choose (1) to pay, either directly or by way of the group savings plan, the share option strike price to obtain shares, or (2) to sell the shares immediately after having exercised the share option (in this case, the employee does not pay the strike price but instead receives the intrinsic value of the share options in cash).
The following summarizes significant ranges of outstanding and exercisable share options as of December 31, 2024:

	Options Outstanding and Exercisable
Exercise Price Range	Number of options (in thousands)	Weighted average remaining life (in years)	Weighted average exercise price
$16.00-$19.00	519.3	4.2	$16.46
$20.00-$24.00	605.5	2.6	22.09
$25.00-$26.00	67.6	3.5	25.24
Total	1,192.4	3.3	$19.82

NOTE 19. SUPPLIER FINANCE PROGRAM OBLIGATIONS
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

All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, trade in our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of December 31, 2024 the amounts due to suppliers participating in the SCF were as follows:

Year Ended December 31,
(In millions)	2024
Outstanding balance for the beginning of year	$132.9
New invoices released within the year	769.8
Invoices paid within the year	(768.2)
Net foreign exchange difference	(13.3)
Outstanding balance at the end of the year	$121.2

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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	December 31, 2024
Financial guarantees(a)	$134.8
Performance guarantees(b)	1,868.1
Maximum potential undiscounted payments	$2,002.9
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

Under the terms of the CJIP, Technip UK and Technip Energies France will pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC is responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies is responsible for the remaining €29.45 million. During the three-months ended June 30, 2023, we recorded an incremental liability of $126.5 million. After making all scheduled installment payments of €24.7 million, €51.6 million, €51.6 million, and €51.6 million on July 13, 2023, January 15, 2024, April 8, 2024, and July 10, 2024, respectively, we have no further outstanding balance as of December 31, 2024.
TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
All obligations to PNF related to the enforcement matters in Equatorial Guinea, Ghana, and Angola have been completed and the Company has been unconditionally released by PNF.
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of December 31, 2024 and 2023, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.
NOTE 21. INCOME TAXES
Components of income before income taxes - U.S. and outside U.S. components of income before income taxes were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
United States	$261.8	$15.2	$(148.8)
Outside United States	678.6	191.3	217.7
Income before income taxes	$940.4	$206.5	$68.9

Provision for income tax - The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2024	2023	2022
Current
United States	$21.9	$7.3	$(0.5)
Outside United States	309.3	201.6	118.9
Total current income taxes expense	331.2	208.9	118.4
Deferred
United States	$(141.5)	$—	$—
Outside United States	(104.6)	(54.2)	(13.0)
Total deferred income taxes benefit	(246.1)	(54.2)	(13.0)
Provision for income taxes	$85.1	$154.7	$105.4

Deferred tax assets and liabilities - Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2024	2023
Deferred tax assets attributable to
Accrued expenses	$257.0	$184.3
Capital loss	24.9	21.1
Non-deductible interest	104.0	96.4
Foreign tax credit carryforwards	107.7	120.4
Other tax credits	179.5	168.0
Net operating loss carryforwards	280.7	484.8
Provisions for pensions and other long-term employee benefits	26.8	33.5
Contingencies	56.6	54.0
Leases	200.7	208.2
Other	37.1	34.4
Deferred tax assets	1,275.0	1,405.1
Valuation allowance	(754.4)	(917.4)
Deferred tax assets, net of valuation allowance	520.6	487.7

Deferred tax liabilities attributable to
Tax on undistributed earnings not indefinitely reinvested	25.7	60.0
Property, plant and equipment, intangibles and other assets	54.4	81.2
Foreign exchange	13.6	41.0
Leases	198.7	203.8
Other	22.9	29.1
Deferred tax liabilities	315.3	415.1
Net deferred tax assets	$205.3	$72.6

Valuation Allowance. We continue to assess the realizability of deferred tax assets at each balance sheet date across all jurisdictions in which we operate. The change in our deferred tax asset valuation allowance position in 2024 primarily related to $194.9 million release of valuation allowance on certain tax attributes in the U.S., primarily foreign tax credits carryforward and net operating loss carryforwards. In reaching this determination, the Company considered the growing trend of profitability over the last three years in the United States, as well as expectations regarding the generation of future taxable income and the sources of future taxable income. We also established a valuation allowance in Brazil for one of our operating entities. The establishment of the new valuation allowance in the Brazil entity resulted in additional income tax expense of $23.2 million and additional tax expense recognized within other comprehensive loss of $40.7 million for the year ended December 31, 2024. The net balance of the deferred tax asset valuation allowance is recorded in jurisdictions where we have cumulative losses or the realizability of tax attributes is not certain.

Non-deductible interest. At December 31, 2024, deferred tax assets include tax benefits related to certain intercompany interest costs. If not utilized, these deferred tax assets will begin to expire beginning in 2025. Management believes that it is more likely than not that we will not be able to deduct these costs before expiration of the carry forward period; therefore, we continue to maintain a valuation allowance against the related deferred tax assets.

Foreign tax credit carryforwards. At December 31, 2024, deferred tax assets included U.S. foreign tax credit carryforwards of $107.7 million, which, if not utilized, will begin to expire in 2026. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. In 2024, management reassessed the realizability of the foreign tax credit carryforwards and, based on current and future forecasts of U.S. operating results and U.S. taxable income, management believes that it is now more likely than not that the majority of our foreign tax credits will be utilized prior to expiration. We have retained a valuation allowance of $28.7 million on the U.S. foreign tax credits that we believe we will be unable to utilize. In its analysis, management has considered the effect of deemed dividends and other expected adjustments to U.S. earnings that are required in determining U.S. taxable income.

Net operating loss carryforwards. At December 31, 2024, we had $338.4 million of tax-effected net operating loss carryforwards, with approximately $57.7 million estimated to be utilized against our unrecognized tax benefits. The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. Our deferred tax assets from net operating losses will expire as follows:

(In millions)	Net Operating Loss
2025-2029	$7.4
2030-2034	29.3
2035-2044	20.0
Non-Expiring	224.0
$280.7

Unrecognized tax benefits - The following table presents a summary of changes in our unrecognized tax benefits:

(In millions)	Federal, State and Foreign Tax
Balance at December 31, 2022	$63.6
Reductions for tax positions related to prior years	(19.1)
Additions for tax positions related to current year	25.1
Reductions for tax positions due to settlements	(3.5)
Balance at December 31, 2023	66.1
Reductions for tax positions related to prior years	(16.2)
Additions for tax positions related to current year	72.7
Reductions for tax positions due to settlements	0.3
Reductions for tax positions due to statute expirations	(4.0)
Balance at December 31, 2024	$118.9

The amounts reported above for uncertain tax positions excludes interest and penalties of $14.3 million, $2.8 million, and $1.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Interest and penalties relating to these uncertain tax positions were included in income tax expense in our consolidated statements of income. It is reasonably possible that within twelve months, $13.8 million of assets for unrecognized tax benefits will be settled. This amount is reflected in income taxes payable; the remaining balance of the unrecognized tax benefit is recorded in other long-term liabilities or netted with the deferred balance expected to settle the liability. As of December 31, 2024, a net $61.3 million unrecognized tax benefit, without a net operating loss carryforward or other deferred tax asset to offset, would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.
We operate in numerous jurisdictions around the world and could be subject to multiple tax audits at any given time. Most notably, the following tax years and thereafter remain subject to examination: 2020 for Norway, 2020 for Portugal, 2021 for United States, 2022 for France, 2018 for Malaysia, and 2023 for United Kingdom.
TechnipFMC plc is a public limited company incorporated under the laws of England and Wales. Therefore, our earnings are subject to the U.K. statutory rate which is 25.0% effective April 2023, and 19.0% for 2022.

Effective income tax rate reconciliation - The effective income tax rate was different from the statutory U.K. income tax rate due to the following:

	Year Ended December 31,
	2024	2023	2022
Statutory income tax rate	25.0%	25.0%	19.0%
Net difference resulting from
Foreign earnings subject to different tax rates	(3.8)%	70.1%	114.0%
Adjustments to prior year taxes	2.3%	34.2%	(56.5)%
Net change in unrecognized tax benefits	7.3%	(0.1)%	7.4%
Changes in valuation allowance	(21.9)%	(53.1)%	100.1%
Deferred tax asset/liability revaluation for tax rate change	(0.7)%	(0.6)%	(29.0)%
Other	0.8%	(0.6)%	(1.9)%
Effective income tax rate	9.0%	74.9%	153.1%
(1) In 2024 our effective tax rate had a (21.9)% benefit related to changes in valuation allowances. This primarily was related to the release of a valuation allowance in the United States with a positive tax benefit of $194.9 million, partially offset by an increase of valuation allowance in Brazil of $23.2 million and other net changes in the valuation allowance assessment. The 2024 rate was also impacted by utilization of tax credits in multiple jurisdictions, partially offset by the change in geographical profit mix year-over-year and tax adjustments related to the reassessment of prior year tax accruals.
(2) In 2023 our effective tax rate had a (53.1)% benefit related to changes in valuation allowances. This primarily was related to the release of a valuation allowance in Brazil based on the weight of positive evidence demonstrating the ability to realize its deferred tax assets, which are primarily indefinite-lived net operating losses. Our effective tax rate also showed an expense of 34.2% related to adjustments to 2022 taxes. This amount included expenses associated with expiring tax attributes. These tax attributes were fully valued, and the valuation allowance movement and attributed expirations are shown gross in the effective tax rate table above. The expiration did not have a net impact on tax expense.

Income tax holidays. We did not benefit from income tax holidays in 2024.
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
During 2024, two of the U.K. pension plans entered into buy-in contracts for all their members. Under the buy-in contract terms, the responsibility to pay pension benefits still rests with the plans and the obligation is still recorded by the Company. We have elected to continue to measure the pension obligation using our traditional discount rate and mortality assumptions.
We have other post-retirement benefit plans covering substantially all of our U.S. unionized employees. The post-retirement health care plans are contributory; the post-retirement life insurance plans are noncontributory.
We are required to recognize the funded status of defined benefit post-retirement plans as an asset or liability in the consolidated balance sheet and recognize changes in that funded status in comprehensive income (loss) in the year in which the changes occur. Further, we are required to measure the plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. We have applied this guidance to our domestic pension and other post-retirement benefit plans as well as for many of our non-U.S. plans, including those in the United Kingdom, Germany, France, and Canada. Pension expense measured in compliance with GAAP for the other non-U.S. pension plans is not materially different from the locally reported pension expense.

We also continue to monitor pension legal requirements that are applicable to our business. For instance, in July 2024, the U.K. Court of Appeal upheld a ruling of the U.K. High Court in Virgin Media Ltd v. NTL Pension Trustees II Ltd case, a matter that we were not a party to or involved in. The court ruled that certain historical amendments purportedly made to Virgin Media’s U.K. defined benefit plan were legally invalid because they had not been accompanied by necessary actuarial confirmation. We are currently monitoring legislation intervention and further guidance on the application of the ruling to assess whether this decision has any implications for our U.K. plans.
The funded status of our U.S. pension plans, international pension plans and U.S. post-retirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated balance sheets as of December 31, 2024 and 2023, were as follows:

	Pensions				Other Post-retirement Benefits
	2024		2023		2024	2023
(In millions)	U.S.	Int’l	U.S.	Int’l
Accumulated benefit obligation	$456.1	$308.8	$484.0	$365.3
Projected benefit obligation at January 1	$484.0	$363.1	$465.1	$339.7	$7.1	$6.7
Service cost	—	3.1	—	3.3	—	—
Interest cost	24.3	16.4	25.2	16.6	0.4	0.5
Actuarial (gain) loss(a)	(21.2)	(35.6)	24.0	16.2	(0.5)	0.2
Curtailments	—	—	—	—	(0.2)	—
Settlements	(0.6)	(0.5)	(0.4)	(0.7)	—	—
Foreign currency exchange rate changes	—	(7.8)	—	18.9	(0.3)	0.1
Benefits paid	(30.5)	(19.0)	(29.9)	(17.7)	(0.4)	(0.4)
Other	0.1	1.8	—	1.9	—	—
MSB benefit obligations classified as held for sale	—	—	—	(15.1)	—	—
Projected benefit obligation as of December 31	456.1	321.5	484.0	363.1	6.1	7.1
Fair value of plan assets at January 1	371.4	394.0	377.3	372.0	—	—
Actual return on plan assets	8.2	(39.7)	23.7	10.9	—	—
Company contributions	18.4	2.0	0.8	7.9	—	—
Foreign currency exchange rate changes	—	(6.3)	—	21.3	—	—
Settlements	(0.6)	(0.5)	(0.4)	(0.7)	—	—
Benefits paid	(30.5)	(19.0)	(30.0)	(17.7)	—	—
Other	0.1	1.9	—	0.3	—	—
Fair value of plan assets as of December 31	367.0	332.4	371.4	394.0	—	—
Funded status of the plans (liability) as of December 31	$(89.1)	$10.9	$(112.6)	$30.9	$(6.1)	$(7.1)
(a)Actuarial gains for our U.S. and international pension plans in 2024 primarily reflect increases in discount rates from December 31, 2023 to December 31, 2024.

	Pensions				Other Post-retirement Benefits
	2024		2023		2024	2023
(In millions)	U.S.	Int’l	U.S.	Int’l
Current portion of accrued pension and other post-retirement benefits	$(0.4)	$(1.5)	$(0.5)	$(3.3)	$(0.7)	$(0.6)
Accrued pension and other post-retirement benefits, net of current portion and non current assets(a)	(88.7)	12.4	(112.1)	34.2	(5.4)	(6.5)
Funded status as of December 31	$(89.1)	$10.9	$(112.6)	$30.9	$(6.1)	$(7.1)
(a)Includes non current pension asset of $47.6 million as of December 31, 2024, primarily related to buy-in insurance contracts for international plans

The following table summarizes the pre-tax amounts in accumulated other comprehensive (income) loss as of December 31, 2024 and 2023 that have not been recognized as components of net periodic benefit cost:

	Pensions				Other Post-retirement Benefits
	2024		2023		2024	2023
(In millions)	U.S.	Int’l	U.S.	Int’l
Pre-tax amounts recognized in accumulated other comprehensive (income) loss
Unrecognized actuarial (gain) loss	$116.7	$72.9	$132.5	$49.0	$(1.1)	$(0.8)
Unrecognized prior service cost	—	2.5	—	2.9	—	—
Accumulated other comprehensive (income) loss as of December 31	$116.7	$75.4	$132.5	$51.9	$(1.1)	$(0.8)

The following tables summarize the projected and accumulated benefit obligations and fair values of plan assets where the projected or accumulated benefit obligation exceeds the fair value of plan assets as of December 31, 2024 and 2023:

	Pensions				Other Post-retirement Benefits
	2024		2023		2024	2023
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded projected benefit obligation
Aggregate projected benefit obligation	$455.2	$33.0	$483.1	$34.1	$6.1	$7.1
Aggregate fair value of plan assets	$365.7	$—	$370.2	$—	$—	$—

	Pensions				Other Post-retirement Benefits
	2024		2023		2024	2023
(In millions)	U.S.	Int’l	U.S.	Int’l
Plans with underfunded or non-funded accumulated benefit obligation
Aggregate accumulated benefit obligation	$455.2	$24.2	$483.1	$39.8	$—	$—
Aggregate fair value of plan assets	$365.7	$—	$370.2	$—	$—	$—

The following table summarizes the components of net periodic benefit cost (income) for the years ended December 31, 2024, 2023, and 2022:

	Pensions						Other Post-retirement Benefits
	2024		2023		2022		2024	2023	2022
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net periodic benefit cost (income)
Service cost	$—	$3.1	$—	$3.3	$—	$4.1	$—	$—	$—
Interest cost	24.3	16.4	25.2	16.6	18.5	10.4	0.4	0.5	0.3
Expected return on plan assets	(25.4)	(17.0)	(25.3)	(15.1)	(35.2)	(24.3)	—	—	—
Settlement cost	0.3	(0.6)	0.2	—	0.8	—	—	—	—
Curtailment benefit	—	—	—	—	—	—	(0.3)	—	—
Amortization of net actuarial loss (gain)	11.4	0.4	9.2	0.2	12.0	(0.2)	—	(0.1)	—
Amortization of prior service cost	—	0.3	—	0.3	—	0.3	—	—	—
Net periodic benefit cost (income)	$10.6	$2.6	$9.3	$5.3	$(3.9)	$(9.7)	$0.1	$0.4	$0.3

The following table summarizes changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022:

	Pensions						Other Post-retirement Benefits
	2024		2023		2022		2024	2023	2022
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial gain (loss) arising during period	$(4.1)	$21.1	$25.6	$20.4	$(27.5)	$12.9	$—	$—	$—
Prior service (cost) credit arising during period	—	—	—	0.1	—	0.1	—	—	—
Settlements and curtailments	(0.3)	(0.1)	(0.2)	—	(0.8)	—	0.3	—	—
Amortization of net actuarial loss (gain)	(11.4)	(0.4)	(9.2)	(0.2)	(12.0)	0.2	—	—	—
Amortization of prior service cost (credit)	—	(0.3)	—	(0.3)	—	(0.3)	—	—	—
Other	—	—	—	—	—	—	(0.7)	0.2	(1.5)
Total recognized in other comprehensive income (loss)	$(15.8)	$20.3	$16.2	$20.0	$(40.3)	$12.9	$(0.4)	$0.2	$(1.5)

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions				Other Post-retirement Benefits
	2024		2023		2024	2023
	U.S.	Int’l	U.S.	Int’l
Discount rate	5.70%	5.53%	5.20%	4.62%	6.66%	6.16%
Rate of compensation increase	N/A	3.38%	N/A	3.21%	N/A	4.00%
Pension Increase Rate (In Payment)	N/A	2.97%	N/A	2.85%	N/A	N/A

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions						Other Post-retirement Benefits
	2024		2023		2022		2024	2023	2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Discount rate	5.20%	4.68%	5.60%	4.89%	2.90%	1.91%	6.16%	6.55%	3.96%
Rate of compensation increase	N/A	3.38%	N/A	3.53%	N/A	2.98%	4.00%	4.00%	4.00%
Expected rate of return on plan assets	7.00%	4.40%	7.00%	3.96%	7.00%	4.22%	N/A	N/A	N/A
Cash Balance Interest Credit Rate	N/A	N/A	N/A	2.61%	N/A	2.49%	N/A	N/A	N/A
Pension Increase Rate (In Payment)	N/A	2.85%	N/A	2.89%	N/A	2.89%	N/A	N/A	N/A

Our estimate of expected rate of return on plan assets is based on the historical performance of plan assets, current market conditions, our asset allocation, and long-term growth expectations.

Plan assets - We actively monitor how the duration, and the expected yield of the investments are matching the expected cash outflows arising from the pension obligations. We have not changed the processes used to manage its risks from previous periods. Investments are well diversified, such that the failure of any single investment would not have a material impact on the overall level of assets. Our pension investment strategy emphasizes maximizing returns consistent with balancing risk. Excluding our international plans with insurance-based investments, 64.1% of our total pension plan assets are primarily represented by the U.S. qualified plan. These plans are primarily invested in hedge funds to maximize the long-term returns of the plans. The investment managers of these assets, including the hedge funds and limited partnerships, use Graham and Dodd fundamental investment analysis to select securities that have a margin of safety between the price of the security and the estimated value of the security. This value-oriented approach tends to mitigate the risk of a large equity allocation.
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
•Buy-in insurance contracts are valued using actuarial assumptions and techniques as there is little market data available.
•The fair values of hedge funds are valued using the NAV as determined by the administrator or custodian of the fund. The funds primarily invest in U.S. and international equities, debt securities, and other hedge funds.
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

Our pension plan assets measured at fair value on a recurring basis are as follows as of December 31, 2024 and 2023. Refer to “Fair value measurements” in Note 1 to these consolidated financial statements for a description of the levels.

(In millions)	U.S.					International
December 31, 2024	Total	Level 1	Level 2	Level 3	Net Asset Value (a)	Total	Level 1	Level 2	Level 3	Net Asset Value (a)
Cash and cash equivalents	$—	$—	$—	$—	$—	$6.1	$6.1	$—	$—	$—
Equity securities
U.S. companies	1.5	1.5	—	—	—	—	—	—	—	—
International companies	—	—	—	—	—	5.1	5.1	—	—	—
Registered investment companies	51.4	—	—	—	51.4	24.1	—	—	—	24.1
Insurance contracts	—	—	—	—	—	249.4	—	—	249.4	—
Hedge funds	312.3	—	—	—	312.3	6.6	—	—	—	6.6
Limited partnerships	1.8	—	—	—	1.8	—	—	—	—	—
Real estate and other investments	—	—	—	—	—	41.1	41.1	—	—	—
Total assets	$367.0	$1.5	$—	$—	$365.5	$332.4	$52.3	$—	$249.4	$30.7

December 31, 2023
Cash and cash equivalents	$6.4	$6.4	$—	$—	$—	$10.6	$10.6	$—	$—	$—
Current receivable	86.2	86.2	—	—	—	—	—	—	—	—
Equity securities
U.S. companies	1.4	1.4	—	—	—	—	—	—	—	—
International companies	—	—	—	—	—	5.1	5.1	—	—	—
Registered investment companies	76.3	—	—	—	76.3	46.7	—	—	—	46.7
Hedge funds	195.3	—	—	—	195.3	279.2	—	—	—	279.2
Limited partnerships	5.8	—	—	—	5.8	2.4	—	—	—	2.4
Real estate and other investments	—	—	—	—	—	50.0	50.0	—	—	—
Total assets	$371.4	$94.0	$—	$—	$277.4	$394.0	$65.7	$—	$—	$328.3
(a)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table summarizes our Level 3 rollforward for our buy-in insurance contracts for the year ended December 31, 2024:

		Return on plan assets
(In millions)	Fair Value at January 1	Attributable to Assets held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into Level 3	Fair Value at December 31

International insurance contracts	$—	$(20.8)	$—	$(12.8)	$283.1	$249.5
Contributions - We expect to contribute approximately $11.1 million to our US Qualified Pension Plan in 2025. In 2024 and 2023, we contributed $17.9 million and $5.7 million to all pension plans, respectively.

Estimated future benefit payments - The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2034. Actual benefit payments may differ from expected benefit payments.

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	International
2025	$32.7	$18.9	$0.7
2026	33.1	20.5	0.6
2027	33.3	22.0	0.6
2028	33.5	22.7	0.5
2029	33.8	24.7	0.5
2030-2034	168.3	143.0	2.3

Savings plans - The TechnipFMC Retirement Savings Plan (“Qualified Plan”), a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, is a defined contribution plan. Additionally, we have a non-qualified deferred compensation plan, the (“Non-Qualified Plan”), which allows certain highly compensated employees the option to defer the receipt of a portion of their salary. We match a portion of the participants’ deferrals to both plans. Both plans relate to FMC Technologies, Inc.
Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2024 and 2023, our liability for the Non-Qualified Plan was $26.1 million and $23.0 million, respectively, and was recorded in other liabilities in our consolidated balance sheets. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. Changes in the fair value of these investments are recognized as an offset to other income (expense), net in our consolidated statements of income. As of December 31, 2024 and 2023, we had investments for the Non-Qualified Plan totaling $26.1 million and $23.0 million at fair market value, respectively.
During the years ended December 31, 2024 and 2023 we recognized expense of $21.1 million and $21.1 million, respectively, for matching contributions to these plans in 2024 and 2023, respectively. Additionally, during the years ended December 31, 2024 and 2023, we recognized expense of $8.8 million and $4.4 million, respectively, for non-elective contributions.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. As of December 31, 2024, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	982.2	1,020.8
Norwegian krone	5,756.5	507.6
Australian dollar	360.4	223.5
Brazilian real	1,087.9	175.7
Singapore dollar	125.7	92.2
Malaysian ringgit	393.1	87.9
Indian rupee	2,458.9	28.7
Polish zloty	63.5	15.4
Czech koruna	242.8	10.0
Canadian dollar	9.9	6.9
Swedish krona	36.5	3.3
Indonesian rupiah	(628,220.0)	(38.9)
British pound	(89.2)	(111.7)
U.S. dollar	(2,117.4)	(2,117.4)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of December 31, 2024, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	34.0	5.5
Euro	(14.5)	(15.1)
Norwegian krone	1.7	0.1
U.S. dollar	10.8	10.8

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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	December 31, 2024		December 31, 2023
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$324.6	$361.6	$183.5	$167.9
Long-term - Derivative financial instruments	176.8	242.3	30.4	24.8
Total derivatives designated as hedging instruments	501.4	603.9	213.9	192.7
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	22.5	35.2	(0.1)	12.0
Long-term - Derivative financial instruments	—	0.2	—	—
Total derivatives not designated as hedging instruments	22.5	35.4	(0.1)	12.0
Total derivatives	$523.9	$639.3	$213.8	$204.7

Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive gains (losses) of $(133.0) million and $19.5 million as of December 31, 2024 and 2023, respectively. We expect to transfer an approximate $27.5 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by June of 2028.
The following tables present the location of gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
(In millions)	2024	2023	2022
Foreign exchange contracts	$(130.3)	$48.2	$(55.7)

The following table represents the effect of cash flow hedge accounting in the consolidated statements of income for the year ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(In millions)	2024			2023			2022
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(22.6)	$27.6	$9.8	$(12.6)	$25.6	$(5.5)	$(7.4)	$(14.5)	$(13.1)
Amounts excluded from effectiveness testing	26.7	(14.0)	16.8	23.6	(33.4)	66.4	13.7	(15.1)	(82.0)
Total cash flow hedge gain (loss) recognized in income	4.1	13.6	26.6	11.0	(7.8)	60.9	6.3	(29.6)	(95.1)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(2.1)	1.5	(9.2)	(0.1)	(1.0)	(24.3)	(0.3)	(0.7)	78.1
Total(a)	$2.0	$15.1	$17.4	$10.9	$(8.8)	$36.6	$6.0	$(30.3)	$(17.0)
(a)The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for each of the years ended December 31, 2024, 2023, and 2022.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of December 31, 2024 and 2023, we had no collateralized derivative contracts. The following tables present both gross and net information of recognized derivative instruments:

	December 31, 2024			December 31, 2023
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$523.9	$(284.6)	$239.3	$213.8	$(103.4)	$110.4
Derivative liabilities	$639.3	$(284.6)	$354.7	$204.7	$(103.4)	$101.3

NOTE 24. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2024				December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	$26.5	$26.5	$—	$—	$24.3	$24.3	$—	$—
Money market and stable value funds	3.0	—	2.6	—	2.1	—	1.7	—
Held-to-maturity debt securities	—	—	—	—	1.3	—	1.3	—
Derivative financial instruments
Foreign exchange contracts	523.9	—	523.9	—	213.8	—	213.8	—
Total assets	$553.4	$26.5	$526.5	$—	$241.5	$24.3	$216.8	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	639.3	—	639.3	—	204.7	—	204.7	—
Total liabilities	$639.3	$—	$639.3	$—	$204.7	$—	$204.7	$—

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
We did not record any material impairments during the years ended December 31, 2024, 2023 and 2022.
Other fair value disclosures
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $666.0 million and $683.4 million as of December 31, 2024 and December 31, 2023, respectively.

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
NOTE 25. DISCONTINUED OPERATIONS
The Spin-off
On February 16, 2021, we completed our separation of the Technip Energies business segment. The transaction was structured as a spin-off, which occurred by way of a pro rata dividend (the “Distribution”) to our shareholders of 50.1% of the outstanding shares in Technip Energies N.V. Each of our shareholders received one ordinary share of Technip Energies N.V. for every five ordinary shares of TechnipFMC held at 5:00 p.m., Eastern Standard Time, on the record date, February 17, 2021. Immediately following the completion of the Spin-off, we owned 49.9% of the outstanding shares of Technip Energies. As of June 30, 2022, we had fully divested our remaining ownership stake.
In connection with the Spin-off, TechnipFMC and Technip Energies entered into a separation and distribution agreement, as well as various other agreements, including, among others, a tax matters agreement, an employee matters agreement, and a transition services agreement and certain agreements relating to intellectual property. These agreements provide for the allocation between TechnipFMC and Technip Energies of assets, employees, taxes, liabilities, and obligations attributable to periods prior to, at, and after the Spin-off.
Discontinued Operations
The Spin-off represented a strategic shift that had a major impact on our operations and consolidated financial statements. Historical results of Technip Energies prior to the Distribution on February 16, 2021 have been presented as discontinued operations in our consolidated statements of income and consolidated statements of cash flows for the year ended December 31, 2022. Our consolidated statements of income, consolidated statements of cash flows, and notes to the consolidated financial statements have been updated to reflect continuing operations only.
The following table summarizes the components of loss from discontinued operations:

(In millions)	2022
Revenue	$—
Costs and expenses	(26.4)
Other income and (expense), net	—
Loss from discontinued operations before income taxes	(26.4)
Income tax expense	18.9
Loss from discontinued operations, net of income taxes	$(45.3)

For the year ended December 31, 2022, we recorded $26.4 million in expense from discontinued operations due to a change in estimate of liabilities recognized in connection with the Spin-off. Also, for the year ended December 31, 2022, we recorded $18.9 million in income tax expense from discontinued operations related to a change in estimate in the French tax group.
NOTE 26. SUBSEQUENT EVENTS

On February 25, 2025, the Company announced that its Board of Directors has authorized and declared a quarterly cash dividend of $0.05 per share, payable on April 2, 2025 to shareholders of record as of the close of business on the New York Stock Exchange on March 18, 2025. The ex-dividend date is March 18, 2025.

On January 23, 2025, Moody’s upgraded TechnipFMC to ‘Baa3’ from ‘Ba1’, while maintaining a positive outlook, for the issuer-level ratings on the Company’s senior unsecured notes due 2026.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, and under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024, that our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, certain of our directors or officers adopted Rule 10b5-1 trading arrangements (each, a “Rule 10b5-1 Plan”). Rule 10b5-1 Plans allow our directors or officers to transact in Company equity pursuant to a non-discretionary written plan adopted at a time when the director or officer is not in possession of material, nonpublic information and require a waiting period of at least 90 days prior to the first trade.

			Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Maximum Number of Ordinary Shares to be Sold	Expiration	Duration (in days)
Douglas J. Pferdehirt Chair and Chief Executive Officer	Adoption	12/2/2024	X		2,092,639	The earlier of (i) the date when all securities under the plan are sold and (ii) December 1, 2025	365
Alf Melin Executive Vice President and Chief Financial Officer	Adoption	12/2/2024	X		353,622	The earlier of (i) the date when all securities under the plan are sold and (ii) December 1, 2025	365
Luana Duffé Executive Vice President, New Energy	Adoption	12/2/2024	X		88,832	The earlier of (i) the date when all securities under the plan are sold and (ii) December 1, 2025	365
Justin Rounce Executive Vice President and Chief Technology Officer	Adoption	12/2/2024	X		688,329	The earlier of (i) the date when all securities under the plan are sold and (ii) December 1, 2025	365
Johnathan D. Landes President, Subsea	Adoption	12/2/2024	X		233,184	The earlier of (i) the date when all securities under the plan are sold and (ii) December 1, 2025	365
Thierry Conti President, Surface Technologies	Adoption	12/2/2024	X		17,409	The earlier of (i) the date when all securities under the plan are sold and (ii) December 1, 2025	365
David Light Senior Vice President, Controller and Chief Accounting Officer	Adoption	12/2/2024	X		13,614	The earlier of (i) the date when all securities under the plan are sold and (ii) December 1, 2025	365
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Part I, Item 1 “Executive Officers of the Registrant” of this Annual Report on Form 10-K for information regarding our executive officers. The information set forth under the sections “Corporate Governance,” “Proposal 1 - Election of Directors”, and if applicable, “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2025 Annual General Meeting of Shareholders is incorporated herein by reference.
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
We have adopted an Insider Trading Compliance Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees, and have implemented procedures that we believe are reasonably designed to promote compliance with laws, rules, regulations, and the applicable New York Stock Exchange listing standards governing insider trading. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Form 10-K.
The table below sets forth our directors and their current principal occupations as of February 27, 2025.

Name	Principal Occupation
Douglas J. Pferdehirt	Chair and Chief Executive Officer of TechnipFMC
Eleazar de Carvalho Filho	Founding Partner of Virtus BR Partners Assessoria Corporativa Ltda. and Founding Partner of Sinfonia Consultoria Financeira e Participações Ltda., financial advisory and consulting firms
Claire S. Farley	Former Vice Chairman in the Energy business of KKR & Co. L.P., a global investment firm
Robert G. Gwin	Former President of Anadarko Petroleum Corporation, an oil and natural gas exploration and production company
John O’Leary	Chief Executive Officer of Strand Energy, a Dubai-based company specializing in business development in the oil and natural gas industry
Margareth Øvrum	Former Executive Vice President of Development and Production Brazil of Equinor ASA, an international oil and natural gas company
Kay G. Priestly	Former Chief Executive Officer of Turquoise Hill Resources Ltd., an international mining company
John Yearwood	Former Chief Executive Officer, President, and Chief Operating Officer of Smith International, Inc., a supplier of services and manufactured products to oil and natural gas exploration and production companies
Sophie Zurquiyah	Chief Executive Officer of Viridien, a global geoscience technology leader
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation Discussion and Analysis,” and “Compensation and Talent Committee Report” of our Proxy Statement for the 2025 Annual General Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2025 Annual General Meeting of Shareholders.
As of December 31, 2024, our securities authorized for issuance under equity compensation plans were as follows:

Plan Category (Shares in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,192.4	$19.82	—
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Corporate Governance - Director Independence” of our Proxy Statement for the 2025 Annual General Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the sections entitled “Proposal 6 - Ratification of U.S. Auditor” of our Proxy Statement for the 2025 Annual General Meeting of Shareholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.The following consolidated financial statements of TechnipFMC plc and subsidiaries are filed as part of this Annual Report on Form 10-K under Part II, Item 8:
Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID: 238)
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
2.Financial Statement Schedule:
See “Schedule II - Valuation and Qualifying Accounts” included herein. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K
3.Exhibits:
See “Index of Exhibits” filed as part of this Annual Report on Form 10-K

Part IV
Item 15 (a) (2), Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Adjustments (b)	Balance at End of Period
Year Ended December 31, 2022
Valuation allowance for deferred tax assets	$935.5	$79.4	$(15.8)	$—	$999.1
Inventory valuation reserve	$116.6	$21.9	$(2.0)	$(28.3)	$108.2
Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$999.1	$—	$28.0	$(109.7)	$917.4
Inventory valuation reserve	$108.2	$3.7	$1.8	$(14.0)	$99.7
Year Ended December 31, 2024
Valuation allowance for deferred tax assets	$917.4	$23.2	$37.3	$(223.5)	$754.4
Inventory valuation reserve	$99.7	$(3.4)	$(4.4)	$—	$91.9
(a)"Additions charged to other accounts” includes translation adjustments.
(b)“Deductions and adjustments” includes write-offs, net of recoveries, increases in allowances offset by increases to deferred tax assets, and reductions in the allowances credited to expense.

See accompanying Report of Independent Registered Public Accounting Firm.
ITEM 16. FORM 10-K SUMMARY
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

10.1*
Amended and Restated Supplemental Retirement Savings Plan, effective January 1, 2024 (incorporated by reference from Exhibit 10.1 to the Annual Report on Form 10-K filed on February 27, 2024) (File No. 001-379-83).

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
10.8*
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on April 27, 2023) (File No. 001-37983)

10.8a*
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on April 27, 2023) (File No. 001-37983)

10.8b*
Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on April 27, 2023) (File No. 001-37983)

10.9*
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on April 26, 2024) (File No. 001-37983)

10.9a*
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on April 26, 2024) (File No. 001-37983)

10.9b*
Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on April 26, 2024) (File No. 001-37983)

10.10*
2016 Technip Incentive and Reward Plan (Stock Option Plan Rules) July 1, 2016 allocation (incorporated by reference from Exhibit 99.11 to the Registration Statement on Form S-8 of TechnipFMC plc, filed on February 27, 2017) (File No. 333-216289)

10.11*	Form of TechnipFMC plc Executive Severance Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2024) (File No. 001-37983)
10.12*	Form of Executive Director Appointment Letter (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.13*	Form of Non-Executive Director Appointment Letter (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.14*	Form of Director Deed of Indemnity (Directors) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.15*	Form of Deed of Indemnity (Executive Officers) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.16*	Form of Director Deed of Indemnity (Executive Directors) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.17*	TechnipFMC plc Directors Deferred Compensation Plan (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K filed on March 5, 2021) (File No. 001-37983)
10.18
Commitment Letter, dated as of January 7, 2021, by and among the Company and the financial institutions party thereto (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.19
Tax Matters Agreement, dated as of February 16, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.20
Employee Matters Agreement, dated as of February 15, 2021, by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.21
Transition Services Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.22
Patent License Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.23
Coexistence and Trademark Matters Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.24^
Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.24a^
First Amendment, dated April 29, 2021, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2021) (File No. 001-37983)

10.24b^
Second Amendment, dated October 6, 2021, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 27, 2021) (File No. 001-37983)

10.24c^^
Third Amendment, dated November 9, 2021, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.22c to the Annual Report on Form 10-K filed on February 27, 2024) (File No. 001-37983)

10.24d
Fourth Amendment, dated April 19, 2022, to the Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative (incorporated by reference from Exhibit 10.22d to the Annual Report on Form 10-K filed on February 27, 2024) (File No. 001-37983)

10.24e^
Amendment No. 5 to the Credit Agreement, dated April 24, 2023, by and among TechnipFMC plc, FMC Technologies, Inc. and TechnipFMC Finance Limited as borrowers, JPMorgan Chase Bank, N.A., BofA Securities Inc., Citibank, N.A., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, Société Générale, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2023) (File No. 001-37983)

10.24f^
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

10.25	Form of Share Purchase Contract (filed as Appendix B to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed on March 15, 2024, File No. 001-37983, and incorporated herein by reference)
10.26
Form of Rule 10b-5 Share Repurchase Contract (filed as Appendix C to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed on March 15, 2024, File No. 001-37983, and incorporated herein by reference)

10.27*	Separation, Release and Waiver of Claims and Restrictive Covenant Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2023) (File No. 001-37983)
19.1	Insider Trading Compliance Policy
21.1	List of Significant Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C.
97.1	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference from Exhibit 97.1 to the Annual Report on Form 10-K filed on February 27, 2024) (File No. 001-37983)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

TechnipFMC plc (Registrant)

By:
Date: February 27, 2025		David Light Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chair and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Douglas J. Pferdehirt

	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Alf Melin

	Senior Vice President, Controller and Chief Accounting Officer (Controller and Principal Accounting Officer)	February 27, 2025
David Light

	Director	February 27, 2025
Eleazar de Carvalho Filho

	Director	February 27, 2025
Claire S. Farley

	Director	February 27, 2025
Robert G. Gwin

	Director	February 27, 2025
John O’Leary

	Director	February 27, 2025
Margareth Øvrum

	Director	February 27, 2025
Kay G. Priestly

	Director	February 27, 2025
John Yearwood

	Director	February 27, 2025
Sophie Zurquiyah