Form 10-Q
period 2025-03-31
TechnipFMC plc
filed 2025-04-24
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2025
Ordinary shares, $1.00 par value per share	419,229,490

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of TechnipFMC plc (the “Company,” “we,” “us,” or “our”) contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, market growth and recovery, growth of our New Energy business and anticipated revenues, earnings, cash flows, or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook”, “commit,” “target,” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs, and assumptions concerning future developments and business conditions and their potential effect on us. While management believes these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including, unpredictable trends in the demand for and price of oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; our inability to develop, implement and protect new technologies and services and intellectual property related thereto; the cumulative loss of major contracts, customers or alliances and unfavorable credit and commercial terms of certain contracts; disruptions in the political, regulatory, economic and social conditions, or public health crisis in the countries where we conduct business; unexpected geopolitical events, armed conflicts, and terrorism threats; the refusal of the Depository Trust Company to act as depository and clearing agency for our shares; the impact of our existing and future indebtedness; a downgrade in our debt rating; the risks caused by our acquisition and divestiture activities; additional costs or risks from increasing scrutiny and expectations regarding sustainability matters; uncertainties related to our investments, including those related to energy transition; the risks caused by fixed-price contracts; our failure to timely deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; risks of pirates and maritime conflicts endangering our maritime employees and assets; any delays and cost overruns of capital asset construction projects for vessels and manufacturing facilities; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with existing and future laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; uninsured claims and litigation against us; the additional restrictions on dividend payouts or share repurchases as an English public limited company; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; significant changes or developments in U.S. or other national trade policies, including tariffs and the reactions of other countries thereto; potential departure of our key managers and employees; adverse seasonal, weather, and other climatic conditions; unfavorable currency exchange rates; risk in connection with our defined benefit pension plan commitments; and our inability to obtain sufficient bonding capacity for certain contracts. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise, except to the extent required by law.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2025	2024
Revenue
Service revenue	$1,304.0	$1,165.8
Product revenue	868.2	813.9
Lease revenue	61.4	62.3
Total revenue	2,233.6	2,042.0

Costs and expenses
Cost of service revenue	1,090.4	1,019.1
Cost of product revenue	635.8	643.2
Cost of lease revenue	42.5	38.3
Selling, general and administrative expense	184.2	159.8
Research and development expense	19.1	17.6
Restructuring, impairment and other expenses	1.2	5.0
Total costs and expenses	1,973.2	1,883.0

Other expense, net	(29.6)	(12.3)
Gain on disposal of Measurement Solutions business (Note 18)	—	75.2
Income from equity affiliates (Note 9)	9.4	1.4
Income before net interest expense and income taxes	240.2	223.3
Interest income	12.7	13.7
Interest expense	(22.6)	(26.4)
Income before income taxes	230.3	210.6
Provision for income taxes (Note 15)	87.0	49.7
Net income	143.3	160.9
Net (income) attributable to non-controlling interests	(1.3)	(3.8)
Net income attributable to TechnipFMC plc	$142.0	$157.1

Earnings per share attributable to TechnipFMC plc
Basic	$0.34	$0.36
Diluted	$0.33	$0.35

Weighted average shares outstanding (Note 5)
Basic	421.2	433.6
Diluted	431.2	446.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net income attributable to TechnipFMC plc	$142.0	$157.1
Net (income) attributable to non-controlling interests	(1.3)	(3.8)
Net income attributable to TechnipFMC plc, including non-controlling interests	143.3	160.9

Foreign currency translation adjustments
Net unrealized gains (losses) arising during the period	90.1	(62.7)
Reclassification adjustment for net losses included in net income	—	10.5
Foreign currency translation adjustments(a)	90.1	(52.2)

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	59.2	(34.4)
Reclassification adjustment for net (gains) losses included in net income	0.7	(3.1)
Net gains (losses) on hedging instruments(b)	59.9	(37.5)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(2.3)	4.1
Reclassification adjustment for amortization of prior service cost included in net income	0.1	0.1
Reclassification adjustment for amortization of net actuarial losses included in net income	2.3	3.1
Reclassification adjustment for net (gain) included in net income	—	(2.3)
Net pension and other post-retirement benefits(c)	0.1	5.0
Other comprehensive income (loss), net of tax	150.1	(84.7)
Comprehensive income	293.4	76.2
Comprehensive (income) attributable to non-controlling interest	(1.4)	(3.9)
Comprehensive income attributable to TechnipFMC plc	$292.0	$72.3
(a)Net of income tax of nil for the three months ended March 31, 2025 and 2024.
(b)Net of income tax benefit of $3.4 million and $6.6 million for the three months ended March 31, 2025 and 2024, respectively.
(c)Net of income tax benefit (expense) of $(0.7) million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,186.8	$1,157.7
Trade receivables, net of allowances of $50.0 in 2025 and $43.4 in 2024	1,144.4	1,318.5
Contract assets, net of allowances of $1.3 in 2025 and $1.3 in 2024	1,068.2	967.7
Inventories, net (Note 7)	1,178.8	1,076.7
Derivative financial instruments (Note 16)	317.2	347.1
Income taxes receivable	140.0	136.6
Advances paid to suppliers	116.9	116.9
Other current assets (Note 8)	374.8	346.4
Total current assets	5,527.1	5,467.6
Investments in equity affiliates (Note 9)	253.4	244.5
Property, plant and equipment, net of accumulated depreciation of $2,979.4 in 2025 and $2,824.0 in 2024	2,266.9	2,133.8
Operating lease right-of-use assets	736.7	723.3
Finance lease right-of-use assets	133.3	96.9
Intangible assets, net of accumulated amortization of $838.3 in 2025 and $816.6 in 2024	488.4	508.3
Deferred income taxes	262.6	259.7
Derivative financial instruments (Note 16)	49.0	176.8
Other assets	254.4	258.3
Total assets	$9,971.8	$9,869.2

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 11)	$494.1	$277.9
Operating lease liabilities	136.9	131.0
Finance lease liabilities	22.1	61.9
Accounts payable, trade	1,374.5	1,302.6
Contract liabilities	1,917.0	1,786.6
Accrued payroll	218.0	185.3
Derivative financial instruments (Note 16)	319.4	396.8
Income taxes payable	186.9	156.5
Other current liabilities (Note 8)	514.1	566.2
Total current liabilities	5,183.0	4,864.8
Long-term debt, less current portion (Note 11)	410.8	607.3
Operating lease liabilities, less current portion	661.6	661.5
Financing lease liabilities, less current portion	126.2	51.8
Deferred income taxes	60.5	54.4
Accrued pension and other post-retirement benefits, less current portion	130.8	129.3
Derivative financial instruments (Note 16)	68.3	242.5
Other liabilities	213.6	119.2
Total liabilities	6,854.8	6,730.8
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (Note 12)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2025 and 2024; 419.0 shares and 423.1 shares issued and outstanding in 2025 and 2024, respectively	419.0	423.0
Capital in excess of par value of ordinary shares	8,419.7	8,653.4
Accumulated deficit	(4,244.8)	(4,309.8)
Accumulated other comprehensive loss	(1,522.8)	(1,672.8)
Total TechnipFMC plc stockholders’ equity	3,071.1	3,093.8
Non-controlling interests	45.9	44.6
Total equity	3,117.0	3,138.4
Total liabilities and equity	$9,971.8	$9,869.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash provided (required) by operating activities
Net income	$143.3	$160.9
Adjustments to reconcile net income to cash provided (required) by operating activities
Depreciation and amortization	102.4	99.5
Income from equity affiliates, net of dividends received	(8.6)	(1.4)
Gain on disposal of Measurement Solutions business	—	(75.2)
Changes in operating assets and liabilities
Trade receivables, net and Contract assets, net	88.1	(19.5)
Inventories, net	(76.3)	(76.2)
Accounts payable, trade and Contract liabilities	154.4	(106.6)
Income taxes payable, net	19.5	10.9
Other current assets and liabilities, net	(26.3)	(199.6)
Other operating activities	45.2	80.5
Cash provided (required) by operating activities	441.7	(126.7)

Cash provided (required) by investing activities
Capital expenditures	(61.8)	(52.0)
Proceeds from sale of Measurement Solutions business	—	186.1
Other investing activities	3.6	2.2
Cash provided (required) by investing activities	(58.2)	136.3

Cash required by financing activities
Net decrease in short-term debt	(11.2)	(27.4)
Share repurchases	(250.1)	(150.1)
Dividends paid	(21.0)	(21.7)
Payments related to taxes withheld on share-based compensation	(62.2)	(49.7)
Other financing activities	(21.4)	(7.3)
Cash required by financing activities	(365.9)	(256.2)
Effect of changes in foreign exchange rates on cash and cash equivalents	11.5	(8.3)
Change in cash and cash equivalents	29.1	(254.9)
Cash and cash equivalents, beginning of period	1,157.7	951.7
Cash and cash equivalents, end of period	$1,186.8	$696.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025 and 2024

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2024	$423.0	$8,653.4	$(4,309.8)	$(1,672.8)	$44.6	$3,138.4
Net income	—	—	142.0	—	1.3	143.3
Other comprehensive income	—	—	—	150.0	0.1	150.1
Issuance of ordinary shares, net of shares withheld for tax	4.9	(67.1)	—	—	—	(62.2)
Share-based compensation	—	14.1	—	—	—	14.1
Shares repurchased and cancelled	(8.9)	(182.6)	(58.6)	—	—	(250.1)
Proceeds from exercise of stock options	—	2.0	—	—	—	2.0
Dividends declared and paid	—	—	(21.0)	—	—	(21.0)
Other		(0.1)	2.6	—	(0.1)	2.4
Balance as of March 31, 2025	$419.0	$8,419.7	$(4,244.8)	$(1,522.8)	$45.9	$3,117.0

Balance as of December 31, 2023	$432.9	$8,938.9	$(4,993.1)	$(1,242.0)	$35.4	$3,172.1
Net income	—	—	157.1	—	3.8	160.9
Other comprehensive income (loss)	—	—	—	(84.8)	0.1	(84.7)
Issuance of ordinary shares, net of shares withheld for tax	4.3	(54.0)	—	—	—	(49.7)
Share-based compensation	—	18.5	—	—	—	18.5
Shares repurchased and cancelled	(6.3)	(129.0)	(14.8)	—	—	(150.1)
Dividends declared and paid	—	—	(21.7)	—	—	(21.7)
Other	—	(0.1)	—	—	—	(0.1)
Balance as of March 31, 2024	$430.9	$8,774.3	$(4,872.5)	$(1,326.8)	$39.3	$3,045.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these condensed consolidated financial statements may not be representative of the results that may be expected for the year ending December 31, 2025.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively and is effective in the 2025 annual period and in 2026 for interim periods, with early adoption permitted. We are currently evaluating the impact of this standard on the related disclosures.
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

The following table presents total revenue by geography for each reportable segment for the three months ended March 31, 2025 and 2024:

	Reportable segments
	Three Months Ended
	March 31, 2025		March 31, 2024
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$628.3	$20.6	$676.8	$25.3
Europe and Central Asia	481.7	28.3	358.9	36.7
North America	291.3	116.3	317.0	125.1
Africa	252.0	7.5	295.7	12.8
Asia Pacific	250.5	22.7	91.0	23.2
Middle East	32.4	102.0	(4.6)	84.1
Total revenue	$1,936.2	$297.4	$1,734.8	$307.2
The following table presents total revenue by contract type for each reportable segment for the three months ended March 31, 2025 and 2024:

	Reportable segments
	Three Months Ended
	March 31, 2025		March 31, 2024
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,239.9	$64.1	$1,117.5	$48.3
Products	678.5	189.7	597.6	216.3
Lease	17.8	43.6	19.7	42.6
Total revenue	$1,936.2	$297.4	$1,734.8	$307.2
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.

The following table provides information about net contract assets (liabilities) as of March 31, 2025 and December 31, 2024:

(In millions)	March 31, 2025	December 31, 2024
Contract assets	$1,068.2	$967.7
Contract liabilities	(1,917.0)	(1,786.6)
Net contract liabilities	$(848.8)	$(818.9)
The increase in our contract assets from December 31, 2024 to March 31, 2025 was primarily due to the timing of project milestones.
The increase in our contract liabilities was primarily driven from an overall portfolio and client mix enabling an acceleration of client cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended March 31, 2025 and 2024 that was included in the contract liabilities balance as of December 31, 2024 and 2023 was $609.2 million and $479.6 million, respectively.
Net revenue recognized from our performance obligations satisfied or partially satisfied in previous periods had a favorable impact of $19.4 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025, there were no projects with individually material impacts. One project was materially and favorably impacted for the three months ended March 31, 2024 by $23.5 million, as a result of improved performance in the delivery and was offset by individually immaterial net negative impacts of $22.9 million.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration, and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of March 31, 2025, the aggregate amount of the transaction price allocated to order backlog was $15.8 billion. TechnipFMC expects to recognize revenue on approximately 32.9 percent of the order backlog through 2025 and 67.1% thereafter.
The following table details the order backlog for each business segment as of March 31, 2025:

(In millions)	2025	2026	Thereafter		Total
Subsea	$4,883.8	$4,294.7	$5,767.1		$14,945.6
Surface Technologies	325.7	248.8	295.9		870.4
Total order backlog	$5,209.5	$4,543.5	$6,063.0	$—	$15,816.0
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
Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in segment operating profit. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign exchange gains (losses), net interest income (expense) associated with corporate debt facilities, and income taxes.
The following presents financial information of our business segments:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Segment revenue
Subsea	$1,936.2	$1,734.8
Surface Technologies	297.4	307.2
Total segment revenue	2,233.6	2,042.0

Segment cost of sales(a)
Subsea	1,539.9	1,459.9
Surface Technologies	236.6	246.3
Total segment cost of sales	1,776.5	1,706.2

Other segment items(b)
Subsea	148.4	118.3
Surface Technologies(c)	30.6	(42.5)
Total other segment items	179.0	75.8

Segment operating profit
Subsea	247.9	156.6
Surface Technologies(c)	30.2	103.4
Total segment operating profit	278.1	260.0

Corporate items
Corporate expense(d)	(25.8)	(32.2)
Net interest expense	(9.9)	(12.7)
Foreign exchange losses, net	(12.1)	(4.5)
Total corporate items	(47.8)	(49.4)
Income before income taxes(e)	$230.3	$210.6
(a)These significant expenses are easily computable from profit measures that are regularly provided to the chief operating decision maker.
(b)Other segment items include selling, general and administrative expense, research and development expense, income (loss) from equity affiliates and restructuring, impairment and other expenses.
(c)Includes the gain on disposal of MSB for the three months ended March 31, 2024, see Note 18 for additional details.
(d)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits.
(e)Includes amounts attributable to non-controlling interests.

Segment assets were as follows:

(In millions)	March 31, 2025	December 31, 2024
Segment assets
Subsea	$6,797.1	$6,894.0
Surface Technologies	1,236.2	1,208.3
Total segment assets	8,033.3	8,102.3
Corporate (a)	1,938.5	1,766.9
Total assets	$9,971.8	$9,869.2
(a)Corporate includes cash, deferred income tax balances, property, plant and equipment intangible assets, assets not associated with a specific segment, pension assets, and the fair value of derivative financial instruments.
Other business segment information is as follows:

	Capital Expenditures		Depreciation and Amortization		Research and Development Expense
	Three Months Ended March 31,
(In millions)	2025	2024	2025	2024	2025	2024
Subsea	$51.6	$43.7	$86.5	$85.8	$18.3	$15.9
Surface Technologies	6.8	8.2	15.7	13.4	0.8	1.7
Subtotal	58.4	51.9	102.2	99.2	19.1	17.6
Corporate	3.4	0.1	0.2	0.3	—	—
Total	$61.8	$52.0	$102.4	$99.5	$19.1	$17.6

NOTE 5. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2025	2024
Net income attributable to TechnipFMC plc	$142.0	$157.1

Weighted average number of shares outstanding	421.2	433.6
Dilutive effect of awards granted under our stock incentive plans	10.0	12.7
Total shares and dilutive securities	431.2	446.3

Basic and diluted earnings per share attributable to TechnipFMC plc:
Earnings per share attributable to TechnipFMC plc
Basic	$0.34	$0.36
Diluted	$0.33	$0.35
For the three months ended March 31, 2025 and 2024, weighted average shares of nil and 0.9 million shares, respectively, were excluded from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive.

NOTE 6. RECEIVABLES
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivables and other are related to sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	March 31, 2025			December 31, 2024
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating Aa3 - Ba2	2022-2025	$125.6	Moody’s rating A3 - Ba2	2020-2023	$127.6
Total financial assets			$125.6			$127.6
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
The table below shows the roll-forward of allowance for credit losses as of March 31, 2025 and 2024, respectively.

	Balance as of March 31, 2025
(In millions)	Trade receivables	Contract assets	Loans receivables and other
Allowance for credit losses at December 31, 2024	$43.4	$1.3	$2.5
Current period provision (release) for expected credit losses	6.8	—	3.0
Recoveries	(0.2)	—	—
Allowance for credit losses at March 31, 2025	$50.0	$1.3	$5.5

	Balance as of March 31, 2024
(In millions)	Trade receivables	Contract assets	Loans receivables and other
Allowance for credit losses at December 31, 2023	$34.4	$1.4	$2.3
Current period provision (release) for expected credit losses	(1.2)	(0.1)	7.3
Allowance for credit losses at March 31, 2024	$33.2	$1.3	$9.6
Trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.
NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Raw materials	$421.6	$374.8
Work in process	211.8	162.7
Finished goods	545.4	539.2
Inventories, net	$1,178.8	$1,076.7

NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Value-added tax receivables	$157.3	$155.8
Prepaid expenses	105.6	81.6
Withholding tax and other receivables	78.6	67.7
Current financial assets at amortized cost	7.7	8.1
Other	25.6	33.2
Total other current assets	$374.8	$346.4
Other current liabilities consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Social security liability	$112.3	$89.1
Warranty accruals and project contingencies	82.3	68.0
Legal provisions	57.2	49.4
Value-added tax and other taxes payable	49.1	57.1
Compensation accrual	40.1	127.1
Other accrued liabilities	173.1	175.5
Total other current liabilities	$514.1	$566.2
NOTE 9. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three months ended March 31, 2025 and 2024, our income from equity affiliates was $9.4 million and $1.4 million, respectively.
Our major equity method investment is as follows:
Dofcon Brasil AS is an affiliated company in the form of a joint venture between TechnipFMC and DOF Subsea (“DOF”) and was founded in 2006. The joint venture is composed of three legal entities: Dofcon Brasil AS, Techdof Brasil AS, and Dofcon Navegacao Ltda. Dofcon Brasil AS is the joint venture holding company and is owned 50% by DOF and 50% by TechnipFMC. Dofcon Brasil AS owns 100% of both Dofcon Navegacao Ltda. and Techdof Brasil AS. All joint venture entities are collectively referred to as “Dofcon.” Dofcon provides Pipe-Laying Support Vessels for work in oil and natural gas fields offshore Brazil. Dofcon is considered a variable interest entity (“VIE”) because it does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. We are not the primary beneficiary of the VIE. As such, we have accounted for our 50% investment using the equity method of accounting with results reported in our Subsea segment.
In June 2023, Dofcon Brasil AS declared a $170.0 million dividend to its joint venture partners. In December 2023, the joint venture partners agreed to convert their outstanding dividend receivable into a long-term loan receivable from Dofcon. As a result of this conversion, our 50% share of this dividend receivable has a due date of June 26, 2028 and is included as a long-term loan receivable in other assets on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
Dofcon Navegacao Ltda. and Techdof Brasil AS have debts related to loans on their vessels. TechnipFMC and DOF Subsea provide guarantees for the debts and our share of the guarantees was $305.7 million as of March 31, 2025.

NOTE 10. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, were not material as of and for the three months ended March 31, 2025 and the comparable periods of the prior year. Related parties are defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures.
Loan receivables as of March 31, 2025 and December 31, 2024 include $85.0 million due from Dofcon, for which interest income of $1.6 million and $1.8 million, respectively, has been recorded during the three months ended March 31, 2025 and 2024. Interest receivables as of March 31, 2025 and 2024 were $12.2 million and $5.2 million.
NOTE 11. DEBT
Overview
Debt consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
5.75% 2020 Private Placement Notes due 2025	$216.1	$207.9
6.50% Senior notes due 2026	202.9	202.9
4.00% 2012 Private Placement Notes due 2027	81.0	78.0
4.00% 2012 Private Placement Notes due 2032	108.0	103.9
3.75% 2013 Private Placement Notes due 2033	108.0	103.9
Bank borrowings and other	194.2	194.3
Unamortized debt issuance costs and discounts	(5.3)	(5.7)
Total debt	$904.9	$885.2
Less: current borrowings	494.1	277.9
Long-term debt	$410.8	$607.3
Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement, which provided for a $1.0 billion three-year senior secured multi-currency revolving credit facility, including a $450.0 million letter of credit sub-facility (the “Revolving Credit Facility”).
On April 24, 2023, we entered into a fifth amendment (the “Amendment No. 5”) to the Revolving Credit Facility (as amended, the “Credit Agreement”), which increased the commitments available to the Company to $1.25 billion and extended the term to five years from the date of the Amendment No. 5. The Credit Agreement also provides for a $250.0 million letter of credit sub-facility. We incurred $16.7 million of debt issuance costs in connection with the Amendment No. 5. These debt issuance costs are amortized to interest expense over the term of the Credit Agreement and are included in other assets in our condensed consolidated balance sheets.
Availability of borrowings under the Credit Agreement is reduced by the outstanding letters of credit issued against the facility. As of March 31, 2025, there were no letters of credit outstanding, and our availability under the Credit Agreement was $1.25 billion.
Borrowings under the Credit Agreement bear interest at the following rates, plus an applicable margin, depending on currency:
•U.S. dollar-denominated loans bear interest, at the Company’s option, at a base rate or an adjusted rate linked to the Secured Overnight Financing Rate (“Adjusted Term SOFR”).
•British pound-denominated loans bear interest on an adjusted rate linked to the Sterling Overnight Index Average Rate ("SONIA").
•Euro-denominated loans bear interest on an adjusted rate linked to the Euro interbank offered rate.

After the upgrade to ‘Baa3/BBB-’ the rate for Term Benchmark (as defined in the Credit Agreement) loans is 1.50% and the rate for base rate loans is 0.50% effective from June 28, 2024. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions, and financial covenants.
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
On March 7, 2024, S&P Global Ratings (“S&P”) upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes. On June 27, 2024, Fitch Ratings (“Fitch”) assigned a first-time investment grade long-term issuer default rating of ‘BBB-’ for TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Debt Rating (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released.
On January 23, 2025, Moody’s upgraded TechnipFMC to ‘Baa3’ from ‘Ba1’, while maintaining a positive outlook, for the issue-level ratings on the Company’s senior unsecured notes due 2026.
2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”). The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore, and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are amortized to interest expense over the term and are included in long-term debt in our condensed consolidated balance sheets. The outstanding balance of the 2021 Notes as of March 31, 2025 is $202.9 million.
As of March 31, 2025, TechnipFMC was in compliance with all debt covenants.
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
NOTE 12. STOCKHOLDERS’ EQUITY
On February 25, 2025, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on April 2, 2025 to shareholders and represents $0.20 per share on an annualized basis. The cash dividends paid during the three months ended March 31, 2025 and 2024 were $21.0 million and $21.7 million, respectively.
On October 23, 2024, our Board of Directors authorized share repurchases of up to $1.0 billion. The Company’s total share repurchase authorization increased to $1.8 billion of our outstanding ordinary shares under our share repurchase program, and pursuant to this share repurchase program, we repurchased $250.1 million and $150.1 million of ordinary shares during the three months ended March 31, 2025 and 2024.
Based upon the remaining repurchase authority of $844.5 million and the closing stock price as of March 31, 2025, approximately 26.6 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $955.5 million of ordinary shares through March 31, 2025. All shares repurchased were immediately cancelled.

Accumulated other comprehensive income (loss) for three months ended March 31, 2025 and 2024 consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2024	$(1,386.3)	$(131.6)	$(154.9)	$(1,672.8)	$(6.2)
Other comprehensive income (loss) before reclassifications, net of tax	90.0	59.2	(2.3)	146.9	0.1
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	—	0.7	2.4	3.1	—
Other comprehensive income (loss), net of tax	90.0	59.9	0.1	150.0	0.1
March 31, 2025	$(1,296.3)	$(71.7)	$(154.8)	$(1,522.8)	$(6.1)

December 31, 2023	$(1,120.5)	$20.9	$(142.4)	$(1,242.0)	$(6.0)
Other comprehensive income (loss) before reclassifications, net of tax	(62.8)	(34.4)	4.1	(93.1)	0.1
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	10.5	(3.1)	0.9	8.3	—
Other comprehensive income (loss), net of tax	(52.3)	(37.5)	5.0	(84.8)	0.1
March 31, 2024	$(1,172.8)	$(16.6)	$(137.4)	$(1,326.8)	$(5.9)
Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Income
Gains (loss) on foreign currency translation
Release of CTA income (loss)	$—	$(10.5)	Other income (expense), net
	$—	$(10.5)	Net income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(8.8)	$0.9	Revenue
	12.5	0.6	Cost of sales
	(3.0)	2.8	Other income (expense), net
	0.7	4.3	Income before income taxes
	1.4	1.2	Provision for income taxes
	$(0.7)	$3.1	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$(0.1)	$(0.1)	Other income (expense), net(a)
Amortization of net actuarial loss	(3.0)	(2.1)	Other income (expense), net(a)
Reclassification adjustment for net gain included in net income	—	2.3	Other income (expense), net(a)
	(3.1)	0.1	Loss before income taxes
	(0.7)	1.0	Provision (benefit) for income taxes
	$(2.4)	$(0.9)	Net loss
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, trade in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. As of March 31, 2025 and December 31, 2024, the amounts due to suppliers participating in the SCF were $112.5 million and $121.2 million, respectively.

NOTE 14. COMMITMENTS AND CONTINGENT LIABILITIES
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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Financial guarantees(a)	$181.8	$134.8
Performance guarantees(b)	1,844.2	1,868.1
Maximum potential undiscounted payments	$2,026.0	$2,002.9
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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of March 31, 2025 and December 31, 2024, and that the ultimate resolution of such matters will not materially affect our condensed consolidated financial position, results of operations, or cash flows.

NOTE 15. INCOME TAXES
Our provision for income taxes for the three months ended March 31, 2025 and 2024, are $87.0 million and $49.7 million, respectively, resulting in an effective tax rate of 37.8% and 23.6%, respectively. The increase in the effective tax rate was largely due to the change in geographical profit mix year-over-year in addition to accruals for uncertain tax positions and taxes on undistributed earnings.

Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to higher tax rates than in the United Kingdom.
NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS
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
Generally, we enter into hedging relationships such that changes in the fair values or cash flows of the transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives. For derivative instruments that qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative, which does not include the time value component of a forward currency rate, is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, any change in the fair value of those instruments is reflected in earnings in the period such change occurs.
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of March 31, 2025, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	349.4	218.0
Brazilian real	1,643.6	285.4
British pound	(150.2)	(194.3)
Canadian dollar	18.3	12.7
Euro	1,083.8	1,170.9
Indian rupee	1,180.1	13.8
Indonesian rupiah	(454,642.3)	(27.5)
Malaysian ringgit	315.1	71.0
Norwegian krone	5,989.6	567.8
Singapore dollar	111.9	83.3
Czech koruna	226.9	9.8
Swedish krona	68.8	6.9
Polish zloty	41.3	10.7
U.S. dollar	(2,234.3)	(2,234.3)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of March 31, 2025, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	47.1	8.2
Euro	(18.1)	(19.5)
Norwegian krone	5.4	0.5
U.S. dollar	12.2	12.2
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 17 for further details. Accordingly, the estimates presented may not be indicative of the amounts we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	March 31, 2025		December 31, 2024
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$300.0	$299.7	$324.6	$361.6
Long-term - Derivative financial instruments	46.6	68.3	176.8	242.3
Total derivatives designated as hedging instruments	346.6	368.0	501.4	603.9
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$17.2	$19.7	$22.5	$35.2
Long-term - Derivative financial instruments	2.4	—	—	0.2
Total derivatives not designated as hedging instruments	19.6	19.7	22.5	35.4
Total derivatives	$366.2	$387.7	$523.9	$639.3
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive gains (losses) of $(73.1) million and $(133.0) million, respectively, as of March 31, 2025 and December 31, 2024. We expect to transfer an approximate $28.9 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2028.
The following table presents the gains (losses) recognized in OCI related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
(In millions)	2025	2024
Foreign exchange contracts	$57.2	$(39.8)

The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three months ended March 31, 2025 and 2024:

(In millions)	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(8.8)	$12.5	$(3.0)	$0.9	$0.6	$2.8
Amounts excluded from effectiveness testing	2.2	4.0	(11.0)	7.0	4.9	(4.9)
Total cash flow hedge gain (loss) recognized in income	(6.6)	16.5	(14.0)	7.9	5.5	(2.1)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(1.2)	0.1	18.7	0.2	—	(21.4)
Total(a)	$(7.8)	$16.6	$4.7	$8.1	$5.5	$(23.5)
(a) The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for the three months ended March 31, 2025 and 2024.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually, and assets and liabilities are not offset. As of March 31, 2025 and December 31, 2024, we had no collateralized derivative contracts. The following tables present both gross and net information of recognized derivative instruments:

	March 31, 2025			December 31, 2024
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$366.2	$(220.1)	$146.1	$523.9	$(284.6)	$239.3
Derivative liabilities	$387.7	$(220.1)	$167.6	$639.3	$(284.6)	$354.7

NOTE 17. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2025				December 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	$27.5	$27.5	$—	$—	$26.5	$26.5	$—	$—
Money market and stable value funds	3.1	—	2.6	—	3.0	—	2.6	—
Derivative financial instruments
Foreign exchange contracts	366.2	—	366.2	—	523.9	—	523.9	—
Total assets	$396.8	$27.5	$368.8	$—	$553.4	$26.5	$526.5	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	387.7	—	387.7	—	639.3	—	639.3	—
Total liabilities	$387.7	$—	$387.7	$—	$639.3	$—	$639.3	$—
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
We currently have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position. See Note 16 for further details.
Other fair value disclosures
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $683.0 million and $666.0 million as of March 31, 2025 and December 31, 2024, respectively.
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
NOTE 18. DISPOSAL OF MEASUREMENT SOLUTIONS BUSINESS AND OTHER TRANSACTIONS
On March 11, 2024, we completed the sale of equity interests and assets of the Company’s Measurement Solutions business (the “MSB”) for cash proceeds of $186.1 million. As part of the Surface Technologies segment, MSB encompassed terminal management solutions and metering products and systems and included engineering and manufacturing locations in North America and Europe.
We recorded transaction costs associated with the sale of $5.2 million, during the three months ended March 31, 2024. These transaction costs are included within restructuring, impairment, and other charges in our condensed consolidated statement of income.
FMC Technologies (UK) Pension Plan Buy-In
During 2024, two of the U.K. pension plans entered into a buy-in contract for all their members. Under the buy-in contract terms, the responsibility to pay pension benefits still rests with the plans and the obligation is still recorded by the Company. In July 2024, the U.K. Court of Appeal upheld a ruling of the U.K. High Court in Virgin Media Ltd v. NTL Pension Trustees II Ltd case, a matter that we were not a party to or involved in. The court ruled that certain historical amendments purportedly made to Virgin Media’s U.K. defined benefit plan were legally invalid because they had not been accompanied by necessary actuarial confirmation. We are currently monitoring legislation intervention and further guidance on the application of the ruling to assess whether this decision has any implications for our U.K. plans.
NOTE 19. SUBSEQUENT EVENTS
On April 22, 2025, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on June 4, 2025 to shareholders of record as of the close of business on the New York Stock Exchange on May 20, 2025. The ex-dividend date is May 20, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook – Economic growth is expected to continue in 2025, although challenged by persistent inflation, global trade disputes, and regional conflicts. Central banks remain diligent in their efforts to curb inflation, with many successfully navigating the balance between growth and price stability. At the same time, economic sanctions imposed to end persistent geopolitical conflicts create additional risks to global energy flows, underscoring the critical importance of energy security worldwide.

We maintain a positive long-term outlook for both oil and natural gas given anticipated growth in energy demand, with affordability and energy security major considerations in addition to sustainability commitments. Our confidence in this outlook is supported by our clients’ prioritization of the development of conventional oil and natural gas resources, while also progressing energy transition efforts.
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
In 2024, we announced a differentiated set of awards, with three integrated Engineering, Procurement, Construction, and Installation (iEPCI™) projects all representing first-of-its-kind solutions. The Mero 3 HISEP® project was our first iEPCI™ for Petrobras and the first to utilize subsea processing to capture carbon dioxide (“CO2”) directly from the well stream for injection back into the reservoir, all on the seafloor. The Shell Sparta project was our first iEPCI™ to employ a 20,000-psi production system in the Paleogene play in the Gulf of America. And finally, we were awarded the first iEPCI™ encompassing an all-electric subsea system for carbon capture and storage from the Northern Endurance Partnership, a joint venture between bp, Equinor, and TotalEnergies. Each of these projects provides a unique solution to an industry challenge and exemplifies our differentiated technology portfolio that is creating new market opportunities for our company in existing offshore basins.
As evidenced by these awards, we believe that offshore will play a meaningful role in the development of renewable energy resources and the reduction of carbon emissions. Our efforts are focused on three main pillars: greenhouse gas (GHG) removal, offshore floating renewables, and hydrogen solutions. We are also building on our partnerships as we look to expand our position as the leading architect for offshore energy.
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

As the subsea industry continues to evolve, we are driving simplification, standardization, and industrialization to reduce cycle times and further reduce costs. An example of this is Subsea 2.0®, our pre-engineered configurable product offering. This technology simplifies projects by leveraging a Configure-to-Order (CTO) model that further accelerates time to first production while driving greater efficiencies for TechnipFMC.
With Subsea 2.0® and CTO, we have designed an architecture, process, tools, and culture that are scalable and transformational to the future of our company. Subsea 2.0® has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25 percent lower product cost and a shortened 12-month delivery time for subsea production equipment — savings that are both real and sustainable. This has paved the way for other products within our portfolio to adopt a similar operating model, enabling an enterprise-wide way of working.
Given the significant improvement in project economics, more offshore discoveries can be developed economically below today’s oil prices. We believe these fundamental changes are sustainable, as a result of new business models and technology pioneered by our company.
There is also momentum in new offshore frontiers as nations look to expand economic growth through the development of more recent resource discoveries. In late 2024, we were awarded an iEPCI™ contract for TotalEnergies’ GranMorgu project—the first subsea development in Suriname. In Namibia, there have been multiple discoveries, and operators have initiated appraisal drilling campaigns. We believe additional countries will seek to develop deepwater resources in other new frontiers during this decade, yielding additional inbound orders well beyond those projects currently in discussion.
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
After securing $20.2 billion of Subsea orders over the past two calendar years, our unique visibility into the market gives us confidence we will exceed $10 billion of inbound in the current year—ensuring we deliver on our guidance of $30 billion over the three-years ending 2025. These orders are expected to include a more diversified mix of opportunities and further market adoption of our Subsea 2.0® CTO platform and iEPCI™ commercial model. We also foresee the expanding reach of Subsea Services, derived from an aging installed base that continues to grow.
As we look beyond the current year, client discussions remain focused on future project activity as they seek to secure the quality capacity needed to execute their offshore developments. Our visibility into this pipeline of longer-term opportunities is supported by a growing list of named projects identified for potential final investment decision that extend beyond the historical planning horizon. This gives us confidence that activity will remain strong through the end of the decade.
Surface Technologies – International markets comprise a significant portion of segment revenue, representing over 60 percent in 2024. We continue to benefit from our exposure to the North Sea, Asia Pacific, and the Middle East. TechnipFMC’s unique capabilities in these markets—which demand higher - specification equipment and local presence, including a services footprint—provide a platform for us to extend our leadership in these geographies.
North American activity is among the most susceptible to lower commodity prices given the relatively high cost of development in the region. For TechnipFMC, our surface activities on U.S. land are expected to represent just five percent of total Company revenue in 2025.
Investment in international markets is less cyclical, as most activities are undertaken by national oil companies with long-term investment horizons and a lower cost of development. This is most evident in the Middle East, where the growth we anticipated is materializing, driven by the ramp up in activity in the United Arab Emirates and the Kingdom of Saudi Arabia. Here, we have already secured a significant portion of the inbound needed to support our 2025 revenue outlook. This represents a differentiated growth opportunity for our company.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three Months Ended
	March 31,		Change
(In millions, except %)	2025	2024	$	%
Revenue	$2,233.6	$2,042.0	$191.6	9.4

Costs and expenses
Cost of sales	1,768.7	1,700.6	68.1	4.0
Selling, general and administrative expense	184.2	159.8	24.4	15.3
Research and development expense	19.1	17.6	1.5	8.5
Restructuring, impairment and other expenses	1.2	5.0	(3.8)	(76.0)
Total costs and expenses	1,973.2	1,883.0	90.2	4.8

Other expense, net	(29.6)	(12.3)	(17.3)	(140.7)
Gain on disposal of Measurement Solutions business	—	75.2	(75.2)	(100.0)
Income from equity affiliates	9.4	1.4	8.0	571.4
Net interest expense	(9.9)	(12.7)	2.8	22.0
Income before income taxes	230.3	210.6	19.7	9.4
Provision for income taxes	87.0	49.7	37.3	75.1
Net income	143.3	160.9	(17.6)	(10.9)
Net (income) attributable to non-controlling interests	(1.3)	(3.8)	2.5	65.8
Net income attributable to TechnipFMC plc	$142.0	$157.1	$(15.1)	(9.6)
Revenue
Revenue increased by $191.6 million during the three months ended March 31, 2025, compared to the same period in 2024. Subsea revenue increased by $201.4 million, driven by conversion of increased backlog, which was 11.1% higher as of December 31, 2024, when compared to December 31, 2023, and resulted in increased revenue from higher iEPCITM and services activities particularly in Indonesia, Norway and Nigeria. Surface Technologies revenue decreased by $9.8 million, compared to the same period in 2024. The decline was primarily due to lower activity in North America, Europe and the sale of MSB during the three months ended March 31, 2024 and was partially offset by higher activity in the Middle East.
Gross Profit
Gross profit (revenue less cost of sales) increased to $464.9 million in 2025 compared to $341.4 million in 2024. Subsea gross profit increased year-over-year by $121.4 million, of which $93.3 million was due to favorable activity mix and $28.1 million due to volume increase. Surface Technologies gross profit was flat compared to the same period in 2024, with a decrease of $0.1 million.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $24.4 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by higher employee costs in support of increased business activities.
Other Expense, Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and non-operating gains and losses. The net increase in expense of $17.3 million was driven by an increase in foreign currency loss of $7.6 million, and miscellaneous other non-operating charges.

Gain on disposal of Measurement Solutions business
For the three months ended March 31, 2024, we recognized a gain of $75.2 million from the sale of equity interests and assets of MSB.
Income from Equity Affiliates
For the three months ended March 31, 2025 and 2024, we recorded income from equity method affiliates of $9.4 million and $1.4 million, respectively, driven by an increase in operational activity of our joint ventures.
Net Interest Expense
Net interest expense of $9.9 million decreased by $2.8 million in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the reduction in outstanding debt.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2025 and 2024 reflected effective tax rates of 37.8% and 23.6%, respectively. The increase in the effective tax rate was largely due to the change in geographical profit mix year-over-year in addition to accruals for uncertain tax positions and taxes on undistributed earnings.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2025 AND 2024
Subsea

	Three Months Ended
	March 31,		Change
(In millions, except %)	2025	2024	$	%
Revenue	$1,936.2	$1,734.8	$201.4	11.6
Operating profit	$247.9	$156.6	$91.3	58.3

Operating profit as a percentage of revenue	12.8%	9.0%		3.8 pts.
Subsea revenue increased by $201.4 million during the three months ended March 31, 2025, compared to the same period in 2024, driven by increased backlog during 2024 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. $124.3 million of the increase in revenue was from Indonesia, $70.9 million from Norway and $33.1 million from Nigeria, driven by higher iEPCITM and services activities. The rest of the world contributed a net decrease of $26.8 million primarily due to completion of projects.
Subsea operating profit for the three months ended March 31, 2025, increased by $91.3 million. This was largely due to favorable activity mix, which contributed $93.3 million, and higher volume, which added $28.1 million. These improvements were partially offset by a $30.1 million increase in operating expense related to the higher activity.
Surface Technologies

	Three Months Ended
	March 31,		Change
(In millions, except %)	2025	2024	$	%
Revenue	$297.4	$307.2	$(9.8)	(3.2)
Operating profit	$30.2	$103.4	$(73.2)	(70.8)

Operating profit as a percentage of revenue	10.2%	33.7%		(23.5) pts.

Surface Technologies revenue decreased by $9.8 million, compared to the same period in 2024. The decline was primarily due to lower activity in North America, Europe, Latin America, Africa and the sale of MSB during the three months ended March 31, 2024, which collectively decreased revenues by $27.7 million. This decrease was partially offset by $17.9 million of revenue growth from higher activity in the Middle East.
Surface Technologies operating profit decreased by $73.2 million, compared to the same period in 2024, and was primarily driven by the $75.2 million gain on the sale of MSB during the three months ended March 31, 2024. Excluding this gain, operating profit increased by $2.0 million compared to the same period in 2024 primarily due to $10.7 million of improved profitability through growth and enhanced operational efficiency in the Middle East, partially offset by lower activity in North America, Europe, Latin America, Africa which collectively resulted in a decrease of $8.7 million.

Corporate Expense

	Three Months Ended
	March 31,		Change
(In millions, except %)	2025	2024	$	%
Corporate expense	$(25.8)	$(32.2)	$6.4	19.9
Corporate expense decreased by $6.4 million, compared to the same period in the prior year, primarily driven by $5.2 million of transaction costs associated with the sale of MSB during the three months ended March 31, 2024.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2025	2024
Subsea	$2,785.5	$2,403.8
Surface Technologies	303.6	370.6
Total inbound orders	$3,089.1	$2,774.4
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the transaction price for products and services for which we have a material right, but work has not been performed. See Note 3 for further details.

	Order Backlog
(In millions)	March 31, 2025	December 31, 2024
Subsea	$14,945.6	$13,518.1
Surface Technologies	870.4	858.2
Total order backlog	$15,816.0	$14,376.3
Subsea - Subsea backlog of $14,945.6 million as of March 31, 2025 increased by $1,427.5 million compared to December 31, 2024, and was composed of various subsea projects, including TotalEnergies GranMorgu and Mozambique LNG; Equinor Raia, Johan Sverdrup Phase 3 and Rosebank; Shell Gato do Mato, Bonga North and Sparta; Petrobras Mero 3 HISEP® and Buzios 6; bp NEP and Kaskida; Energean Katlan and ExxonMobil Whiptail.
Surface Technologies - Order backlog for Surface Technologies as of March 31, 2025 increased by $12.2 million compared to December 31, 2024. Surface Technologies’ backlog of $870.4 million as of March 31, 2025, was composed primarily of projects for customers in the Middle East, namely ADNOC and Saudi Aramco. The remaining backlog was composed of various projects in the rest of the world.

LIQUIDITY AND CAPITAL RESOURCES
Most of our cash is managed centrally and flows through bank accounts controlled and maintained by TechnipFMC globally in various jurisdictions to best meet the liquidity needs of our global operations.
Net Cash - Net cash is a non-GAAP financial measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP financial measure to evaluate our capital structure and financial leverage. We believe net cash is a meaningful financial measure that may assist investors in understanding our financial condition and recognizing underlying trends in our capital structure. Net cash should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.
The following table provides a reconciliation of our cash and cash equivalents to net cash, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,186.8	$1,157.7
Short-term debt and current portion of long-term debt	(494.1)	(277.9)
Long-term debt, less current portion	(410.8)	(607.3)
Net cash	$281.9	$272.5
Cash Flows
Operating cash flows - Operating activities provided $441.7 million of cash during three months ended March 31, 2025 as compared to $126.7 million cash used in operating activities during the same period in 2024. The increase of $568.4 million in cash from operating activities was due to increased volume and an improved mix of projects resulting in strong cash collections. Additionally, the Company has received advance payments from customers to support the higher business activity.
Investing cash flows - Investing activities used $58.2 million of cash during the three months ended March 31, 2025 as compared to $136.3 million of cash provided by investing activities during the same period in 2024. The decrease of $194.5 million in cash provided by investing activities was primarily due to $186.1 million in proceeds received from the sale of MSB during the three months ended March 31, 2024 and an increase in capital expenditures of 9.8 million in 2025 as compared to the same period in 2024.
Financing cash flows - Financing activities used $365.9 million and $256.2 million during the three months ended March 31, 2025 and 2024, respectively. The increase of $109.7 million in cash used by financing activities was mainly due to an increase of $100.0 million in share repurchases in 2025 as compared to the same period in 2024.
Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
Availability of borrowings under the Revolving Credit Facility is reduced by the outstanding letters of credit issued against the facility. As of March 31, 2025, there were no letters of credit outstanding, and our availability of borrowings under the Revolving Credit Facility was $1,250.0 million.
As of March 31, 2025, TechnipFMC was in compliance with all debt covenants. See Note 11 to our consolidated financial statements for further detail.
Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are ‘BBB-’ for our long-term unsecured, guaranteed debt (2021 Notes) and ‘BBB-’ for our 2012 and 2020 long-term unsecured debt (the 2012 and 2020 Private Placement Notes). Our credit rating with Moody’s is ‘Baa3’ for our long-term unsecured, guaranteed debt. See Note 11 for further details regarding our debt.
On March 7, 2024, S&P upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes. On June 27, 2024,

Fitch assigned a first-time investment grade long-term issuer default rating of ‘BBB-’ to TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Debt Rating (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released.
On January 23, 2025, Moody’s upgraded TechnipFMC to ‘Baa3’ from ‘Ba1’, while maintaining a positive outlook, for the issue-level ratings on the Company’s senior unsecured notes due 2026.
Dividends - On February 25, 2025, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on April 2, 2025 to shareholders and represents $0.20 per share on an annualized basis. The cash dividends paid during the three months ended March 31, 2025 was $21.0 million. We intend to pay dividends on a quarterly basis, subject to review and approval by our Board of Directors in its sole discretion.
Share Repurchase - We repurchased $250.1 million of ordinary shares during the three months ended March 31, 2025. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $955.5 million of ordinary shares through March 31, 2025. Based upon the remaining repurchase authority of $844.5 million and the closing stock price as of March 31, 2025, approximately 26.6 million ordinary shares could be subject to repurchase. All shares repurchased were immediately cancelled.
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
Our credit spread, and the credit spread of other counterparties not publicly available, are approximated using the spread of similar companies in the same industry, of similar size, and with the same credit rating. See Notes 16 and 17 for further details.
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
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates. During the three months ended March 31, 2025, there were no changes to our identified critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposure to market risk has not changed materially since December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective with respect to (i) the accumulation and communication to our management, including our CEO and our CFO, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2025.
The following table summarizes repurchases of our ordinary shares during the three months ended March 31, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2025 to January 31, 2025	1,798,400	$31.68	1,798,400	34,527,612
February 1, 2025 to February 28, 2025	1,363,178	$30.76	1,363,178	33,818,309
March 1, 2025 to March 31, 2025	5,763,008	$26.22	5,763,008	26,647,398
Total	8,924,586	$28.01	8,924,586
(a)For the three months ended March 31, 2025, we repurchased 8,924,586 shares for a total cost of $250.1 million at an average price of $28.01 per share.
(b)Based upon the remaining repurchase authority and the closing stock price as of the last trading date of the respective period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, certain of our directors or officers terminated Rule 10b5-1 trading arrangements (each, a “Rule 10b5-1 Plan”). Rule 10b5-1 Plans allow our directors or officers to transact in Company equity pursuant to a non-discretionary written plan adopted at a time when the director or officer is not in possession of material, nonpublic information and require a waiting period of at least 90 days prior to the first trade.

				Plans
Name and Title	Action	Termination Date	Adoption Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Maximum Number of Ordinary Shares to be Sold	Expiration	Duration (in days)
Douglas J. Pferdehirt Chair and Chief Executive Officer	Termination	3/7/2025	12/2/2024	X		2,092,639	The earlier of (i) the date when all securities under the plan are sold and (ii) December 1, 2025	365
Alf Melin Executive Vice President and Chief Financial Officer	Termination	3/7/2025	12/2/2024	X		353,622	The earlier of (i) the date when all securities under the plan are sold and (ii) December 1, 2025	365
Thierry Conti President, Surface Technologies	Termination	3/7/2025	12/2/2024	X		17,409	The earlier of (i) the date when all securities under the plan are sold and (ii) December 1, 2025	365
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1^	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Non-Employee Director)
10.2^	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
10.3^+	Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

^	Indicates a management contract or compensatory plan or arrangement.
+	Certain information in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ David Light
David Light
Senior Vice President, Controller, and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: April 24, 2025