Form 10-Q
period 2025-06-30
TechnipFMC plc
filed 2025-07-24
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2025
Ordinary shares, $1.00 par value per share	411,016,473

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue
Service revenue	$1,459.9	$1,405.7	$2,763.9	$2,571.5
Product revenue	1,001.4	860.2	1,869.6	1,674.1
Lease revenue	73.4	59.7	134.8	122.0
Total revenue	2,534.7	2,325.6	4,768.3	4,367.6

Costs and expenses
Cost of service revenue	1,116.8	1,112.1	2,207.2	2,131.2
Cost of product revenue	783.7	672.3	1,419.5	1,315.5
Cost of lease revenue	40.9	40.3	83.4	78.6
Selling, general and administrative expense	173.2	174.9	357.4	334.7
Research and development expense	14.1	15.2	33.2	32.8
Restructuring, impairment and other expenses	16.4	2.4	17.6	7.4
Total costs and expenses	2,145.1	2,017.2	4,118.3	3,900.2

Other expense, net	(10.7)	(44.1)	(40.3)	(56.4)
Gain on disposal of Measurement Solutions business (Note 18)	—	—	—	75.2
Income from equity affiliates (Note 9)	10.3	2.6	19.7	4.0
Income before net interest expense and income taxes	389.2	266.9	629.4	490.2
Interest income	7.8	5.7	20.5	19.4
Interest expense	(22.2)	(27.1)	(44.8)	(53.5)
Income before income taxes	374.8	245.5	605.1	456.1
Provision for income taxes (Note 15)	106.5	59.2	193.5	108.9
Net income	268.3	186.3	411.6	347.2
Net (income) attributable to non-controlling interests	1.2	0.2	(0.1)	(3.6)
Net income attributable to TechnipFMC plc	$269.5	$186.5	$411.5	$343.6

Earnings per share attributable to TechnipFMC plc
Basic	$0.65	$0.43	$0.98	$0.80
Diluted	$0.64	$0.42	$0.97	$0.78

Weighted average shares outstanding (Note 5)
Basic	415.4	430.2	418.3	431.9
Diluted	420.5	440.1	426.2	443.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Net income attributable to TechnipFMC plc	$269.5	$186.5	$411.5	$343.6
Net (income) attributable to non-controlling interests	1.2	0.2	(0.1)	(3.6)
Net income attributable to TechnipFMC plc, including non-controlling interests	268.3	186.3	411.6	347.2

Foreign currency translation adjustments
Net unrealized gains (losses) arising during the period	121.4	(89.4)	211.5	(152.1)
Reclassification adjustment for net losses included in net income	—	—	—	10.5
Foreign currency translation adjustments(a)	121.4	(89.4)	211.5	(141.6)

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	50.7	(20.7)	109.9	(55.1)
Reclassification adjustment for net (gains) losses included in net income	4.8	(3.7)	5.5	(6.8)
Net gains (losses) on hedging instruments(b)	55.5	(24.4)	115.4	(61.9)

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(3.4)	(0.8)	(5.7)	3.3
Reclassification adjustment for amortization of prior service cost included in net income	—	—	0.1	—
Reclassification adjustment for amortization of net actuarial losses included in net income	2.4	3.0	4.7	6.2
Reclassification adjustment for net (gain) included in net income	—	—	—	(2.3)
Net pension and other post-retirement benefits(c)	(1.0)	2.2	(0.9)	7.2
Other comprehensive income (loss), net of tax	175.9	(111.6)	326.0	(196.3)
Comprehensive income	444.2	74.7	737.6	150.9
Comprehensive (income) loss attributable to non-controlling interest	1.0	0.5	(0.4)	(3.4)
Comprehensive income attributable to TechnipFMC plc	$445.2	$75.2	$737.2	$147.5

(a)Net of income tax of nil for the three and six months ended June 30, 2025 and 2024.
(b)Net of income tax benefit of $2.9 million and $11.6 million for the three months ended June 30, 2025 and 2024, respectively, and $6.3 million and $18.2 million for the six months ended June 30, 2025 and 2024, respectively.
(c)Net of income tax benefit (expense) of $(0.7) million and nil for the three months ended June 30, 2025 and 2024, respectively, and $(1.4) million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$950.0	$1,157.7
Trade receivables, net of allowances of $51.4 in 2025 and $43.4 in 2024	1,307.5	1,318.5
Contract assets, net of allowances of $1.3 in 2025 and $1.3 in 2024	1,112.3	967.7
Inventories, net (Note 7)	1,221.5	1,076.7
Derivative financial instruments (Note 16)	409.0	347.1
Income taxes receivable	121.7	136.6
Advances paid to suppliers	109.5	116.9
Other current assets (Note 8)	392.0	346.4
Total current assets	5,623.5	5,467.6
Investments in equity affiliates (Note 9)	234.7	244.5
Property, plant and equipment, net of accumulated depreciation of $3,178.1 in 2025 and $2,824.0 in 2024	2,294.2	2,133.8
Operating lease right-of-use assets	745.8	723.3
Finance lease right-of-use assets	85.0	96.9
Intangible assets, net of accumulated amortization of $861.5 in 2025 and $816.6 in 2024	494.2	508.3
Deferred income taxes	244.2	259.7
Derivative financial instruments (Note 16)	75.5	176.8
Other assets	284.8	258.3
Total assets	$10,081.9	$9,869.2

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 11)	$271.2	$277.9
Operating lease liabilities	145.0	131.0
Finance lease liabilities	29.6	61.9
Accounts payable, trade	1,293.8	1,302.6
Contract liabilities	2,060.3	1,786.6
Accrued payroll	223.5	185.3
Derivative financial instruments (Note 16)	337.7	396.8
Income taxes payable	153.3	156.5
Other current liabilities (Note 8)	576.6	566.2
Total current liabilities	5,091.0	4,864.8
Long-term debt, less current portion (Note 11)	425.1	607.3
Operating lease liabilities, less current portion	659.8	661.5
Financing lease liabilities, less current portion	69.9	51.8
Deferred income taxes	77.9	54.4
Accrued pension and other post-retirement benefits, less current portion	132.3	129.3
Derivative financial instruments (Note 16)	91.9	242.5
Other liabilities	237.4	119.2
Total liabilities	6,785.3	6,730.8
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (Note 12)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2025 and 2024; 411.0 shares and 423.1 shares issued and outstanding in 2025 and 2024, respectively	411.0	423.0
Capital in excess of par value of ordinary shares	8,261.3	8,653.4
Accumulated deficit	(4,073.6)	(4,309.8)
Accumulated other comprehensive loss	(1,347.1)	(1,672.8)
Total TechnipFMC plc stockholders’ equity	3,251.6	3,093.8
Non-controlling interests	45.0	44.6
Total equity	3,296.6	3,138.4
Total liabilities and equity	$10,081.9	$9,869.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash provided by operating activities
Net income	$411.6	$347.2
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	217.6	191.6
Income from equity affiliates, net of dividends received	11.3	(3.4)
Gain on disposal of Measurement Solutions business	—	(75.2)
Changes in operating assets and liabilities
Trade receivables, net and Contract assets, net	(78.3)	(189.6)
Inventories, net	(90.6)	(71.9)
Accounts payable, trade and Contract liabilities	176.4	65.2
Income taxes payable, net	(5.2)	(25.1)
Other current assets and liabilities, net	18.7	(251.9)
Other operating activities	124.4	117.3
Cash provided by operating activities	785.9	104.2

Cash provided (required) by investing activities
Capital expenditures	(145.4)	(102.8)
Proceeds from sale of Measurement Solutions business	—	186.1
Other investing activities	4.6	3.8
Cash provided (required) by investing activities	(140.8)	87.1

Cash required by financing activities
Repayments of current portion of long-term debt	(241.6)	(65.4)
Share repurchases	(500.2)	(250.1)
Dividends paid	(41.6)	(43.2)
Payments related to taxes withheld on share-based compensation	(69.2)	(49.7)
Other financing activities	(28.2)	(9.5)
Cash required by financing activities	(880.8)	(417.9)
Effect of changes in foreign exchange rates on cash and cash equivalents	28.0	(16.9)
Change in cash and cash equivalents	(207.7)	(243.5)
Cash and cash equivalents, beginning of period	1,157.7	951.7
Cash and cash equivalents, end of period	$950.0	$708.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2025 and 2024

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of March 31, 2025	$419.0	$8,419.7	$(4,244.8)	$(1,522.8)	$45.9	$3,117.0
Net income	—	—	269.5	—	(1.2)	268.3
Other comprehensive income (loss)	—	—	—	175.7	0.2	175.9
Issuance of ordinary shares, net of shares withheld for tax	0.3	(7.3)	—	—	—	(7.0)
Share-based compensation	—	17.4	—	—	—	17.4
Shares repurchased and cancelled	(8.4)	(169.2)	(72.6)	—	—	(250.2)
Proceeds from exercise of stock options	0.1	0.6	—	—	—	0.7
Dividends declared and paid	—	—	(20.6)	—	—	(20.6)
Other	—	0.1	(5.1)	—	0.1	(4.9)
Balance as of June 30, 2025	$411.0	$8,261.3	$(4,073.6)	$(1,347.1)	$45.0	$3,296.6

Balance as of March 31, 2024	$430.9	$8,774.3	$(4,872.5)	$(1,326.8)	$39.3	$3,045.2
Net income (loss)	—	—	186.5	—	(0.2)	186.3
Other comprehensive income (loss)	—	—	—	(111.5)	(0.1)	(111.6)
Issuance of ordinary shares, net of shares withheld for tax	1.5	—	—	—	—	1.5
Share-based compensation	—	12.7	—	—	—	12.7
Shares repurchased and cancelled	(3.9)	(80.0)	(16.2)	—	—	(100.1)
Dividends declared and paid	—	—	(21.5)	—	(1.9)	(23.4)
Other	—	1.8	(2.9)	—	0.1	(1.0)
Balance as of June 30, 2024	$428.5	$8,708.8	$(4,726.6)	$(1,438.3)	$37.2	$3,009.6

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2025 and 2024

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2024	$423.0	$8,653.4	$(4,309.8)	$(1,672.8)	$44.6	$3,138.4
Net income	—	—	411.5	—	0.1	411.6
Other comprehensive income	—	—	—	325.7	0.3	326.0
Issuance of ordinary shares, net of shares withheld for tax	5.2	(74.4)	—	—	—	(69.2)
Share-based compensation	—	31.5	—	—	—	31.5
Shares repurchased and cancelled	(17.3)	(351.8)	(131.2)	—	—	(500.3)
Proceeds from exercise of stock options	0.1	2.6	—	—	—	2.7
Dividends declared and paid	—	—	(41.6)	—	—	(41.6)
Other		—	(2.5)	—	—	(2.5)
Balance as of June 30, 2025	$411.0	$8,261.3	$(4,073.6)	$(1,347.1)	$45.0	$3,296.6

Balance as of December 31, 2023	$432.9	$8,938.9	$(4,993.1)	$(1,242.0)	$35.4	$3,172.1
Net income	—	—	343.6	—	3.6	347.2
Other comprehensive income (loss)		—	—	(196.3)	—	(196.3)
Issuance of ordinary shares, net of shares withheld for tax	5.8	(54.0)	—	—	—	(48.2)
Share-based compensation	—	31.2	—	—	—	31.2
Shares repurchased and cancelled	(10.2)	(209.0)	(31.0)	—	—	(250.2)
Dividends declared and paid	—	—	(43.2)	—	(1.9)	(45.1)
Other	—	1.7	(2.9)	—	0.1	(1.1)
Balance as of June 30, 2024	$428.5	$8,708.8	$(4,726.6)	$(1,438.3)	$37.2	$3,009.6

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
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Issued Accounting Standards under GAAP
In December 2023, the Financial Accounting Standards Board (“FASB") issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively and is effective in the 2025 annual period and in 2026 for interim periods, with early adoption permitted. We are currently evaluating the impact of this standard on the related disclosures.
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
The following tables present total revenue by geography for each reportable segment for the three and six months ended June 30, 2025 and 2024:

	Reportable Segments
	Three Months Ended
	June 30, 2025		June 30, 2024
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$854.7	$25.1	$583.6	$28.3
Europe and Central Asia	671.3	30.6	626.3	27.5
North America	250.1	109.8	449.2	123.7
Africa	247.7	14.0	221.0	14.9
Asia Pacific	115.2	21.0	123.9	20.4
Middle East	77.3	117.9	5.1	101.7
Total revenue	$2,216.3	$318.4	$2,009.1	$316.5

	Reportable segments
	Six Months Ended
	June 30, 2025		June 30, 2024
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$1,483.0	$45.7	$1,260.4	$53.6
Europe and Central Asia	1,153.0	58.9	985.2	64.2
North America	541.4	226.1	766.2	248.8
Africa	499.7	21.5	516.7	27.7
Asia Pacific	365.7	43.7	214.9	43.6
Middle East	109.7	219.9	0.5	185.8
Total revenue	$4,152.5	$615.8	$3,743.9	$623.7
The following tables present total revenue by contract type for each reportable segment for the three and six months ended June 30, 2025 and 2024:

	Reportable Segments
	Three Months Ended
	June 30, 2025		June 30, 2024
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,393.1	$66.8	$1,355.3	$50.4
Products	794.8	206.6	635.7	224.5
Lease	28.4	45.0	18.1	41.6
Total revenue	$2,216.3	$318.4	$2,009.1	$316.5

	Reportable segments
	Six Months Ended
	June 30, 2025		June 30, 2024
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$2,633.0	$130.9	$2,472.8	$98.7
Products	1,473.3	396.3	1,233.3	440.8
Lease	46.2	88.6	37.8	84.2
Total revenue	$4,152.5	$615.8	$3,743.9	$623.7
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract liabilities as of June 30, 2025 and December 31, 2024:

(In millions)	June 30, 2025	December 31, 2024
Contract assets	$1,112.3	$967.7
Contract liabilities	(2,060.3)	(1,786.6)
Net contract liabilities	$(948.0)	$(818.9)
The increase in our contract assets from December 31, 2024 to June 30, 2025 was primarily due to the timing of project milestones.
The increase in our contract liabilities was primarily driven from an overall portfolio and client mix enabling an acceleration of client cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended June 30, 2025 and 2024 that was included in the contract liabilities balance as of December 31, 2024 and 2023 was $340.8 million and $368.6 million, respectively, and $950.0 million and $848.2 million for the six months ended June 30, 2025 and 2024, respectively.
Net revenue recognized from our performance obligations satisfied or partially satisfied in previous periods had a favorable impact of $51.7 million and $16.2 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024 we had a favorable impact of $71.1 million and $16.8 million, respectively.
For the three and six months ended June 30, 2025, there were no projects with individually material impacts. One project was materially and favorably impacted for the three and six months ended June 30, 2024 by $62.8 million and $86.3 million, respectively, as a result of improved performance in the delivery and was offset by individually immaterial net negative impacts of $46.6 million and $69.5 million, respectively.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (or “order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration, and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of June 30, 2025, the aggregate amount of the transaction price allocated to order backlog was $16.6 billion. TechnipFMC expects to recognize revenue on approximately 22.7% of the order backlog through 2025 and 77.3% thereafter.
The following table details the order backlog for each business segment as of June 30, 2025:

(In millions)	2025	2026	Thereafter	Total
Subsea	$3,470.7	$4,803.4	$7,535.9	$15,810.0
Surface Technologies	310.2	263.2	262.5	835.9
Total order backlog	$3,780.9	$5,066.6	$7,798.4	$16,645.9
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
Segment operating profit is defined as total segment revenue less segment operating expenses. Income from equity method investments is included in segment operating profit. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign exchange gains (losses), net interest income (expense), and income taxes.

The following presents financial information of our business segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Segment revenue
Subsea	$2,216.3	$2,009.1	$4,152.5	$3,743.9
Surface Technologies	318.4	316.5	615.8	623.7
Total segment revenue	2,534.7	2,325.6	4,768.3	4,367.6

Segment cost of sales(a)
Subsea	1,700.8	1,581.2	3,240.7	3,041.1
Surface Technologies	247.4	251.3	484.0	497.6
Total segment cost of sales	1,948.2	1,832.5	3,724.7	3,538.7

Other segment items(b)
Subsea	135.2	150.2	283.6	268.5
Surface Technologies(c)	47.6	34.6	78.2	(7.9)
Total other segment items	182.8	184.8	361.8	260.6

Segment operating profit
Subsea	380.3	277.7	628.2	434.3
Surface Technologies(c)	23.4	30.6	53.6	134.0
Total segment operating profit	403.7	308.3	681.8	568.3

Corporate items
Corporate expense(d)	(26.6)	(23.7)	(52.4)	(55.9)
Net interest expense	(14.4)	(21.4)	(24.3)	(34.1)
Foreign exchange gain (losses), net	12.1	(17.7)	—	(22.2)
Total corporate items	(28.9)	(62.8)	(76.7)	(112.2)
Income before income taxes(e)	$374.8	$245.5	$605.1	$456.1
(a)These significant expenses are easily computable from profit measures that are regularly provided to the chief operating decision maker.
(b)Other segment items include selling, general and administrative expense, research and development expense, income (loss) from equity affiliates and restructuring, impairment and other expenses.
(c)Includes the gain on disposal of the Company’s Measurement Solutions Business for the six months ended June 30, 2024, see Note 18 for additional details.
(d)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits.
(e)Includes amounts attributable to non-controlling interests.
Segment assets were as follows:

(In millions)	June 30, 2025	December 31, 2024
Segment assets
Subsea	$7,173.5	$6,894.0
Surface Technologies	1,220.3	1,208.3
Total segment assets	8,393.8	8,102.3
Corporate (a)	1,688.1	1,766.9
Total assets	$10,081.9	$9,869.2
(a)Corporate includes cash, deferred income tax balances, property, plant and equipment intangible assets, assets not associated with a specific segment, pension assets, and the fair value of derivative financial instruments.

Other business segment information is as follows:

	Capital Expenditures		Depreciation and Amortization		Research and Development Expense
	Three Months Ended June 30,
(In millions)	2025	2024	2025	2024	2025	2024
Subsea	$54.3	$44.4	$104.4	$79.0	$12.8	$13.3
Surface Technologies	14.4	6.5	10.7	12.8	1.3	1.9
Subtotal	68.7	50.9	115.1	91.8	14.1	15.2
Corporate	14.9	—	0.1	0.3	—	—
Total	$83.6	$50.9	$115.2	$92.1	$14.1	$15.2

	Capital Expenditures		Depreciation and Amortization		Research and Development Expense
	Six Months Ended June 30,
(In millions)	2025	2024	2025	2024	2025	2024
Subsea	$105.9	$88.1	$190.9	$164.8	$31.1	$29.2
Surface Technologies	21.2	14.7	26.4	26.2	2.1	3.6
Subtotal	127.1	102.8	217.3	191.0	33.2	32.8
Corporate	18.3	—	0.3	0.6	—	—
Total	$145.4	$102.8	$217.6	$191.6	$33.2	$32.8

NOTE 5. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Net income attributable to TechnipFMC plc	$269.5	$186.5	$411.5	$343.6

Weighted average number of shares outstanding	415.4	430.2	418.3	431.9
Dilutive effect of awards granted under our stock incentive plans	5.1	9.9	7.9	11.3
Total shares and dilutive securities	420.5	440.1	426.2	443.2
For the three months ended June 30, 2025 and six months ended June 30, 2024, weighted average shares of 0.2 million and 0.4 million shares, respectively, were excluded from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive.
NOTE 6. RECEIVABLES
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivables and other are related to sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	June 30, 2025			December 31, 2024
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating Aa3 - Ba1	2022-2025	$123.0	Moody’s rating A3 - Ba2	2020-2023	$127.6
Total financial assets			$123.0			$127.6
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
The table below shows the roll-forward of allowance for credit losses as of June 30, 2025 and 2024, respectively.

	Balance as of June 30, 2025
(In millions)	Trade receivables	Contract assets	Loans receivables and other
Allowance for credit losses at December 31, 2024	$43.4	$1.3	$2.5
Current period provision (release) for expected credit losses	8.1	—	(0.1)
Recoveries	(0.1)	—	(0.9)
Allowance for credit losses at June 30, 2025	$51.4	$1.3	$1.5

	Balance as of June 30, 2024
(In millions)	Trade receivables	Contract assets	Loans receivables and other
Allowance for credit losses at December 31, 2023	$34.4	$1.4	$2.3
Current period provision (release) for expected credit losses	24.4	(0.1)	7.3
Allowance for credit losses at June 30, 2024	$58.8	$1.3	$9.6
Trade receivables are due in one year or less. We do not have any financial assets that are past due or are on non-accrual status.
NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Raw materials	$464.5	$374.8
Work in process	209.2	162.7
Finished goods	547.8	539.2
Inventories, net	$1,221.5	$1,076.7

NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Value-added tax receivables	$175.5	$155.8
Prepaid expenses	122.9	81.6
Withholding tax and other receivables	66.1	67.7
Other	27.5	41.3
Total other current assets	$392.0	$346.4
Other current liabilities consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Warranty accruals and project contingencies	$100.3	$68.0
Social security liability	99.0	89.1
Compensation accrual	83.9	127.1
Legal provisions	59.2	49.4
Value-added tax and other taxes payable	41.1	57.1
Other accrued liabilities	193.1	175.5
Total other current liabilities	$576.6	$566.2
NOTE 9. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three and six months ended June 30, 2025, our income from equity affiliates was $10.3 million and $19.7 million, respectively. Our income from equity affiliates during the three and six months ended June 30, 2024 was $2.6 million and $4.0 million, respectively.
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
In June 2023, Dofcon Brasil AS declared a $170.0 million dividend to its joint venture partners. In December 2023, the joint venture partners agreed to convert their outstanding dividend receivable into a long-term loan receivable from Dofcon. As a result of this conversion, our 50% share of this dividend receivable has a due date of June 26, 2028 and is included as a long-term loan receivable in other assets on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
In the second quarter of 2025, Dofcon Brasil AS declared and distributed a dividend of $60.0 million to its joint venture partners and we received $30.0 million as our 50% share.
Dofcon Navegacao Ltda. and Techdof Brasil AS have debts related to loans on their vessels. TechnipFMC and DOF Subsea provide guarantees for the debts and our share of the guarantees was $288.8 million as of June 30, 2025.

NOTE 10. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, were not material as of and for the three and six months ended June 30, 2025 and the comparable periods of the prior year. Related parties are defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures.
Loan receivables as of June 30, 2025 and December 31, 2024 include $85.0 million due from Dofcon, for which interest income of $1.7 million and $3.3 million, respectively, has been recorded during the three and six months ended June 30, 2025 and $1.7 million and $3.5 million, respectively, during the three and six months ended June 30, 2024. Interest receivables as of June 30, 2025 and December 31, 2024 were $10.6 million, respectively.
NOTE 11. DEBT
Overview
Debt consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
5.75% 2020 Private Placement Notes due 2025	$—	$207.9
6.50% Senior Notes due 2026	202.9	202.9
4.00% 2012 Private Placement Notes due 2027	87.9	78.0
4.00% 2012 Private Placement Notes due 2032	117.1	103.9
3.75% 2013 Private Placement Notes due 2033	117.1	103.9
Bank borrowings and other	176.1	194.3
Unamortized debt issuance costs and discounts	(4.8)	(5.7)
Total debt	$696.3	$885.2
Less: Short-term debt and current portion of long-term debt	271.2	277.9
Long-term debt	$425.1	$607.3
Credit Facilities and Debt
Revolving Credit Facility - On February 16, 2021, we entered into a credit agreement (as amended from time to time, the “Credit Agreement”), which provided for a $1.0 billion three-year senior secured multi-currency revolving credit facility, including a $450.0 million letter of credit sub-facility (the “Revolving Credit Facility”).
On April 24, 2023, we entered into a fifth amendment (the “Amendment No. 5”) to the Credit Agreement, which increased the commitments available to the Company to $1.25 billion and extended the term to five years from the date of the Amendment No. 5. The Credit Agreement also provides for a $250.0 million letter of credit sub-facility. We incurred $16.7 million of debt issuance costs in connection with the Amendment No. 5. These debt issuance costs are deferred and are included in other assets in our consolidated balance sheets. The deferred debt issuance costs are amortized to interest expense over the term of the Credit Agreement.
On June 23, 2025, we entered into a sixth amendment (“Amendment No. 6”) to the Credit Agreement, which amended or removed certain representations and warranties to allow the Credit Agreement to serve as a liquidity backstop for commercial paper and certain funds transactions.
Availability of borrowings under the Credit Agreement is reduced by outstanding commercial paper and letters of credit issued against the facility. As of June 30, 2025, there were no letters of credit or commercial paper outstanding, and our availability under the Credit Agreement was $1.25 billion.

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
After the upgrade to ‘Baa3/BBB’, the rate for Term Benchmark (as defined in the Credit Agreement) loans is 1.50% and the rate for base rate loans is 0.50% effective from June 28, 2024. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions, and financial covenants.
Commercial Paper - On June 23, 2025, we entered into commercial paper dealer agreements (each a “Dealer Agreement”) with two dealers (each, a “Dealer” and, collectively, the “Dealers”) for our $1.0 billion commercial paper program (the “Program”). Under the Program, we may issue unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Amounts available under the Program may be borrowed, repaid and re‑borrowed from time to time, with the aggregate principal amount of Notes outstanding under the Program at any time not to exceed $1.0 billion. The Notes have maturities of up to 364 days from date of issuance and rank at least pari passu with our other unsecured and unsubordinated indebtedness. Our available capacity under our Revolving Credit Facility is reduced by any outstanding commercial paper issued against the facility.
On July 10, 2025, S&P Global Ratings (“S&P”) assigned a rating of ‘A-3’ to our short-term debt and commercial paper program.
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

2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”). The interest on the 2021 Notes is paid semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The 2021 Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by substantially all of our wholly owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, the Netherlands, Norway, Singapore, and the United Kingdom. We incurred $25.7 million of debt issuance costs in connection with issuance of the 2021 Notes. These debt issuance costs are amortized to interest expense over the term and are included in long-term debt in our condensed consolidated balance sheets. The outstanding balance of the 2021 Notes as of June 30, 2025 is $202.9 million.
On March 7, 2024, S&P upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes. On June 27, 2024, Fitch Ratings (“Fitch”) assigned a first-time investment grade long-term issuer default rating of ‘BBB-’ for TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Date (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released.
On January 23, 2025, Moody’s upgraded TechnipFMC to ‘Baa3’ from ‘Ba1’, while maintaining a positive outlook, for the issue-level ratings on the Company’s 2021 Notes.
As of June 30, 2025, TechnipFMC was in compliance with all debt covenants.

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
NOTE 12. STOCKHOLDERS’ EQUITY
On April 22, 2025, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on June 4, 2025 to shareholders and represents $0.20 per share on an annualized basis. The cash dividends paid during the three and six months ended June 30, 2025 were $20.6 million and $41.6 million, respectively, and for the three and six months ended June 30, 2024 were $21.5 million and $43.2 million, respectively.
On October 23, 2024, our Board of Directors authorized an additional $1.0 billion in share repurchases, increasing the Company’s total authorization under our share repurchase program to $1.8 billion of outstanding ordinary shares. Pursuant to this program, we repurchased $250.1 million and $500.2 million during the three and six months ended June 30, 2025, respectively, and $100.0 million and $250.1 million during the three and six months ended June 30, 2024, respectively.
Based upon the remaining repurchase authority of $594.4 million and the closing stock price as of June 30, 2025, approximately 17.3 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $1,205.6 million of ordinary shares through June 30, 2025. All shares repurchased were immediately cancelled.
Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
March 31, 2025	$(1,296.3)	$(71.7)	$(154.8)	$(1,522.8)	$(6.1)
Other comprehensive income (loss) before reclassifications, net of tax	121.2	50.7	(3.4)	168.5	0.2
Reclassification adjustment for net losses included in net income (loss), net of tax	—	4.8	2.4	7.2	—
Other comprehensive income (loss), net of tax	121.2	55.5	(1.0)	175.7	0.2
June 30, 2025	$(1,175.1)	$(16.2)	$(155.8)	$(1,347.1)	$(5.9)

March 31, 2024	$(1,172.8)	$(16.6)	$(137.4)	$(1,326.8)	$(5.9)
Other comprehensive loss before reclassifications, net of tax	(89.3)	(20.7)	(0.8)	(110.8)	(0.3)
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	(3.7)	3.0	(0.7)	—
Other comprehensive income (loss), net of tax	(89.3)	(24.4)	2.2	(111.5)	(0.3)
June 30, 2024	$(1,262.1)	$(41.0)	$(135.2)	$(1,438.3)	$(6.2)

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2024	$(1,386.3)	$(131.6)	$(154.9)	$(1,672.8)	$(6.2)
Other comprehensive income (loss) before reclassifications, net of tax	211.2	109.9	(5.7)	315.4	0.3
Reclassification adjustment for net losses included in net income (loss), net of tax	—	5.5	4.8	10.3	—
Other comprehensive income (loss), net of tax	211.2	115.4	(0.9)	325.7	0.3
June 30, 2025	$(1,175.1)	$(16.2)	$(155.8)	$(1,347.1)	$(5.9)

December 31, 2023	$(1,120.5)	$20.9	$(142.4)	$(1,242.0)	$(6.0)
Other comprehensive income (loss) before reclassifications, net of tax	(152.1)	(55.1)	3.3	(203.9)	(0.2)
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	10.5	(6.8)	3.9	7.6	—
Other comprehensive income (loss), net of tax	(141.6)	(61.9)	7.2	(196.3)	(0.2)
June 30, 2024	$(1,262.1)	$(41.0)	$(135.2)	$(1,438.3)	$(6.2)
Reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (loss) on foreign currency translation
Release of CTA income (loss)	$—	—	$—	$(10.5)	Other income (expense), net
	$—	$—	$—	$(10.5)	Net income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(14.0)	$(2.6)	$(22.8)	$(1.7)	Revenue
	13.0	2.3	25.5	2.9	Cost of sales
	(6.0)	5.7	(9.0)	8.5	Other income (expense), net
	(7.0)	5.4	(6.3)	9.7	Income (loss) before income taxes
	(2.2)	1.7	(0.8)	2.9	Provision (benefit) for income taxes
	$(4.8)	$3.7	$(5.5)	$6.8	Net income (loss)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$—	$—	$(0.1)	$(0.1)	Other income (expense), net(a)
Amortization of net actuarial loss	(3.0)	(3.0)	(6.0)	(5.1)	Other income (expense), net(a)
Reclassification adjustment for net gain included in net income	—	—	—	2.3	Other income (expense), net(a)
	(3.0)	(3.0)	(6.1)	(2.9)	Loss before income taxes
	(0.6)	—	(1.3)	1.0	Provision (benefit) for income taxes
	$(2.4)	$(3.0)	$(4.8)	$(3.9)	Net loss
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, trade in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. As of June 30, 2025 and December 31, 2024, the amounts due to suppliers participating in the SCF were $124.8 million and $121.2 million, respectively.

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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Financial guarantees(a)	$152.5	$134.8
Performance guarantees(b)	2,043.2	1,868.1
Maximum potential undiscounted payments	$2,195.7	$2,002.9
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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of June 30, 2025 and December 31, 2024, and that the ultimate resolution of such matters will not materially affect our condensed consolidated financial position, results of operations, or cash flows.

NOTE 15. INCOME TAXES
The provision for income taxes for the three months ended June 30, 2025 and 2024 was $106.5 million and $59.2 million, respectively, resulting in effective tax rates of 28.4% and 24.1%, respectively.
The provision for income taxes for the six months ended June 30, 2025 and 2024 was $193.5 million and $108.9 million, respectively, resulting in effective tax rates of 32.0% and 23.9%, respectively. The increase in the effective tax rate was largely due to the change in geographical profit mix year-over-year in addition to accruals for uncertain tax positions and taxes on undistributed earnings.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of June 30, 2025, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	351.4	229.6
Brazilian real	2,046.0	373.7
British pound	(212.2)	(290.5)
Canadian dollar	21.4	15.7
Euro	757.7	887.5
Indian Rupee	475.0	5.5
Indonesian Rupiah	(311,105.9)	(19.2)
Malaysian Ringgit	293.0	69.6
Norwegian Krone	7,207.7	712.8
Singapore dollar	106.3	83.4
Czech Koruna	263.8	12.5
Swedish Krona	76.1	8.0
Polish Zloty	41.4	11.4
U.S. dollar	(2,035.3)	(2,035.3)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of June 30, 2025, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	48.1	8.8
Euro	(14.8)	(17.3)
Norwegian krone	(10.4)	(1.0)
U.S. dollar	9.9	9.9
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
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	June 30, 2025		December 31, 2024
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$368.9	$307.8	$324.6	$361.6
Long-term - Derivative financial instruments	67.0	91.8	176.8	242.3
Total derivatives designated as hedging instruments	435.9	399.6	501.4	603.9
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$40.1	$29.9	$22.5	$35.2
Long-term - Derivative financial instruments	8.5	0.1	—	0.2
Total derivatives not designated as hedging instruments	48.6	30.0	22.5	35.4
Total derivatives	$484.5	$429.6	$523.9	$639.3
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $16.2 million and $133.0 million, respectively, as of June 30, 2025 and December 31, 2024. We expect to transfer an approximate $20.8 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the first half of 2028.
The following table presents the gains (losses) recognized in OCI related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Foreign exchange contracts	$47.0	$(30.7)	$104.1	$(70.5)

The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024:

(In millions)	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(14.0)	$13.0	$(6.1)	$(2.6)	$2.3	$5.7
Amounts excluded from effectiveness testing	5.8	1.1	(9.1)	5.8	(6.8)	18.6
Total cash flow hedge gain (loss) recognized in income	(8.2)	14.1	(15.2)	3.2	(4.5)	24.3

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(0.4)	—	13.2	0.4	—	(8.4)
Total(a)	$(8.6)	$14.1	$(2.0)	$3.6	$(4.5)	$15.9

(In millions)	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(22.8)	$25.5	$(9.1)	$(1.7)	$2.9	$8.5
Amounts excluded from effectiveness testing	8.0	5.1	(20.1)	12.8	(11.7)	13.7
Total cash flow hedge gain (loss) recognized in income	(14.8)	30.6	(29.2)	11.1	(8.8)	22.2

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(1.6)	0.1	31.9	0.6	—	(29.8)
Total(a)	$(16.4)	$30.7	$2.7	$11.7	$(8.8)	$(7.6)
(a) The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for the three and six months ended June 30, 2025 and 2024.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually, and assets and liabilities are not offset. As of June 30, 2025 and December 31, 2024, we had no collateralized derivative contracts. The following tables present both gross and net information of recognized derivative instruments:

	June 30, 2025			December 31, 2024
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$484.5	$(305.0)	$179.5	$523.9	$(284.6)	$239.3
Derivative liabilities	$429.6	$(305.0)	$124.6	$639.3	$(284.6)	$354.7

NOTE 17. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2025				December 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	$29.7	$29.7	$—	$—	$26.5	$26.5	$—	$—
Money market and stable value funds	3.2	—	2.7	—	3.0	—	2.6	—
Derivative financial instruments
Foreign exchange contracts	484.5	—	484.5	—	523.9	—	523.9	—
Total assets	$517.4	$29.7	$487.2	$—	$553.4	$26.5	$526.5	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	429.6	—	429.6	—	639.3	—	639.3	—
Total liabilities	$429.6	$—	$429.6	$—	$639.3	$—	$639.3	$—
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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $483.7 million and $666.0 million as of June 30, 2025 and December 31, 2024, respectively.
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
Following this ruling, the U.K. Government has confirmed that it will introduce legislation to address the issues arising from the judgment. The proposed legislation is expected to allow affected pension plans to retrospectively obtain written actuarial confirmation that historic benefit changes complied with the necessary statutory requirements. We are currently monitoring legislative progress, further guidance and legal challenges to assess any potential implications for our U.K. pension plans.
NOTE 19. SUBSEQUENT EVENTS
On July 22, 2025, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on September 3, 2025 to shareholders of record as of the close of business on the New York Stock Exchange on August 19, 2025. The ex-dividend date is August 19, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. Key provisions of the OBBBA include permanent extension of once-temporary provisions of the Tax Cuts and Jobs Act of 2017 (TCJA), along with the introduction of other significant changes that may impact the Company. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the impact of the OBBBA on our consolidated financial statements, including the potential remeasurement of deferred tax assets and liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook – Economic growth is expected to continue in 2025, although it remains vulnerable to persistent inflationary pressures, global trade tensions, and regional conflicts. Central banks continue to navigate a balance between growth and price stability — with progress uneven across regions. At the same time, economic sanctions and other measures imposed to end persistent geopolitical conflicts create additional risks to global energy markets, underscoring the strategic importance of energy security worldwide.

We maintain a positive long-term outlook for both oil and natural gas given anticipated growth in energy demand. Growth in near-term oil supply is likely to be supported by OPEC+ as member nations restore previously curtailed production. However, affordability and energy security remain major considerations. Our long-term outlook is further supported by our clients’ prioritization of the development of conventional oil and natural gas resources, while also progressing energy transition efforts.
We believe that offshore and Middle East markets will maintain investment preference for operators, with deepwater attracting a growing share of global capital flows, driven by much-improved economic returns and broad access to these resources. We also expect an increasing role for technology innovation in the delivery of both conventional and new energy supply. In that context, TechnipFMC is well positioned to translate our technological, operational, and financial strength into value for our clients, employees, and shareholders.
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
There is also momentum in new offshore frontiers as nations look to expand economic growth through the development of more recent resource discoveries. In late 2024, we were awarded an iEPCI™ contract for TotalEnergies’ GranMorgu project — the first subsea development in Suriname. In Namibia, there have been multiple discoveries, and operators have initiated appraisal drilling campaigns. We believe additional countries will seek to develop deepwater resources in other new frontiers during this decade, yielding additional inbound orders well beyond those projects currently in discussion.
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
After securing $20.2 billion of Subsea orders over the past two calendar years, our unique visibility into the market gives us confidence we will exceed $10 billion of inbound in the current year — ensuring we deliver on our guidance of $30 billion over the three-years ending 2025. These orders are expected to include a more diversified mix of opportunities and further market adoption of our Subsea 2.0® CTO platform and iEPCI™ commercial model. We also foresee the expanding reach of Subsea Services, derived from an aging installed base that continues to grow.
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
Surface Technologies – International markets comprise a significant portion of segment revenue, representing over 60 percent in 2024. We continue to benefit from our exposure to the North Sea, Asia Pacific, and the Middle East. TechnipFMC’s unique capabilities in these markets — which demand higher-specification equipment and local presence, including a services footprint — provide a platform for us to extend our leadership in these geographies.
North American activity is among the most susceptible to lower commodity prices given the relatively high cost of development in the region. For TechnipFMC, our surface activities on U.S. land are expected to represent just five percent of total Company revenue in 2025.
Investment in international markets is less cyclical, as most activities are undertaken by national oil companies with long-term investment horizons and a lower cost of development. This is most evident in the Middle East, where we have made the investment needed to assist our customers in achieving their desired growth in production. This represents a differentiated growth opportunity for our company.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Three Months Ended
	June 30,		Change
(In millions, except %)	2025	2024	$	%
Revenue	$2,534.7	$2,325.6	$209.1	9.0

Costs and expenses
Cost of sales	1,941.4	1,824.7	116.7	6.4
Selling, general and administrative expense	173.2	174.9	(1.7)	(1.0)
Research and development expense	14.1	15.2	(1.1)	(7.2)
Restructuring, impairment and other expenses	16.4	2.4	14.0	583.3
Total costs and expenses	2,145.1	2,017.2	127.9	6.3

Other expense, net	(10.7)	(44.1)	33.4	75.7
Income from equity affiliates	10.3	2.6	7.7	296.2
Net interest expense	(14.4)	(21.4)	7.0	32.7
Income before income taxes	374.8	245.5	129.3	52.7
Provision (benefit) for income taxes	106.5	59.2	47.3	79.9
Net income	268.3	186.3	82.0	44.0
Net loss attributable to non-controlling interests	1.2	0.2	1.0	500.0
Net Income attributable to TechnipFMC plc	$269.5	$186.5	$83.0	44.5
Revenue
Revenue increased by $209.1 million during the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily attributable to higher Subsea revenue which increased by $207.2 million. This growth was driven by the conversion of a higher backlog, up 11.1% as of December 31, 2024, compared to December 31, 2023, resulting in increased activity across iEPCITM , flexible supply and services activities, particularly in Brazil, Israel, Norway and Nigeria. Surface Technologies revenue increased by $1.9 million for the same comparable period, reflecting a $19.0 million increase from higher activity in the Middle East, Europe and other international markets. This increase was largely offset by a $17.1 million decline in revenue due to lower activity in North America and Latin America.
Gross Profit
Gross profit (revenue less cost of sales) increased to $593.3 million during the three months ended June 30, 2025, compared to $500.9 million in the prior-year period. Subsea gross profit increased year-over-year by $87.6 million, of which $45.2 million was due to volume increase and $42.4 million due to favorable activity mix. Surface Technologies gross profit increased year-over-year by $5.9 million, primarily due to $15.2 million of gross profit growth from higher activity in the Middle East and Europe, partially offset by lower activity in North America and other international markets, which collectively decreased gross profit by $9.3 million.
Selling, General and Administrative Expense
Selling, general and administrative expense was largely unchanged year-over-year.
Restructuring, impairment and other expenses
We incurred $16.4 million of restructuring, impairment and other expenses during the three months ended June 30, 2025, that was primarily attributable to $18.2 million of business transformation initiatives within Surface Technologies, offset by $1.8 million in other credits.

Other Expense, Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and non-operating gains and losses. The net expense decreased $33.4 million year-over-year, primarily due to a $29.8 million reduction in foreign currency losses, resulting from the impact of hedge positions.
Income from Equity Affiliates
For the three months ended June 30, 2025 and 2024, we recorded income from equity method affiliates of $10.3 million and $2.6 million, respectively. The year-over-year increase was driven by higher operational activity of our joint ventures.
Net Interest Expense
Net interest expense of $14.4 million decreased by $7.0 million in the three months ended June 30, 2025, compared to the same period in 2024, primarily due to the net decrease in outstanding debt.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2025 and 2024 was $106.5 million and $59.2 million, respectively, resulting in effective tax rates of 28.4% and 24.1%, respectively. The increase in the effective tax rate was largely due to the change in geographical profit mix year-over-year in addition to accruals for uncertain tax positions and taxes on undistributed earnings.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Six Months Ended
	June 30,		Change
(In millions, except %)	2025	2024	$	%
Revenue	$4,768.3	$4,367.6	$400.7	9.2

Costs and expenses
Cost of sales	3,710.1	3,525.3	184.8	5.2
Selling, general and administrative expense	357.4	334.7	22.7	6.8
Research and development expense	33.2	32.8	0.4	1.2
Restructuring, impairment and other expenses	17.6	7.4	10.2	137.8
Total costs and expenses	4,118.3	3,900.2	218.1	5.6

Other expense, net	(40.3)	(56.4)	16.1	28.5
Gain on disposal of Measurement Solutions business	—	75.2	(75.2)	(100.0)
Income from equity affiliates	19.7	4.0	15.7	392.5
Net interest expense	(24.3)	(34.1)	9.8	28.7
Income before income taxes	605.1	456.1	149.0	32.7
Provision for income taxes	193.5	108.9	84.6	77.7
Net income	411.6	347.2	64.4	18.5
Net (income) attributable to non-controlling interests	(0.1)	(3.6)	3.5	97.2
Net income attributable to TechnipFMC plc	$411.5	$343.6	$67.9	19.8
Revenue
Revenue increased by $400.7 million during the six months ended June 30, 2025, compared to the prior year period. The increase was primarily attributable to higher Subsea revenue which increased by $408.6 million. This growth was driven by the conversion of a backlog, up 11.1% higher as of December 31, 2024, when compared to December 31, 2023, resulting in increased revenue activity across iEPCI™, flexible supply and services activities, particularly in Norway, Indonesia, Israel, Brazil and Nigeria. Surface Technologies revenue decreased by $7.9 million for the same comparable period, reflecting a $42.0 million decrease from lower activity in North America, Europe, Latin America, Africa and the sale of MSB. This decrease was partially offset by a $34.1 million increase in revenue from higher activity in the Middle East.
Gross Profit
Gross profit (revenue less cost of sales) increased to $1,058.2 million during the six months ended June 30, 2025 compared to $842.3 million in the prior-year period. Subsea gross profit increased year-over-year by $209.0 million, of which $128.4 million was due to favorable activity mix and $80.6 million due to volume increase. Surface Technologies gross profit increased by $5.8 million compared to the same period in 2024. The increase was primarily due to a $26.8 million improvement in the Middle East and Europe, partially offset by lower activity in North America, the other international markets and the sale of MSB during the six months ended June 30, 2024, which collectively decreased gross profit by $21.0 million.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $22.7 million during the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by higher employee costs in support of increased business activities.

Restructuring, impairment and other expenses
We incurred $17.6 million of restructuring, impairment and other expenses during the six months ended June 30, 2025, that was primarily attributable to $16.4 million of business transformation initiatives within Surface Technologies.
Other Expense, Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and non-operating gains and losses. The net decrease in expense of $16.1 million was driven by a decrease in foreign currency loss of $22.2 million, which was partially offset by an increase in miscellaneous other non-operating charges.
Gain on disposal of Measurement Solutions business
For the three months ended March 31, 2024, we recognized a gain of $75.2 million from the sale of equity interests and assets of MSB.
Income from Equity Affiliates
For the six months ended June 30, 2025 and 2024, we recorded income from equity method affiliates of $19.7 million and $4.0 million, respectively, driven by an increase in operational activity of our joint ventures.
Net Interest Expense
Net interest expense of $24.3 million decreased by $9.8 million in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the reduction in outstanding debt.
Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2025 and 2024 was $193.5 million and $108.9 million, respectively, resulting in effective tax rates of 32.0% and 23.9%, respectively. The increase in the effective tax rate was largely due to the change in geographical profit mix year-over-year in addition to accruals for uncertain tax positions and taxes on undistributed earnings.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2025 AND 2024
Subsea

	Three Months Ended
	June 30,		Change
(In millions, except % and pts.)	2025	2024	$	%
Revenue	$2,216.3	$2,009.1	$207.2	10.3
Operating profit	$380.3	$277.7	$102.6	36.9

Operating profit as a percentage of revenue	17.2%	13.8%		3.4 pts.

Subsea revenue increased by $207.2 million during the three months ended June 30, 2025, compared to the same period in 2024, driven by increased backlog in 2024 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. $170.2 million of the increase in revenue was from Brazil, $72.0 million from Israel, $53.8 million from Norway and $53.6 million from Nigeria, driven by higher iEPCI™, flexible supply and services activities. The rest of the world contributed a net decrease of $142.4 million primarily due to completion of projects in the United States of $143.4 million.

Subsea operating profit for the three months ended June 30, 2025 increased by $102.6 million compared to the prior-year period. This was largely due to favorable activity mix, which contributed $42.4 million, and higher volume which added $45.2 million. Operating expenses decreased by $15.0 million, driven by greater cost efficiency relative to the prior year.
Surface Technologies

	Three Months Ended
	June 30,		Change
(In millions, except % and pts.)	2025	2024	$	%
Revenue	$318.4	$316.5	$1.9	0.6
Operating profit	$23.4	$30.6	$(7.2)	(23.5)

Operating profit as a percentage of revenue	7.3%	9.7%		(2.4) pts.
Surface Technologies revenue increased by $1.9 million for the same comparable period, reflecting a $19.0 million increase from higher activity in the Middle East, Europe and other international markets. This increase was largely offset by a $17.1 million decline in revenue due to lower activity in North America and Latin America.
Surface Technologies operating profit decreased by $7.2 million compared to the prior-year period, primarily driven by $15.5 million of higher restructuring and impairment costs incurred in the second quarter of 2025. Excluding this item, operating profit increased by $8.3 million compared to the same period in 2024 primarily due to improved profitability through growth and enhanced operational efficiency in the Middle East and Europe.
Corporate Expense

	Three Months Ended
	June 30,		Change
(In millions, except %)	2025	2024	$	%
Corporate expense	$(26.6)	$(23.7)	$(2.9)	(12.2)
Corporate expense increased by $2.9 million, compared to the prior-year period, and was related to costs associated with our support functions, such as corporate staff expenses, share-based compensation expense, and other employee benefits.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2025 AND 2024
Subsea

	Six Months Ended
	June 30,		Change
(In millions, except % and pts.)	2025	2024	$	%
Revenue	$4,152.5	$3,743.9	$408.6	10.9
Operating profit	$628.2	$434.3	$193.9	44.6

Operating profit as a percentage of revenue	15.1%	11.6%		3.5 pts.
Subsea revenue increased by $408.6 million during the six months ended June 30, 2025, compared to the same period in 2024, driven by increased backlog during 2024 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. $124.7 million of the increase in revenue was from Norway, $124.3 million from Indonesia, $108.7 million from Israel, $97.5 million from Brazil and $88.7 million from Nigeria, driven by higher iEPCI™, flexible supply and services activities. The rest of the world contributed a net decrease of $133.2 million primarily due to completion of projects in the United States of $210.2 million.

Subsea operating profit for the six months ended June 30, 2025 increased by $193.9 million compared to the prior-year period. This was largely due to favorable activity mix, which contributed $128.4 million, and higher volume, which added $80.6 million. These improvements were partially offset by a $15.1 million increase in operating expense related to higher activity.
Surface Technologies

	Six Months Ended
	June 30,		Change
(In millions, except % and pts.)	2025	2024	$	%
Revenue	$615.8	$623.7	$(7.9)	(1.3)
Operating profit	$53.6	$134.0	$(80.4)	(60.0)

Operating profit as a percentage of revenue	8.7%	21.5%		(12.8) pts.
Surface Technologies revenue decreased by $7.9 million for the same comparable period, reflecting a $42.0 million decrease from lower activity in North America, Europe, Latin America, Africa and the sale of MSB. This decrease was partially offset by a $34.1 million increase in revenue from higher activity in the Middle East.
Surface Technologies operating profit decreased by $80.4 million, compared to the same period in 2024, and was primarily driven by the $75.2 million gain on the sale of MSB during the first quarter of 2024 and $16.4 million higher restructuring and impairment costs recorded during the six months ended June 30, 2025. Excluding these exceptional items, operating profit increased by $11.2 million compared to the same period in 2024. This increase was primarily due to $23.3 million of improved profitability from the Middle East and Europe, partially offset by lower activity in North America and the other international markets, which collectively resulted in a decrease of $12.1 million of operating profit.

Corporate Expense

	Six Months Ended
	June 30,		Change
(In millions, except %)	2025	2024	$	%
Corporate expense	$(52.4)	$(55.9)	$3.5	6.3
Corporate expense decreased by $3.5 million, compared to the prior-year period, primarily driven by $5.2 million of transaction costs associated with the sale of MSB during the six months ended June 30, 2024.

INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Subsea	$2,553.1	$2,838.0	$5,338.6	$5,241.8
Surface Technologies	277.9	254.2	581.5	624.8
Total inbound orders	$2,831.0	$3,092.2	$5,920.1	$5,866.6

Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the transaction price for products and services for which we have a material right, but work has not been performed. See Note 3 for further details.

	Order Backlog
(In millions)	June 30, 2025	December 31, 2024
Subsea	$15,810.0	$13,518.1
Surface Technologies	835.9	858.2
Total order backlog	$16,645.9	$14,376.3
Subsea - Subsea backlog of $15,810.0 million as of June 30, 2025 increased by $2,291.9 million compared to December 31, 2024, and was composed of various subsea projects, including TotalEnergies GranMorgu and Mozambique LNG; Equinor Raia, Johan Sverdrup Phase 3 and Rosebank; Shell Gato do Mato, Bonga North and Sparta; Petrobras Mero 3 HISEP® and Buzios 6; bp NEP and Kaskida; Energean Katlan and ExxonMobil Whiptail.
Surface Technologies - Order backlog for Surface Technologies as of June 30, 2025 decreased by $22.3 million compared to December 31, 2024. Surface Technologies’ backlog of $835.9 million as of June 30, 2025, was composed primarily of projects for customers in the Middle East, namely ADNOC and Saudi Aramco. The remaining backlog was composed of various projects in the rest of the world.

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
The following table provides a reconciliation of our cash and cash equivalents to net cash, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$950.0	$1,157.7
Short-term debt and current portion of long-term debt	(271.2)	(277.9)
Long-term debt, less current portion	(425.1)	(607.3)
Net cash	$253.7	$272.5
Cash Flows
Operating cash flows - Operating activities provided $785.9 million and $104.2 million during the six months ended June 30, 2025 and, 2024, respectively. The increase of $681.7 million in cash from operating activities was primarily due to increased volume and an improved mix of projects resulting in strong cash collections, advance payments from customers to support the higher business activity and the fluctuations in derivative assets and liabilities.
Investing cash flows - Investing activities used $140.8 million of cash during the six months ended June 30, 2025 as compared to $87.1 million provided during the same period in 2024. The decrease of $227.9 million in cash provided by investing activities was primarily due to $186.1 million in proceeds received from the sale of MSB during the six months ended June 30, 2024 and an increase in capital expenditures of $42.6 million in 2025 as compared to the same period in 2024.

Financing cash flows - Financing activities used $880.8 million and $417.9 million during the six months ended June 30, 2025 and 2024, respectively. The increase of $462.9 million in cash used by financing activities was mainly due to an increase of $250.1 million in share repurchases and an increase in debt repayments of $176.2 million in 2025, primarily for the repayment of the 5.75% 2020 Private Placement Notes, which matured during the period.
Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
Availability of borrowings under the Revolving Credit Facility is reduced by outstanding commercial paper and letters of credit issued against the facility. As of June 30, 2025, there were no letters of credit or commercial paper outstanding, and our availability under the Revolving Credit Facility was $1,250.0 million.
As of June 30, 2025, TechnipFMC was in compliance with all debt covenants. See Note 11 to our consolidated financial statements for further detail.

Credit Ratings - Our credit ratings with Standard and Poor’s (“S&P”) are ‘BBB-’ for our long-term unsecured, guaranteed debt (2021 Notes) and ‘BBB-’ for our 2012 long-term unsecured debt (the 2012 Private Placement Notes). Our credit rating with Moody’s is ‘Baa3’ for our long-term unsecured, guaranteed debt. See Note 11 for further details regarding our debt.
On March 7, 2024, S&P upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes. On June 27, 2024, Fitch assigned a first-time investment grade long-term issuer default rating of ‘BBB-’ for TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Date (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released.
On January 23, 2025, Moody’s upgraded TechnipFMC to ‘Baa3’ from ‘Ba1’, while maintaining a positive outlook, for the issue-level ratings on the Company’s 2021 Notes.
On July 10, 2025, S&P Global Ratings (“S&P”) assigned a rating of ‘A-3’ to our short-term debt and commercial paper program.
Dividends - On April 22, 2025, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on June 4, 2025 to shareholders and represents $0.20 per share on an annualized basis. The cash dividends paid during the six months ended June 30, 2025 was $41.6 million. We intend to pay dividends on a quarterly basis, subject to review and approval by our Board of Directors in its sole discretion.
On July 22, 2025, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on September 3, 2025 to shareholders of record as of the close of business on the New York Stock Exchange on August 19, 2025. The ex-dividend date is August 19, 2025.
Share Repurchase - We repurchased $500.2 million of ordinary shares during the six months ended June 30, 2025. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $1,205.6 million of ordinary shares through June 30, 2025. Based upon the remaining repurchase authority of $594.4 million and the closing stock price as of June 30, 2025, approximately 17.3 million ordinary shares could be subject to repurchase. All shares repurchased were immediately cancelled.
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
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates. During the six months ended June 30, 2025, there were no changes to our identified critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposure to market risk has not changed materially since December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective with respect to (i) the accumulation and communication to our management, including our CEO and our CFO, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2025.
The following table summarizes repurchases of our ordinary shares during the three months ended June 30, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2025 to April 30, 2025	2,825,600	$28.31	2,825,600	27,136,463
May 1, 2025 to May 31, 2025	3,988,600	$30.08	3,988,600	20,688,148
June 1, 2025 to June 30, 2025	1,461,428	$34.25	1,461,428	17,258,226
Total	8,275,628	$30.21	8,275,628	17,258,226
(a)In October 2024, the Board of Directors authorized an additional $1.0 billion in share repurchases, increasing the Company’s total authorization under our share repurchase program to $1.8 billion of outstanding ordinary shares. For the three months ended June 30, 2025, we repurchased 8,275,628 shares for a total cost of $250.1 million at an average price of $30.21 per share.
(b)Based upon the remaining repurchase authority and the closing stock price as of the last trading date of the respective period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, certain of our directors or officers adopted Rule 10b5-1 trading arrangements (each, a “Rule 10b5-1 Plan”). Rule 10b5-1 Plans allow our directors or officers to transact in Company equity pursuant to a non-discretionary written plan adopted at a time when the director or officer is not in possession of material, nonpublic information and require a waiting period of at least 90 days prior to the first trade.

			Plans
Name and Title	Action	Adoption Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Maximum Number of Ordinary Shares to be Sold	Expiration	Duration (in days)
Douglas J. Pferdehirt Chair and Chief Executive Officer	Adoption	6/23/2025	X		632,539 (Sale) 399,626 (Gift)	The earlier of (i) the date when all securities under the plan are sold and (ii) June 23, 2026	365
Alf Melin Executive Vice President and Chief Financial Officer	Adoption	6/23/2025	X		113,760	The earlier of (i) the date when all securities under the plan are sold and (ii) June 23, 2026	365
Thierry Conti President, Surface Technologies	Adoption	6/23/2025	X		50,000	The earlier of (i) the date when all securities under the plan are sold and (ii) June 23, 2026	365
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and as defined by Regulation S0K Item 408(c).
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1^+
Form of Performance Stock Unit Agreement pursuant to the TechnipFMC plc 2022 Incentive Award Plan (Value Creation Plan) (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2025)

10.2+
Amendment No. 6 to the Credit Agreement, dated June 23, 2025, by and among TechnipFMC plc, FMC Technologies, Inc. and TechnipFMC Finance PLC, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto

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
TechnipFMC plc
(Registrant)

/s/ David Light
David Light
Senior Vice President, Controller, and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 24, 2025