Form 10-K
period 2025-12-31
TechnipFMC plc
filed 2026-02-19
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 30, 2025, by the closing price on such day of $34.44 as reported on the New York Stock Exchange, was $9.8 billion.

Class	Outstanding at February 17, 2026
Ordinary shares, $1.00 par value per share	400,044,930
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include unpredictable trends in the demand for and price of oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; our inability to develop, implement and protect new technologies and services and intellectual property related thereto; the cumulative loss of major contracts, customers, alliances, or business disruptions; disruptions in the political, regulatory, economic and social conditions, or public health crisis in the countries where we conduct business; the impact of our existing and future indebtedness; a downgrade in our debt rating; the risks caused by our acquisition and divestiture activities; additional costs or risks from increasing scrutiny and expectations regarding sustainability matters; uncertainties related to our investments, including those related to energy transition; the risks caused by fixed-price contracts; our failure to timely deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; challenges with managing artificial intelligence, machine learning, and data science; risks of pirates and maritime conflicts endangering our maritime employees and assets; any delays and cost overruns of capital asset construction projects for vessels and manufacturing facilities; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with existing and future laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; uninsured claims and litigation against us; the additional restrictions on dividend payouts or share repurchases as an English public limited company; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; significant changes or developments in U.S. or other national trade policies, including tariffs and the reactions of other countries thereto; potential departure of our key managers and employees; adverse seasonal, weather, and other climatic conditions; unfavorable currency exchange rates; risk in connection with our defined benefit pension plan commitments; and our inability to obtain sufficient bonding capacity for certain contracts, as well as those set forth in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.
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

PART I
ITEM 1. BUSINESS
Company Overview
TechnipFMC plc (“TechnipFMC,” the “Company,” “we,” or “our”) is a leading technology provider to the traditional and new energy industries, delivering fully integrated projects, products, and services. With our proprietary technologies and comprehensive solutions, we transform our clients’ project economics, unlocking new possibilities to develop energy resources while reducing carbon intensity and supporting their energy transition ambitions.
Organized in two business segments - Subsea and Surface Technologies - we will continue driving change in the energy industry with our pioneering integrated ecosystems, technology leadership, and digital innovation.
Each of our approximately 22,000 employees is driven by a commitment to our clients’ success and a culture of execution excellence, purposeful innovation, and challenging industry conventions.
History
On January 17, 2017, FMC Technologies, Inc. and Technip S.A. combined through a merger of equals to create a global subsea leader, TechnipFMC, that would drive change by redefining the development of the subsea infrastructure used in the production of oil and natural gas through a new integrated commercial model. By integrating the complementary work scopes of the subsea production system (“SPS”) with the subsea umbilicals, risers, and flowlines (“SURF”) and installation vessels, we can more efficiently deliver an entire life of subsea development utilizing our integrated engineering, procurement, construction and installation model (“iEPCI™”).
As the only subsea provider to integrate these work scopes, we successfully created a new market and helped expand the deepwater opportunity set for our clients during a challenging market environment. iEPCI™ has since grown to represent nearly one-third of the addressable subsea market, validating the benefits of our unique business model aimed at improving project economics by accelerating the delivery schedule of hydrocarbon production. We have also created a differentiated platform for further expansion and value creation through our technology innovation, including our Subsea 2.0® (“Subsea 2.0®”) configure-to-order (“CTO”) product suite, our vast network of customer partnerships, and our services business levered to serve our large and expanding installed base.
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
We are an industry leader in front-end engineering and design (“FEED”), SPS, SURF, and subsea robotics. We also have the capability to install and service these products and systems using our fleet of highly specialized vessels. We drive even greater value to our clients by integrating SPS and SURF work scopes through more efficient design and installation of subsea field architecture. The resulting improvement in project economics has enabled the successful market adoption of our integrated engineering, procurement, construction and installation model, iEPCI™, which now serves as the industry standard for integrated project execution.

iEPCI™ is our unique, fully integrated approach to designing, managing, and executing subsea projects. By combining complementary skills with innovative technologies, we improve project economics by accelerating time to first oil and natural gas for our clients. Success is built on early engagement and a collaborative, cooperative approach with our clients.
Our integrated commercial model often begins with an integrated FEED study (“iFEED™“), where we are uniquely positioned to influence project concept and design through early client engagement, allowing for the highest degree of integration. Using innovative solutions for subsea architecture–including standardized configurable equipment, new technologies, software and digital services, and simplified installation–we can optimize field design and layout.
Our first-mover advantage and ability to convert iFEED™ studies into iEPCI™ contracts, often as direct awards, creates a unique set of opportunities for us. This allows us to deliver a fully integrated–and technologically differentiated–subsea system, and to better manage the complete work scope through a single contracting mechanism and a single interface.
Following project delivery, we continue to support our clients by offering aftermarket and life of field services, which include production optimization, asset life extension, debottlenecking, and condition-based maintenance. Our wide range of capabilities and solutions allow us to help clients increase oil and natural gas recovery and equipment uptime while reducing overall cost. Our integrated life of field offering, iLOF™, is designed to unlock the full potential of subsea infrastructures during operations by proactively addressing the challenges operators face during the life of subsea fields.
Subsea Segment Products and Services
Subsea Production Systems (SPS). These systems are used in the offshore production of oil and natural gas. Systems are placed on the seafloor and are used to control the flow of oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility.
Our products and integrated systems include subsea trees, chokes and flow modules, manifold systems, controls and automation systems, well access systems, multiphase and wet-gas flow meters, and additional technologies. We offer both electro-hydraulic and all-electric SPS, depending on the specific needs of the customer or field. The design and manufacture of our subsea systems require a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure of deepwater environments, as well as internal pressures of up to 20,000 pounds per square inch (psi) and temperatures of up to 400º F. The development of our integrated subsea production systems includes initial engineering design studies and field development planning, and considers all relevant aspects and project requirements, including optimization of drilling programs and subsea architecture.
Subsea Processing Systems. Our subsea processing systems, which include subsea boosting, subsea gas compression, and subsea separation, are designed to accelerate production, increase recovery, extend field life, reduce greenhouse gas (“GHG”) emissions, and lower operators’ production costs for greenfield and brownfield applications.
Subsea Umbilicals, Risers and Flowlines (SURF). We are a leading provider of SURF infrastructure. We develop, engineer, manufacture, and install umbilicals, flexible pipes, hybrid-flexible pipes, thermoplastic composite pipes, rigid pipelines and jumpers, connections, and tie-ins for subsea systems.
We offer a comprehensive range of umbilical systems including steel tube umbilicals, thermoplastic hose umbilicals, power and communication systems, and hybrid umbilicals.
TechnipFMC leads the industry in flexible pipe technology that combines advanced polymer and steel layers for reliable performance across diverse subsea environments. We are also an industry pioneer in hybrid-flexible pipe designs, incorporating proprietary thermoplastic composite materials to meet the needs of the most challenging production environments.
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

Subsea Services. Subsea Services provides a portfolio of well and asset services that drive value and efficiency throughout the life of subsea development. Our vision is to deliver customer service excellence every day, with the purpose of maximizing the performance of our clients’ well and asset operations.
Well Services include all service offerings for the well:
•drilling: exploration and production wellhead systems and services;
•installation: installation of subsea production and processing systems and completion of the well; and
•intervention and plug & abandonment (“P&A”): rig and vessel-based well intervention services and subsea P&A.

Asset Services include all service offerings toward the producing asset, including SPS, SURF, and subsea processing:
•maintenance: test, modification, refurbishment, and upgrade of subsea equipment and tooling;
•asset integrity: optimizing the performance of the subsea asset through product and field data, including inspection, maintenance, and repair ("IMR"); and
•production management: enhanced well and field production, including real-time virtual metering and flow assurance services.

Robotics. Our Schilling Robotics business is the leading designer and manufacturer of subsea ROVs, ROV tooling systems, and robotic manipulator arms. We continue to revolutionize deepwater productivity, enabling safe and more challenging subsea development through our advanced and industry-leading robotic technologies.
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
Dependence on Key Customers
Generally, our customers in the Subsea segment are major integrated oil companies, national oil companies, and independent exploration and production companies. Two different customers accounted for 15.5%, and 14.0%, of our consolidated revenue in 2025, respectively. Our list of customers exceeds 40 unique clients, which allows us to diversify our dependence away from any single customer.
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
Competition
We are the only fully integrated company that can provide the complete suite of FEED, SPS, and SURF with installation and life of field services, enabling us to develop a subsea field as a single company. We compete with companies that supply various components and services of subsea development. Our competitors include Baker Hughes Company, OneSubsea, Saipem SpA, and Subsea 7 S.A.
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

Our offering is enabled by our digital solutions and products that unlock new possibilities for growth in energy resources. Through our established services and transformative offerings, including iEPCI™ and the Subsea 2.0® CTO platform, we are making energy produced offshore more sustainable and competitive.
As we look to the future, we remain focused on innovation, client relationships, and execution excellence. Our success will be achieved in part by developing and empowering our people, being a data-driven organization, and advancing automation and robotics.
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
By pivoting from bespoke engineer-to-order solutions to pre-engineered CTO products, we can leverage the efficiencies our execution model creates and bring value to our clients through reduced lead time, an optimized execution model, and improved predictability and reliability for delivery. CTO also allows us to drive manufacturing efficiency to improve throughput and increase capacity of the existing manufacturing assets.
Our CTO Subsea 2.0® program’s attributes include:

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
We are also qualifying the next generation of flexible pipe solutions with our Hybrid Flexible Pipe (“HFP”), which integrates thermoplastic composite technology within a proven flexible architecture. This innovation is engineered to deliver exceptional resistance to carbon dioxide-rich (“CO2-rich”) and other highly corrosive environments, while its lighter construction enhances installation efficiency and reduces overall project complexity. We bring new levels of performance and reliability to subsea development solutions with our HFP.
We have a technology alliance with Halliburton focused on the development of innovative technologies for use in all-electric wells, subsea interventions, subsea fiber optics, and carbon transportation and storage. By collaborating on certain field domains, we are able to develop disruptive technologies to improve productivity, reduce cost, and lower emissions of our clients. We believe the alliance has a superior value proposition, leveraging TechnipFMC’s pioneering integrated ecosystems (such as iEPCI™) and technology leadership with Halliburton’s subsurface, well completion, and production knowledge and service offering.

Acquisitions and disposals, Investments, and Partnerships

Acquisitions and disposals

We did not have any material acquisitions or disposals in 2025.
Investments
We did not have any material investments in 2025.
Partnerships
Refer to the Other Business Information Relevant to Our Business Segments section of this Annual Report on Form 10-K for information about our partnerships.
Surface Technologies
Our Surface Technologies segment designs, manufactures, and services fully integrated products and systems used by companies involved in conventional and unconventional land and shallow water exploration and production of oil and natural gas, as well as specialized equipment supporting integrated carbon transportation and storage, hydrogen storage, and geothermal production. Surface Technologies provides integrated solutions for onshore and shallow water applications in drilling, stimulation, production, digital, and services globally.
Principal Products and Services
Drilling. We provide a full range of drilling and completion systems for both standard and custom-engineered applications. The client base for drilling and completion offerings is energy production, transportation, and storage companies.
Surface Wellheads and Production Trees. Our products are used to control and regulate the flow of oil and natural gas from the well. The wellhead is a system of spools and sealing devices from which the entire downhole well string hangs and provides the structural support for surface production trees. The production tree is comprised of valves, actuators, and chokes, which can be combined into various configurations, depending on client-specific requirements.
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
Stimulation and Pressure Pumping. Our iComplete® offering is the first fully integrated pressure control system for the onshore unconventional stimulation market. Our extensive knowledge of flexible pipe, manifolds, and valve technologies has been adapted to make this a very reliable and predictable system. iComplete® utilizes our digital offering CyberFrac™ to improve safety by eliminating manpower in high-risk areas (“red zone”), boost efficiency through autonomous operations, and reduce unplanned stoppages by using predictive analytics. Our system can also manage continuous pumping on multi-well and multi-pad operations and integrate data from adjacent wells. Together, this significantly reduces safety risks and the cost of operations for our clients.
Our system equipment includes fracturing tree systems, fracturing valve greasing systems, hydraulic or electric control units, service-less valves, fracturing manifold systems, and rigid and flexible flowlines, and is designed to sustain the high pressure and the highly erosive fracturing fluid which is pumped through the well in the formation. Exploration and production operators typically rent this equipment directly from the Company during their hydraulic fracturing activities. iComplete® services include rig-up/rig-down field service personnel as well as oversight and operation of the system during the multiple fracturing stages.

Our digital systems leverage our core software product UCOS for control and automation of assets. This technology helps clients improve health and safety, reduce carbon intensity, decrease operating expense, reduce unplanned shutdowns, and increase productivity.
Flexible Pipe. We have been a leading supplier of flexible pipe since the 1970s and our Coflexip® product is an industry standard for drilling and stimulation operations offshore. We have also adapted this product for use in high-pressure, high-volume stimulation. Our PumpFlex™, WellFlex™, and PadFlex™ products are incorporated into our iComplete® offering and are deployed in most unconventional operations. Our product is the only mechanical solution available today and has demonstrated excellent wear resistance and durability.
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
Production Solutions. We provide industry-leading technology for the separation of oil, gas, sand, and water. These solutions are used in onshore production facilities and on offshore platforms worldwide. Our family of separation products delivers client success by increasing efficiency and throughput and reducing the footprint of processing facilities. Our separation systems offering includes internal components for oil and natural gas multiphase separation, in-line separation, and solids removal, as well as fully assembled separation modules and packages designed and fabricated for oil and natural gas separation, fracturing flowback treatment, solids removal, and primary produced water treatment. Our upstream production offering includes well control, safety and integrity systems, multiphase meter modules, in-line separation and processing systems, compact ball valves for manifolds, and standard pumps. These offerings are differentiated by our comprehensive portfolio of in-house compact, modular, and digital technologies, and are designed to enhance field project economics and reduce operating expenditures with an integrated system that spans from wellhead to pipeline.
Standard Pumps. We provide complete skid solutions, from design consultation through startup and commissioning. We offer a diverse line of reciprocating pumps, customized according to the application, with pressure ranges available up to 10,000 psi and flow rates up to 1,500 gallons per minute.
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
Dependence on Key Customers
Surface Technologies’ customers include major integrated oil companies, national oil companies, independent exploration and production companies, and oil and natural gas service companies. No single Surface Technologies customer accounted for 10% or more of our 2025 consolidated revenue.
Competition

We are a market leader for many of our products and services. Some of the factors that distinguish TechnipFMC from other companies in the sector include our technological innovation, integrated solutions, reliability, and product quality. Surface Technologies competes with other companies that supply surface production equipment and pressure control products, including Baker Hughes Company; Cactus Wellhead, LLC; SLB; Halliburton Company; Delta US Corporation LLC; and SPM Oil & Gas.

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
Decarbonization. We are developing new ways for our clients to reduce the carbon intensity of oil and natural gas production.
Digital and Automation. We are leveraging simple, pragmatic digital solutions to improve health and safety, reduce carbon intensity, decrease operating cost, reduce non-productive time, and increase production.
Acquisitions and disposals, Investments, and Partnerships
Acquisitions and disposals
We did not have any material acquisitions in 2025.
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
OTHER BUSINESS INFORMATION RELEVANT TO OUR BUSINESS SEGMENTS
Capitalizing on Energy Transition
Since our inception as an integrated company in 2017, TechnipFMC has been pursuing innovation to reduce emissions within the conventional energy space. We are also actively advancing our position in the energy transition by delivering differentiated solutions and leveraging our core competencies and existing resources. This is the role of our New Energy business at TechnipFMC, serving as system architect and integrator, from technology development through project delivery and life-of-field services. We are also using a CTO manufacturing model to create superior value for our clients.
We are becoming a key enabler of GHG removal, offshore floating renewables, and hydrogen solutions, leveraging our onshore and offshore expertise and demonstrated capabilities in project integration. We will commercialize innovative solutions through our continued collaboration with energy companies and technology providers.
Our contributions to GHG removal begin with carbon transportation and storage (“CTS”). Leveraging our existing equipment and integration expertise, our solutions are designed to safely transport and store CO2. Using our CTO model for CO2 distribution and injection will reduce project-specific engineering while enabling custom storage system solutions to be built from pre-engineered products. Integrated control systems will provide flexibility to manage a wide range of functionalities, from surface and subsea injection equipment to downhole and seabed reservoir monitoring systems. We are also developing advanced digital solutions for onshore and offshore storage projects that enable constant monitoring of CO2 at both the storage site and in the subsurface, a critical element of the CTS value chain.
We also see strong integration potential across offshore renewable markets, driven by continued development of new technologies. By leveraging our extensive experience in project integration throughout the water column, from the ocean surface to the seafloor, we are positioning ourselves to bring scalability to offshore renewable markets in our role as system architect.
The growth of renewables in the grid creates power and price fluctuations, requiring auxiliary systems to support the grid. We believe that hydrogen can play an important role in managing power and price fluctuations, enabling the expansion of renewable power.

We are approaching integration opportunities in renewable markets with an execution model that builds on the success of our iEPCI™ model in oil and natural gas. By acting as system architect and integrator in a complex and rapidly changing environment, we can play a meaningful role in enabling offshore renewable solutions.
Target Markets
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
•the first iEPCI™ for Petrobras’ with the Mero 3 HISEP® project in Brazil, enabling the capture, processing, and reinjection of CO2-rich dense gases on the seabed to reduce emission intensity during production;
•development and manufacturing of new gas transportation technologies, including thermoplastic composite pipe and hybrid flexible pipe; and
•awards for several commercial contracts for carbon injection wellheads to be used for permanent sequestration in the Middle East, Australia, and Netherlands.

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
•development of best-in-class 66KV dynamic inter array cables (“DIAC”), which are a key component of our engineered system used by floating renewables infrastructure to transmit electricity generated offshore to the onshore power grid; and
•development of advanced integrated water column solutions, including the engineering of the optimum coupled DIAC and mooring and anchoring system.

Hydrogen solutions. We believe hydrogen has the potential to be a reliable, stable, and efficient energy carrier to renewable sources, and we have applied our extensive experience as a technology company to drive innovation in this frontier. With some relevant pilots now completed, we will continue monitoring this maturing market.
Deep Purple™ is our primary sustainable energy solution that provides renewable and scalable energy production offshore by integrating hydrogen production, compression, storage, and re-electrification via a fuel cell. An at-scale pilot of the Deep Purple™ solution successfully demonstrated our ability to provide stable power through a microgrid served by intermittent power supply.
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

HUMAN CAPITAL
Our people are at the heart of everything we do, and they drive our culture of strong execution, purposeful innovation, and challenging industry conventions. We are committed to the development of our employees, and our employee guidelines are specified in our Code of Business Conduct, which applies to all employees, regardless of their roles and no matter where they work.
We believe that all our employees are entitled to fair treatment and respect, wherever they work: in the office, offshore, on industrial and construction sites, or in client offices. We do not tolerate any form of abuse or harassment, and we will not tolerate any action, conduct, or behavior that is discriminating, intimidating, or hostile.
Furthermore, we are committed to hiring and employee development decisions that are fair, objective, and not based on protected characteristics. Our policy is for employment decisions to be based only on relevant qualifications, performance, demonstrated skills, experience, and other job-related criteria, which we believe helps to promote equal opportunity for all employees to grow, contribute, and thrive within our organization.
Workforce Overview
Our workforce consists of the following:

	As of December 31,
	2025	2024	2023
Permanent employees	21,975	21,693	21,469
Temporary employees (fixed-term)	1,114	1,155	1,293
Employees on payroll	23,089	22,848	22,762
Contracted workforce	2,318	2,456	2,265
Total workforce	25,407	25,304	25,027
Attracting and Inspiring Talent for a Sustainable Future
At TechnipFMC, attracting and developing the right talent is essential to achieving our sustainability ambitions. Our people drive the innovations that help us deliver cleaner, safer, and more efficient energy solutions. By fostering an inclusive workplace, we ensure that sustainability is not just a goal, it’s embedded in how we work and who we are.
Our Employee Value Proposition (“EVP”), “The energy to transform,” reflects this commitment. Built on two pillars: relentless innovation and caring for the future - underpinned by our collaborative global culture, it speaks to both our purpose and the experience we offer employees.
In 2025, we amplified our efforts to attract and retain exceptional talent while staying true to our values:
•Inclusive hiring for a stronger future - As a global equal opportunity employer, we strive to attract an inclusive candidate pool, always prioritizing merit and competence.
•One global team - We’ve standardized and digitally advanced our global recruitment system to operate across regions making the hiring process smarter, faster, and more personalized.
•Streamlined onboarding - Enhanced internal tools and touchpoints now make onboarding smoother and more connected for new hires, their managers and teams who support them.
•Efficiency that matters - We continue to maintain an optimal recruiting lead time, helping us bring the right talent on board quickly and effectively.
Our EVP is more than a message; it’s a lived experience that empowers our people to transform the energy industry.
Developing and Keeping Talent
People development is a key focus at TechnipFMC, including providing learning, career development and knowledge-sharing opportunities enabling our people to perform at their fullest potential and develop capabilities for simplification, standardization, and industrialization.

We focus on talent development through a process called "Talking Talents." This process forms the basis for identifying and developing employees into our three main career pathways: Leadership, Technology, and Project Management. Input from the Talking Talents process is also used for succession planning. Leveraging our Simplification, Standardization, and Industrialization journey and learnings, in 2025 we invested time to do a PDCA (Plan, Do, Check, Act) on our talking talents and succession planning processes with an aim to improve further.
We believe that regular dialogue between managers and employees is key to driving performance and building trust and engagement. Our "Check-In" process is embedded in our culture, where managers and employees meet at least quarterly to discuss goals, share feedback, and have in-depth discussion about the employee’s development, including creating individual development plans. This process focuses leaders on the development of people on their team and enables employees to own their career path and focus on the future. To further support this and as part of our Simplification, Standardization, and Industrialization journey, we conducted extensive internal research and identified two capabilities (problem-solving and cross-functional connectivity capability) and three behaviors (provide a value-driven purpose, ask and listen, and make problems visible) that are essential for every leader. These are captured as our new leadership standard. The Leadership Standard for People Development has not just been integrated into our People & Culture processes, but is part of wider culture change, transformation and mindset shift around how we develop our people. In 2025, we facilitated leadership standard workshop for 3,100 leaders as we look to further enhance and evolve our people first culture by developing our leaders and driving accountability for people development this year and beyond.
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
Our iLearn learning platform continues to be the main hub for delivering our formal learning initiatives, such as eLearning courses, videos, instructor-led training, and resource materials. We continue to embrace our digital transformation and strive to deliver engaging content. In 2025, we focused more on curated and specific content to meet the needs of our employees. As such, there were more than 11,000 pieces of creative and innovative learning content available, with ongoing releases of new and meaningful courses, to support skill development for our employees and enhance their performance in their roles. In 2025, over 654,378 training hours were completed, with 28% of training being done online, which resulted in 28 training hours per employee.
We also saw an increase in the amount of training hours related to our leadership, technical, and engineering curriculums where 234,912 hours were engaged. This was the result of a significant focus and strategy to better engage with our technical employees and provide additional learning opportunities. In addition, in 2025 we continued our efforts on the adoption of the Digital Academy, which is a collaboration between our Information & Digital Services, Learning, and Knowledge Management functions to elevate our digital maturity and foundational digital proficiency. In 2025, our employees engaged with almost 39,000 hours of learning on the topic of Digital, a significant increase when compared to 2024. We also leverage our internal knowledge-sharing tools, The Bridge and The Well, to collaborate across the Company. The Bridge has 55 chartered global knowledge-sharing networks. The related knowledge repository, The Well, has 5,800 pages, which received over 2.8 million visits in 2025 (up from 1.9 million in 2024). The Well is connected with the Company’s competency management platform and provides direct access to competency-based content. Employees all over the world access these and other knowledge management social learning tools, such as "Experts Explain" webinar series to increase their knowledge about business and technical topics and to share their own knowledge.
Technical Expertise Program
The global Technical Expertise Program ("TEP") recognizes employees ("Technical Experts") who have demonstrated technical mastery in their discipline, as well as technical impact, people development, business impact, and industry leadership. The TEP currently has about 800 members, and in 2025, we continued to promote knowledge-sharing and saw an increased involvement from the expert community in project reviews, "Think IP," and strategic initiatives. The 2025 cycle emphasized both new member intake and promotion of existing members, with a strategic focus on underrepresented disciplines such as, Digital and Software, Electronic Engineering, Manufacturing and Industrial Engineering, Power and Electrification, and Systems Engineering. Our Technology Fellows are the highest tier of the TEP and personify its mission of advancing the Company’s technical leadership by advising, innovating, enhancing operations, sharing knowledge, and inspiring others—within the company and across the industry. We believe each Fellow is a pillar in their field of expertise, setting standards across the industry, cultivating the next generation of experts, and ensuring that TechnipFMC retains its market leadership and competitive advantage.
Equal Opportunity and Inclusion
Three of our Foundational Beliefs: Integrity, Respect, and Sustainability are deeply embedded in our commitment to equal opportunity and inclusion. These principles are integral to our long-term value and performance and embedded in our Code of Business Conduct, which requires that employment decisions including recruitment, evaluation, compensation, and development are purely merit based. We are committed to providing equal opportunity to all, regardless of race, religion, gender, age, nationality, gender identity, marital status, disability, or any other factors.
In 2025, we built on our progress by enhancing support for employees with disabilities through reasonable accommodations, targeted training, and inclusive career development opportunities. Our global recognition of the International Day of Persons with Disabilities featured:
•A suite of promotional awareness resources for employees to engage
•Leadership and employee testimonials highlighting lived experiences and allyship
•Virtual and in-person volunteering opportunities to foster community engagement
We also marked International Women’s Day, Pride Month, and Mental Health Month, reinforcing our inclusive culture and commitment to employee wellbeing.
In parallel, our iVolunteer program continued to grow, connecting employees to meaningful STEM education and community service initiatives. These efforts were further integrated into our university engagement and graduate recruitment strategies, helping us attract a broader talent pipeline and promoting equal opportunity in early career development.
Employee Networks and Resource Groups (“ENRGs”)
At TechnipFMC, our Employee Network Resource Groups (ENRGs) play a vital role in fostering an inclusive culture where all employees can thrive and reach their full potential. Open to all employees, ENRGs provide platforms for connection, advocacy, and professional growth across our global workforce.
In 2025, we continued to expand global participation and strengthen executive sponsorship across networks. ENRGs contribute to our business and culture by:
•Encouraging meaningful employee engagement and developing future leaders;
•Supporting talent attraction and retention; and
•Bringing forward additional perspectives to shape a more agile and inclusive workforce.

Giving Back to the Community
At TechnipFMC, we believe that creating a better world starts with collective action. Through our Do Something Good Together initiative, we empower employees to make a meaningful difference in the communities where we live and work. Our efforts focus on five key areas that reflect our commitment to people and the planet:
•Early Childhood Education – Supporting programs that give children the foundation for lifelong learning.
•Environmental Stewardship – Driving initiatives that protect and restore our natural resources.
•Food Access – Helping ensure that families have reliable access to nutritious meals.
•Health & Wellness – Promoting healthier lifestyles and improving community well-being.
•STEM (Science, Technology, Engineering, and Mathematics) – Inspiring the next generation of innovators to shape the future of energy.
Through our global volunteering program, every employee can dedicate four hours of paid volunteer time each year to causes that matter most and they are encouraged to record volunteer hours done outside of the workday as well. Together, we’re building stronger communities and advancing a more sustainable future.

Employee Engagement and Well-being
We landed on TechnipFMC Voice as our enterprise-wide employee engagement survey, designed to capture actionable feedback and support continuous improvement across all levels of the organization. Building on the momentum from previous years, we were focused on fostering connection, transparency, and a culture of continuous feedback. Leadership engagement remained central, with leadership site visits, virtual collaboration sessions, and direct interactions across job sites and functions reinforcing our commitment to listening and responding.
The insights from the Voice survey empowered leaders with actionable data to drive improvements at the business unit, location, and team levels. Leaders were supported with tools and resources to interpret results, identify opportunities, and implement targeted action plans.
In terms of wellbeing, our global wellbeing program, Workplace Options, continued to gain momentum in 2025, providing employees with access to mental health resources, professional counselling, and personalized health coaching. We promoted holistic wellbeing through consistent communications, visible leadership support, and inclusive, accessible activities across regions. As part of our ongoing commitment to mental health, we recognized Mental Health Awareness Month in October with a series of global initiatives.
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
Labor Relations and Collective Agreements
We are committed to maintaining constructive relationships and open dialogue with works councils and trade unions, in compliance with applicable local laws and collective agreements governing both individual and collective labor relations. The Company’s European Works Council (EWC), which represents all eligible European entities, serves as a key platform for employee engagement. The EWC meets with management at least twice a year to discuss matters of mutual interest, promoting transparency and collaboration across our European operations.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I, Item 1 “Business” of this Annual Report on Form 10-K.
The following table indicates the names and ages of our executive officers as of February 19, 2026, including all offices and positions held by each in the past five years:

Name	Age	Current Position and Business Experience (Start Date)
Douglas J. Pferdehirt (a)	62	Chair and Chief Executive Officer (2019) Chief Executive Officer (2017)
Alf Melin (a)	56	Executive Vice President and Chief Financial Officer (2021) Senior Vice President, Finance Operations (2017) Senior Vice President, Surface Americas (2017)
Cristina Aalders (a)	45	Executive Vice President, Chief Legal Officer and Secretary (2023) Vice President, Chief Compliance Officer (2021) Vice President, Legal, Surface Technologies (2019)
Thierry Conti (a)	42	President, EMS (2026) President, Surface Technologies (2022) Senior Vice President, Subsea Commercial & Strategy (2020) Senior Vice President, Subsea Product Management (2019)
Luana Duffé (a)	44	Executive Vice President, New Energy (2021) Vice President, Subsea Projects & Commercial and Country Manager for Brazil (2020) Vice President, Subsea Projects and Brazil Country Manager (2019)
Jonathan Landes (a)	53	President, Subsea (2020) Senior Vice President, Subsea Commercial (2017)
Justin Rounce (a)	59	Executive Vice President and Chief Technology Officer (2018)
Alfredo Sanchez (a)	52	President, Surface Technologies (2026) Senior Vice President, Surface Technologies Western Hemisphere (2023) Vice President, Surface Technologies Latin America (2018)
Valeria Santos (a)	48	Executive Vice President, People and Culture (2024) Vice President, People and Culture, Subsea and New Energy (2023) Vice President, Human Resources, REMS (2019)
David Light (b)	41	Senior Vice President, Controller and Chief Accounting Officer (2023) Vice President, Internal Audit and Controls (2021) Vice President, Integrated Internal Controls (2020)
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
•Cumulative loss of several major contracts, customers, alliances, or business disruptions may have an adverse effect on us.
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
•We may use artificial intelligence, machine learning, and data science in our business, and challenges with managing such technologies could adversely affect our business and results of operations.
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
•political and economic uncertainty, socio-political unrest, and geopolitical conflicts, such as unrest in the Middle East and developments in Venezuela;
•governmental laws, policies, regulations, and subsidies related to or affecting the production, use, and exportation/importation of oil and natural gas;
•foreign trade policies, international sanctions, and tariffs;
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
•decrease in investors’ interest in hydrocarbon producers because of environmental and sustainability initiatives (see risk factor “Increasing scrutiny and expectations regarding sustainability matters could result in additional costs or risks or otherwise adversely affect our business” for additional information; and
•natural disasters.

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
Our success depends on the ongoing development and implementation of new product designs, including the processes used by us to produce, market, install, operate, and maintain our products.
We continually attempt to develop new technologies for use in our business, including AI. However, there is no guarantee of future demand for those technologies because the market for the new technologies may not develop or customers may be reluctant or unwilling to adopt our new technologies. In addition, we may also have difficulty negotiating satisfactory terms that would provide acceptable returns on our investment in the research and development of new technologies.
Development of new technology is critical to maintaining our competitiveness. However, we cannot assure that we will be able to successfully develop technology that our customers demand. Demand for our products and services may decline if we cannot keep pace with technological advances. Technology that is unavailable to us or that does not work as we expect, could adversely affect us. New technologies, services, or standards could render some of our products and services obsolete, which could reduce our competitiveness and have a material adverse impact on our business, financial condition, cash flows, and results of operations.
Additionally, we are exploring opportunities in GHG removal and offshore floating renewables (wind and tidal energy). Many technologies involved in those projects are novel and will need to be further developed before we can determine whether a renewable energy project is technologically feasible.
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
Due to the types of contracts we enter into and the geographic areas we operate in, the cumulative loss of several major contracts, customers, alliances, or business disruptions within any of these geographic areas may have an adverse effect on our results of operations.
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
•civil unrest, labor issues, political instability, disease outbreaks, cyber terrorism, and wars;
•unexpected geopolitical events, armed conflicts and terrorism threats, and the resulting sanctions, embargoes, nationalizations and assets seizures, supply chain disruptions, and foreign exchange control and currency fluctuations;
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
As of December 31, 2025, our total debt was $0.4 billion. We also have the capacity under our Credit Agreement to incur additional debt.
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
In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for such transaction. In addition, we may have to indemnify the counterparty in a divestiture for certain liabilities associated with the assets or operations subject to the divestiture transaction. These liabilities, if they materialize, could materially and adversely affect our business, financial position, results of operations or cash flows. Similarly, our counterparty may not be able to satisfy their indemnification obligations to us, or their indemnity may not be sufficient to insure us against the full amount of liabilities for which we are responsible.
Increasing scrutiny and expectations regarding sustainability matters could result in additional costs or risks or otherwise adversely affect our business.
There has been ongoing attention from stakeholders, investors, customers, and regulators on renewable energy and sustainability practices and disclosures, including practices and disclosures related to GHGs and climate change, diversity and inclusion initiatives and governance standards. Expectations regarding such practices and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting, and insurance), changes in demand for certain product or service offerings, changes in the availability or cost of capital, enhanced compliance or disclosure obligations, or other impacts. In addition, negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment and climate change may reduce the demand or authorization for production of oil and natural gas in areas of the world where our customers operate or otherwise limit our customers’ access to capital or ability to conduct operations, including via new regulation, and reduce future demand for our products and services. Any of these trends may, in turn, adversely affect our financial condition, results of operations, and cash flows.
While we at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the sustainability profile of our company and/or products or respond to stakeholder concerns, such initiatives may be costly and may not have the desired effect. For example, we may ultimately be unable to achieve our goals, either on the timeframes or costs initially anticipated or at all, due to factors that are within or outside of our control. Assessment of sustainability metrics is complex and occasionally requires revisions, including due to business changes, variations in calculations, data quality, or other factors, which can impact perceptions of our target progress or related initiatives. Moreover, our actions or statements are often based on methodologies or data that continue to evolve, and our approach to such matters (like other companies) has evolved (and is expected to continue to evolve) as well. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and any failure, or perceived failure, to comply with or advance certain sustainability initiatives (including the timeline and manner in which we complete such initiatives) may result in various adverse impacts, including reputational damage or investor or regulator engagement on our sustainability initiatives and disclosures, even if such initiatives are currently voluntary. The increasing attention and pressure from the shareholders, financial institutions, and/or financial markets could also increase the likelihood of governmental investigations and private litigation.
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
Uncertainties with respect to the energy transition may adversely affect our business. As a result of our evolution in the renewable energies arena, we are exploring opportunities in GHG removal, offshore floating renewables, and hydrogen. While we have subsea and surface expertise, as well as capabilities in project integration, we are exploring opportunities that are new to us and therefore involve uncertainties and risks.
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

We may use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations.
Artificial intelligence, machine learning, data science, and similar technologies (collectively, "AI"), including third-party AI tools, may be enabled by, or integrated into, some of our business processes and solutions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore, our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased, incorrect, or incomplete information. The utilization of AI may increase our risk and liability exposure relating to confidentiality, intellectual property infringement, and client use restrictions. Our AI governance review process and safeguards may not be adequate to protect against these risks and challenges.
Advances in AI, such as deepfakes, automated attack tools, and adaptive offensive models, increase cybersecurity, operational, legal, and reputational risks. Threat actors can now use generative AI to create highly realistic synthetic communications, conduct targeted social‑engineering campaigns, develop detection‑evading malware, and more. If we are unable to effectively develop, deploy, or govern AI technologies, our business, financial condition, and results of operations could be adversely affected.
Pirates and maritime conflicts endanger our maritime employees and assets.
We face material piracy and maritime conflict risks in the Gulf of Guinea, the Somali Basin, the Gulf of Aden, and the Red Sea, and, to a lesser extent in Southeast Asia, Malacca, and the Singapore Straits. Piracy represents a risk for both our projects and our vessels, which operate and transport through sensitive maritime areas. We may face additional risks to the extent other maritime disputes or conflicts emerge, such as the conflict around the Houthis’ attacks in the Red Sea following the Israel/Hamas war. Such risks have the potential to significantly harm our crews and to negatively impact the execution schedule for our projects. If our maritime employees or assets are endangered, additional time may be required to find an alternative solution, which may delay project realization and negatively impact our business, financial condition, or results of operations.
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
We are subject to potential liabilities arising from, among other possibilities, equipment malfunctions, equipment misuse, personal injuries, and natural disasters, any of which may result in hazardous situations, including uncontrollable flows of oil, gas or well fluids, or other sources of energy, fires, and explosions, which could disrupt our operations and damage our brand and reputation. Our insurance against these risks may not be adequate to cover our liabilities. Further, the insurance may not generally be available in the future or, if available, premiums may not be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, such potential liabilities could have a material adverse effect on our business, results of operations, financial condition, or cash flows.
Our operations require us to comply with numerous laws and regulations, violations of which could have a material adverse effect on our financial condition, results of operations, or cash flows.
Our operations and manufacturing activities are governed by international, regional, transnational, and national laws and regulations in every place where we operate relating to matters such as environmental protection, health and safety, labor and employment, import/export controls (including export control laws and regulations administered and enforced by the U.S. Department of Commerce and the U.S. Department of State), currency exchange, bribery and corruption, taxation, and AI. These laws and regulations are complex, frequently change, and have tended to become more stringent over time. In the event the scope of these laws and regulations expands in the future, or we introduce new features in our products and services or change our operations in a way that subjects us to new and evolving laws and regulations, the incremental cost of compliance could adversely impact our financial condition, results of operations, or cash flows.
Our international operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”), the anti-corruption provisions of French law n° 2016-1691 dated December 9, 2016 relating to Transparency, Anti-corruption and Modernization of the Business Practice, the Brazilian law nº 12,846/13, or the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act), and economic and trade sanctions, including those administered by the United Nations, the EU, the United Kingdom, and the United States (including the Office of Foreign Assets Control of the U.S. Department of the Treasury (“U.S. Treasury”), the U.S. Department of State, and the U.S. Department of Commerce). The FCPA prohibits corruptly providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments, and penalties. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories, and designated persons.
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
Additionally, we use artificial intelligence, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models (collectively, “AI Technologies”). The regulatory framework for AI Technologies continues to evolve across jurisdictions. In Europe, the EU Artificial Intelligence Act (the “EU AI Act”) establishes a comprehensive, risk-based governance framework for AI in the EU market, with the majority of the substantive requirements applying from August 2, 2026. Applicable requirements depend on the specific AI use case (such as requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models). The EU AI Act together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition, and results of operations.

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
Environmental laws and regulations in various countries affect the equipment, systems, and services we design, market, and sell, as well as the facilities where we manufacture our equipment and systems, and any other operations we undertake. These laws include those governing the discharge of materials into the environment or otherwise relating to environmental protection. We are required to invest financial and managerial resources to comply with environmental laws and regulations, and we believe that we will continue to be required to do so in the future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the issuance of orders enjoining our operations, or other claims and complaints. Additionally, our insurance and compliance costs may increase as a result of changes in environmental laws and regulations or changes in enforcement. These laws and regulations, as well as any new laws and regulations affecting exploration and development of drilling for oil and natural gas, are becoming increasingly strict and could adversely affect our business and operating results by increasing our costs, limiting the demand for our products and services, or restricting our operations.
Regulatory requirements related to sustainability matters have been, and are being, implemented in relation to financial market participants. Such regulatory requirements are being implemented on a phased basis. We expect regulatory requirements related to, and investor focus on, sustainability matters to continue to expand in the EU, the United Kingdom, Australia, and more globally. In the United States, various policymakers, including the State of California, have adopted (or are considering adopting) requirements for certain companies to undertake disclosures or actions on climate or other sustainability matters. Moreover, policymakers’ approaches are not uniform, which may increase the cost or complexity of compliance, as well as increase the general risk of litigation or enforcement on such matters.

Existing or future laws and regulations relating to greenhouse gas emissions and climate change may adversely affect our business.
Climate change continues to attract considerable public and scientific attention. As a result, numerous laws, regulations, and proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of carbon dioxide, methane, and other “greenhouse gases.” These efforts have included cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. Such existing or future laws, regulations, and proposals concerning the release of GHGs or that concern climate change (including laws, regulations, and proposals that seek to mitigate the effects of climate change) may require additional costs and may adversely impact demand for the equipment, systems, and services we design, market, and sell. For example, oil and natural gas exploration and production may decline as a result of such laws, regulations, and proposals, or any policies aimed at directly curtailing such exploration and production, and as a consequence, demand for our equipment, systems, and services may also decline. In addition, such laws, regulations, and proposals may also result in more onerous obligations with respect to our operations, including the facilities where we import and/or manufacture our equipment and systems. Such decline in demand for our equipment, systems, and services and such onerous obligations in respect of our operations may adversely affect our financial condition, results of operations, or cash flows.
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
We are subject to international data protection laws, such as the European Union General Data Protection Regulation 2016/679 (“EU GDPR”) and its implementing legislation, the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), certain U.S. state regulations, and the Lei

Geral de Proteção de Dados (“LGPD”) in Brazil. The EU GDPR, UK GDPR, and implementing legislation (collectively, “GDPR”) comprehensively regulate our use of personal data and have increased our obligations, regarding cross-border transfers of personal data outside of the EEA and the UK.
In relation to cross-border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international data transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continues to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under GDPR, and/or take additional compliance and operational measures; or it could otherwise affect the manner in which we provide our services, which in turn can adversely affect our business, operations, and financial condition.
We are also subject to evolving privacy laws on cookies, tracking technologies, and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to additional costs and require significant systems changes. Violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions, and reputational damage.
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
Although we are incorporated in the United Kingdom, the U.S. Internal Revenue Service (the “IRS”) may assert that we should be treated as a U.S. “domestic” corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the “Code” and such Section, “Section 7874”). For U.S. federal income tax purposes, a corporation (i) is generally considered a “domestic” corporation (or U.S. tax resident) if it is organized in the United States or of any state or political subdivision therein, and (ii) is generally considered a “foreign” corporation (or non-U.S. tax resident) if it is not considered a domestic corporation. Because we are a U.K. incorporated entity, we would be considered a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a domestic corporation for U.S. federal income tax purposes.
We do not believe this exception applies. However, the Section 7874 rules are complex and subject to detailed regulations, the application of which is uncertain in various respects. It is possible that the IRS will not agree with our position. Should the IRS successfully challenge our position, it is also possible that an excise tax under Section 4985 of the Code (the “Section 4985 Excise Tax”) may be assessed against certain “disqualified individuals” (including former officers and directors of FMC Technologies, Inc.) on certain stock-based compensation held thereby. We may, if we determine that it is appropriate, provide disqualified individuals with a payment with respect to the Section 4985 Excise Tax, so that, on a net after-tax basis, they would be in the same position as if no such Section 4985 Excise Tax had been applied. In addition, if the IRS asserts that we should be treated as a U.S. domestic corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874, there is a risk we would suffer additional income taxes associated with the U.S. taxation, on the income of our

non-U.S. affiliates. Currently, the income of our non-U.S. affiliates that are not owned (directly or indirectly) by U.S. affiliates is generally not subject to U.S. income taxation. However, should the IRS assert that we should be treated as a domestic corporation for U.S. federal income tax purposes, we or our applicable U.S. affiliates would become subject to taxation on the income of our non-U.S. affiliates under the “controlled foreign corporation” U.S. tax rules.
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
The U.S. Congress, the U.K. Government, the EU, the Organization for Economic Co-operation and Development (the “OECD”), and other governmental bodies continue to focus on multinational taxation. In October 2021, the OECD introduced a global minimum tax of 15% under its “Pillar Two” framework, with approximately 140 countries tentatively agreeing in principle. The implementation of this global minimum tax, however, is contingent upon the independent actions of participating countries and is subject to further negotiation among OECD member states. The EU adopted the directive on December 15, 2022, requiring member states to enact national laws by December 31, 2023, with full application beginning in 2024 (except for the “undertaxed payment rule,” which is applicable for fiscal years starting on or after December 31, 2024). These rules continue to be refined by the OECD with the latest updates issued in January 2026, This new package of administrative guidance included a range of measures, such as the establishment of a permanent simplified effective tax rate (“ETR”) safe harbor, a one-year extension of the transitional country-by-country reporting safe harbor and the recognition of certain existing minimum tax regimes other than Pillar Two.
Many EU member states, including France, have now incorporated Pillar Two into domestic law. Similarly, the United Kingdom enacted legislation under the Finance (No. 2) Act 2023, introducing a Pillar Two Income Inclusion Rule (“IIR”) and Multinational Top-up Tax (“MTT”), effective for accounting periods starting on or after December 31, 2023. These rules apply to multinational and U.K. groups with annual revenues exceeding €750 million. As a U.K company, we are subject to the MTT under the IIR, which ensures that income from jurisdictions with an ETR below 15% is taxed up to that minimum. The U.K. legislation also provides a transitional safe harbor election for accounting periods beginning on or before December 31, 2026. We are monitoring legislation to determine whether the United Kingdom will adopt the new OECD package released in January 2026. Regarding France, on January 12, 2026, the European Commission published in the Official Journal of the European Union a Communication aimed at recognizing this new OECD package and confirming its integration into the Pillar Two directive, without requiring any modification of it. The implementation in France of the provisions resulting from this agreement for a “juxtaposed solution” might require a law.
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

New tax initiatives, directives, and rules, such as the U.S. One Big Beautiful Bill Act, enacted on July 4, 2025 (the “OBBBA”), and updates to existing guidance such as the OECD’s Base Erosion and Profit Shifting initiative, and the EU’s Anti-Tax Avoidance Directives, may increase our tax burden and require additional compliance-related expenditures. As a result, our financial condition, results of operations, or cash flows may be adversely affected. Moreover, the U.S. government, and other jurisdictions in which we do business, may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. Further changes, including with retroactive effect, in the tax laws of the United States (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15 percent corporate minimum tax on certain United States corporations), the United Kingdom, the EU, or other countries in which we and our affiliates do business could adversely affect us.
We may not qualify for benefits under tax treaties entered into between the United Kingdom and other countries.
We operate in a manner such that we believe we are eligible for benefits under tax treaties between the United Kingdom and other countries. However, our ability to qualify for such benefits will depend on whether we are treated as a UK tax resident, the requirements contained in each treaty and applicable domestic laws, on the facts and circumstances surrounding our operations and management, and on the relevant interpretation of the tax authorities and courts. For example, because of Brexit, we may lose some or all of the benefits of tax treaties between the United Kingdom and the remaining members of the EU, and face higher tax liabilities, which may be significant. Another example is the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “MLI”), which entered into force for participating jurisdictions on July 1, 2018. The MLI recommends that countries adopt a “limitation-on-benefit” (“LOB”) rule and/or a “principal purpose test” (“PPT”) rule with regards to their tax treaties. The application of the LOB rule or the PPT rule could deny us treaty benefits (such as a reduced rate of withholding tax) that were previously available and as such there remains uncertainty as to whether and, if so, to what extent such treaty benefits will continue to be available. The position is likely to remain uncertain for a number of years.
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
In this regard, we had a permanent establishment in France to satisfy certain French tax requirements imposed by the French Tax Code with respect to the Merger. The assets and liabilities pertaining to this permanent establishment were contributed on December 27, 2022 to one of our French subsidiaries with retroactive effect as of January 1, 2022, in accordance with a tax ruling issued by the French tax authorities, as a result of which this permanent establishment has been deregistered before the close of the 2022 fiscal year. Although it is intended that we will be treated as having our exclusive place of tax residence in the United Kingdom, the French tax authorities may claim, for the period prior to the reorganization, that we were a tax resident of France if we were to have failed to maintain our “place of effective management” in the United Kingdom over that period as a result of the activities of such permanent establishment. Any such claim would be settled between the French and U.K. tax authorities pursuant to the mutual agreement procedure provided for by the tax treaty concluded between France and the United Kingdom. There is no assurance that these authorities would reach an agreement that we will remain exclusively a U.K. tax resident; an adverse determination could materially and adversely affect our business, financial condition, results of operations, or cash flows. A failure to maintain exclusive tax residency in the United Kingdom could result in adverse tax consequences to us and our subsidiaries and could result in certain adverse changes in the tax consequences of owning and disposing of our shares.

Significant changes or developments in U.S. or other national trade policies, including tariffs, and the reactions of other countries thereto, may have a material adverse effect on our business and results of operations.
We operate in various countries across the world and source a wide range of raw materials and components from the international market. Significant changes or developments in U.S. or other national laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business and results of operations. Policies affecting international trade, foreign investment, and energy production—such as tariffs, export controls, economic sanctions, and import restrictions—can impact supply chain costs, the availability of key components, and overall industry profitability. For instance, the United States has recently proposed and made changes in trade policies that include export control restrictions, renegotiation or termination of trade agreements, imposition of higher tariffs on imports into the United States, and other regulations affecting trade between the United States and countries where we conduct our business or have business relationships. A number of other nations have proposed and implemented similar tariff measures directed at trade with the United States in response thereto. As a result of these developments and likely similar trade restrictions in the future, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business and results of operations. Our efforts to reduce potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing, tariff mitigation strategies, and/or increases in the selling prices of some of our products and services, may not be successful.

General Risk Factors
Our businesses are dependent on the continuing services of our key managers and employees.
We depend on key personnel. The loss of any key personnel could adversely impact our business if we are unable to implement key strategies or transactions in their absence. The loss of qualified employees or failure to recruit, retain, and motivate additional highly skilled employees required for the operation and expansion of our business, through competitive compensation and other comprehensive attraction, retention, and development initiatives, could hinder our operation and expansion, as well as our ability to successfully conduct research activities and develop marketable products and services. Effective succession planning is also vital to our long-term success. If we fail to manage transitions among key roles, our strategic planning and execution could be impaired.
Seasonal, weather, and other climatic conditions could adversely affect demand for our services and operations.
Our business may be materially affected by variation from normal weather patterns, such as cooler or warmer summers and winters. Adverse weather conditions, such as tropical storms in the Gulf of America or Indo-Pacific or extreme winter conditions in Canada and the North Sea, may interrupt or curtail our operations or our customers’ operations, cause supply disruptions or loss of productivity, and may result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. In addition, acute or chronic physical impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall and hurricane-strength winds may damage our facilities or the facilities of key third parties or result in operational interruptions. Increasing concentrations of GHGs in the Earth’s atmosphere are expected to produce climate changes that increase variation from normal weather patterns, such as increased frequency and severity of storms, floods, droughts, and other climatic events, as well as longer-term climatic changes, such as shifting temperature and precipitation patterns, which could further impact our operations. Significant physical effects of climate change could also have a direct effect on our operations and an indirect effect on our business by interrupting the operations of those with whom we do business and may also impact the cost or availability of insurance. Any of these events or outcomes could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Currency exchange rate fluctuations could adversely affect our financial condition, results of operations, or cash flows.
We conduct operations around the world in many different currencies. Significant portions of our revenue and expenses are denominated in currencies other than our reporting currency, the U.S. dollar; therefore, changes in exchange rates will produce fluctuations in our revenue, costs, and earnings, and may also affect the book value of our assets and liabilities and related equity. We hedge transaction impacts on cash flow and earnings where a transaction is not in the functional currency of the operating business unit, but we do not hedge translation impacts on earnings. Our efforts to minimize our currency exposure through such hedging transactions may be impeded by market and business conditions. Moreover, our ability to hedge certain currencies in which we conduct operations, specifically currencies in countries such as Angola and Argentina, may be limited; therefore, we may be subject to increased foreign currency exposures. In addition, we are subject to evolving laws and policies on foreign exchange controls in certain foreign jurisdictions, which may impact our ability to hedge and/or repatriate cash. As a result, fluctuations in foreign currency exchange rates may adversely affect our financial condition, results of operations, or cash flows.
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
In addition, applicable law and/or the terms of the relevant defined benefit pension plan may require us to make cash contributions or provide financial support upon the occurrence of certain events. We cannot predict whether, or to what extent, changing market or economic conditions, regulatory changes, or other factors will further increase our pension expense or funding obligations. For further information regarding our pension liabilities, see Note 20.
We may be unable to obtain sufficient bonding capacity for certain contracts, and the need for performance and surety bonds could reduce availability under our credit facility.
In line with industry practice, we are often required to post standby letters of credit to customers or enter into surety bond arrangements in favor of customers. Those letters of credit and surety bond arrangements generally protect customers against our failure to perform our obligations under the applicable contracts. If we are unable to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from bidding for certain contracts or contracting with certain customers. Letters of credit issued against our credit facilities reduce availability under those facilities. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on projects that require bonding.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information to support the strategic needs of our business. Our information security program is designed with reference to the ISO27001:2022 standard and the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular standard, specification, or requirement, only that we use ISO27001:2022 and NIST CSF to help guide our approach to identifying, assessing, and managing cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to:
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
•cybersecurity awareness training for our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
In alignment with industry practices, our information security processes and governance are informed by “key security principles,” including network security, patch and vulnerability management, least privilege, zero-trust based access controls, strong authentication practices, secure change management, and protection against malware and other threats. We routinely perform information protection and risk assessment reviews to help ensure our security posture remains appropriately aligned to our business needs and the threat landscape.
We face ongoing material risks from cybersecurity threats, which the U.S. Securities and Exchange Commission defines as any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. See "Risk Factors—A failure or breach of our IT infrastructure or that of our subcontractors, suppliers, or joint venture partners, including as a result of cyber-attacks, could adversely impact our business and results of operations." However, aside from these general and ongoing risks, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks.
The Audit Committee reviews and considers our risks relating to cybersecurity and receives and reviews regular reports from our Information Security Steering Committee (“ISSC”) on our cyber readiness, adversary assessments, risk profile, and any countermeasures undertaken or considered by us. Our ISSC also updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents as well as incidents with lesser impact potential.
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
Our ISSC, composed of senior leaders including the Chief Technology Officer, Chief Legal Officer, Chief Information Officer, and CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The ISSC receives monthly reports and updates from the CISO on cybersecurity risks and cybersecurity incidents. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our ISSC includes team members with decades of cybersecurity experience and professional cybersecurity relevant certifications such as CISSP.
Our CISO brings more than two decades of experience in information security and risk management and holds a Master in Business Administration and multiple industry-recognized professional certifications, including, CISSP, Certified in Risk and Information Systems Control (CRISC), and CompTIA Security+.
The ISSC assists management in staying informed about and monitoring efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources(including external consultants) and alerts and reports produced by security tools deployed in our IT environment.

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
The following table shows our principal real estate properties by reporting segment at December 31, 2025:

Location	Segment
Africa
Hassi Messaoud, Algeria	Surface Technologies
Lagos, Nigeria	Subsea
Luanda, Angola	Subsea
Port Harcourt, Nigeria	Subsea
Takoradi, Ghana	Subsea
Asia
Hyderabad, India	Subsea, Surface Technologies
Jakarta, Indonesia	Subsea, Surface Technologies
Johor, Malaysia	Subsea
Kuala Lumpur, Malaysia	Subsea; Surface Technologies
Noida, India	Subsea, Surface Technologies
Nusajaya, Malaysia	Subsea
Singapore	Subsea, Surface Technologies
Australia
Henderson, Australia	Subsea; Surface Technologies
Perth, Australia	Subsea
Europe
Aberdeen, United Kingdom	Subsea, Surface Technologies
Aktau, Kazakhstan	Surface Technologies
Arnhem, Netherlands	Surface Technologies
Bergen, Norway	Subsea
Courbevoie (Paris - La Défense), France	Subsea
Dunfermline, United Kingdom	Subsea, Surface Technologies
Evanton, United Kingdom	Subsea
Horten, Norway	Subsea
Kongsberg, Norway	Subsea, Surface Technologies
Krakow, Poland	Subsea
Le Trait, France	Subsea
Lisbon, Portugal	Subsea
Lysaker, Norway	Subsea
Newcastle, United Kingdom	Subsea
Orkanger, Norway	Subsea
Sens, France	Surface Technologies
Stavanger, Norway	Subsea, Surface Technologies
Veenoord, Netherlands	Surface Technologies
Westhill, United Kingdom	Subsea
Middle East

Location	Segment
Abu Dhabi, United Arab Emirates	Surface Technologies
Dhahran, Saudi Arabia	Surface Technologies
Doha, Qatar	Surface Technologies
Jebel Ali, Dubai	Surface Technologies
North America
Charleroi (Pennsylvania), United States	Surface Technologies
Davis (California), United States	Subsea
Houston (Texas), United States	Subsea, Surface Technologies
Odessa (Texas), United States	Surface Technologies
San Antonio (Texas), United States	Surface Technologies
St. John’s (Newfoundland), Canada	Subsea
Stephenville (Texas), United States	Surface Technologies
Theodore (Alabama), United States	Subsea
Veracruz, Mexico	Surface Technologies
South America
Georgetown, Guyana	Subsea
Macaé, Brazil	Subsea
Neuquén, Argentina	Surface Technologies
Rio de Janeiro, Brazil	Subsea, Surface Technologies
São João da Barra, Brazil	Subsea
Suriname	Subsea
Vitória, Brazil	Subsea
Yopal, Colombia	Surface Technologies
The following table shows marine vessels in which we held an interest or operated as of December 31, 2025:

Vessel Name	Vessel Type	Special Equipment
Deep Blue	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Deep Energy	PLSV	Reeled pipelay/flexible pipelay/umbilical systems
Deep Orient	HCV	Construction/installation systems
Deep Star	HCV	Construction/installation systems
North Sea Atlantic	HCV	Construction/installation systems
Skandi Africa	HCV	Construction/installation systems
Deep Arctic	DSV/HCV	Diver support systems
Deep Discoverer	DSV/HCV	Diver support systems
Deep Explorer	DSV/HCV	Diver support systems
Skandi Vitória	PLSV	Flexible pipelay/umbilical systems
Skandi Niterói	PLSV	Flexible pipelay/umbilical systems
Coral do Atlantico	PLSV	Flexible pipelay/umbilical systems
Skandi Açu	PLSV	Flexible pipelay/umbilical systems
Skandi Búzios	PLSV	Flexible pipelay/umbilical systems
Skandi Olinda	PLSV	Flexible pipelay/umbilical systems
Skandi Recife	PLSV	Flexible pipelay/umbilical systems
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
For information about dividends, see Note 15 “Stockholders’ Equity” to the Consolidated Financial Statements in Item 8.
We intend to pay dividends on a quarterly basis, subject to review and approval by our Board of Directors in its sole discretion. We regularly evaluate our cash and capital structure, including the size, pace, and form of capital return to shareholders.
As of February 17, 2026, according to data provided by our transfer agent, there were 3,288 shareholders of record. However, many of our shareholders hold their shares in "street name" by a nominee of Depository Trust Company, which is a single shareholder of record. We estimate that there were approximately 198,444 shareholders whose shares were held in “street name” by banks, brokers, or other financial institutions as of February 17, 2026.
We had no unregistered sales of equity securities during the year ended December 31, 2025.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our ordinary shares during the three months ended December 31, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2025 to October 31, 2025	757,005	$41.28	757,005	55,938,360
November 1, 2025 to November 30, 2025	2,444,678	$43.28	2,444,678	48,767,445
December 1, 2025 to December 31, 2025	680,403	$45.47	680,403	48,839,091
Total	3,882,086	$43.28	3,882,086
(a)In October 2025, the Board of Directors authorized additional share repurchases of up to $2.0 billion. Together with the then-existing program, the Company’s total share repurchase authorization was increased to $3.8 billion. For the three months ended December 31, 2025, we repurchased 3,882,086 shares for a total cost of $168.1 million at an average price of $43.28 per share.
(b)Based upon the remaining repurchase authority and the closing stock price as of the last trading date of the respective period.

Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares for the period from December 31, 2020 to December 31, 2025 with the Standard & Poor’s 500 Index (“S&P 500 Index”) and PHLX Oil Services Index. The comparison assumes $100 was invested in our ordinary shares and in both of the indexes on December 31, 2020, and includes reinvestment of dividends, if any, in the same security. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TECHNIPFMC PLC, S&P 500 INDEX AND PEER GROUP INDEX

US DOLLARS
$700
$600
$500
$400
$300
$200
$100
$0
12/2020
12/2021
12/2022
12/2023
12/2024
12/2025
TechnipFMC plc
S&P 500 Index
PHLX Oil Services Index

ASSUMES $100 INVESTED ON DEC. 31, 2020
ASSUMES DIVIDEND REINVESTED IN SECURITY
FISCAL YEAR ENDING DEC. 31, 2025

Source: Bloomberg L.P. The PHLX Oil Services Index has been chosen as it is a modified market weighted index composed of companies involved in the oil services.

	As of December 31,
	2020	2021	2022	2023	2024	2025
TechnipFMC plc	$100.00	$84.65	$174.31	$289.46	$419.09	$649.17
S&P 500 Index	100.00	128.68	105.36	133.03	166.28	195.98
PHLX Oil Services Index	100.00	120.74	194.98	198.71	175.53	181.72
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
A summarized description of our products and services and annual financial data for each segment can be found in Note 5 to our consolidated financial statements.

Total Company
•Inbound orders of $11.2 billion drove backlog growth of 15% year-over-year to $16.6 billion;
•Cash provided by operating activities increased 84% to $1.8 billion versus the prior year, with free cash flow growing 113% to $1.4 billion;
•Shareholder distributions more than doubled versus the prior year—returning $1.0 billion through share repurchases and dividends—and authorized additional share repurchases of up to $2 billion;
~~•~~Increased Company’s financial flexibility by reducing total short-term and long-term debt by $455.2 million while maintaining cash and cash equivalents above $1.0 billion; and
•Reiterated our commitment to robust shareholder distributions, pledging to return at least 70% of free cash flow to shareholders in 2026.

Subsea
•Delivered on our commitment to achieve $30 billion in Subsea inbound orders over the 3-year period ending 2025, including $10.1 billion of orders in 2025;
•Services inbound increased for a fifth consecutive year to more than $1.8 billion, supported by a growing installed base and aging infrastructure;
•Combination of direct awards, iEPCI™ projects, and services exceeded 80% of Subsea inbound orders for the year, highlighting the strength of our differentiated offerings and innovative technologies; and
•New iEPCI™ alliances with Vår Energi and Cairn Oil & Gas provide additional integrated opportunities.

Surface Technologies
•Inbound orders of $1.1 billion were driven by international markets; and
•Revenue from international markets increased year-over-year, representing 65% of segment revenue; and
•Experienced further commercial success of iComplete®—our high-performance, surface pressure containment ecosystem—with increased client adoption in high activity basins.

We finished the year having delivered on many notable achievements. Importantly, these results reflect major milestones on our more ambitious journey ahead. We enter 2026 with a strong market outlook and a further step-up in our targeted financial performance.
BUSINESS OUTLOOK
Overall Outlook – The global economy is expected to show moderate growth in 2026, led by India, China, and the United States. Resilient consumer spending and easing of monetary policy in key regions should be essential drivers of economic growth. Continued investment in artificial intelligence (AI) is expected to provide additional support. Shifting trade and inflation dynamics and an uneven global recovery present risk to the growth outlook. At the same time, persistent geopolitical conflicts underscore the strategic importance of energy security worldwide.
In April 2025, OPEC+ members took actions to unwind a series of voluntary production cuts. After restoring over two million barrels of production, further output expansion was postponed to prevent oversupply and maintain market stability. Oil forecasts for Brent crude average between $50 and $60 per barrel in 2026, with increased supply expected to outpace growth in near-term demand. Natural gas prices are forecast to remain relatively stable, with rising demand from AI-driven data centers likely to be met by growth in global supply, primarily from increased exports of liquefied natural gas (LNG) from the United States.
The long-term outlook for oil and natural gas is positive. Oil is projected to remain the largest primary energy source, with global demand for natural gas projected to significantly increase, largely due to growth in both electricity demand and industrial activity in developing countries. Renewables investment continues, although at a slower pace than previously forecast. Notably, the International Energy Agency revised its market outlook, projecting that oil demand could grow through 2050—a major shift from its previous view that demand would peak by 2030.
We believe that offshore and Middle East markets will maintain investment preference for operators, with deepwater attracting a growing share of global capital flows, driven by much-improved economic returns and broad access to these resources. We also expect an increasing role for technology innovation in the delivery of both conventional and new energy supply. In that context, TechnipFMC is well positioned to translate our technological and operational strength into value for our clients.
Within offshore, we are seeing more clients adopt a portfolio approach to development. Instead of focusing on the next project exclusively, operators are taking a broader portfolio view of their opportunities – executing a vision for their entire asset base. One example of this change is simultaneous development of greenfield assets, where an operator will carry out multiple projects in parallel rather than waiting for completion of the first project to incorporate learnings into subsequent phases. By executing as a single unit, operators benefit from integration and standardization that enable them to reach target production more quickly and economically than would be possible as standalone projects.
We also believe that offshore will play a meaningful role in the development of renewable energy resources and the reduction of carbon emissions. Our efforts are focused on greenhouse gas (“GHG”) removal, offshore floating renewables, and hydrogen solutions. We are also building on our partnerships as we look to expand our position as the leading architect for offshore energy.
In our New Energy business, we are executing multiple first-of-its-kind project awards, including the Mero 3 HISEP® project for Petrobras offshore Brazil. This project is enabling the capture, processing, and reinjection of CO2-rich dense gases on the seabed to reduce emission intensity while increasing production. In the UK, we are executing the first all-electric, subsea iEPCI™ for carbon capture and storage for the Northern Endurance Partnership, a joint venture between bp, Equinor, and TotalEnergies.
Subsea – Innovative approaches to subsea projects have improved project economics through more efficient design and installation of the entire subsea field architecture. Our integrated commercial model, iEPCI™, brought together the complementary work scopes of the subsea production system (SPS) with the subsea umbilicals, risers, and flowlines (SURF), and installation vessels. iEPCI™ created a new market and helped grow the deepwater opportunity set for our clients. We also foresee the expanding reach of Subsea Services, derived from an aging installed base that continues to grow.
As the subsea industry continues to evolve, we are driving simplification, standardization, and industrialization to reduce cycle times and further reduce costs. An example of this is Subsea 2.0®, our pre-engineered configurable product offering. This technology simplifies projects by leveraging a Configure-to-Order (“CTO”) model to further accelerate time to first production while driving greater efficiencies for TechnipFMC.
With Subsea 2.0® and CTO, we have designed an architecture, process, tools, and culture that are scalable and transformational to the future of our company. Subsea 2.0® has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25 percent lower product cost and as much as a 12-month reduction in delivery time for subsea production equipment — savings that are both real and sustainable. This has paved the way for us to adopt a similar operating model for other products within our portfolio, enabling an enterprise-wide way of working.
Given these significant improvements, more offshore discoveries can be developed economically below current oil prices. We believe these fundamental changes are sustainable as a result of new business models and technology pioneered by our company – all of which serve as key enablers in our relentless pursuit of the reduction of project cycle time.
There is also momentum in new offshore frontiers as nations look to expand economic growth through the development of natural resources. We were awarded an iEPCI™ contract for TotalEnergies’ GranMorgu project — the first subsea development in Suriname. In Namibia, there have been multiple discoveries, and operators have initiated appraisal drilling campaigns. We recently announced our participation in Mozambique for Eni’s Coral North project, and we believe that other opportunities in the region will soon follow. We remain confident that further exploration and appraisal activity will result in new projects in other new basins for some time.
As we look beyond the current year, we believe that offshore developments will continue to receive an increasing share of capital investment. The change in spending allocation is due in part to the significant improvements made in developing the large, high quality, and prolific reservoirs found offshore. Innovations such as Subsea 2.0® and iEPCI™ also help provide customers with greater schedule certainty in project execution. We believe this combination of higher economic returns and greater project certainty will provide sustainability to current activity levels offshore, reinforcing our confidence that activity will remain strong through the end of the decade and beyond.
Surface Technologies – North American activity is among the most impacted by commodity prices given the relatively high cost of development in the region. Our surface activities on US land represented less than five percent of total Company revenue in 2025.
International markets comprise a significant portion of segment revenue, representing 65 percent in 2025. These markets are less cyclical, as most activities are undertaken by national oil companies with long-term investment horizons and a lower cost of development. This is most evident in the Middle East, where we have made the investment needed to assist our customers in achieving their desired growth in production. TechnipFMC’s unique capabilities in these markets — which demand higher-specification equipment and local presence, including a services footprint — provides a differentiated growth opportunity for our company.

CONSOLIDATED RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
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

	Year Ended December 31,			Change
(In millions, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenue	$9,932.6	$9,083.3	$7,824.2	$849.3	9.4%	$1,259.1	16.1%

Costs and expenses
Cost of sales	7,751.2	7,360.2	6,550.1	391.0	5.3%	810.1	12.4%
Selling, general and administrative expense	705.3	667.1	675.9	38.2	5.7%	(8.8)	(1.3)%
Research and development expense	83.1	73.4	69.0	9.7	13.2%	4.4	6.4%
Restructuring, impairment and other expenses	72.8	25.8	20.0	47.0	182.2%	5.8	29.0%
Total costs and expenses	8,612.4	8,126.5	7,315.0	485.9	6.0%	811.5	11.1%

Other income (expense), net	(57.7)	(45.9)	(248.3)	(11.8)	(25.7)%	202.4	81.5%
Income from equity affiliates	47.0	21.7	34.4	25.3	116.6%	(12.7)	(36.9)%
Gain on disposal of Measurement Solutions business	—	71.3	—	(71.3)	(100.0)%	71.3	100.0%
Net interest expense	(39.5)	(63.5)	(88.7)	24.0	37.8%	25.2	28.4%
Income before income taxes	1,270.0	940.4	206.6	329.6	35.0%	733.8	355.2%
Provision for income taxes	302.9	85.1	154.7	217.8	255.9%	(69.6)	(45.0)%
Net income	967.1	855.3	51.9	111.8	13.1%	803.4	1,548.0%
(Income) loss attributable to non-controlling interests	(3.2)	(12.4)	4.3	9.2	74.2%	(16.7)	(388.4)%
Net income attributable to TechnipFMC plc	$963.9	$842.9	$56.2	$121.0	14.4%	786.7	1,399.8%

Results of Operations in 2025 Compared to 2024
Revenue
Revenue increased by $849.3 million in 2025, compared to the same period in 2024. The increase was primarily attributable to an increase in Subsea revenue of $846.0 million. This growth was driven by the conversion of a backlog, 11.1% higher as of December 31, 2024, when compared to December 31, 2023, resulting in increased revenue activity across iEPCI™, flexible supply and subsea services particularly in Brazil, Norway, Nigeria and Israel. Surface Technologies revenue increased by $3.3 million compared to the same period in 2024, reflecting a $53.0 million increase from higher activity in the Middle East, Europe and Africa. This increase was offset by a $49.7 million decline in revenue due to lower activity in North America, Latin America and the sale of the Measurement Solutions business (“MSB”).
Gross Profit
Gross profit (revenue less cost of sales) increased to $2,181.4 million in 2025 compared to $1,723.1 million in 2024. Subsea gross profit increased year-over-year by $437.3 million, of which $267.5 million was due to a favorable activity mix and $169.8 million was due to volume increase. Surface Technologies gross profit increased by $17.5 million compared to the same period in 2024. The increase was primarily due to $47.4 million attributable to strong activity in the Middle East, Europe and Africa, partially offset by a decrease of $30.0 million due to lower activity in North America, Latin America, Asia Pacific as well as the sale of MSB.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $38.2 million year-over-year, driven by an increase in costs associated with our support functions.
Restructuring, Impairment and Other Expenses
We incurred $72.8 million of restructuring, impairment and other expenses in 2025, compared to $25.8 million in 2024, primarily related to additional business transformation initiatives designed to simplify and industrialize our organization, driving increased efficiency and greater operating leverage.
Other Income (Expense), Net
Other income (expense), net includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and non-operating gains and losses. The net increase in expense of $11.8 million was primarily due to an increase in miscellaneous other non-operating charges of $28.7 million, offset by a decrease in foreign currency loss of $16.8 million.
Income from Equity Affiliates
For the year ended December 31, 2025, income from equity affiliates increased by $25.3 million compared to the same period in 2024. The year-over-year increase was driven by an increase in the operational activity of our joint ventures.
Gain on disposal of Measurement Solutions business
For the year ended December 31, 2024, we recognized a gain of $71.3 million from the sale of equity interests and assets of MSB.
Net Interest Expense
Net interest expense decreased by $24.0 million in 2025, compared to 2024, primarily due to the reduction in outstanding debt.
Provision for Income Taxes
Our provision for income taxes for 2025 and 2024 reflected effective tax rates of 23.9% and 9.0%, respectively. The change in the effective tax rate was mainly due to changes of valuation allowances on some of our deferred tax assets and geographical profit mix year-over-year.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to tax rates that differ from the United Kingdom’s statutory rate.

OPERATING RESULTS OF BUSINESS SEGMENTS
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. See Note 5 to our consolidated financial statements for further details.
Subsea

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2025	2024	2023	2025 vs. 2024			2024 vs. 2023
Revenue	$8,665.9	$7,819.9	$6,434.8	$846.0	10.8%		$1,385.1	21.5%
Operating profit	$1,299.4	$953.1	$543.6	$346.3	36.3%		$409.5	75.3%

Operating profit as a percentage of revenue	15.0%	12.2%	8.4%		2.8	bps		3.8	bps

Subsea revenue increased $846.0 million during the year ended December 31, 2025, compared to the same period in 2024, related to higher energy demand and upstream spending, further aided by our unique commercial offerings. The increase in revenue was driven by $433.7 million from Brazil, $211.5 million from Norway, $211.3 million from Nigeria and $177.6 million from Israel, driven by higher iEPCI™, flexible supply and services activities. The rest of the world contributed a net decrease of $188.1 million primarily due to completion of projects in the United States and Angola.
Subsea operating profit for the year ended December 31, 2025, increased by $346.3 million. This was largely due to favorable activity mix, which contributed $267.5 million, and higher volume, which added $169.8 million. These improvements were partially offset by $51.6 million in increased operating expense related to the higher activity and $39.4 million of restructuring expense.

Surface Technologies

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2025	2024	2023	2025 vs. 2024			2024 vs. 2023
Revenue	$1,266.7	$1,263.4	$1,389.4	$3.3	0.3%		$(126.0)	(9.1%)
Operating profit	$136.7	$204.2	$114.6	$(67.5)	(33.1%)		$89.6	78.2%

Operating profit as a percentage of revenue	10.8%	16.2%	8.2%		(5.4)	bps		8.0	bps

Surface Technologies revenue increased by $3.3 million, compared to the same period in 2024, largely attributable to $53.0 million increase in revenue from strong activity in the Middle East, Europe and Africa. This increase was offset by a $49.7 million decrease due to lower activity in North America, Latin America and the sale of MSB.
Surface Technologies operating profit decreased by $67.5 million compared to the same period in 2024. The decline was mainly due to the $75.2 million gain on the sale of MSB recorded in the first quarter of 2024, partially offset by $12.0 million in higher restructuring and impairment charges in 2025. Excluding these items, operating profit increased by $19.7 million, driven by stronger profitability in the Middle East, Europe, and Africa, partially offset by lower activity in North America and other international regions.
Corporate Items

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions, except %)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Corporate expense	$(114.9)	$(124.9)	$(243.9)	$10.0	8.0%	$119.0	48.8%
Corporate expense decreased by $10.0 million compared to the same period in the prior year, due to decreased costs associated with our corporate support functions.
INBOUND ORDERS AND ORDER BACKLOG
Inbound orders — Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders Year Ended December 31,
(In millions)	2025	2024
Subsea	$10,060.4	$10,403.5
Surface Technologies	1,095.8	1,171.1
Total inbound orders	$11,156.2	$11,574.6

Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations for the timing of project execution. See Note 4 to our consolidated financial statements for further details.

	Order Backlog December 31,
(In millions)	2025	2024
Subsea	$15,871.7	$13,518.1
Surface Technologies	699.9	858.2
Total order backlog	$16,571.6	$14,376.3

Subsea - Subsea backlog of $15,871.7 million as of December 31, 2025 increased by $2,353.6 million compared to December 31, 2024, and was composed of various subsea projects, including TotalEnergies GranMorgu and Mozambique LNG; bp Tiber, Kaskida and NEP, Shell Orca and Bonga North; Equinor Raia and Johan Sverdrup Phase 3; Petrobras Mero 3 HISEP® and Buzios 6; Energean Katlan; ENI Coral North and ExxonMobil Whiptail and Hammerhead.
Surface Technologies - Order backlog for Surface Technologies as of December 31, 2025, decreased by $158.3 million, compared to December 31, 2024. Surface Technologies’ backlog of $699.9 million as of December 31, 2025, was composed primarily of projects for customers in the Middle East, namely ADNOC and Saudi Aramco. The remaining backlog was composed of various projects in the rest of the world.
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

	Year Ended December 31,
(In millions)	2025	2024
Cash and cash equivalents	$1,031.9	$1,157.7
Short-term debt and current portion of long-term debt	(34.3)	(277.9)
Long-term debt, less current portion	(395.7)	(607.3)
Net cash	$601.9	$272.5

Cash Flows
Cash flows for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash provided by operating activities	$1,764.6	$961.0	$693.0
Cash required by investing activities	(298.3)	(75.8)	(125.6)
Cash required by financing activities	(1,620.9)	(648.0)	(656.5)
Effect of exchange rate changes on cash and cash equivalents	28.8	(31.2)	(16.3)
Increase (decrease) in cash and cash equivalents	$(125.8)	$206.0	$(105.4)

(Increase) decrease in working capital	$302.1	$(98.9)	$302.2

Free cash flow	$1,447.4	$679.4	$467.8

Operating cash flows - During 2025 and 2024, we generated $1,764.6 million and $961.0 million in operating cash flows, respectively. The increase of $803.6 million in 2025, as compared to 2024, was due to increased volume and an improved mix of projects resulting in strong cash collections, offset by a higher volume of vendor payments to support the higher business activity.
Investing cash flows - We used $298.3 million and $75.8 million in investing activities during 2025 and 2024, respectively. The increase of $222.5 million in cash used was primarily due to $186.1 million in proceeds received from the sale of MSB in 2024, and a $35.6 million increase in capital expenditures in 2025 as compared to the same period in 2024.
Financing cash flows - Financing activities used $1,620.9 million and $648.0 million in 2025 and 2024, respectively. The increase of $972.9 million was mainly due to an increase of $518.2 million in share repurchases and an increase in net debt repayments of $382.0 million as compared to the same period in 2024. The 5.75% 2020 Private Placement Notes matured and were repaid and the 6.50% 2021 Notes were repaid during 2025.
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

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash provided by operating activities	$1,764.6	$961.0	$693.0
Capital expenditures	(317.2)	(281.6)	(225.2)
Free cash flow	$1,447.4	$679.4	$467.8

Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
Availability of borrowings under the Credit Agreement is reduced by the outstanding commercial paper and letters of credit issued against the facility. As of December 31, 2025 there were no letters of credit or commercial paper outstanding, and our availability under the Credit Agreement was $1,250.0 million.
As of December 31, 2025, TechnipFMC was in compliance with all debt covenants. See Note 14 to our consolidated financial statements for further detail.

Credit Ratings - As of December 31, 2025, our credit ratings were as follows:
•S&P: BBB- (long‑term) and A‑3 (short‑term)
•Moody’s: Baa2 (long‑term) and P‑2 (short‑term)
•Fitch: BBB- (long‑term)

During 2024 and 2025, S&P, Moody’s and Fitch upgraded our ratings to investment‑grade levels. The investment-grade ratings from S&P (March 2024) and Fitch (June 2024), together with the satisfaction of the other conditions under our Credit Agreement, resulted in the release of the collateral that previously secured the Credit Agreement and the Performance LC Credit Agreement.
Restoration of investment‑grade status enhances our financial flexibility by improving access to the commercial paper market and lowering our cost of borrowing. Additional information regarding our debt is provided in Note 14.

Dividends - Our Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share during each quarter of 2025. The cash dividends paid during the year ended December 31, 2025 were $82.3 million. These dividends represent $0.20 per share on an annualized basis. We intend to pay dividends on a quarterly basis, subject to review and approval by our Board of Directors in its sole discretion.

Share Repurchase - On October 22, 2025, our Board of Directors authorized additional share repurchases of up to $2.0 billion, which increased the Company’s total share repurchase authorization to $3.8 billion under our share repurchase program, and pursuant to this share repurchase program, we repurchased $918.3 million of ordinary shares during the year ended December 31, 2025.

Based upon the remaining repurchase authority of $2.2 billion and the closing stock price as of December 31, 2025, approximately 48.8 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $1.6 billion of ordinary shares through December 31, 2025. All shares repurchased were immediately cancelled.
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
Our credit spread, and the credit spread of other counterparties not publicly available, are approximated using the spread of similar companies in the same industry, of similar size, and with the same credit rating. See Notes 21 and 22 to our consolidated financial statements for further details.
At this time, we have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position.
Contractual and Other Obligations
The Company’s principal contractual commitments include purchase obligations, repayments of long-term debt and related interest, and payments under operating and finance leases. As of December 31, 2025, we had $2.9 billion of purchase obligations, more than 93% of which is short-term. Substantially all of these commitments are associated with purchases made to fulfill our customer’s orders, the costs associated with these agreements will ultimately be reflected in cost of sales in our consolidated statements of income.

Refer to respective notes to the consolidated financial statements for further information about our share repurchase program (Note 15), long-term debt obligations (Note 14), guarantees (Notes 10 and 18), and lease payment obligations (Note 3).
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
Revenue Recognition
The majority of our revenue is derived from long-term contracts that can span several years. We account for revenue in accordance with Accounting Standard Codification (“ASC”) 606, Revenues from Contracts with Customers. The unit of account in ASC 606 is a performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our performance obligations are satisfied over time as work progresses or at a point in time.
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
Our gross profit for the year ended December 31, 2025 was positively impacted on a net basis by approximately $87.0 million, as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2024 with net $66.1 million favorable and $20.9 million favorable in our Subsea and Surface Technologies segments, respectively.
Certain projects were significantly impacted negatively by changes to estimated project costs during the period, resulting in an impact of $115.5 million. These were offset partially by projects with material positive impacts from favorable negotiations of variable considerations of $72.8 million. The remaining other changes resulted in a net positive impact of $129.7 million.

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

We continuously assess the realizability of deferred tax assets at each balance sheet date across all jurisdictions in which we operate. During 2025, $142.8 million was released from our valuation allowance, while we have established positions of $134.2 million related to different jurisdictions. The release of the valuation allowance was primarily attributable to the anticipated utilization of deferred tax assets in Brazil and foreign tax credits in the United States. This outcome was influenced by sustained positive earnings, projected taxable profits, and internal restructuring initiatives that are expected to enable the utilization of existing tax attributes. We continue to assess the need to record a valuation allowance when it is not more likely than not that the deferred tax assets will be utilized in upcoming years or prior to expiration.
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
The following table illustrates the sensitivity of changes in the discount rate and expected long-term return on plan assets on pension expense and the projected benefit obligation:

(In millions, except basis points)	Increase (Decrease) in 2025 Pension Expense Before Income Taxes	Increase (Decrease) in Projected Benefit Obligation as of December 31, 2025
25 basis point decrease in discount rate	$0.3	$21.4
25 basis point increase in discount rate	$(0.3)	$(20.4)
25 basis point decrease in expected long-term rate of return on plan assets	$1.9	N/A
25 basis point increase in expected long-term rate of return on plan assets	$(1.9)	N/A

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments for speculative purposes. As of December 31, 2025 and 2024, substantially all of our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.
These disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices, or equity prices.
Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are, therefore, subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies over 2025 would have changed our revenue and income before income taxes attributable to TechnipFMC by approximately $521.7 million and $65.3 million, respectively.
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

For our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges, a 10% increase in the value of the U.S. dollar would have resulted in an additional loss of approximately $116.6 million in the net fair value of cash flow hedges reflected in our consolidated balance sheet as of December 31, 2025.
Interest Rate Risk
We assess effectiveness of foreign currency forward contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. To the extent any one interest rate increases by 10% across all tenors and other countries’ interest rates remain fixed, and assuming no change in discount rates, we would expect to recognize a decrease of $7.2 million in unrealized earnings from foreign currency forward contracts designated as cash flow hedges in the period of change. Based on our portfolio as of December 31, 2025, we have material positions with exposure to interest rates in the United States, Brazil, the United Kingdom, Singapore and Norway.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TechnipFMC plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of TechnipFMC plc and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Determination of Estimated Costs to Complete for Long-Term Contracts
As described in Note 1 to the consolidated financial statements, approximately 69% of the total revenue of $9.9 billion for the year ended December 31, 2025 is generated from long-term contracts. As disclosed by management, for the Company’s long-term contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer that occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on many of the performance obligations, management’s estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. There are many factors, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, and weather, all of which can affect the accuracy of cost estimates, and ultimately, future profitability.
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
February 19, 2026
We have served as the Company’s auditor since 2017.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In millions, except per share data)	2025	2024	2023
Revenue
Service revenue	$5,642.6	$5,520.8	$4,283.3
Product revenue	3,997.9	3,319.8	3,267.4
Lease revenue	292.1	242.7	273.5
Total revenue	9,932.6	9,083.3	7,824.2

Costs and expenses
Cost of service revenue	4,695.8	4,617.0	3,425.3
Cost of product revenue	2,881.2	2,591.2	2,936.3
Cost of lease revenue	174.2	152.0	188.5
Selling, general and administrative expense	705.3	667.1	675.9
Research and development expense	83.1	73.4	69.0
Restructuring, impairment and other expenses (Note 9)	72.8	25.8	20.0
Total costs and expenses	8,612.4	8,126.5	7,315.0

Other income (expense), net (Note 18)	(57.7)	(45.9)	(248.3)
Gain on disposal of Measurement Solutions business (Note 23)	—	71.3	—
Income from equity affiliates (Note 10)	47.0	21.7	34.4
Income before net interest expense and income taxes	1,309.5	1,003.9	295.3
Interest income	41.9	33.9	33.5
Interest expense	(81.4)	(97.4)	(122.2)
Income before income taxes	1,270.0	940.4	206.6
Provision for income taxes (Note 19)	302.9	85.1	154.7
Net income	967.1	855.3	51.9
(Income) loss attributable to non-controlling interests	(3.2)	(12.4)	4.3
Net income attributable to TechnipFMC plc	$963.9	$842.9	$56.2

Earnings per share attributable to TechnipFMC plc
Basic	$2.34	$1.96	$0.13
Diluted	$2.30	$1.91	$0.12

Weighted average shares outstanding (Note 6)
Basic	412.2	429.1	438.6
Diluted	419.7	440.5	452.3
The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In millions)	2025	2024	2023
Net income attributable to TechnipFMC plc	$963.9	$842.9	$56.2
(Income) loss attributable to non-controlling interests	(3.2)	(12.4)	4.3
Net income attributable to TechnipFMC plc, including non-controlling interests	967.1	855.3	51.9

Foreign currency translation adjustments
Net unrealized gains (losses) arising during the period	210.2	(276.5)	68.0
Reclassification adjustment for net (gains) losses included in net income	—	10.5	(7.0)
Foreign currency translation adjustments (a)	210.2	(266.0)	61.0

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	80.8	(141.4)	41.6
Reclassification adjustment for net (gains) losses included in net income	6.8	(11.1)	(3.6)
Net gains (losses) on hedging instruments (b)	87.6	(152.5)	38.0

Pension and other post-retirement benefits
Net gains (losses) arising during the period	8.7	(19.6)	(44.7)
Reclassification adjustment for amortization of prior service cost included in net income	0.2	0.3	0.3
Reclassification adjustment for amortization of net actuarial loss included in net income	9.0	9.1	8.9
Reclassification adjustment for net (gain) included in net income	—	(2.3)	—
Net pension and other post-retirement benefits (c)	17.9	(12.5)	(35.5)
Other comprehensive income (loss), net of tax	315.7	(431.0)	63.5
Comprehensive income	1,282.8	424.3	115.4
Comprehensive (income) loss attributable to non-controlling interests	(3.5)	(12.2)	0.5
Comprehensive income attributable to TechnipFMC plc	$1,279.3	$412.1	$115.9

(a)Net of income tax (expense) benefit of nil for each of the years ended December 31, 2025, 2024 and 2023.
(b)Net of income tax (expense) of $(24.9) million, $(7.3) million and $(3.0) million for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)Net of income tax (expense) benefit of $(8.1) million, $(5.8) million and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	December 31,
Assets	2025	2024
Cash and cash equivalents	$1,031.9	$1,157.7
Trade receivables, net of allowances of $45.3 in 2025 and $43.4 in 2024	1,128.6	1,318.5
Contract assets	1,065.5	967.7
Inventories, net (Note 8)	1,153.0	1,076.7
Derivative financial instruments (Note 21)	442.1	347.1
Income taxes receivable	179.4	136.6
Other current assets (Note 9)	544.8	463.3
Total current assets	5,545.3	5,467.6
Investments in equity affiliates (Note 10)	231.1	244.5
Property, plant and equipment, net (Note 12)	2,285.3	2,133.8
Operating lease right-of-use assets (Note 3)	773.5	723.3
Finance lease right-of-use assets (Note 3)	77.9	96.9
Intangible assets, net (Note 13)	425.7	508.3
Deferred income taxes (Note 19)	252.7	259.7
Derivative financial instruments (Note 21)	187.1	176.8
Other assets	339.6	258.3
Total assets	$10,118.2	$9,869.2

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 14)	$34.3	$277.9
Operating lease liabilities (Note 3)	146.7	131.0
Finance lease liabilities (Note 3)	31.0	61.9
Accounts payable, trade	1,179.8	1,302.6
Contract liabilities	2,148.9	1,786.6
Derivative financial instruments (Note 21)	358.3	396.8
Income taxes payable	142.1	156.5
Other current liabilities (Note 9)	873.7	751.5
Total current liabilities	4,914.8	4,864.8
Long-term debt, less current portion (Note 14)	395.7	607.3
Operating lease liabilities, less current portion (Note 3)	673.7	661.5
Finance lease liabilities (Note 9)	61.2	51.8
Deferred income taxes (Note 19)	100.8	54.4
Accrued pension and other post-retirement benefits, less current portion (Note 20)	49.3	129.3
Derivative financial instruments (Note 21)	202.4	242.5
Other liabilities	315.0	119.2
Total liabilities	6,712.9	6,730.8
Commitments and contingent liabilities (Note 18)
Stockholders’ equity (Note 15)
Ordinary shares, $1 par value; 618.3 shares authorized in 2025 and 2024; 400.7 shares and 423.0 shares issued and outstanding in 2025 and 2024, respectively	400.7	423.0
Capital in excess of par value of ordinary shares	8,081.9	8,653.4
Accumulated deficit	(3,761.4)	(4,309.8)
Accumulated other comprehensive loss	(1,357.4)	(1,672.8)
Total TechnipFMC plc stockholders’ equity	3,363.8	3,093.8
Non-controlling interests	41.5	44.6
Total equity	3,405.3	3,138.4
Total liabilities and equity	$10,118.2	$9,869.2

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash provided by operating activities
Net income	$967.1	$855.3	$51.9
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	441.8	392.7	377.8
Employee benefit plan and share-based compensation costs	68.8	76.2	30.8
Deferred income tax provision (benefit), net	36.0	(246.1)	(54.2)
Derivative instruments and foreign exchange	34.2	(73.6)	29.6
Income from equity affiliates, net of dividends received	4.0	28.8	(34.2)
Gain on disposal of Measurement Solutions business	—	(71.3)	—
Other	18.0	17.0	42.4
Changes in operating assets and liabilities
Trade receivables, net and Contract assets	212.7	(236.1)	(227.7)
Inventories, net	(23.3)	(42.0)	(91.2)
Accounts payable, trade	(229.6)	8.2	62.5
Contract liabilities	278.4	362.7	321.0
Income taxes (receivable) payable, net	(92.1)	34.8	34.3
Other current assets and liabilities, net	156.0	(226.5)	203.3
Other non-current assets and liabilities, net	(107.4)	80.9	(53.3)
Cash provided by operating activities	1,764.6	961.0	693.0

Cash required by investing activities
Capital expenditures	(317.2)	(281.6)	(225.2)
Proceeds from sale of assets	12.2	19.2	84.7
Proceeds from sale of Measurement Solutions business	—	186.1	—
Other	6.7	0.5	14.9
Cash required by investing activities	(298.3)	(75.8)	(125.6)

Cash required by financing activities
Repayment of debt obligations	(503.3)	(121.3)	(341.6)
Share repurchases	(918.3)	(400.1)	(205.1)
Dividends paid	(82.3)	(85.9)	(43.5)
Payments related to taxes withheld on share-based compensation	(69.3)	(49.7)	(17.2)
Other	(47.7)	9.0	(49.1)
Cash required by financing activities	(1,620.9)	(648.0)	(656.5)
Effect of changes in foreign exchange rates on cash and cash equivalents	28.8	(31.2)	(16.3)
Increase (decrease) in cash and cash equivalents	(125.8)	206.0	(105.4)
Cash and cash equivalents in the statement of cash flows, beginning of year	1,157.7	951.7	1,057.1
Cash and cash equivalents in the statement of cash flows, end of year	$1,031.9	$1,157.7	$951.7

The following items are included within operating activities:

	Year Ended December 31,
(In millions)	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest (net of interest capitalized)	$55.6	$63.1	$93.4
Income taxes paid (net of refunds received)	$359.2	$249.7	$150.7

The following table provides non-cash investing and financing activities:

	Year Ended December 31,
(In millions)	2025	2024	2023
Dividend receivable in exchange for loan receivable	$—	$—	$85.0

The accompanying notes are an integral part of the consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2022	$442.2	$9,109.7	$(5,010.0)	$(1,301.7)	$36.5	$3,276.7
Net income (loss)	—	—	56.2	—	(4.3)	51.9
Other comprehensive income	—	—	—	59.7	3.8	63.5
Issuance of ordinary shares, net of shares withheld for tax	3.0	(20.1)	—	—	—	(17.1)
Share-based compensation (Note 16)	—	40.9	—	—	—	40.9
Shares repurchased and cancelled	(12.3)	(192.8)	—	—	—	(205.1)
Dividends declared and paid (Note 15)	—	—	(43.5)			(43.5)
Other	—	1.2	4.2	—	(0.6)	4.8
Balance as of December 31, 2023	$432.9	$8,938.9	$(4,993.1)	$(1,242.0)	$35.4	$3,172.1

Net income	$—	$—	$842.9	$—	$12.4	$855.3
Other comprehensive loss	—	—	—	(430.8)	(0.2)	(431.0)
Issuance of ordinary shares, net of shares withheld for tax	4.3	(54.0)	—	—	—	(49.7)
Share-based compensation (Note 16)	—	58.3	—	—	—	58.3
Shares repurchased and cancelled	(15.5)	(320.4)	(64.2)			(400.1)
Proceeds from exercise of stock options	1.3	30.9				32.2
Dividends declared and paid (Note 15)	—	—	(85.9)	—	(2.3)	(88.2)
Other	—	(0.3)	(9.5)	—	(0.7)	(10.5)
Balance as of December 31, 2024	$423.0	$8,653.4	$(4,309.8)	$(1,672.8)	$44.6	$3,138.4

Net income	$—	$—	$963.9	$—	$3.2	$967.1
Other comprehensive income	—	—	—	315.4	0.3	315.7
Issuance of ordinary shares, net of shares withheld for tax	5.2	(72.2)	—	—	—	(67.0)
Share-based compensation (Note 16)	—	61.9	—	—	—	61.9
Shares repurchased and cancelled	(27.6)	(564.7)	(326.0)	—	—	(918.3)
Proceeds from exercise of stock options	0.1	3.5	—	—	—	3.6
Dividends declared and paid (Note 15)	—	—	(82.3)	—	(5.6)	(87.9)
Other	—	—	(7.2)	—	(1.0)	(8.2)
Balance as of December 31, 2025	$400.7	$8,081.9	$(3,761.4)	$(1,357.4)	$41.5	$3,405.3
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

Leases - We account for leases in accordance with ASC Topic 842, Leases and the majority of our leases are operating leases. We determine if an arrangement is a lease at inception by assessing whether an identified asset exists and if we have the right to control the use of the identified asset. Operating leases are included in Operating lease right-of-use (“ROU”) assets, Operating lease liabilities (current), and Operating lease liabilities, less current portion in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term. With the exception of rare cases in which the implicit rate is readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease cost for lease payments is recognized on a straight-line basis over the lease term.
Lease terms within our lessee arrangements may include options to extend/renew or terminate the lease and/or purchase the underlying asset when it is reasonably certain that we will exercise that option. We apply a portfolio approach by asset class to determine lease term renewals. The leases within these portfolios are categorized by asset class and have initial lease terms that vary depending on the asset class. The renewal terms range from one year to five years for asset classes such as temporary residential housing, forklifts, vehicles, vessels, office and IT equipment, and tool rentals, and up to 15 years or more for commercial real estate. Short-term leases with an initial term of 12 months or less that do not include a purchase option are not recorded on the balance sheet. Lease costs for short-term leases are recognized on a straight-line basis over the lease term and amounts related to short-term leases are disclosed within our financial statements.
We have variable lease payments, including adjustments to lease payments based on an index or rate (such as the Consumer Price Index), fair value adjustments to lease payments, and common area maintenance, real estate taxes, and insurance payments in triple-net real estate leases. Variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are included when measuring consideration within our lease arrangements using the payments with a fixed increase amount or an index provided in the contract. Variable payments are recognized in the consolidated income statements and are disclosed as “variable lease costs” in the period during which they are incurred.
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
Revenue recognition - The majority of our revenue is derived from long-term contracts that can span several years. We account for revenue in accordance with ASC 606.
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
Payment terms - Progress billings are generally issued upon completion of certain phases of the work as stipulated in the contract. Payment terms may either be fixed, lump-sum, or driven by time and materials (e.g., daily or hourly rates, plus materials). Because typically the customer retains a small portion of the contract price until completion of the contract, our contracts generally result in revenue recognized in excess of billings which we present as contract assets on the consolidated balance sheet. Amounts billed and due from our customers are classified as trade receivables in the consolidated balance sheets. The portion of the payments retained by the customer until the final contract settlement is not considered a significant financing component because the intent is to protect the customer. For some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities in the consolidated balance sheets. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.
Warranty - Certain contracts include an assurance-type warranty clause, typically between 12 to 36 months, to guarantee that the products comply with agreed specifications. A service-type warranty may also be provided to the customer; in such a case, management allocates a portion of the transaction price to the warranty based on the estimated stand-alone selling price of the service-type warranty. Warranty obligations are estimated based on historical actual claim costs incurred over the prior three years, adjusted for current expectations of future costs. Warranty obligations of $73.5 million and $52.4 million are included within other current liabilities in our consolidated balance sheets as of December 31, 2025, and 2024, respectively.
Revenue recognized over time - Our performance obligations are satisfied over time either as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for approximately 69%, 70%, and 64% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress.
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
See Note 4 for further details.
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
Inventories - Inventories are stated at the lower of cost and net realizable value, except as it relates to inventory measured using the last-in, first-out (“LIFO”) method, for which the inventories are stated at the lower of cost or market. Inventory costs include those costs directly attributable to products, including all manufacturing overhead, but excluding costs to distribute. Cost for a significant portion of the U.S. domiciled inventories is determined on the LIFO method. The first-in, first-out (“FIFO”) or weighted average methods are used to determine the cost for the remaining inventories. Write-down of inventories is recorded when the net realizable value of inventories is lower than their net book value.
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
Intangible assets - Our acquired intangible assets are generally amortized on a straight-line basis over their estimated useful lives, which generally range from two to 20 years and do not have indefinite lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.
Capitalized software costs are recorded at cost and include purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives. For internal use software, the useful lives range from three to 10 years. For Internet website costs, the estimated useful lives do not exceed three years.

The Company’s cloud computing arrangements are accounted for as service contracts when the Company does not have the ability to take possession of the software or run it on its own infrastructure. Implementation costs related to configuring or integrating the hosted solution are capitalized within Other assets in the consolidated balance sheets and amortized on a straight‑line basis over the term of the hosting arrangement, including renewal periods the Company is reasonably certain to exercise. Amortization begins when the hosted solution, or a component of it, is ready for use. Capitalized costs are assessed for impairment when indicators of impairment arise. Costs related to training, data conversion, project management, and other activities that do not create future economic benefit are expensed as incurred. Cash payments for implementation activities are classified as operating activities in the consolidated statements of cash flows.
Research and development cost are expensed as incurred. Research and development expense includes improvement of existing products and services, design and development of new products and services and test of new technologies.
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
Share-based compensation - For awards granted annually, the measurement of share-based compensation expense on restricted share awards is based on the market price and fair value at the grant date and the number of shares awarded; the fair value of performance shares is estimated using a combination of the closing stock price on the grant date and the Monte Carlo simulation model; and the Black-Scholes options pricing model to measure the fair value of stock options. The stock-based compensation expense for each award is recognized ratably over the applicable service period or the period beginning at the start of the service period and ending when an employee becomes eligible for retirement, after taking into account estimated forfeitures.

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
Foreign currency - Financial statements of operations for which the U.S. dollar is not the functional currency, and which are located in non-highly inflationary countries, are translated into U.S. dollars prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash, cash equivalents, and debt in highly inflationary economies are included in interest income or expense in our consolidated statements of income.
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
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards under GAAP
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures,” which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid disaggregated by jurisdiction and the rate reconciliation table. The new guidance has been adopted for the year ended December 31, 2025 and has been applied prospectively.

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
In December 2025, the FASB issued ASU 2025‑09, Hedge Accounting Improvements, which provides targeted enhancements to the hedge accounting guidance in ASC 815. The amendments are intended to improve clarity and operability of hedge designation, effectiveness assessments, and presentation. The standard is effective for annual and interim periods beginning in 2026, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025‑11, which updates ASC 270 to clarify its scope and enhance the structure of interim reporting requirements. The amendments include a consolidated listing of required interim disclosures and introduce a principle requiring disclosure of events occurring after year‑end that materially affect the entity. The amendments are effective for interim periods beginning in 2027, with early adoption permitted. We are assessing the effects of this guidance on our interim reporting processes and disclosures.
In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, as part of its ongoing project to clarify and correct various areas of U.S. GAAP. The amendments span multiple Topics and include clarifications related to diluted earnings per share, lease receivable disclosures, and transfers of receivables, among others. These changes are not expected to significantly affect current accounting practices. Effective dates vary depending on the underlying Topic. We do not expect this ASU to have a material impact on our financial statements, but we will continue to monitor its applicability as the effective dates approach.
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
The following table is a summary of the Company’s components of net lease cost for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(In millions)	2025	2024	2023
Operating and Finance lease costs	$231.6	$218.7	$201.9
Short-term lease costs	37.0	44.8	45.7
Less: sublease income(a)	4.1	14.8	5.7
Net lease cost	$264.5	$248.7	$241.9
(a) TechnipFMC currently subleases certain of its leased real estate and vessels to third parties.

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows from operating and finance leases	$232.5	$216.9	$197.2
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$172.2	$174.9	$67.1
Finance leases	$12.6	$41.7	$48.8

Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 is as follows:

	December 31,
(In millions, except lease term and discount rate)	2025	2024
Weighted average remaining lease term
Operating leases	9.6 years	10.5 years
Finance leases	3.1 years	2.2 years

Weighted average discount rate
Operating leases	6.0%	6.1%
Finance leases	15.2%	16.5%

Maturities of operating and finance lease liabilities as of December 31, 2025 are as follows:

(In millions)	Maturity of Operating Lease Liabilities	Maturity of Finance Lease Liabilities
2026	$199.8	$33.5
2027	174.2	24.4
2028	134.6	17.3
2029	72.9	3.3
2030	61.9	26.3
Thereafter	482.3	—
Total lease payments	1,125.7	104.8
Less: Imputed interest	305.3	12.6
Total lease liabilities (a)	$820.4	$92.2
(a)     Includes the current portion of $177.7 million.

Lessor Arrangements
The majority of our leases are operating leases, as opposed to sales-type or direct financing leases. Our operating lease revenue, including variable revenue, was $292.1 million, $242.7 million, and $273.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. During the term of the leases, we expect to receive committed revenues of $18.0 million in total undiscounted cash flows, of which $6.6 million is expected to be received in 2026 and $5.4 million is expected to be received in 2027.

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
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types. The following table presents total revenue by geography for each reportable segment for the years ended December 31, 2025, 2024, and 2023:

	Reportable Segments
	Year Ended December 31,
	2025		2024		2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$3,103.0	$90.3	$2,506.2	$96.6	$2,182.9	$122.9
Europe and Central Asia	2,184.6	135.2	1,999.0	125.4	1,927.4	198.5
Africa	1,240.9	58.6	1,218.7	48.8	920.8	49.1
North America	1,129.5	439.8	1,426.3	470.9	1,064.2	574.1
Asia Pacific	738.9	95.3	578.6	97.2	331.3	95.2
Middle East	269.0	447.5	91.1	424.5	8.2	349.6
Total revenue	$8,665.9	$1,266.7	$7,819.9	$1,263.4	$6,434.8	$1,389.4

The following table represents revenue by contract type for each reportable segment for the years ended December 31, 2025, 2024, and 2023:

	Reportable Segments
	Year Ended December 31,
	2025		2024		2023
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$5,376.9	$265.7	$5,319.1	$201.7	$4,072.7	$210.6
Products	3,183.6	814.3	2,428.4	891.4	2,264.1	1,003.3
Lease(a)	105.4	186.7	72.4	170.3	98.0	175.5
Total revenue	$8,665.9	$1,266.7	$7,819.9	$1,263.4	$6,434.8	$1,389.4
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.
The following table provides information about net contract assets (liabilities) as of December 31, 2025 and 2024:

	December 31,
(In millions)	2025	2024
Contract assets	$1,065.5	$967.7
Contract (liabilities)	(2,148.9)	(1,786.6)
Net contract (liabilities)	$(1,083.4)	$(818.9)

The increase in our contract assets from December 31, 2024 to December 31, 2025 was due to the timing of project milestones.
The increase in our contract liabilities was driven from an overall portfolio and client mix enabling an acceleration of client cash payments in advance.

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the years ended December 31, 2025 and 2024 that was included in the contract liabilities balance as of December 31, 2024 and 2023 was $1,316.8 million and $1,091.7 million, respectively.
Net revenue recognized from our performance obligations satisfied or partially satisfied in previous periods had a favorable impact of $141.7 million and $11.1 million for the years ended December 31, 2025 and 2024, respectively.
For the year ended December 31, 2025, there were no projects with an individually material impact. For the year ended December 31, 2024 certain projects were materially favorably impacted by $97.3 million, as a result of improved performance in execution and materially unfavorably impacted by $58.9 million, as a result of changes in project timing. These material impacts were offset by individually immaterial projects with net negative impacts of $27.3 million for the year ended December 31, 2024.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“order backlog”) represent the transaction price for products and services for which we have a material right, but work has not been performed. The transaction price of the order backlog includes the base transaction price, variable consideration, and changes in transaction price. The order backlog table does not include contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The transaction price of order backlog related to unfilled, confirmed customer orders is estimated at each reporting date. As of December 31, 2025, the aggregate amount of the transaction price allocated to order backlog was $16,571.6 million. TechnipFMC expects to recognize revenue on approximately 38.5% of the order backlog through 2026 and 61.5% thereafter.
The following table details the order backlog for each business segment as of December 31, 2025:

(In millions)	2026	2027	Thereafter
Subsea	$5,977.5	$4,380.5	$5,513.7
Surface Technologies	403.9	202.6	93.4
Total remaining unsatisfied performance obligations	$6,381.4	$4,583.1	$5,607.1
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
•Subsea - designs and manufactures products and systems, performs engineering, procurement, and project management, and provides services used by oil and natural gas companies involved in offshore exploration and production of oil and natural gas.
•Surface Technologies - designs, manufactures, and supplies technologically advanced wellhead systems and pressure control products used in well completion and stimulation activities for oilfield service companies. We also provide installation, flowback and other services for exploration and production companies.
Segment operating profit is defined as total segment revenue less segment operating expenses. Income (loss) from equity method investments is included in segment operating profit. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign exchange gains (losses), net interest income (expense) associated with corporate debt facilities, income taxes, a non-recurring legal settlement charge and a gain on disposal of MSB.

Our customers are the major integrated oil companies, national oil companies, and independent exploration and production companies that are active in the geographic areas in which we operate. Two customers in our Subsea segment, accounted for 15.5%, and 14.0% of our 2025 consolidated revenue, respectively. Three customers in our Subsea segment accounted for 18%, 13% and 11% of our 2024 consolidated revenue, respectively. One customer in our Subsea segment accounted for more than 16% of our 2023 consolidated revenue.
Information by business segment
The following presents financial information on our business segments:

	Year Ended December 31,
	2025			2024			2023
	Subsea	Surface Technologies	Total	Subsea	Surface Technologies	Total	Subsea	Surface Technologies	Total
(In millions)
Revenue	$8,665.9	$1,266.7	$9,932.6	$7,819.9	$1,263.4	$9,083.3	$6,434.8	$1,389.4	$7,824.2
Less:
Cost of sales(a)	6,770.2	986.1		6,361.5	1,000.3		5,417.8	1,123.4
Other segment items(b)(c)	596.3	143.9		505.3	58.9		473.4	151.4
Operating profit	$1,299.4	$136.7		$953.1	$204.2		$543.6	$114.6

	Year Ended December 31,
(In millions)	2025	2024	2023
Subsea	$1,299.4	$953.1	$543.6
Surface Technologies(c)	136.7	204.2	114.6
Total segment operating profit	1,436.1	1157.3	658.2

Corporate items
Corporate expense(d)	(114.9)	(124.9)	(243.9)
Net interest expense	(39.5)	(63.5)	(88.7)
Foreign exchange gain (losses), net	(11.7)	(28.5)	(119.0)
Total corporate items	(166.1)	(216.9)	(451.6)
Income before income taxes(e)	$1,270.0	$940.4	$206.6
(a)These significant expenses are easily computable from profit measures that are regularly provided to the chief operating decision maker.
(b)Other segment items include selling, general and administrative expense, research and development expense, income from equity affiliates and restructuring, impairment and other expenses.
(c)Includes the gain on disposal of MSB for the year ended December 31, 2024, see Note 23 for additional details.
(d)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits. For the year ended December 31, 2023, corporate expense includes a non-recurring legal settlement charge of $126.5 million.
(e)Includes amounts attributable to non-controlling interests.

Segment assets were as follows:

	December 31,
(In millions)	2025	2024
Segment assets
Subsea	$6,900.3	$6,894.0
Surface Technologies	1,145.6	1,208.3
Total segment assets	8,045.9	8,102.3
Corporate (a)	2,072.3	1,766.9
Total assets	$10,118.2	$9,869.2
(a)Corporate includes cash, deferred income tax balances, property, plant and equipment, assets not associated with a specific segment, and the fair value of derivative financial instruments.

Other business segment information is as follows:

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Subsea	$267.2	$233.5	$193.0	$387.2	$342.5	$310.5	$77.7	$67.9	$65.0
Surface Technologies	47.6	38.0	29.8	54.2	49.0	65.2	5.4	5.5	4.0
Subtotal	314.8	271.5	222.8	441.4	391.5	375.7	83.1	73.4	69.0
Corporate	2.4	10.1	2.4	0.4	1.2	2.1	—	—	—
Total	$317.2	$281.6	$225.2	$441.8	$392.7	$377.8	$83.1	$73.4	$69.0

Information by geography
Revenue by geography was identified based on the country where our products and services were delivered, and is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Revenue
Brazil	$2,158.3	$1,710.6	$1,687.6
United States	1,435.9	1,766.0	1,569.5
Norway	1,375.5	1,151.4	1,134.1
United Kingdom	840.2	863.0	867.2
Guyana	748.9	795.7	500.4
Angola	535.6	829.6	400.8
Australia	390.8	350.0	174.6
Nigeria	326.9	113.5	54.4
Indonesia	325.7	168.8	50.0
Israel	268.0	90.3	8.8
Mozambique	216.7	97.7	153.6
United Arab Emirates	214.3	195.0	161.4
Saudi Arabia	196.1	188.2	148.9
Suriname	131.5	7.4	—
All other countries	768.2	756.1	912.9
Total revenue	$9,932.6	$9,083.3	$7,824.2

Long-lived assets by geography represent property, plant and equipment, net, and are as follows:

	December 31,
(In millions)	2025	2024
Long-lived assets
United Kingdom	$746.3	$724.9
Netherlands	375.6	380.9
Brazil	279.4	242.7
United States	247.4	244.3
Norway	208.7	199.1
All other countries	427.9	341.9
Total long-lived assets	$2,285.3	$2,133.8

NOTE 6. EARNINGS PER SHARE
The following table is a reconciliation of the number of shares used for the basic and diluted earnings per share calculation:

	Year Ended December 31,
(In millions, except per share data)	2025	2024	2023
Income from continuing operations attributable to TechnipFMC plc	$963.9	$842.9	$56.2
Net income attributable to TechnipFMC plc	$963.9	$842.9	$56.2

Weighted average number of shares outstanding	412.2	429.1	438.6
Dilutive effect of awards granted under our stock incentive plans	7.5	11.4	13.7
Total shares and dilutive securities	419.7	440.5	452.3

Basic and diluted earnings per share attributable to TechnipFMC plc:
Total earnings per share attributable to TechnipFMC plc
Basic	$2.34	$1.96	$0.13
Diluted	$2.30	$1.91	$0.12

For the years ended December 31, 2025, 2024 and 2023, weighted average shares of 0.0 million, 0.0 million and 0.8 million shares, respectively, were excluded from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive.
NOTE 7. RECEIVABLES
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivables and other are related to a loan converted from dividend receivable from an equity investment, sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality. The key credit quality indicator is updated as of December 31, 2025.

	December 31, 2025			December 31, 2024
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating Aa3 - Ba1	2022-2025	$129.1	Moody’s rating A3-Ba2	2020-2023	$127.6
Total financial assets			$129.1			$127.6

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

The table below shows the roll-forward of allowance for credit losses on trade receivables as of December 31, 2025 and 2024, respectively.

	Trade Receivables
(In millions)	2025	2024
Allowance for credit losses at January 1	$43.4	$34.4
Current period provision for expected credit losses	7.9	15.1
Write-offs charged against the allowance	(1.0)	—
Recoveries	(5.0)	(6.1)
Allowance for credit losses at December 31	$45.3	$43.4

NOTE 8. INVENTORIES
Inventories consisted of the following:

	December 31,
(In millions)	2025	2024
Raw materials	$414.6	$374.8
Work in process	212.6	162.7
Finished goods	525.8	539.2
Inventories, net	$1,153.0	$1,076.7
All amounts in the table above are reported net of obsolescence reserves of $88.2 million and $91.9 million as of December 31, 2025 and 2024, respectively.
Net inventories accounted for under the LIFO method totaled $264.2 million and $286.2 million as of December 31, 2025 and 2024, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $21.4 million and $21.3 million as of December 31, 2025 and 2024, respectively.
NOTE 9. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

	December 31,
(In millions)	2025	2024
Value-added tax receivables	$228.1	$155.8
Advances paid to suppliers	112.1	116.9
Prepaid expenses	98.5	81.6
Withholding tax and other receivables	78.3	67.7
Current financial assets at amortized cost	8.1	8.1
Other	19.7	33.2
Total other current assets	$544.8	$463.3

Other current liabilities consisted of the following:

	December 31,
(In millions)	2025	2024
Accrued payroll	$202.1	$185.3
Compensation accrual	159.3	127.1
Social security and payroll taxes	103.7	89.1
Warranty accruals and project contingencies	82.6	68.0
Provisions for operational commitments(a)	59.6	8.5
Legal provisions	59.1	49.4
Consideration payable	55.6	54.1
Value-added tax and other taxes payable	53.7	57.1
Other accrued liabilities	98.0	112.9
Total other current liabilities	$873.7	$751.5
(a) Includes restructuring and severance costs related to business transformation initiatives, primarily in our Subsea segment.

NOTE 10. INVESTMENTS
Equity Method Investments
The equity method of accounting is used to account for investments in unconsolidated affiliates where we have the ability to exert significant influence over the affiliates operating and financial policies.
Our equity investments were as follows as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(In millions, except %)	Percentage Owned	Carrying Value	Percentage Owned	Carrying Value
Dofcon Brasil AS	50.0%	$231.1	50.0%	$231.2
Serimax Holdings SAS	—	—	20.0%	9.7
Other	—	—	—	3.6
Investments in equity affiliates		$231.1		$244.5

Our income from equity affiliates for the years ended December 31, 2025, 2024, and 2023, was $47.0 million, $21.7 million, and $34.4 million, respectively, and included within our Subsea segment.
We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. During 2025, 2024 and 2023, we did not record any impairments of our equity method investments.
Our major equity method investment is as follows:
Dofcon Brasil AS - is an affiliated company in the form of a joint venture between TechnipFMC and DOF Subsea and was founded in 2006. The joint venture is composed of three legal entities: Dofcon Brasil AS, Techdof Brasil AS, and Dofcon Navegacao Ltda. Dofcon Brasil AS is the joint venture holding company and is owned 50% by DOF and 50% by TechnipFMC. Dofcon Brasil AS owns 100% of both Dofcon Navegacao Ltda and Techdof Brasil AS. All joint venture entities are collectively referred to as “Dofcon.” Dofcon provides Pipe-Laying Support Vessels for work in oil and natural gas fields offshore Brazil. We have accounted for our 50% investment using the equity method of accounting.
In June 2023, Dofcon Brasil AS declared a $170.0 million dividend to its joint venture partners. In December 2023, the joint venture partners agreed to convert their outstanding dividend receivable into a long-term loan receivable from Dofcon. As a result of this conversion, our 50% share has a due date of June 26, 2028 and is included in Other assets on our consolidated balance sheets as of December 31, 2025 and December 31, 2024.

In 2025 and 2024, Dofcon Brasil AS declared and distributed dividends of $100.0 million for each year, to its joint venture partners, and we received our 50% share of $50.0 million for each year.
Dofcon Navegacao Ltda and Techdof Brasil AS have debts related to loans on their vessels. TechnipFMC and DOF Subsea provide guarantees for the debts and our share of the guarantees were $258.6 million and $319.2 million as of December 31, 2025 and 2024, respectively.
Serimax Holdings SAS (“Serimax”) - was an affiliated company in the form of a joint venture between TechnipFMC and Vallourec SA and was founded in 2016. Serimax is headquartered in Paris, France and provides rigid pipe welding services for work in oil and natural gas fields around the world. We sold our 20% equity investment in Serimax during July 2025.

NOTE 11. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses which are included in our consolidated financial statements for all transactions with related parties, defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures, were as follows:
Loan receivables include $85.0 million due from Dofcon as of December 31, 2025 and 2024 and interest receivables of $13.9 million and $10.5 million, respectively.
Expenses consisted of amounts to following related parties:

	Year Ended December 31,
(In millions)	2025	2024	2023
Dofcon	$19.4	$20.1	$25.3
Others	32.6	27.1	27.5
Total expenses	$52.0	$47.2	$52.8
Receivables, payables and revenues, which are included in our consolidated financial statements for all transactions with related parties, were not material for the years ended December 31, 2025 and 2024.
NOTE 12. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2025	2024
Machinery and equipment	$2,427.4	$1,928.5
Vessels	2,199.3	2,041.1
Buildings	504.2	428.2
Construction in process	269.7	172.2
Office fixtures and furniture	131.2	111.4
Land and land improvements	69.6	66.7
Other	227.2	209.7
	5,828.6	4,957.8
Accumulated depreciation	(3,543.3)	(2,824.0)
Property, plant and equipment, net	$2,285.3	$2,133.8

Depreciation expense was $325.3 million, $280.4 million, and $288.1 million in 2025, 2024, and 2023, respectively. The amount of interest cost capitalized was not material for the years presented.
During 2025, 2024, and 2023, we determined the carrying amount of certain of our long-lived assets exceeded their fair value and immaterial impairments were recorded.

NOTE 13. INTANGIBLE ASSETS
The components of intangible assets were as follows:

	December 31,
	2025		2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Licenses, patents, and trademarks	$606.0	$273.7	$656.0	$302.6
Customer relationships	285.0	256.6	285.0	228.1
Acquired technology	238.4	211.0	237.8	187.6
Software	55.3	51.3	101.3	88.1
Other	47.8	14.2	44.8	10.2
Total intangible assets	$1,232.5	$806.8	$1,324.9	$816.6

We recorded $87.5 million, $94.5 million, and $89.7 million in amortization expense related to intangible assets during the years ended December 31, 2025, 2024, and 2023, respectively. Annual amortization expense is expected to be $84.5 million in 2026 and $33.3 million in each of the four years 2027 through 2030.
NOTE 14. DEBT
Overview
Debt consisted of the following:

	December 31,
(In millions)	2025	2024
5.75% 2020 Private Placement Notes due 2025	$—	$207.9
6.50% Senior notes due 2026	—	202.9
4.00% 2012 Private Placement Notes due 2027	88.1	78.0
4.00% 2012 Private Placement Notes due 2032	117.3	103.9
3.75% 2013 Private Placement Notes due 2033	117.3	103.9
Bank borrowings and other	111.0	194.3
Unamortized debt issuance costs and discounts	(3.7)	(5.7)
Total debt	430.0	885.2
Less: current borrowings	34.3	277.9
Long-term debt	$395.7	$607.3

Debt maturities as of December 31, 2025, are as follows:

	Payments Due by Period
(In millions)	Total payments	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$430.0	$34.3	$141.7	$18.5	$235.5

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
Availability of borrowings under the Credit Agreement is reduced by the outstanding commercial paper and letters of credit issued against the facility. As of December 31, 2025, there were no letters of credit or commercial paper outstanding, and our availability under the Credit Agreement was $1.25 billion.
Borrowings under the Credit Agreement bear interest at the following rates, plus an applicable margin, depending on currency:
•U.S. dollar-denominated loans bear interest, at the Company’s option, at a base rate or an adjusted rate linked to the Secured Overnight Financing Rate (“Adjusted Term SOFR”).
•British pound-denominated loans bear interest on an adjusted rate linked to the Sterling Overnight Index Average Rate (“SONIA”).
•Euro-denominated loans bear interest on an adjusted rate linked to the Euro interbank offered rate.
After Moody’s upgrade to 'Baa2', the rate for Term Benchmark (as defined in the Credit Agreement) loans is 1.25% and the rate for base rate loan is 0.25% effective from September 5, 2025. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants.
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
Letter of Credit Facility - On April 24, 2023, the Company entered into a $500 million five-year senior secured performance letters of credit facility (the “Performance LC Credit Agreement”). The commitments under the Performance LC Credit Agreement may be increased to $1.0 billion, subject to the satisfaction of certain customary conditions precedent. The Performance LC Credit Agreement permits the Company and its subsidiaries to have access to performance letters of credit denominated in a variety of currencies to support the contracting activities with counterparties that require or request a performance or similar guarantee. It contains substantially the same customary representations and warranties, covenants, events of default, mandatory repayment provisions, and financial covenants as the Credit Agreement and benefits from the same guarantees and security as the Credit Agreement on a pari passu basis.
On March 7, 2024, S&P Global Ratings (“S&P”) upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes. On June 27, 2024, Fitch Ratings (“Fitch”) assigned a first-time investment grade long-term issuer default rating of ’BBB-’ for TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Debt Rating (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released and certain negative covenants no longer apply to the Company. On September 5, 2025, Moody’s upgraded TechnipFMC to ‘Baa2’ from ‘Baa3’, while revising the outlook to stable for the issuer-level rating.

2021 Notes - On January 29, 2021, we issued $1.0 billion of 6.50% senior notes due 2026 (the “2021 Notes”). On August 22, 2025, we prepaid the remaining principal amount of the 2021 Notes, plus accrued interest. The prepayment was made at par, in accordance with the terms of the indenture governing the 2021 Notes, which allowed for repayment without penalty beginning February 1, 2025. The 2021 Notes were senior unsecured obligations and were guaranteed on a senior unsecured basis by substantially all of our wholly owned U.S. subsidiaries and non-U.S. subsidiaries in Brazil, Netherlands, Norway, Singapore, and the United Kingdom.
As of December 31, 2025, TechnipFMC was in compliance with all debt covenants.
Private Placement Notes
2020 Issuance:
During 2020, we completed the private placement of €200 million aggregate principal amount of 5.75% senior notes (the “2020 Private Placement Notes”). In June 2025, we repaid the 2020 Private placement notes in full at maturity.
2013 Issuances:
In October 2013, we completed the private placement of €355.0 million aggregate principal amount of senior notes. The notes were issued in three tranches with €100.0 million bearing interest at 3.75% and due October 2033 (the “Tranche A 2033 Notes”), €130.0 million bearing interest of 3.15% which matured during October 2023 (the “Tranche B 2023 Notes), and €125.0 million bearing interest of 3.15% which also matured during October 2023 (the “Tranche C 2023 Notes” and, collectively with the “Tranche A 2033 Notes” and the “Tranche B 2023 Notes,” the “2013 Private Placement Notes”). Interest on the Tranche A 2033 Notes is payable annually in arrears on October 7 each year, beginning October 7, 2014. During 2023, we repaid the outstanding $270.2 million of our 3.15% “Tranche B & C 2023 Notes.” The outstanding balance on the 3.75% “Tranche A 2033 Notes” at December 31, 2025, was $117.3 million.
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
The remaining 2013 and 2012 ~~P~~rivate Placement Notes contain usual and customary covenants and events of default for notes of this type. In the event of a change of control resulting in a downgrade in the rating of the notes below BBB-, the remaining 2013 and 2012 Private Placement Notes may be redeemed early at the request of any bondholder, at its sole discretion. The remaining 2013 and 2012 Private Placement Notes are our unsecured obligations. The remaining 2013 and 2012 Private Placement Notes rank equally in right of payment with all of our existing and future unsubordinated debt.
Term loan - In December 2016, we entered into a £160.0 million term loan agreement to finance the Deep Explorer, a diving support vessel (“DSV”), maturing in December 2028. Under the loan agreement, interest accrues at an annual rate of 2.813%. This loan agreement contains usual and customary covenants and events of default for loans of this type. The outstanding balance as of December 31, 2025, was $53.7 million.
Bank borrowings - In January 2019, we executed a sale-leaseback transaction to finance the purchase of a deepwater dive support vessel, Deep Discoverer (the “Vessel”) for the full transaction price of $116.8 million. The sale-leaseback agreement (“Charter”) was entered into with a French joint-stock company, owned by Credit Industrial et Commercial (“CIC”) which was formed for the sole purpose to purchase and act as the lessor of the Vessel. It is a variable interest entity, which is fully consolidated in our consolidated financial statements. The transaction was funded through debt of $96.2 million and will expire on January 8, 2031. The outstanding balance as of December 31, 2025, was $49.0 million.
Foreign committed credit - We have committed credit lines at many of our international subsidiaries for immaterial amounts. We utilize these facilities for asset financing and to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market.

NOTE 15. STOCKHOLDERS’ EQUITY
On July 26, 2023, the Company announced that its Board of Directors authorized the initiation of a quarterly cash dividend of $0.05 per share and represents $0.20 per share on an annualized basis. The cash dividends paid during the years ended December 31, 2025, 2024 and 2023 were $82.3 million, $85.9 million and $43.5 million, respectively.
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
The following is a summary of our capital stock activity for the years ended December 31, 2025, 2024, and 2023:

(Number of shares in millions)	Ordinary Shares Issued
December 31, 2022	442.2
Stock awards	3.0
Shares repurchased and cancelled	(12.3)
December 31, 2023	432.9
Stock awards	5.6
Shares repurchased and cancelled	(15.5)
December 31, 2024	423.0
Stock awards	5.3
Shares repurchased and cancelled	(27.6)
December 31, 2025	400.7

On October 22, 2025 the Board of Directors authorized additional share repurchases of up to $2.0 billion, which increased the Company’s total share repurchase authorization to $3.8 billion of our outstanding ordinary shares under our share repurchase program. Pursuant to this share repurchase program, we repurchased $918.3 million, $400.1 million and $205.1 million of ordinary shares during the years ended December 31, 2025, 2024 and 2023.
Based on the remaining repurchase authority of $2.2 billion and the closing stock price as of December 31, 2025, approximately 48.8 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $1.6 billion of ordinary shares through December 31, 2025. All repurchased shares were immediately cancelled.

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2023	$(1,120.5)	$20.9	$(142.4)	$(1,242.0)	$(6.0)
Other comprehensive (loss) before reclassifications, net of tax	(276.3)	(141.4)	(19.6)	(437.3)	(0.2)
Reclassification adjustment for net (gains) losses included in net income, net of tax	10.5	(11.1)	7.1	6.5	—
Other comprehensive (loss), net of tax	(265.8)	(152.5)	(12.5)	(430.8)	(0.2)
December 31, 2024	$(1,386.3)	$(131.6)	$(154.9)	$(1,672.8)	$(6.2)
Other comprehensive income before reclassifications, net of tax	209.9	80.8	8.7	299.4	0.3
Reclassification adjustment for net losses included in net income, net of tax	—	6.8	9.2	16.0	—
Other comprehensive income, net of tax	209.9	87.6	17.9	315.4	0.3
December 31, 2025	$(1,176.4)	$(44.0)	$(137.0)	$(1,357.4)	$(5.9)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Year Ended December 31,
(In millions)	2025	2024	2023
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statements of Income
Gain (loss) on foreign currency translation
Release of CTA income (loss)	$—	$(10.5)	$7.0	Other income (expense), net
	$—	$(10.5)	$7.0

Gains (losses) on hedging instruments
Foreign exchange contracts	$(28.8)	$(22.6)	$(12.6)	Revenue
	36.1	27.6	25.6	Costs of sales
	(16.8)	9.8	(5.9)	Other Income (expense), net
	(9.5)	14.8	7.1
	(2.7)	3.7	3.5	Provision (benefit) for income taxes
	$(6.8)	$11.1	$3.6

Pension and other post-retirement benefits
Amortization of actuarial loss	$(11.6)	$(11.7)	$(5.2)	Other income (expense), net (a)
Amortization of prior service cost	(0.2)	(0.3)	(0.3)	Other income (expense), net (a)
Reclassification adjustment for net gain included in net income	—	2.3	—	Other income (expense), net (a)
	(11.8)	(9.7)	(5.5)
	(2.6)	(2.6)	3.7	Provision (benefit) for income taxes
	$(9.2)	$(7.1)	$(9.2)
(a)    These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 20 for further details).

NOTE 16. SHARE-BASED COMPENSATION
On April 28, 2022, we adopted the TechnipFMC plc 2022 Incentive Award Plan (the “Plan”). Under the Plan, 8.9 million ordinary shares were authorized for awards, and the remaining available shares from the previous plan were added to the authorized amount under the Plan.

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
Under the Plan, our Board of Directors has the authority to grant non-employee directors share options, restricted shares, restricted share units, and performance shares. Unless otherwise determined by our Board of Directors, awards to non-employee directors generally vest one year from the date of grant. All restricted share units awarded prior to 2020 will be settled when a non-executive director ceases services on the Board of Directors. Beginning with the 2020 equity award, non-executive directors have the opportunity to elect the year in which they will take receipt of the equity grants from either (a) a period of one to 10 years from the grant date or (b) upon their separation from Board service. The elections are made prior to the beginning of the grant year and are irrevocable after December 31 of the year prior to grant. Restricted share units are settled when a director ceases services to the Board of Directors. As of December 31, 2025, outstanding awards to active and retired non-employee directors included 50.8 thousand of restricted share units.
The measurement of share-based compensation expense on restricted share awards is based on the market price and fair value at the grant date and the number of shares awarded. The fair value of performance shares is estimated using a combination of the closing stock price on the grant date and the Monte Carlo simulation model. We use the Black-Scholes options pricing model to measure the fair value of stock options.
The share-based compensation expense for each award is recognized ratably over the applicable service period, or, for awards subject to retirement-eligibility provisions, over the period beginning at the start of the service period and ending when an employee becomes eligible for retirement (currently age 62 under the Plan), after taking into account estimated forfeitures. For awards where the grant terms specify that retirement eligibility does not affect vesting, this retirement provision does not apply.
We recognize compensation expense and the corresponding tax benefits for awards under the Plan. The compensation expense under the Plan was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Share-based compensation expense	$61.9	$58.3	$40.9
Income tax benefits related to share-based compensation expense	$5.8	$14.9	$9.0

As of December 31, 2025, the portion of share-based compensation expense related to outstanding awards to be recognized in future periods is as follows:

December 31, 2025
Share-based compensation expense not yet recognized (in millions)	$42.6
Weighted-average recognition period (in years)	0.8
Restricted Share Units
A summary of the non-vested restricted share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2024	5,519.2	$12.25
Granted	932.3	29.25
Vested	(3,548.3)	10.32
Cancelled/forfeited	(157.5)	15.06
Non-vested as of December 31, 2025	2,745.7	$20.35

The weighted-average grant-date fair value of restricted stock share units granted during the years ended December 31, 2025, 2024, and 2023 was $29.25, $19.99 and $14.06, respectively.

Performance Share Units
Annually, the Board of Directors has granted certain employees and senior executives performance share units that vest subject to achieving satisfactory performance measures. The number of shares earned is determined at the end of each performance period based on the Company’s achievement of certain predefined targets as described in the underlying performance share unit agreement. In the event the Company exceeds the predefined target, shares for up to a maximum of 200% of the target award may be awarded. In the event the Company falls below the predefined target, a reduced number of shares may be awarded. If the Company falls below the threshold award performance level, no shares will be awarded. As of December 31, 2025, 6.5 million performance share units were outstanding assuming the achievement of 100% of target. For performance share units issued on or after January 1, 2022, performance is based on results of return on invested capital (“ROIC”) (50%) and total shareholder return (“TSR”) (50%).
In 2025, the Board granted one-time PSU awards under the shareholder approved Value Creation Plan “VCP” to certain executives with overall payout capped at 3.6 million PSUs.
The PSU awards granted in 2025 under the VCP are subject to the achievement of two key criteria.

The Company must first achieve and maintain an ROIC target for a four-consecutive quarter period (a “Performance Period”). If the ROIC target is achieved, PSUs will be earned only if a 12-month volume weighted average share price (“VWAP”) exceeds $35.00 during the same four-consecutive quarter period in which the ROIC target is attained. If the ROIC targets are not achieved in any four-consecutive quarter period within the four-year period ending December 31, 2028, then the entire award will be forfeited.

As the performance-based vesting condition was not probable as of the reporting date, no compensation cost has been recognized. However, the Company performed a Monte Carlo simulation to estimate the theoretical fair-value should the performance conditions be satisfied. The Monte Carlo simulation incorporated standard valuation inputs; expected volatility of 44.86%, risk free interest rate of 3.77% and an expected performance period of 3.69 years.
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

	Year Ended December 31,
	2025	2024	2023
Weighted-average fair value(a)	$36.3	$29.1	$21.7
Expected volatility(b)	42.02%	48.10%	69.40%
Risk-free interest rate(c)	4.17%	4.38%	4.44%
Expected performance period in years(d)	3.0	3.0	3.0
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
(d) For awards subject to service-based vesting, the expected term was estimated using a simplified method for all awards granted in 2025, 2024, and 2023.

A summary of the non-vested performance share units’ activity is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2024	4,336.6	$15.00
Granted	4,270.9	17.73
Adjustments for performance achieved	2,034.3	9.61
Vested	(4,068.6)	9.61
Cancelled/forfeited	(105.4)	19.94
Non-vested as of December 31, 2025	6,467.8	$18.42

The weighted-average grant-date fair value of performance share units granted during the years ended December 31, 2025, 2024, and 2023 was $17.73, $24.39 and $17.86
Share Option Awards
The fair value of each share option award is estimated as of the date of grant using the Black-Scholes options pricing model.
Share options outstanding are time-based awards vesting over three years. There were no share options granted in 2025, 2024 and 2023.
The following is a summary of share option transactions during the year ended December 31, 2025:

(Shares in thousands)	Number of Shares	Weighted average exercise price	Weighted average remaining life (in years)
Balance as of December 31, 2024	1,192.4	$19.82	3.3
Exercised	(131.9)	20.85
Balance as of December 31, 2025	1,060.5	$19.69	2.3
Exercisable as of December 31, 2025	1,060.5	$19.69	2.3

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2025 and December 31, 2024 was $24.9 million and $9.1 million respectively.
Cash received from the share option exercises was $3.7 million, $32.2 million and $1.1 million during each of the years ended December 31, 2025, 2024, and 2023, respectively. The total intrinsic value of share options exercised during each of the years ended December 31, 2025, 2024, and 2023 was $0.9 million, $2.1 million and $0.3 million. To exercise share options, an employee may choose (1) to pay, either directly or by way of the group savings plan, the share option strike price to obtain shares, or (2) to sell the shares immediately after having exercised the share option (in this case, the employee does not pay the strike price but instead receives the intrinsic value of the share options in cash).
The following summarizes significant ranges of outstanding and exercisable share options as of December 31, 2025:

	Options Outstanding and Exercisable
Exercise Price Range	Number of options (in thousands)	Weighted average remaining life (in years)	Weighted average exercise price
$16.00-$19.00	477.2	3.2	$16.46
$20.00-$24.00	555.3	1.6	22.18
$25.00-$26.00	28.0	2.5	25.24
Total	1,060.5	2.3	$19.69

NOTE 17. SUPPLIER FINANCE PROGRAM OBLIGATIONS
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

All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, trade in our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of December 31, 2025 the amounts due to suppliers participating in the SCF were as follows:

	December 31,
(In millions)	2025	2024
Outstanding balance for the beginning of year	$121.2	$132.9
New invoices released within the year	711.0	769.8
Invoices paid within the year	(718.4)	(768.2)
Net foreign exchange difference	9.4	(13.3)
Outstanding balance at the end of the year	$123.2	$121.2

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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	December 31, 2025
Financial guarantees(a)	$167.9
Performance guarantees(b)	2,089.0
Maximum potential undiscounted payments	$2,256.9
(a)Financial guarantees represent contracts that contingently require a guarantor to make payments to a guaranteed party based on changes in an underlying agreement that is related to an asset, a liability, or an equity security of the guaranteed party. These tend to be drawn down only if there is a failure by another entity to fulfill its financial obligations.
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
Under the terms of the CJIP, Technip UK and Technip Energies France were required to pay a public interest fine of €154.8 million and €54.1 million, respectively, for a total of €208.9 million. Under the companies’ separation agreements, TechnipFMC was responsible for €179.45 million to be paid in installments through July 2024, and Technip Energies was responsible for the remaining €29.45 million. During the three months ended June 30, 2023, we recorded an incremental liability of $126.5 million. We have no further outstanding balance after making the final scheduled installment payment during 2024.

TechnipFMC fully cooperated with the PNF and was not required to retain a monitor. The CJIP received final approval by the President of the Tribunal Judiciaire of Paris at a hearing on June 28, 2023.
All obligations to PNF related to the enforcement matters in Equatorial Guinea, Ghana, and Angola have been completed and the Company has been unconditionally released by PNF.
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of December 31, 2025 and 2024, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.
NOTE 19. INCOME TAXES
Components of income before income taxes - U.S. and outside U.S. components of income before income taxes were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
United States	$404.8	$261.8	$15.2
Outside United States	865.2	678.6	191.3
Income before income taxes	$1,270.0	$940.4	$206.5

Provision for income tax - The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2025	2024	2023
Current
United States	$16.2	$21.9	$7.3
Outside United States	250.7	309.3	201.6
Total current income taxes expense	266.9	331.2	208.9
Deferred
United States	34.0	(141.5)	—
Outside United States	2.0	(104.6)	(54.2)
Total deferred income taxes expense (benefit)	36.0	(246.1)	(54.2)
Provision for income taxes	$302.9	$85.1	$154.7

Deferred tax assets and liabilities - Significant components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(In millions)	2025	2024
Deferred tax assets attributable to
Leases	$226.3	$200.7
Interest expense carryforward	222.9	178.1
Net operating loss carryforwards	213.5	280.7
Other tax credits	183.7	179.5
Accrued expenses	137.1	78.9
Non-deductible interest	119.6	104.0
Foreign tax credit carryforwards	66.2	107.7
Capital loss	25.3	24.9
Provisions for pensions and other long-term employee benefits	10.4	26.8
Contingencies	22.7	56.6
Other	23.7	37.1
Deferred tax assets	1,251.4	1,275.0
Valuation allowance	(745.8)	(754.4)
Deferred tax assets, net of valuation allowance	505.6	520.6

Deferred tax liabilities attributable to
Leases	216.1	198.7
Foreign exchange	62.4	13.6
Property, plant and equipment, intangibles and other assets	55.7	54.4
Tax on undistributed earnings not indefinitely reinvested	19.5	25.7
Other	—	22.9
Deferred tax liabilities	353.7	315.3
Net deferred tax assets	$151.9	$205.3

Valuation Allowance. As of December 31, 2025 and 2024, we had a valuation allowance balance of $745.8 million and $754.4 million, respectively. The decrease is mainly due to a release of $142.8 million in 2025, partially offset by an increase of $134.2 million in deferred tax assets that we currently do not have sufficient positive evidence to recognize a benefit. The release of the valuation allowance was influenced by our strengthened financial performance, clarified tax positions, and increased confidence in the realizability of our deferred tax assets.
As of December 31, 2024, we recorded a $194.9 million release of valuation allowance and established an allowance of $63.9 million. This resulted in $23.2 million of income tax expense and $40.7 million recognized in other comprehensive loss.
Non-deductible interest. As of December 31, 2025, deferred tax assets include tax benefits associated with restricted interest, which are scheduled to expire during the period from 2026 to 2035. A valuation allowance has been established for the portion of deferred tax assets that is considered more likely than not to expire prior to utilization.
Foreign tax credit carryforwards. As of December 31, 2025, deferred tax assets include U.S. foreign tax credit carryforwards of $66.2 million, which are subject to expiration between 2028 and 2035, contingent upon their utilization. Based on future forecasts of operating results and taxable income, management believes it is more likely than not that the majority of credits will be utilized prior to expiration.

Net operating loss carryforwards. At December 31, 2025, we had $273.7 million of tax-effected net operating loss carryforwards, with approximately $60.2 million estimated to be utilized against our unrecognized tax benefits. The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. Our deferred tax assets from net operating losses will expire as follows:

(In millions)	Net Operating Loss
2026-2030	$13.4
2031-2035	37.1
2036-2046	2.0
Non-Expiring	161.0
$213.5

Unrecognized tax benefits - The following table presents a summary of changes in our unrecognized tax benefits:

(In millions)	Federal, State and Foreign Tax
Balance at December 31, 2023	$66.1
Reductions for tax positions related to prior years	(16.2)
Additions for tax positions related to current year	72.7
Reductions for tax positions due to settlements	0.3
Reductions for tax positions due to statute expirations	(4.0)
Balance at December 31, 2024	118.9
Additions for tax positions related to prior years	17.6
Additions for tax positions related to current year	12.6
Reductions for tax positions due to settlements	(3.1)
Reductions for tax positions due to statute expirations	(4.5)
Balance at December 31, 2025	$141.5

The balances reported for uncertain tax benefits represent amounts where the company is unsure whether its tax treatment will be sustained upon examination by tax authorities. However, these reported balances do not include the interest and penalties that may accrue as a result of these uncertain benefits. For the years ended December 31, 2025, 2024, and 2023, the company has separately accrued interest and penalties of $13.8 million, $14.4 million, and $2.8 million, respectively.
Interest and penalties associated with these uncertain tax benefits are recognized as a component of income tax expense in our consolidated statements of income. As of December 31, 2025, the Company has recorded a benefit of $(0.6) million for interest and penalties. The benefit is due to reversal of prior year accruals as a result of statute of limitations. As of December 31, 2024 and 2023, the company has an increase accrual for interest and penalties of $11.6 million and $1.7 million, respectively.
The aggregate of principal, interest, and penalties is presented within Other liabilities or offset against the deferred tax balance, depending on the expected manner of settlement. At December 31, 2025, the total unrecognized tax benefits, net of any available net operating loss carryforwards, amounted to $80.9 million. If these unrecognized tax benefits are ultimately realized in the Company’s favor, they would have a favorable impact on the effective tax rate and result in the recognition of additional tax benefits in the consolidated statements of income.
We operate in numerous jurisdictions around the world and could be subject to multiple tax audits at any given time. The Company has significant operations in the United States, United Kingdom, Brazil, France, Norway, Portugal, Malaysia and many other jurisdictions. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for tax years after 2022 and outside the U.S. for tax years ending after 2014.
TechnipFMC plc is a public limited company incorporated under the laws of England and Wales. Therefore, our earnings are subject to the United Kingdom statutory rate which is 25.0%.
Effective income tax rate reconciliation - The effective income tax rate was different from the statutory United Kingdom income tax rate due to the following:

	Year Ended December 31,
(in millions, except percentages)	2025
	Amount	Percent
Income before income taxes	$1,270.0
United Kingdom Federal tax rate differential	317.5	25.0%
Foreign tax effects
Brazil
Withholding taxes	22.6	1.8%
Changes in valuation allowances	(76.8)	(6.0)%
Other	6.6	0.5%
United States
Federal tax rate differential	(19.0)	(1.5)%
Tax credits	(19.5)	(1.5)%
Changes in valuation allowances	(24.3)	(1.9)%
Other	(7.3)	(0.6)%
Other foreign jurisdictions
Other (a)	41.3	3.3%

Tax credits	(15.1)	(1.2)%
Nontaxable or nondeductible items	14.1	1.1%
Changes in valuation allowances	61.5	4.8%
Unrecognized tax benefits	2.7	0.2%
Other	(1.4)	(0.1)%
Effective tax rate	$302.9	23.9%
(a)Includes other foreign jurisdictions that do not exceed the reporting threshold at the jurisdiction level in total or for individual reconciling items of the same nature within each jurisdiction.

	Year Ended December 31,
	2024	2023
Statutory income tax rate	25.0%	25.0%
Net difference resulting from
Foreign earnings subject to different tax rates	(3.8)%	70.1%
Adjustments to prior year taxes	2.3%	34.2%
Net change in unrecognized tax benefits	7.3%	(0.1)%
Changes in valuation allowance	(21.9)%	(53.1)%
Deferred tax asset / liability revaluation for tax rate change	(0.7)%	(0.6)%
Other	0.8%	(0.6)%
Effective income tax rate	9.0%	74.9%

Income taxes paid (net of refunds received) - was as follows:

Year Ended December 31,
Income taxes paid	2025
(in millions)
United Kingdom	$17.2
Foreign
Brazil	97.6
Portugal	41.1
Australia	32.5
United States	24.2
Angola	24.2
Guyana	19.0
Other	103.4
Total payments	$359.2

Income tax holidays. We did not benefit from income tax holidays in 2025.
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
Foreign-based employees are eligible to participate in TechnipFMC-sponsored or government-sponsored benefit plans to which we contribute. Several of the foreign defined benefit pension plans sponsored by us provide for employee contributions; the remaining plans are noncontributory. The most significant of these plans are in France, and the United Kingdom.
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
We are required to recognize the funded status of defined benefit post-retirement plans as an asset or liability in the consolidated balance sheet and recognize changes in that funded status in comprehensive income (loss) in the year in which the changes occur. Further, we are required to measure the plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. We have applied this guidance to our domestic pension and other post-retirement benefit plans as well as for many of our non-U.S. plans, including those in the United Kingdom and France. Pension expense measured in compliance with GAAP for the other non-U.S. pension plans is not materially different from the locally reported pension expense.
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

Following this ruling, the U.K. Government has introduced draft legislation to address the relevant issues arising from the judgment. This legislation is currently progressing through the U.K. Parliament. Subject to certain statutory conditions and exclusions, the proposed legislation is expected to allow affected pension plans to retrospectively obtain written actuarial confirmation that historic benefit changes complied with the necessary statutory requirements. We are currently monitoring legislation progress, further guidance, and legal challenges to assess any potential implications for our U.K. pension plans.
The funded status of our U.S. pension plans, international pension plans and U.S. post-retirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated balance sheets as of December 31, 2025 and 2024, were as follows:

	Pensions				Other Post-retirement Benefits
	2025		2024		2025	2024
(In millions)	U.S.	International	U.S.	International
Accumulated benefit obligation	$452.6	$325.9	$456.1	$308.8
Projected benefit obligation at January 1	$456.1	$321.5	$484.0	$363.1	$6.1	$7.1
Service cost	—	3.9	—	3.1	—	—
Interest cost	25.1	18.2	24.3	16.4	0.4	0.4
Actuarial (gain) loss(a)	3.1	(9.4)	(21.2)	(35.6)	(0.3)	(0.5)
Curtailments	—	—	—	—	—	(0.2)
Settlements	—	—	(0.6)	(0.5)	—	—
Foreign currency exchange rate changes	—	24.9	—	(7.8)	0.2	(0.3)
Benefits paid	(31.6)	(18.9)	(30.5)	(19.0)	(1.0)	(0.4)
Other	—	3.1	0.1	1.8	—	—
Projected benefit obligation as of December 31	452.7	343.3	456.1	321.5	5.4	6.1
Fair value of plan assets at January 1	367.0	332.4	371.4	394.0	—	—
Actual return on plan assets	52.4	(2.5)	8.2	(39.7)	—	—
Company contributions	58.7	2.4	18.4	2.0	—	—
Foreign currency exchange rate changes	—	24.8	—	(6.3)	—	—
Settlements	—	—	(0.6)	(0.5)	—	—
Benefits paid	(31.3)	(18.9)	(30.5)	(19.0)	—	—
Other	—	(1.1)	0.1	1.9	—	—
Fair value of plan assets as of December 31	446.8	337.1	367.0	332.4	—	—
Funded status of the plans (liability) as of December 31	$(5.9)	$(6.2)	$(89.1)	$10.9	$(5.4)	$(6.1)
(a)Actuarial gains for our U.S. and international pension plans in 2024 primarily reflect increases in discount rates from December 31, 2023 to December 31, 2024.

	Pensions				Other Post-retirement Benefits
	2025		2024		2025	2024
(In millions)	U.S.	International	U.S.	International
Other assets	$0.6	$33.7	$0.4	$47.6	$—	$—
Current portion of accrued pension and other post-retirement benefits	(0.4)	(1.7)	(0.4)	(1.5)	(0.5)	(0.7)
Accrued pension and other post-retirement benefits, net of current portion	(6.1)	(38.2)	(89.1)	(35.2)	(4.9)	(5.4)
Funded status as of December 31	$(5.9)	$(6.2)	$(89.1)	$10.9	$(5.4)	$(6.1)

The following table summarizes the pre-tax amounts in accumulated other comprehensive (income) loss as of December 31, 2025 and 2024 that have not been recognized as components of net periodic benefit cost:

	Pensions				Other Post-retirement Benefits
	2025		2024		2025	2024
(In millions)	U.S.	International	U.S.	International
Pre-tax amounts recognized in accumulated other comprehensive (income) loss
Unrecognized actuarial (gain) loss	$82.5	$86.3	$116.7	$72.9	$(1.4)	$(1.1)
Unrecognized prior service cost	—	2.5	—	2.5	—	—
Accumulated other comprehensive (income) loss as of December 31	$82.5	$88.8	$116.7	$75.4	$(1.4)	$(1.1)

The following tables summarize the projected and accumulated benefit obligations and fair values of plan assets where the projected or accumulated benefit obligation exceeds the fair value of plan assets as of December 31, 2025 and 2024:

	Pensions				Other Post-retirement Benefits
	2025		2024		2025	2024
(In millions)	U.S.	International	U.S.	International
Plans with underfunded or non-funded projected benefit obligation
Aggregate projected benefit obligation	$451.7	$32.6	$455.2	$33.0	$5.4	$6.1
Aggregate fair value of plan assets	$445.2	$0.0	$365.7	$—	$—	$—

	Pensions				Other Post-retirement Benefits
	2025		2024		2025	2024
(In millions)	U.S.	International	U.S.	International
Plans with underfunded or non-funded accumulated benefit obligation
Aggregate accumulated benefit obligation	$451.7	$24.1	$455.2	$24.2	$—	$—
Aggregate fair value of plan assets	$445.2	$0.0	$365.7	$—	$—	$—

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 2025, 2024, and 2023:

	Pensions						Other Post-retirement Benefits
	2025		2024		2023		2025	2024	2023
(In millions)	U.S.	International	U.S.	International	U.S.	International
Components of net periodic benefit cost
Service cost	$—	$3.9	$—	$3.1	$—	$3.3	$—	$—	$—
Interest cost	25.1	18.2	24.3	16.4	25.2	16.6	0.4	0.4	0.5
Expected return on plan assets	(25.0)	(17.4)	(25.4)	(17.0)	(25.3)	(15.1)	—	—	—
Settlement (income) cost	—	—	0.3	(0.6)	0.2	—	—	—	—
Curtailment benefit	—	—	—	—	—	—	—	(0.3)	—
Amortization of net actuarial loss (gain)	9.8	1.8	11.4	0.4	9.2	0.2	—	—	(0.1)
Amortization of prior service cost	—	0.2	—	0.3	—	0.3	—	—	—
Net periodic benefit cost	$9.9	$6.7	$10.6	$2.6	$9.3	$5.3	$0.4	$0.1	$0.4

The following table summarizes changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023:

	Pensions						Other Post-retirement Benefits
	2025		2024		2023		2025	2024	2023
(In millions)	U.S.	International	U.S.	International	U.S.	International
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial (gain) loss arising during period	$(24.4)	$10.5	$(4.1)	$21.1	$25.6	$20.4	$(0.3)	$—	$—
Prior service credit arising during period	—	—	—	—	—	0.1	—	—	—
Settlements and curtailments	—	—	(0.3)	(0.1)	(0.2)	—	—	0.3	—
Amortization of net actuarial loss	(9.8)	(1.8)	(11.4)	(0.4)	(9.2)	(0.2)	—	—	—
Amortization of prior service cost	—	(0.2)	—	(0.3)	—	(0.3)	—	—	—
Other	—	—	—	—	—	—	—	(0.7)	0.2
Total recognized in other comprehensive income (loss)	$(34.2)	$8.5	$(15.8)	$20.3	$16.2	$20.0	$(0.3)	$(0.4)	$0.2

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions				Other Post-retirement Benefits
	2025		2024		2025	2024
	U.S.	International	U.S.	International
Discount rate	5.60%	5.61%	5.70%	5.53%	7.04%	6.66%
Rate of compensation increase	N/A	3.65%	N/A	3.38%	N/A	N/A
Pension Increase Rate (In Payment)	N/A	2.77%	N/A	2.97%	N/A	N/A

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions						Other Post-retirement Benefits
	2025		2024		2023		2025	2024	2023
	U.S.	International	U.S.	International	U.S.	International
Discount rate	5.70%	5.53%	5.20%	4.68%	5.60%	4.89%	6.66%	6.16%	6.55%
Rate of compensation increase	N/A	3.38%	N/A	3.38%	N/A	3.53%	N/A	4.00%	4.00%
Expected rate of return on plan assets	7.00%	5.04%	7.00%	4.40%	7.00%	3.96%	N/A	N/A	N/A
Cash Balance Interest Credit Rate	N/A	N/A	N/A	N/A	N/A	2.61%	N/A	N/A	N/A
Pension Increase Rate (In Payment)	N/A	2.97%	N/A	2.85%	N/A	2.89%	N/A	N/A	N/A

Our estimate of expected rate of return on plan assets is based on the historical performance of plan assets, current market conditions, our asset allocation, and long-term growth expectations.
Plan assets - We actively monitor how the duration, and the expected yield of the investments are matching the expected cash outflows arising from the pension obligations. We have not changed the processes used to manage its risks from previous periods. Investments are well diversified, such that the failure of any single investment would not have a material impact on the overall level of assets. Our pension investment strategy emphasizes maximizing returns consistent with balancing risk. Excluding our international plans with insurance-based investments, 67.1% of our total pension plan assets are primarily represented by the U.S. qualified plan. These plans are primarily invested in hedge funds and collective trusts to maximize the long-term returns of the plans. The investment managers of these assets use Graham and Dodd fundamental investment analysis to select securities that have a margin of safety between the price of the security and the estimated value of the security. This value-oriented approach tends to mitigate the risk of a large equity allocation.
The following is a description of the valuation methodologies used for the pension plan assets.
•Cash and cash equivalents are valued at cost, which approximates fair value.
•Equity securities are comprised of common stock and preferred stock. The fair values of equity securities are valued at the closing price reported on the active market on which the securities are traded.
•Fair values of registered investment companies and collective trusts are valued based on quoted market prices, which represent the net asset value (“NAV”) of shares held. Registered investment companies include investments in emerging market bonds. Collective trusts primarily include common stock.
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
Our pension plan assets measured at fair value on a recurring basis are as follows as of December 31, 2025 and 2024. Refer to “Fair value measurements” in Note 1 to these consolidated financial statements for a description of the levels.

(In millions)	U.S.					International
December 31, 2025	Total	Level 1	Level 2	Level 3	Net Asset Value (a)	Total	Level 1	Level 2	Level 3	Net Asset Value (a)
Cash and cash equivalents	$—	$—	$—	$—	$—	$4.9	$4.9	$—	$—	$—
Equity securities
U.S. companies	1.7	1.7	—	—	—	—	—	—	—	—
International companies	—	—	—	—	—	6.1	6.1	—	—	—
Registered investment companies	165.1	—	—	—	165.1	29.9	—	—	—	29.9
Insurance contracts	—	—	—	—	—	256.3	—	—	256.3	—
Hedge funds and collective trusts	278.1	—	—	—	278.1	0.4	—	—	—	0.4
Limited partnerships	1.8	—	—	—	1.8	—	—	—	—	—
Real estate and other investments	—	—	—	—	—	39.5	39.5	—	—	—
Total assets	$446.7	$1.7	$—	$—	$445.0	$337.1	$50.5	$—	$256.3	$30.3

December 31, 2024
Cash and cash equivalents	$—	$—	$—	$—	$—	$6.1	$6.1	$—	$—	$—
Equity securities
U.S. companies	1.5	1.5	—	—	—	—	—	—	—	—
International companies	—	—	—	—	—	5.1	5.1	—	—	—
Registered investment companies	51.4	—	—	—	51.4	24.1	—	—	—	24.1
Insurance contracts	—	—	—	—	—	249.4	—	—	249.4	—
Hedge funds	312.3	—	—	—	312.3	6.6	—	—	—	6.6
Limited partnerships	1.8	—	—	—	1.8	—	—	—	—	—
Real estate and other investments	—	—	—	—	—	41.1	41.1	—	—	—
Total assets	$367.0	$1.5	$—	$—	$365.5	$332.4	$52.3	$—	$249.4	$30.7
(a)Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table summarizes our Level 3 rollforward for our buy-in insurance contracts for the year ended December 31, 2025.

(In millions)	Fair Value at January 1	Return on Plan Assets	Foreign currency exchange rate changes	Benefit payments	Fair Value at December 31

International insurance contracts	$249.4	$(0.8)	$19.6	$(11.9)	$256.3

Contributions - We do not expect to make any contributions to our US Qualified Pension Plan in 2026. In 2025 and 2024, we contributed $59.3 million and $17.9 million to all pension plans, respectively.

Estimated future benefit payments - The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2035. Actual benefit payments may differ from expected benefit payments.

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	International
2026	$33.2	$19.1	$0.5
2027	33.3	20.4	0.5
2028	33.5	21.0	0.4
2029	33.7	22.8	0.4
2030	33.8	22.7	0.4
2031-2035	167.0	135.1	2.1

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
Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2025 and 2024, our liability for the Non-Qualified Plan was $32.3 million and $26.1 million, respectively, and was recorded in other liabilities in our consolidated balance sheets. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. Changes in the fair value of these investments are recognized as an offset to other income (expense), net in our consolidated statements of income. As of December 31, 2025 and 2024, we had investments for the Non-Qualified Plan totaling $32.3 million and $26.1 million at fair market value, respectively.
During the years ended December 31, 2025 and 2024 we recognized expense of $21.5 million and $21.1 million, respectively, for matching contributions to these plans in 2025 and 2024, respectively. Additionally, during the years ended December 31, 2025 and 2024, we recognized expense of $9.2 million and $8.8 million, respectively, for non-elective contributions.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. As of December 31, 2025, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,153.6	1,354.6
Norwegian krone	9,075.9	901.1
British pound	531.3	714.8
Brazilian real	2,672.9	488.2
Australian dollar	214.3	143.2
Malaysian ringgit	435.6	107.3
Singapore dollar	80.7	62.8
Indian rupee	1,877.4	20.9
Polish zloty	60.4	16.8
Czech koruna	281.4	13.7
Swedish krona	85.3	9.3
Indonesian rupiah	(354,556.3)	(21.2)
Canadian dollar	(156.9)	(114.5)
U.S. dollar	(3,622.8)	(3,622.8)

Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of December 31, 2025, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	101.8	18.6
Euro	(9.8)	(11.5)
Norwegian krone	(11.2)	(1.1)
U.S. dollar	(3.9)	(3.9)

Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 22 for further details. Accordingly, the estimates presented may not be indicative of the amounts we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets:

	December 31, 2025		December 31, 2024
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$404.4	$354.7	$324.6	$361.6
Long-term - Derivative financial instruments	179.2	202.4	176.8	242.3
Total derivatives designated as hedging instruments	583.6	557.1	501.4	603.9
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	37.7	3.6	22.5	35.2
Long-term - Derivative financial instruments	7.9	—	—	0.2
Total derivatives not designated as hedging instruments	45.6	3.6	22.5	35.4
Total derivatives	$629.2	$560.7	$523.9	$639.3

Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $44.0 million and $133.0 million as of December 31, 2025 and 2024, respectively. We expect to transfer an approximate $82.6 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by December of 2028.
The following tables present the location of gains (losses) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
(In millions)	2025	2024	2023
Foreign exchange contracts	$104.4	$(130.3)	$48.2

The following table represents the effect of cash flow hedge accounting in the consolidated statements of income for the year ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(In millions)	2025			2024			2023
Total amount of income (expense) presented in the consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(28.8)	$36.1	$(16.8)	$(22.6)	$27.6	$9.8	$(12.6)	$25.6	$(5.5)
Amounts excluded from effectiveness testing	30.7	(11.3)	5.8	26.7	(14.0)	16.8	23.6	(33.4)	66.4
Total cash flow hedge gain (loss) recognized in income	1.9	24.8	(11.0)	4.1	13.6	26.6	11.0	(7.8)	60.9

Gain (loss) recognized in income on derivatives not designated as hedging instruments	(1.0)	—	55.4	(2.1)	1.5	(9.2)	(0.1)	(1.0)	(24.3)
Total(a)	$0.9	$24.8	$44.4	$2.0	$15.1	$17.4	$10.9	$(8.8)	$36.6
(a)The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for each of the years ended December 31, 2025, 2024, and 2023.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of December 31, 2025 and 2024, we had no collateralized derivative contracts. The following tables present both gross and net information of recognized derivative instruments:

	December 31, 2025			December 31, 2024
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$629.2	$(227.1)	$402.1	$523.9	$(284.6)	$239.3
Derivative liabilities	$560.7	$(227.1)	$333.6	$639.3	$(284.6)	$354.7

NOTE 22. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2025				December 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	$32.5	$32.5	$—	$—	$26.5	$26.5	$—	$—
Money market and stable value funds	3.6	—	3.1	—	3.0	—	2.6	—
Derivative financial instruments
Foreign exchange contracts	629.2	—	629.2	—	523.9	—	523.9	—
Total assets	$665.3	$32.5	$632.3	$—	$553.4	$26.5	$526.5	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	560.7	—	560.7	—	639.3	—	639.3	—
Total liabilities	$560.7	$—	$560.7	$—	$639.3	$—	$639.3	$—

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
We currently have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position. See Note 21 for further details.
Nonrecurring Fair Value Measurements
Fair value of long-lived, non-financial assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable.
We did not record any material impairments during the years ended December 31, 2025, 2024 and 2023.
Other fair value disclosures
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $296.4 million and $666.0 million as of December 31, 2025 and December 31, 2024, respectively.

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
NOTE 23. DISPOSAL OF MEASUREMENT SOLUTIONS BUSINESS
On March 11, 2024, we completed the sale of equity interests and assets of the Company’s Measurement Solutions business (the “MSB”) for cash proceeds of $186.1 million. As part of the Surface Technologies segment prior to the sale, MSB encompassed terminal management solutions and metering products and systems and included engineering and manufacturing locations in North America and Europe.
We recorded transaction costs associated with the sale of $5.2 million, during 2024. These transaction costs are included within restructuring, impairment, and other charges in our consolidated statements of income.
NOTE 24. SUBSEQUENT EVENTS

In January 2026, the U.K. Financial Reporting Council issued technical actuarial guidance intended to support actuaries in providing the confirmations contemplated under the U.K. Government’s draft legislative response to the Virgin Media Ltd v. NTL Pension Trustees II Ltd decision. The guidance outlines a framework for assessing, on a retrospective basis, whether historical amendments to U.K. defined benefit pension plans would have met the applicable statutory requirements. The guidance was released prior to the related legislation being finalized or coming into force and may be updated as the legislative process continues.
We are evaluating this guidance and will continue to monitor legislative developments to assess any potential implications for our U.K. defined benefit pension plans (see Note 20 for additional information regarding our pension plans).

On February 17, 2026, the Company announced that its Board of Directors has authorized and declared a quarterly cash dividend of $0.05 per share, payable on April 1, 2026 to shareholders of record as of the close of business on the New York Stock Exchange on March 17, 2026, which is also the ex-dividend date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, and under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025, that our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, certain of our directors or officers adopted Rule 10b5-1 trading arrangements (each, a “Rule 10b5-1 Plan”). Rule 10b5-1 Plans allow our directors or officers to transact in Company equity pursuant to a non-discretionary written plan adopted at a time when the director or officer is not in possession of material, nonpublic information and require a waiting period of at least 90 days prior to the first trade.

			Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Maximum Number of Ordinary Shares to be Sold	Expiration	Duration (in days)
Douglas J. Pferdehirt Chair and Chief Executive Officer	Adoption	12/3/2025	X		1,209,268	The earlier of (i) the date when all securities under the plan are sold and (ii) December 3, 2026	365
Alf Melin Executive Vice President and Chief Financial Officer	Adoption	12/3/2025	X		209,850	The earlier of (i) the date when all securities under the plan are sold and (ii) December 3, 2026	365
Luana Duffé Executive Vice President, New Energy	Adoption	12/3/2025	X		66,137	The earlier of (i) the date when all securities under the plan are sold and (ii) December 3, 2026	365
Justin Rounce Executive Vice President and Chief Technology Officer	Adoption	12/3/2025	X		258,780	The earlier of (i) the date when all securities under the plan are sold and (ii) December 3, 2026	365
Johnathan D. Landes President, Subsea	Adoption	12/3/2025	X		179,899	The earlier of (i) the date when all securities under the plan are sold and (ii) December 3, 2026	365
David Light Senior Vice President, Controller and Chief Accounting Officer	Adoption	12/3/2025	X		8,888	The earlier of (i) the date when all securities under the plan are sold and (ii) December 3, 2026	365
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Part I, Item 1 “Executive Officers of the Registrant” of this Annual Report on Form 10-K for information regarding our executive officers. The information set forth under the sections “Corporate Governance,” “Proposal 1 - Election of Directors,” and if applicable, “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2026 Annual General Meeting of Shareholders is incorporated herein by reference.
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
We have adopted an Insider Trading Compliance Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees, and have implemented procedures that we believe are reasonably designed to promote compliance with laws, rules, regulations, and the applicable New York Stock Exchange listing standards governing insider trading. A copy of our Insider Trading Compliance Policy is included as Exhibit 19.1 to this Form 10-K.
The table below sets forth our directors and their current principal occupations as of February 19, 2026.

Name	Principal Occupation
Douglas J. Pferdehirt	Chair and Chief Executive Officer of TechnipFMC
Eleazar de Carvalho Filho	Founding Partner of Virtus BR Partners Assessoria Corporativa Ltda. and Founding Partner of Sinfonia Consultoria Financeira e Participações Ltda., financial advisory and consulting firms
Claire S. Farley	Former Vice Chair in the Energy business of KKR & Co. L.P., a global investment firm
Robert G. Gwin	Former President of Anadarko Petroleum Corporation, an oil and natural gas exploration and production company
John O’Leary	Chief Executive Officer of Strand Energy, a Dubai-based company specializing in business development in the oil and natural gas industry
Margareth Øvrum	Former Executive Vice President of Development and Production Brazil of Equinor ASA, an international oil and natural gas company
Kay G. Priestly	Former Chief Executive Officer of Turquoise Hill Resources Ltd., an international mining company
John Yearwood	Former Chief Executive Officer, President, and Chief Operating Officer of Smith International, Inc., a supplier of services and manufactured products to oil and natural gas exploration and production companies
Sophie Zurquiyah	Chair and Chief Executive Officer of Viridien, a global geoscience technology leader
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation Discussion and Analysis,” and “Compensation and Talent Committee Report” of our Proxy Statement for the 2026 Annual General Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by this item is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Disclosure and Analysis - Equity Compensation Plan Information” of our Proxy Statement for the 2026 Annual General Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Corporate Governance - Director Independence” of our Proxy Statement for the 2026 Annual General Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the sections entitled “Proposal 5 - Ratification of U.S. Auditor” of our Proxy Statement for the 2026 Annual General Meeting of Shareholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.The following consolidated financial statements of TechnipFMC plc and subsidiaries are filed as part of this Annual Report on Form 10-K under Part II, Item 8:

Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID: 238)
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements
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
See “Index of Exhibits” filed as part of this Annual Report on Form 10-K

Part IV
Item 15 (a) (2), Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Adjustments (b)	Balance at End of Period
Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$999.1	$—	$28.0	$(109.7)	$917.4
Inventory valuation reserve	$108.2	$3.7	$1.8	$(14.0)	$99.7
Year Ended December 31, 2024
Valuation allowance for deferred tax assets	$917.4	$23.2	$37.3	$(223.5)	$754.4
Inventory valuation reserve	$99.7	$(3.4)	$(4.4)	$—	$91.9
Year Ended December 31, 2025
Valuation allowance for deferred tax assets	$754.4	$111.6	$22.6	$(142.8)	$745.8
Inventory valuation reserve	$91.9	$4.6	$—	$(8.3)	$88.2
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

4.2
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
Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on April 26, 2024) (File No. 001-37983)

10.10*
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on April 24, 2025) (File No. 001-37983)

10.11*
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on April 24, 2025) (File No. 001-37983)

10.12*+
Form of Performance Stock Unit Agreement pursuant to the Amended and Restated TechnipFMC plc Incentive Award Plan (Employee) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on April 24, 2025) (File No. 001-37983)

10.13*+
Form of Performance Stock Unit Agreement pursuant to the TechnipFMC plc 2022 Incentive Award Plan (Value Creation Plan) (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2025)

10.14*	Form of TechnipFMC plc Executive Severance Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2024) (File No. 001-37983)
10.15*	Form of Executive Director Appointment Letter (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.16*	Form of Non-Executive Director Appointment Letter (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.17*	Form of Director Deed of Indemnity (Directors) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.18*	Form of Deed of Indemnity (Executive Officers) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.19*	Form of Director Deed of Indemnity (Executive Directors) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 17, 2017) (File No. 001-37983)
10.20*	TechnipFMC plc Directors Deferred Compensation Plan (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K filed on March 5, 2021) (File No. 001-37983)
10.21
Commitment Letter, dated as of January 7, 2021, by and among the Company and the financial institutions party thereto (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 12, 2021) (File No. 001-37983)

10.22
Tax Matters Agreement, dated as of February 16, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.21
Employee Matters Agreement, dated as of February 15, 2021, by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.22
Transition Services Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.23
Patent License Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.24
Coexistence and Trademark Matters Agreement, dated as of February 15, 2021 by and between TechnipFMC plc and Technip Energies B.V. (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.25^
Credit Agreement, dated February 16, 2021, by and among TechnipFMC plc, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc. or an affiliate, DNB Capital, LLC or an affiliate, Société Générale, Sumitomo Mitsui Banking Corporation, Wells Fargo Securities, LLC and BofA Securities, Inc., collectively, as lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, Standard Chartered Bank, as documentation agent, and the lenders party thereto (incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on February 16, 2021) (File No. 001-37983)

10.25a^
Amendment No. 5 to the Credit Agreement, dated April 24, 2023, by and among TechnipFMC plc, FMC Technologies, Inc. and TechnipFMC Finance Limited as borrowers, JPMorgan Chase Bank, N.A., BofA Securities Inc., Citibank, N.A., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, Société Générale, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2023) (File No. 001-37983)

10.25b^
Amendment No. 6 to the Credit Agreement, dated June 23, 2025, by and among TechnipFMC plc, FMC Technologies, Inc. and TechnipFMC Finance PLC, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 24, 2025) (File No. 001-37983)

10.25c^
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

10.26	Form of Share Purchase Contract (filed as Appendix B to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed on March 15, 2024, File No. 001-37983, and incorporated herein by reference)
10.27
Form of Rule 10b-5 Share Repurchase Contract (filed as Appendix C to TechnipFMC plc’s Definitive Proxy Statement on Schedule 14A filed on March 15, 2024, File No. 001-37983, and incorporated herein by reference)

19.1	Insider Trading Compliance Policy (incorporated by reference from Exhibit 19.1 to the Annual Report on Form 10-K filed on February 27, 2025) (File No. 001-37983)
21.1	List of Significant Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C.
97.1	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference from Exhibit 97.1 to the Annual Report on Form 10-K filed on February 27, 2024) (File No. 001-37983)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

TechnipFMC plc (Registrant)

By:
Date: February 19, 2026		David Light Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chair and Chief Executive Officer (Principal Executive Officer)	February 19, 2026
Douglas J. Pferdehirt

	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2026
Alf Melin

	Senior Vice President, Controller and Chief Accounting Officer (Controller and Principal Accounting Officer)	February 19, 2026
David Light

	Director	February 19, 2026
Eleazar de Carvalho Filho

	Director	February 19, 2026
Claire S. Farley

	Director	February 19, 2026
Robert G. Gwin

	Director	February 19, 2026
John O’Leary

	Director	February 19, 2026
Margareth Øvrum

	Director	February 19, 2026
Kay G. Priestly

	Director	February 19, 2026
John Yearwood

	Director	February 19, 2026
Sophie Zurquiyah