Form 10-K/A
period 2024-12-31
TechnipFMC plc
filed 2026-03-26
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-37983

TechnipFMC plc
(Exact name of registrant as specified in its charter)

United Kingdom	98-1283037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Subsea Lane
Houston, Texas	238
United States of America	77044
(Address of principal executive offices)	(Zip Code)
+1 281-591-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, $1.00 par value per share	FTI	New York Stock Exchange
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

Class	PricewaterhouseCoopers LLP	Outstanding at February 25, 2025
Ordinary shares, $1.00 par value per share	Houston, Texas	420,571,563

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this "Amendment") to TechnipFMC plc’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on February 27, 2025, is solely to insert the conformed signatures of the Company’s directors and officers, which were obtained prior to the filing of the Original Form 10-K but inadvertently omitted from the filing. This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Exhibit Number	Exhibit Description
31.3	Certification of Chief Executive Officer
31.4	Certification of Chief Financial Officer
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechnipFMC plc (Registrant)

	By:	/s/ David Light
Date: March 26, 2026		David Light Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and a Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas J. Pferdehirt	Chair and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Douglas J. Pferdehirt

/s/ Alf Melin	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Alf Melin

/s/ David Light	Senior Vice President, Controller and Chief Accounting Officer (Controller and Principal Accounting Officer)	February 27, 2025
David Light

/s/ Eleazar de Carvalho Filho	Director	February 27, 2025
Eleazar de Carvalho Filho

/s/ Claire S. Farley	Director	February 27, 2025
Claire S. Farley

/s/ Robert G. Gwin	Director	February 27, 2025
Robert G. Gwin

/s/ John O’Leary	Director	February 27, 2025
John O’Leary

/s/ Margareth Øvrum	Director	February 27, 2025
Margareth Øvrum

/s/ Kay G. Priestly	Director	February 27, 2025
Kay G. Priestly

/s/ John Yearwood	Director	February 27, 2025
John Yearwood

/s/ Sophie Zurquiyah	Director	February 27, 2025
Sophie Zurquiyah