Form 10-K/A
period 2025-12-31
TechnipFMC plc
filed 2026-03-26
CIK 1681459

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

Class	PricewaterhouseCoopers LLP	Outstanding at February 17, 2026
Ordinary shares, $1.00 par value per share	Houston, Texas	400,044,930

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this "Amendment") to TechnipFMC plc’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on February 19, 2026, is solely to insert the conformed signatures of the Company’s directors and officers, which were obtained prior to the filing of the Original Form 10-K but inadvertently omitted from the filing. This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K.
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

Signature	Title	Date

/s/ Douglas J. Pferdehirt	Chair and Chief Executive Officer (Principal Executive Officer)	February 19, 2026
Douglas J. Pferdehirt

/s/ Alf Melin	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2026
Alf Melin

/s/ David Light	Senior Vice President, Controller and Chief Accounting Officer (Controller and Principal Accounting Officer)	February 19, 2026
David Light

/s/ Eleazar de Carvalho Filho	Director	February 19, 2026
Eleazar de Carvalho Filho

/s/ Claire S. Farley	Director	February 19, 2026
Claire S. Farley

/s/ Robert G. Gwin	Director	February 19, 2026
Robert G. Gwin

/s/ John O’Leary	Director	February 19, 2026
John O’Leary

/s/ Margareth Øvrum	Director	February 19, 2026
Margareth Øvrum

/s/ Kay G. Priestly	Director	February 19, 2026
Kay G. Priestly

/s/ John Yearwood	Director	February 19, 2026
John Yearwood

/s/ Sophie Zurquiyah	Director	February 19, 2026
Sophie Zurquiyah