Form 10-Q
period 2026-03-31
TechnipFMC plc
filed 2026-04-30
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2026
Ordinary shares, $1.00 par value per share	398,701,897

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including, unpredictable trends in the demand for and price of oil and natural gas; competition and unanticipated changes relating to competitive factors in our industry, including ongoing industry consolidation; our inability to develop, implement and protect new technologies and services and intellectual property related thereto; the cumulative loss of major contracts, customers, alliances, or business disruptions; disruptions in the political, regulatory, economic and social conditions, or public health crisis in the countries where we conduct business; the impact of our existing and future indebtedness; a downgrade in our debt rating; the risks caused by our acquisition and divestiture activities; additional costs or risks from increasing scrutiny and expectations regarding sustainability matters; uncertainties related to our investments, including those related to energy transition; the risks caused by fixed-price contracts; our failure to timely deliver our backlog; our reliance on subcontractors, suppliers and our joint venture partners; a failure or breach of our IT infrastructure or that of our subcontractors, suppliers or joint venture partners, including as a result of cyber-attacks; challenges with managing artificial intelligence, machine learning, and data science; risks of pirates and maritime conflicts endangering our maritime employees and assets; any delays and cost overruns of capital asset construction projects for vessels and manufacturing facilities; potential liabilities inherent in the industries in which we operate or have operated; our failure to comply with existing and future laws and regulations, including those related to environmental protection, climate change, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, taxation, privacy, data protection and data security; uninsured claims and litigation against us; the additional restrictions on dividend payouts or share repurchases as an English public limited company; tax laws, treaties and regulations and any unfavorable findings by relevant tax authorities; significant changes or developments in U.S. or other national trade policies, including tariffs and the reactions of other countries thereto; potential departure of our key managers and employees; adverse seasonal, weather, and other climatic conditions; unfavorable currency exchange rates; risk in connection with our defined benefit pension plan commitments; and our inability to obtain sufficient bonding capacity for certain contracts. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise, except to the extent required by law.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2026	2025
Revenue
Service revenue	$1,209.4	$1,304.0
Product revenue	1,207.2	868.2
Lease revenue	76.1	61.4
Total revenue	2,492.7	2,233.6

Costs and expenses
Cost of service revenue	1,005.2	1,090.4
Cost of product revenue	855.2	635.8
Cost of lease revenue	47.0	42.5
Selling, general and administrative expense	215.9	184.2
Research and development expense	17.8	19.1
Restructuring, impairment and other expenses	0.6	1.2
Total costs and expenses	2,141.7	1,973.2

Other income (expense), net	6.3	(29.6)
Income from equity affiliates (Note 9)	4.5	9.4
Income before net interest expense and income taxes	361.8	240.2
Interest income	11.1	12.7
Interest expense	(17.1)	(22.6)
Income before income taxes	355.8	230.3
Provision for income taxes (Note 13)	95.9	87.0
Net income	259.9	143.3
Net (income) loss attributable to non-controlling interests	0.6	(1.3)
Net income attributable to TechnipFMC plc	$260.5	$142.0

Earnings per share attributable to TechnipFMC plc
Basic	$0.65	$0.34
Diluted	$0.64	$0.33

Weighted average shares outstanding (Note 5)
Basic	400.1	421.2
Diluted	409.9	431.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2026	2025
Net income attributable to TechnipFMC plc	$260.5	$142.0
Net (income) loss attributable to non-controlling interests	0.6	(1.3)
Net income attributable to TechnipFMC plc, including non-controlling interests	259.9	143.3

Foreign currency translation adjustments
Net unrealized gains (losses) arising during the period	(4.7)	90.1
Foreign currency translation adjustments(a)	(4.7)	90.1

Net gains on hedging instruments
Net gains arising during the period	40.2	59.2
Reclassification adjustment for net (gains) losses included in net income	(16.6)	0.7
Net gains on hedging instruments(b)	23.6	59.9

Pension and other post-retirement benefits
Net losses arising during the period	(9.8)	(2.3)
Reclassification adjustment for amortization of prior service cost included in net income	0.1	0.1
Reclassification adjustment for amortization of net actuarial losses included in net income	0.9	2.3
Net pension and other post-retirement benefits(c)	(8.8)	0.1

Other comprehensive income, net of tax	10.1	150.1
Comprehensive income	270.0	293.4
Comprehensive (income) loss attributable to non-controlling interest	0.6	(1.4)
Comprehensive income attributable to TechnipFMC plc	$270.6	$292.0
(a)Net of income tax of nil for the three months ended March 31, 2026 and 2025.
(b)Net of income tax benefit of $14.8 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively.
(c)Net of income tax expense of $11.4 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$960.8	$1,031.9
Trade receivables, net of allowances of $44.2 in 2026 and $45.3 in 2025	1,196.2	1,128.6
Contract assets	1,097.2	1,065.5
Inventories, net (Note 7)	1,224.0	1,153.0
Derivative financial instruments (Note 11)	316.5	442.1
Income taxes receivable	182.1	179.4
Other current assets (Note 8)	553.2	544.8
Total current assets	5,530.0	5,545.3
Investments in equity affiliates (Note 9)	236.0	231.1
Property, plant and equipment, net of accumulated depreciation of $3,544.6 in 2026 and $3,543.3 in 2025	2,268.3	2,285.3
Operating lease right-of-use assets	747.8	773.5
Finance lease right-of-use assets	78.6	77.9
Intangible assets, net of accumulated amortization of $825.4 in 2026 and $806.8 in 2025	402.8	425.7
Deferred income taxes	230.3	252.7
Derivative financial instruments (Note 11)	226.9	187.1
Other assets	365.4	339.6
Total assets	$10,086.1	$10,118.2

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 10)	$36.4	$34.3
Operating lease liabilities	149.3	146.7
Finance lease liabilities	32.4	31.0
Accounts payable, trade	1,318.2	1,179.8
Contract liabilities	2,156.9	2,148.9
Derivative financial instruments (Note 11)	268.0	358.3
Income taxes payable	155.7	142.1
Other current liabilities (Note 8)	788.0	873.7
Total current liabilities	4,904.9	4,914.8
Long-term debt, less current portion (Note 10)	384.0	395.7
Operating lease liabilities, less current portion	642.5	673.7
Financing lease liabilities, less current portion	59.5	61.2
Deferred income taxes	121.5	100.8
Derivative financial instruments (Note 11)	248.5	202.4
Other liabilities	354.4	364.3
Total liabilities	6,715.3	6,712.9
Commitments and contingent liabilities (Note 17)
Stockholders’ equity (Note 14)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2026 and 2025; 398.7 shares and 400.7 shares issued and outstanding in 2026 and 2025, respectively	398.7	400.7
Capital in excess of par value of ordinary shares	8,008.8	8,081.9
Accumulated deficit	(3,697.3)	(3,761.4)
Accumulated other comprehensive loss	(1,347.3)	(1,357.4)
Total TechnipFMC plc stockholders’ equity	3,362.9	3,363.8
Non-controlling interests	7.9	41.5
Total equity	3,370.8	3,405.3
Total liabilities and equity	$10,086.1	$10,118.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash provided by operating activities
Net income	$259.9	$143.3
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	103.6	102.4
Employee benefit plan and share-based compensation costs	57.8	17.7
Deferred income tax provision, net	47.3	12.5
Income from equity affiliates, net of dividends received	(4.5)	(8.6)
Changes in operating assets and liabilities
Trade receivables, net and Contract assets	(122.6)	88.1
Inventories, net	(63.7)	(76.3)
Accounts payable, trade	148.4	33.2
Contract liabilities	(2.3)	121.2
Income taxes (receivable) payable, net	(15.8)	19.5
Other current assets and liabilities, net	(42.0)	(26.3)
Other operating activities	(33.6)	15.0
Cash provided by operating activities	332.5	441.7

Cash required by investing activities
Capital expenditures	(55.6)	(61.8)
Other investing activities	2.0	3.6
Cash required by investing activities	(53.6)	(58.2)

Cash required by financing activities
Repayment of debt obligations	(4.5)	(11.2)
Share repurchases	(264.8)	(250.1)
Dividends paid	(19.9)	(21.0)
Payments related to taxes withheld on share-based compensation	(76.5)	(62.2)
Other financing activities	14.8	(21.4)
Cash required by financing activities	(350.9)	(365.9)

Effect of changes in foreign exchange rates on cash and cash equivalents	0.9	11.5
Change in cash and cash equivalents	(71.1)	29.1
Cash and cash equivalents, beginning of period	1,031.9	1,157.7
Cash and cash equivalents, end of period	$960.8	$1,186.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026 and 2025

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2025	$400.7	$8,081.9	$(3,761.4)	$(1,357.4)	$41.5	$3,405.3
Net income (loss)	—	—	260.5	—	(0.6)	259.9
Other comprehensive income	—	—	—	10.1	—	10.1
Issuance of ordinary shares, net of shares withheld for tax	2.2	(78.7)	—	—	—	(76.5)
Share-based compensation	—	55.5	—	—	—	55.5
Shares repurchased and cancelled	(4.3)	(86.7)	(173.8)	—	—	(264.8)
Proceeds from exercise of stock options	0.1	3.5	—	—	—	3.6
Dividends declared and paid	—	—	(19.9)	—	—	(19.9)
Other	—	33.3	(2.7)	—	(33.0)	(2.4)
Balance as of March 31, 2026	$398.7	$8,008.8	$(3,697.3)	$(1,347.3)	$7.9	$3,370.8

Balance as of December 31, 2024	$423.0	$8,653.4	$(4,309.8)	$(1,672.8)	$44.6	$3,138.4
Net income	—	—	142.0	—	1.3	143.3
Other comprehensive income		—	—	150.0	0.1	150.1
Issuance of ordinary shares, net of shares withheld for tax	4.9	(67.1)	—	—	—	(62.2)
Share-based compensation	—	14.1	—	—	—	14.1
Shares repurchased and cancelled	(8.9)	(182.6)	(58.6)	—	—	(250.1)
Proceeds from exercise of stock options	—	2.0	—	—	—	2.0
Dividends declared and paid	—	—	(21.0)	—	—	(21.0)
Other	—	(0.1)	2.6	—	(0.1)	2.4
Balance as of March 31, 2025	$419.0	$8,419.7	$(4,244.8)	$(1,522.8)	$45.9	$3,117.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of TechnipFMC plc and its consolidated subsidiaries (“TechnipFMC,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2025.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary for a fair statement of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these condensed consolidated financial statements may not be representative of the results that may be expected for the year ending December 31, 2026.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Issued Accounting Standards under GAAP
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses,” which requires public business entities to provide disaggregated disclosures of income statement expenses in the footnotes. This includes detailed breakdowns of expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The new guidance is effective for annual reporting in 2027 and interim reporting in 2028 and is to be applied prospectively, with retrospective application permitted. We are currently evaluating the impact of this standard on the related disclosures.

In December 2025, the FASB issued ASU 2025‑09, Hedge Accounting Improvements, which provides targeted enhancements to the hedge accounting guidance in Accounting Standards Codification (“ASC”) 815. The amendments are intended to improve clarity and operability of hedge designation, effectiveness assessments, and presentation. The standard is effective for annual and interim periods beginning in 2027. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025‑11, which updates ASC 270 to clarify its scope and enhance the structure of interim reporting requirements. The amendments include a consolidated listing of required interim disclosures and introduce a principle requiring disclosure of events occurring after year‑end that materially affect the entity. The amendments are effective for interim periods beginning in 2028. We are assessing the effects of this guidance on our interim reporting processes and disclosures.
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
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types. Revenue by geography for the three months ended March 31, 2026 and 2025 was as follows:

	Reportable Segments
	Three Months Ended
	March 31, 2026		March 31, 2025
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$880.8	$18.8	$628.3	$20.6
Europe and Central Asia	447.7	29.6	481.7	28.3
Africa	402.8	10.6	252.0	7.5
North America	280.4	114.9	291.3	116.3
Asia Pacific	137.2	20.1	250.5	22.7
Middle East	59.5	90.3	32.4	102.0
Total revenue	$2,208.4	$284.3	$1,936.2	$297.4
Revenue by contract type for the three months ended March 31, 2026 and 2025 was as follows:

	Reportable Segments
	Three Months Ended
	March 31, 2026		March 31, 2025
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,146.2	$63.2	$1,239.9	$64.1
Products	1,033.0	174.2	678.5	189.7
Lease	29.2	46.9	17.8	43.6
Total revenue	$2,208.4	$284.3	$1,936.2	$297.4
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
Contract Liabilities - We sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities.

The following table provides information about net contract liabilities as of March 31, 2026 and December 31, 2025:

(In millions)	March 31, 2026	December 31, 2025
Contract assets	$1,097.2	$1,065.5
Contract liabilities	(2,156.9)	(2,148.9)
Net contract liabilities	$(1,059.7)	$(1,083.4)
The increase in our contract assets from December 31, 2025 to March 31, 2026 was primarily due to the timing of project milestones.
The increase in our contract liabilities was primarily driven from an overall portfolio mix enabling client cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended March 31, 2026 and 2025 that was included in the contract liabilities balance as of December 31, 2025 and 2024 was $456.4 million and $609.2 million, respectively.
Net revenue recognized from our performance obligations satisfied or partially satisfied in previous periods had a favorable impact of $58.2 million and $19.4 million for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026 and 2025, there were no projects with an individually material impact.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO”) represent the portion of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the reporting date and reflect only the contract term for which the Company has present enforceable rights and obligations. As of March 31, 2026, RUPO was $16.5 billion. TechnipFMC expects to recognize revenue on approximately 33.6% of this amount during the remainder of 2026 and 66.4% thereafter.
The following table details the RUPO for each business segment as of March 31, 2026:

(In millions)	2026	2027	Thereafter	Total
Subsea	$5,218.8	$4,679.7	$5,901.9	$15,800.4
Surface Technologies	315.0	156.4	196.2	667.6
Total remaining unsatisfied performance obligations	$5,533.8	$4,836.1	$6,098.1	$16,468.0
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
Information by business segment
The following presents financial information on our business segments:

	Three Months Ended March 31,
	2026			2025
	Subsea	Surface Technologies	Total	Subsea	Surface Technologies	Total
(In millions)
Revenue	$2,208.4	$284.3	$2,492.7	$1,936.2	$297.4	$2,233.6
Less:
Cost of sales(a)	1,694.3	222.6		1,539.9	236.6
Other segment items(b)	165.1	24.6		148.4	30.6
Operating profit	$349.0	$37.1		$247.9	$30.2
(a)These significant expenses are easily computable from profit measures that are regularly provided to the chief operating decision maker.
(b)Other segment items include selling, general and administrative expense, research and development expense, income from equity affiliates and restructuring, impairment and other expenses.

The following is a reconciliation of total segment operating profit to Net income attributable to TechnipFMC:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Subsea	$349.0	$247.9
Surface Technologies	37.1	30.2
Total segment operating profit	$386.1	278.1

Corporate items
Corporate expense(a)	(37.1)	(25.8)
Net interest expense	(6.0)	(9.9)
Foreign exchange gain (loss), net	12.8	(12.1)
Total corporate items	(30.3)	(47.8)
Income before income taxes(b)	$355.8	$230.3
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other employee benefits.
(b)Includes amounts attributable to non-controlling interests.
Segment assets were as follows:

(In millions)	March 31, 2026	December 31, 2025
Segment assets
Subsea	$7,160.7	$6,900.3
Surface Technologies	1,188.9	1,145.6
Total segment assets	8,349.6	8,045.9
Corporate (a)	1,736.5	2,072.3
Total assets	$10,086.1	$10,118.2
(a)Corporate includes cash, deferred income tax balances, property, plant and equipment, intangible assets, assets not associated with a specific segment, and the fair value of derivative financial instruments.

Other business segment information is as follows:

	Capital Expenditures		Depreciation and Amortization		Research and Development Expense
	Three Months Ended March 31,
(In millions)	2026	2025	2026	2025	2026	2025
Subsea	$45.2	$51.6	$91.8	$86.5	$16.7	$18.3
Surface Technologies	7.9	6.8	11.7	15.7	1.1	0.8
Subtotal	53.1	58.4	103.5	102.2	17.8	19.1
Corporate	2.5	3.4	0.1	0.2	—	—
Total	$55.6	$61.8	$103.6	$102.4	$17.8	$19.1

NOTE 5. EARNINGS PER SHARE
The following table reconciles the number of shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Net income attributable to TechnipFMC plc	$260.5	$142.0

Weighted average number of shares outstanding	400.1	421.2
Dilutive effect of awards granted under our stock incentive plans	9.8	10.0
Total shares and dilutive securities	409.9	431.2
For the three months ended March 31, 2026 and 2025, 0.2 million and nil shares were excluded from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive.
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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	March 31, 2026			December 31, 2025
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating Aa3 - Ba1	2022-2025	$128.0	Moody’s rating Aa3 - Ba1	2022-2025	$129.1
Total financial assets			$128.0			$129.1
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

The table below shows the roll-forward of allowance for credit losses for trade receivables as of March 31, 2026 and 2025, respectively.

(In millions)	2026	2025
Allowance for credit losses at January 1,	$45.3	$43.4
Current period provision (release) for expected credit losses	(1.1)	6.8
Recoveries	—	$(0.2)
Allowance for credit losses at March 31,	$44.2	$50.0
Trade receivables are due in one year or less. Certain financial assets were past due as of the reporting date; however, none were on non-accrual status, and the related credit risk is reflected in the allowance for expected credit losses.
NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Raw materials	$452.8	$414.6
Work in process	224.1	212.6
Finished goods	547.1	525.8
Inventories, net	$1,224.0	$1,153.0
NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Value-added tax receivables	$210.8	$228.1
Advances paid to suppliers	140.6	112.1
Prepaid expenses	108.8	98.5
Withholding tax and other receivables	68.5	78.3
Other	24.5	27.8
Total other current assets	$553.2	$544.8
Other current liabilities consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Accrued payroll	$206.9	$202.1
Social security and payroll taxes	114.3	103.7
Warranty accruals and project contingencies	81.1	82.6
Value-added tax and other taxes payable	58.5	53.7
Legal provisions	56.9	59.1
Consideration payable	55.3	55.6
Provisions for operational commitments	52.5	59.6
Compensation accrual	48.9	159.3
Other accrued liabilities	113.6	98.0
Total other current liabilities	$788.0	$873.7

NOTE 9. INVESTMENTS
Our income from equity affiliates is included in our Subsea segment. During the three months ended March 31, 2026 and 2025, our income from equity affiliates was $4.5 million and $9.4 million, respectively.
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
In June 2023, Dofcon Brasil AS declared a $170.0 million dividend to its joint venture partners. In December 2023, the joint venture partners agreed to convert their outstanding dividend receivable into a long-term loan receivable from Dofcon. As a result of this conversion, our 50% share has a due date of June 26, 2028 and is included as a long-term loan receivable in other assets on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
Dofcon Navegacao Ltda. and Techdof Brasil AS have debts related to loans on their vessels. TechnipFMC and DOF Subsea provide guarantees for the debts, and our share of the guarantees was $245.2 million as of March 31, 2026.
NOTE 10. DEBT
Overview
Debt consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
4.00% 2012 Private Placement Notes due 2027	$86.3	$88.1
4.00% 2012 Private Placement Notes due 2032	115.0	117.3
3.75% 2013 Private Placement Notes due 2033	115.0	117.3
Bank borrowings and other	107.7	111.0
Unamortized debt issuance costs and discounts	(3.6)	(3.7)
Total debt	$420.4	$430.0
Less: Short-term debt and current portion of long-term debt	36.4	34.3
Long-term debt	$384.0	$395.7
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

Availability of borrowings under the Credit Agreement is reduced by outstanding commercial paper and letters of credit issued against the facility. As of March 31, 2026, there were no letters of credit or commercial paper outstanding, and our availability under the Credit Agreement was $1.25 billion.

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

After the Moody’s upgrade to ‘Baa2’, the rate for Term Benchmark (as defined in the Credit Agreement) loans is 1.25% and the rate for base rate loan is 0.25% effective from September 5, 2025. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions and financial covenants.
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

During 2024, S&P Global Ratings (“S&P”) upgraded TechnipFMC to investment grade, raising its rating to ‘BBB-’ from ‘BB+’ for the issuer credit and Fitch Ratings (“Fitch”) assigned a first-time investment grade long-term issuer default rating of ’BBB-’ for TechnipFMC. As a result of the S&P and Fitch investment grade ratings and the satisfaction of certain other conditions precedent, the Investment Grade Debt Rating (as defined in the Credit Agreement) has occurred and the collateral securing the Credit Agreement and the Performance LC Credit Agreement was released and certain negative covenants no longer apply to the Company. On September 5, 2025, Moody’s upgraded TechnipFMC to ‘Baa2’ from ‘Baa3’, while revising the outlook to stable for the issuer-level rating.
As of March 31, 2026, TechnipFMC was in compliance with all debt covenants.
Private Placement Notes
2013 Issuances:
In October 2013, we completed the private placement of €355.0 million aggregate principal amount of senior notes issued in three tranches. During 2023, we repaid the outstanding balance of the Tranche B & C 2023 Notes. The Tranche A 2033 Notes were issued at €100.0 million, bear interest at a rate of 3.75%, and mature in October 2033. Interest is paid annually in arrears. The outstanding balance at March 31, 2026, was $115.0 million.

2012 Issuances:
In June 2012, we completed the private placement of €325.0 million aggregate principal amount of notes. The notes were issued in three tranches. During 2022, we repaid the outstanding balance of The Tranche A 2022 Notes. The Tranche B 2027 Notes were issued at €75.0 million, bear interest at a rate of 4.0%, and mature in June 2027. The Tranche C 2032 Notes were issued at €100.0 million, bear interest at a rate of 4.0%, and mature in June 2032. Interest is payable annually in arrears.
The remaining 2013 and 2012 Private Placement Notes contain usual and customary covenants and events of default for notes of this type. In the event of a change of control resulting in a downgrade in the rating of the notes below BBB-, the remaining 2013 and 2012 Private Placement Notes may be redeemed early at the request of any bondholder, at its sole discretion. The remaining 2013 and 2012 Private Placement Notes are our unsecured obligations. The remaining 2013 and 2012 Private Placement Notes rank equally in right of payment with all of our existing and future unsubordinated debt.
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
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS
For purposes of mitigating the effect of changes in exchange rates, we hold derivative financial instruments to hedge the risks of certain identifiable and anticipated transactions and recorded assets and liabilities in our condensed consolidated balance sheets. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. Our policy is to hold derivatives only for the purpose of hedging risks associated with anticipated foreign currency purchases and sales created in the normal course of business.
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

We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of March 31, 2026, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,243.3	1,430.3
British pound	969.0	1,282.7
Norwegian Krone	8,682.9	891.1
Australian dollar	442.9	304.6
Brazilian real	1,208.1	231.0
Malaysian Ringgit	376.8	93.1
Singapore dollar	62.5	48.5
Canadian dollar	(70.6)	(50.6)
U.S. dollar	(4,285.0)	(4,285.0)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of March 31, 2026, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	69.0	13.2
Euro	(8.5)	(9.8)
Norwegian krone	(10.4)	(1.1)
U.S. dollar	0.9	0.9
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. See Note 12 for further details. Accordingly, the estimates presented may not be indicative of the amounts we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	March 31, 2026		December 31, 2025
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$307.5	$239.7	$404.4	$354.7
Long-term - Derivative financial instruments	226.4	248.5	179.2	202.4
Total derivatives designated as hedging instruments	533.9	488.2	583.6	557.1
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$9.0	$28.3	$37.7	$3.6
Long-term - Derivative financial instruments	0.5	—	7.9	—
Total derivatives not designated as hedging instruments	9.5	28.3	45.6	3.6
Total derivatives	$543.4	$516.5	$629.2	$560.7

Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $20.4 million and $44.0 million, respectively, as of March 31, 2026 and December 31, 2025. We expect to transfer an approximate $47.4 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the first half of 2029.
The following table presents the gains recognized in OCI related to derivative instruments designated as cash flow hedges:

	Gain Recognized in OCI
	Three Months Ended March 31,
(In millions)	2026	2025
Foreign exchange contracts	$27.3	$57.2
The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three months ended March 31, 2026 and 2025:

(In millions)	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$0.3	$18.6	$(0.4)	$(8.8)	$12.5	$(3.0)
Amounts excluded from effectiveness testing	15.1	(20.3)	5.8	2.2	4.0	(11.0)
Total cash flow hedge gain (loss) recognized in income	15.4	(1.7)	5.4	(6.6)	16.5	(14.0)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	1.5	(16.6)	6.1	(1.2)	0.1	18.7
Total(a)	$16.9	$(18.3)	$11.5	$(7.8)	$16.6	$4.7
(a) The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for the three months ended March 31, 2026 and 2025.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually, and assets and liabilities are not offset. As of March 31, 2026 and December 31, 2025, we had no collateralized derivative contracts. The following tables present both gross and net information of recognized derivative instruments:

	March 31, 2026			December 31, 2025
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$543.4	$(268.2)	$275.2	$629.2	$(227.1)	$402.1
Derivative liabilities	$516.5	$(268.2)	$248.3	$560.7	$(227.1)	$333.6

NOTE 12. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2026				December 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	$33.2	$33.2	$—	$—	$32.5	$32.5	$—	$—
Money market and stable value funds	4.5	—	3.6	—	3.6	—	3.1	—
Derivative financial instruments
Foreign exchange contracts	543.4	—	543.4	—	629.2	—	629.2	—
Total assets	$581.1	$33.2	$547.0	$—	$665.3	$32.5	$632.3	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	516.5	—	516.5	—	560.7	—	560.7	—
Total liabilities	$516.5	$—	$516.5	$—	$560.7	$—	$560.7	$—
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
We currently have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position. See Note 11 for further details.
Other fair value disclosures
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, debt associated with our bank borrowings, credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $288.9 million and $296.4 million as of March 31, 2026 and December 31, 2025, respectively.
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
NOTE 13. INCOME TAXES
The provision for income taxes for the three months ended March 31, 2026 and 2025 was $95.9 million and $87.0 million, respectively, resulting in effective tax rates of 27.0% and 37.8%, respectively. The decrease in effective tax rate is primarily due to nonrecurring accruals related to uncertain tax positions and taxes on undistributed earnings recorded in March 2025.
Our effective tax rate varies from period to period due to changes in the geographic mix of earnings, as foreign earnings can be subject to different tax rates than United Kingdom earnings. In particular, earnings in jurisdictions with higher statutory tax rates may increase our overall effective tax rate.
NOTE 14. STOCKHOLDERS’ EQUITY
On February 17, 2026, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on April 1, 2026 to shareholders and represents $0.20 per share on an annualized basis. The cash dividends paid during the three months ended March 31, 2026 and 2025 were $19.9 million and $21.0 million, respectively.
On October 22, 2025, our Board of Directors authorized additional share repurchases of up to $2.0 billion, increasing the Company’s total share repurchase authorization to $3.8 billion. Pursuant to this share repurchase program, we repurchased $264.8 million and $250.1 million ordinary shares during the three months ended March 31, 2026 and 2025, respectively.
Based upon the remaining repurchase authority of $1.9 billion and the closing stock price as of March 31, 2026, approximately 27.6 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $1.9 billion of ordinary shares through March 31, 2026. All repurchased shares were immediately cancelled.

Accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2025	$(1,176.4)	$(44.0)	$(137.0)	$(1,357.4)	$(5.9)
Other comprehensive income (loss) before reclassifications, net of tax	(4.7)	40.2	(9.8)	25.7	—
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	(16.6)	1.0	(15.6)	—
Other comprehensive income (loss), net of tax	(4.7)	23.6	(8.8)	10.1	—
March 31, 2026	$(1,181.1)	$(20.4)	$(145.8)	$(1,347.3)	$(5.9)

December 31, 2024	$(1,386.3)	$(131.6)	$(154.9)	$(1,672.8)	$(6.2)
Other comprehensive income (loss) before reclassifications, net of tax	90.0	59.2	(2.3)	146.9	0.1
Reclassification adjustment for net losses included in net income, net of tax	—	0.7	2.4	3.1	—
Other comprehensive income, net of tax	90.0	59.9	0.1	150.0	0.1
March 31, 2025	$(1,296.3)	$(71.7)	$(154.8)	$(1,522.8)	$(6.1)
Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on foreign currency translation
Release of CTA income (loss)	$—	$—	Other income (expense), net
	$—	$—
Gains (losses) on hedging instruments
Foreign exchange contracts	$0.3	$(8.8)	Revenue
	18.6	12.5	Cost of sales
	(0.4)	(3.0)	Other income (expense), net
	18.5	0.7
	1.9	1.4	Provision for income taxes
	$16.6	$(0.7)
Pension and other post-retirement benefits
Amortization of prior service cost	$(0.1)	$(0.1)	Other income (expense), net(a)
Amortization of net actuarial loss	(1.1)	(3.0)	Other income (expense), net(a)
	(1.2)	(3.1)
	(0.2)	(0.7)	Provision for income taxes
	$(1.0)	$(2.4)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

NOTE 15. SHARE-BASED COMPENSATION
On April 28, 2022, we adopted the TechnipFMC plc 2022 Incentive Award Plan (the “Plan”), and we were able to grant certain incentives and awards to our officers, employees, non-employee directors, and consultants of the Company and its subsidiaries. Awards included share options, share appreciation rights, performance stock units, restricted stock units, restricted shares or other awards authorized under the Plan. Under the Plan, 8.9 million ordinary shares were authorized for awards.
In 2025, our Board of Directors granted one-time PSU awards under the shareholder approved Value Creation Plan (“VCP”) to certain executives with overall payout capped at 3.6 million PSUs. As of March, 31, 2026, the performance-based vesting condition was considered probable, and compensation cost has been recognized.
Share-based compensation expense for non-vested performance stock units, restricted stock units, and VCP awards was $55.5 million and $14.1 million for the three months ended March 31, 2026 and 2025, respectively.
NOTE 16. SUPPLIER FINANCE PROGRAM OBLIGATIONS
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, trade in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. As of March 31, 2026 and December 31, 2025, the amounts due to suppliers participating in the SCF were $105.2 million and $123.2 million, respectively.
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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	March 31, 2026
Financial guarantees(a)	$175.9
Performance guarantees(b)	2,324.6
Maximum potential undiscounted payments	$2,500.5
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

Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of March 31, 2026 and December 31, 2025, and that the ultimate resolution of such matters will not materially affect our condensed consolidated financial position, results of operations, or cash flows.
NOTE 18. RELATED PARTY TRANSACTIONS
Receivables, payables, revenues, and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, were not material as of and for the three months ended March 31, 2026 and the comparable period of the prior year. Related parties are defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures.
Loan receivables from Dofcon, including accrued interest, were $97.1 million and $98.9 million as of March 31, 2026 and December 31, 2025, respectively.
NOTE 19. OTHER MATTERS
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
Following this ruling, the U.K. Government has introduced draft legislation within the Pension Schemes Bill to provide a statutory mechanism by which affected pension plans may retrospectively obtain actuarial confirmation of historic benefit changes, subject to specified conditions and exclusions. The draft legislation is progressing through Parliament, and related actuarial and regulatory guidance has been issued.
The Company, together with the trustees of its U.K. pension plans, is monitoring the final enactment and implementation of this legislation as well as any relevant guidance and continuing to assess whether any impact to the measurement of its pension obligations is required.
NOTE 20. SUBSEQUENT EVENTS
On April 28, 2026, the Company announced that its Board of Directors has authorized and declared a quarterly cash dividend of $0.05 per share, payable on June 3, 2026 to shareholders of record as of the close of business on the New York Stock Exchange on May 19, 2026, which is also the ex-dividend date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook – The global economy is expected to show moderate growth in 2026, led by India, China, and the United States. Resilient consumer spending and easing of monetary policy in key regions should be essential drivers of economic growth. Continued investment in artificial intelligence (AI) is expected to provide additional support. The expanded military activity in the Middle East, shifting trade and inflation dynamics, and an uneven global recovery present risk to the growth outlook.

Persistent geopolitical conflict underscores the strategic importance of energy security worldwide. The current conflict in the Middle East also demonstrates how quickly regional disruptions in the production and transportation of oil and natural gas can impact the balance of global supply. We believe the significant impacts to both security and energy supply resulting from the current conflict are likely to have lasting impacts on the perceived risk assigned to the region.

Over the last several years, offshore markets have attracted a growing share of global capital flows, driven by much-improved economic returns and broad access to these resources. This increased activity has been supported by an expanding set of offshore development opportunities worldwide. A re-rating of risk in the Middle East would likely build further momentum in this shift in capital flows. We see the greatest potential for an acceleration in deepwater opportunities in markets with extensive infrastructure, including the Gulf of America and the North Sea, and regions with previously discovered and well-identified resources that can add material volumes to an operator’s reserve base, such as West Africa. We also expect an increasing role for technology innovation in the delivery of both conventional and new energy supply. In that context, TechnipFMC is well positioned to translate our technological and operational strength into value for our clients.

The long-term outlook for oil and natural gas remains positive. Oil is projected to remain the largest primary energy source, with global demand for natural gas projected to significantly increase, largely due to growth in both electricity demand and industrial activity in developing countries. A significant portion of future gas needs will be sourced from offshore reservoirs, utilizing liquified natural gas (“LNG”) infrastructure to enable transport from major gas producing regions—including the Middle East, Asia Pacific, and Africa—to a broader set of consuming economies. Renewables investment continues, although at a slower pace than previously forecast. Notably, the International Energy Agency revised its market outlook, projecting that oil demand could grow through 2050—a major shift from its previous view that demand would peak by 2030.

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

Subsea – Innovative approaches to subsea projects have improved project economics through more efficient design and installation of the entire subsea field architecture. Our integrated commercial model, iEPCI™, brought together the complementary work scopes of the subsea production system (“SPS”) with the subsea umbilicals, risers, and flowlines (“SURF”), and installation vessels. iEPCI™ created a new market and helped grow the deepwater opportunity set for our clients. We also foresee the expanding reach of Subsea Services, derived from an aging installed base that continues to grow.

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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended
	March 31,		Change
(In millions, except %)	2026	2025	$	%
Revenue	$2,492.7	$2,233.6	$259.1	11.6

Costs and expenses
Cost of sales	1,907.4	1,768.7	138.7	7.8
Selling, general and administrative expense	215.9	184.2	31.7	17.2
Research and development expense	17.8	19.1	(1.3)	(6.8)
Restructuring, impairment and other expenses	0.6	1.2	(0.6)	(50.0)
Total costs and expenses	2,141.7	1,973.2	168.5	8.5

Other income (expense), net	6.3	(29.6)	35.9	121.3
Income from equity affiliates	4.5	9.4	(4.9)	(52.1)
Net interest expense	(6.0)	(9.9)	3.9	39.4
Income before income taxes	355.8	230.3	125.5	54.5
Provision for income taxes	95.9	87.0	8.9	10.2
Net income	259.9	143.3	116.6	81.4
Net (income) loss attributable to non-controlling interests	0.6	(1.3)	1.9	146.2
Net income attributable to TechnipFMC plc	$260.5	$142.0	$118.5	83.5
Revenue
Revenue increased by $259.1 million during the three months ended March 31, 2026, compared to the prior year period. The increase was primarily attributable to an increase in Subsea revenue of $272.2 million. This growth was driven by the conversion of backlog, which was 17.4% higher as of December 31, 2025, when compared to December 31, 2024, resulting in increased revenue activity across iEPCI™, flexible supply, SPS supply and subsea services, particularly in Brazil, Mozambique, and Suriname. This increase was partially offset by lower activity in Indonesia, the United Kingdom, and Surface Technologies.
Gross Profit
Gross profit (revenue less cost of sales) increased to $585.3 million during the three months ended March 31, 2026 compared to $464.9 million in the prior year period. The increase was primarily attributable to an increase in Subsea gross profit of $117.9 million, of which $63.5 million was due to favorable activity mix and $54.4 million was due to volume increase.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $31.7 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by higher share-based compensation expenses.
Other Income (Expense), Net
Other income (expense), net, includes gains and losses associated with the remeasurement of net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and other non-operating gains and losses. This line item improved year-over-year by $35.9 million, from a net expense in the prior year period to net income during the three months ended March 31, 2026, primarily due to a $24.9 million favorable change in foreign currency impacts, driven by foreign currency losses in the prior year compared to gains in the current year, and an $11.0 million decrease in miscellaneous other non-operating charges.

Income from Equity Affiliates
Income from equity affiliates decreased by $4.9 million for the three months ended March 31, 2026, compared to the same period in 2025. The year-over-year decrease was driven by lower operational activity of our joint ventures.
Net Interest Expense
Net interest expense of $6.0 million decreased by $3.9 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the reduction in outstanding debt year-over-year.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2026 and 2025 was $95.9 million and $87.0 million, respectively, resulting in effective tax rates of 27.0% and 37.8%, respectively. The decrease in effective tax rate is primarily due to nonrecurring accruals related to uncertain tax positions and taxes on undistributed earnings recorded in March 2025.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED MARCH 31, 2026 AND 2025
Subsea

	Three Months Ended
	March 31,		Change
(In millions, except % and pts.)	2026	2025	$	%
Revenue	$2,208.4	$1,936.2	$272.2	14.1
Operating profit	$349.0	$247.9	$101.1	40.8

Operating profit as a percentage of revenue	15.8%	12.8%		3.0 pts.
Subsea revenue increased by $272.2 million during the three months ended March 31, 2026, compared to the same period in 2025, driven by increased backlog during 2025 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. The increase in revenue was driven by $190.4 million from Brazil, $105.7 million from Mozambique, and $100.0 million from Suriname, and higher iEPCI™, flexible supply, SPS supply and services activities. The rest of the world contributed a net decrease of $123.8 million primarily driven by project completions mainly in Indonesia for $98.0 million.
Subsea operating profit for the three months ended March 31, 2026 increased by $101.1 million compared to the prior-year period. This was largely due to favorable activity mix, which contributed $63.5 million, and higher volume, which added $54.3 million. These improvements were partially offset by a $16.7 million increase in operating expense related to higher activity.
Surface Technologies

	Three Months Ended
	March 31,		Change
(In millions, except % and pts.)	2026	2025	$	%
Revenue	$284.3	$297.4	$(13.1)	(4.4)
Operating profit	$37.1	$30.2	$6.9	22.8

Operating profit as a percentage of revenue	13.0%	10.2%		2.8 pts.
Surface Technologies revenue decreased by $13.1 million compared to the same period in 2025, primarily driven by the scheduled timing of project related activity in the Middle East, which accounted for $11.7 million of the decline, with a minimal portion of the decline attributable to the regional conflict.

Surface Technologies operating profit increased by $6.9 million, compared to the same period in 2025. Operating profit benefited from favorable activity mix in Europe, which was partially offset by lower activity in the Middle East.

Corporate Expense

	Three Months Ended
	March 31,		Change
(In millions, except %)	2026	2025	$	%
Corporate expense	$(37.1)	$(25.8)	$(11.3)	(43.8)
Corporate expense increased by $11.3 million, compared to the prior-year period, primarily driven by an increase in share-based compensation expense.
INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2026	2025
Subsea	$1,903.7	$2,785.5
Surface Technologies	248.7	303.6
Total inbound orders	$2,152.4	$3,089.1
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations of project execution.

	Order Backlog
(In millions)	March 31, 2026	December 31, 2025
Subsea	$15,800.4	$15,871.7
Surface Technologies	667.6	699.9
Total order backlog	$16,468.0	$16,571.6
Subsea - Subsea backlog of $15,800.4 million as of March 31, 2026 decreased by $71.3 million compared to December 31, 2025, and was composed of various subsea projects, including TotalEnergies Mozambique LNG and GranMorgu; bp Tiber, Kaskida and NEP; Equinor Raia and Johan Sverdrup Phase 3; Petrobras Mero 3 HISEP® and Global 24; Shell Orca; ExxonMobil Hammerhead and Whiptail; ENI Coral North, Energean Katlan and Woodside Great Western Flank Phase 4.
Surface Technologies - Order backlog for Surface Technologies as of March 31, 2026 decreased by $32.3 million compared to December 31, 2025. Surface Technologies’ backlog of $667.6 million as of March 31, 2026, was composed primarily of projects for customers in the Middle East, namely ADNOC and Saudi Aramco. The remaining backlog was composed of various projects in the rest of the world.
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

The following table provides a reconciliation of our cash and cash equivalents to net cash, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$960.8	$1,031.9
Short-term debt and current portion of long-term debt	(36.4)	(34.3)
Long-term debt, less current portion	(384.0)	(395.7)
Net cash	$540.4	$601.9
Cash Flows
Operating cash flows - Operating activities provided $332.5 million and $441.7 million during the three months ended March 31, 2026 and, 2025, respectively. The decrease of $109.2 million in cash from operating activities was primarily due to working capital timing differences, including vendor payments and cash collections, partially offset by higher net income in the three months ended March 31, 2026 compared to the same period in 2025.

Investing cash flows - Investing activities required $53.6 million and $58.2 million during the three months ended March 31, 2026 and 2025, respectively. The decrease of $4.6 million in cash used by investing activities was primarily driven by a $6.2 million reduction in capital expenditures in the three months ended March 31, 2026 compared to the same period in 2025.
Financing cash flows - Financing activities required $350.9 million and $365.9 million during the three months ended March 31, 2026 and 2025, respectively. The decrease of $15.0 million in cash used by financing activities was primarily driven by an increase of $37.9 million from hedging settlements within other financing activities and a $6.7 million reduction in debt repayments. These decreases were partially offset by increases of $14.7 million in share repurchases and $14.3 million in payments of taxes withheld on share-based compensation in the three months ended March 31, 2026 compared to the same period in 2025.
Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
Availability of borrowings under the Revolving Credit Facility is reduced by outstanding commercial paper and letters of credit issued against the facility. As of March 31, 2026, there were no letters of credit or commercial paper outstanding, and our availability under the Revolving Credit Facility was $1,250.0 million.
As of March 31, 2026, TechnipFMC was in compliance with all debt covenants. See Note 10 to our consolidated financial statements for further detail.

Dividends - On February 17, 2026, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on April 1, 2026 to shareholders and represents $0.20 per share on an annualized basis. The cash dividends paid during the three months ended March 31, 2026 were $19.9 million. We intend to pay dividends on a quarterly basis, subject to review and approval by our Board of Directors in its sole discretion.
On April 28, 2026, the Company announced that its Board of Directors has authorized and declared a quarterly cash dividend of $0.05 per share, payable on June 3, 2026 to shareholders of record as of the close of business on the New York Stock Exchange on May 19, 2026, which is also the ex-dividend date.
Share Repurchase - We repurchased $264.8 million of ordinary shares during the three months ended March 31, 2026. Based upon the remaining repurchase authority of $1.9 billion and the closing stock price as of March 31, 2026, approximately 27.6 million ordinary shares could be subject to repurchase. All shares repurchased were immediately cancelled.

Credit Risk Analysis

For the purposes of mitigating the effect of the changes in exchange rates, we hold derivative financial instruments. Derivative instruments expose the Company to counterparty credit risk. The fair value of derivative assets and liabilities reflects adjustments for nonperformance risk of both counterparties and the Company. These credit‑risk‑related valuation adjustments were not material for any period presented, and the Company is not required to post collateral under its derivative agreements. Management does not believe counterparty credit risk is reasonably likely to have a material impact on liquidity or results of operations.
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
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates. During the three months ended March 31, 2026, there were no changes to our identified critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to market risk has not changed materially since December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective with respect to (i) the accumulation and communication to our management, including our CEO and our CFO, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2026.
The following table summarizes repurchases of our ordinary shares during the three months ended March 31, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2026 to January 31, 2026	615,654	$48.78	615,654	38,518,159
February 1, 2026 to February 28, 2026	1,348,952	$63.46	1,348,952	31,075,457
March 1, 2026 to March 31, 2026	2,333,090	$63.93	2,333,090	27,649,772
Total	4,297,696	$61.61	4,297,696
(a)In October 2025, the Board of Directors authorized additional share repurchases of up to $2.0 billion, increasing our total share repurchase authorization to $3.8 billion. For the three months ended March 31, 2026, we repurchased 4,297,696 shares for a total cost of $264.8 million at an average price of $61.61 per share.
(b)Based upon the remaining repurchase authority and the closing stock price as of the last trading date of the respective period.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our officers or directors adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1^	Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc 2022 Incentive Award Plan (Non-Employee Director)
10.2^	Form of Restricted Stock Unit Agreement pursuant to the TechnipFMC plc 2022 Incentive Award Plan (Employee)
10.3^+	Form of Performance Stock Unit Agreement pursuant to the TechnipFMC plc 2022 Incentive Award Plan (Employee)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

^	Indicates a management contract or compensatory plan or arrangement.
+	Certain information in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ David Light
David Light
Senior Vice President, Controller, and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: April 30, 2026