Form 10-Q
period 2026-06-30
TechnipFMC plc
filed 2026-07-30
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2026
Ordinary shares, $1.00 par value per share	392,164,388

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue
Service revenue	$1,776.0	$1,533.3	$3,061.5	$2,898.7
Product revenue	987.1	1,001.4	2,194.3	1,869.6
Total revenue	2,763.1	2,534.7	5,255.8	4,768.3

Costs and expenses
Cost of service revenue	1,364.3	1,157.7	2,416.5	2,290.6
Cost of product revenue	714.1	783.7	1,569.3	1,419.5
Selling, general and administrative expense	169.3	173.2	385.2	357.4
Research and development expense	25.7	14.1	43.5	33.2
Restructuring, impairment and other expenses	5.0	16.4	5.6	17.6
Total costs and expenses	2,278.4	2,145.1	4,420.1	4,118.3

Other income (expense), net	(18.7)	(10.7)	(12.4)	(40.3)
Income from equity affiliates (Note 9)	13.8	10.3	18.3	19.7
Income before net interest expense and income taxes	479.8	389.2	841.6	629.4
Interest income	7.1	7.8	18.2	20.5
Interest expense	(10.7)	(22.2)	(27.8)	(44.8)
Income before income taxes	476.2	374.8	832.0	605.1
Provision for income taxes (Note 13)	114.1	106.5	210.0	193.5
Net income	362.1	268.3	622.0	411.6
Net (income) loss attributable to non-controlling interests	0.6	1.2	1.2	(0.1)
Net income attributable to TechnipFMC plc	$362.7	$269.5	$623.2	$411.5

Earnings per share attributable to TechnipFMC plc
Basic	$0.92	$0.65	$1.57	$0.98
Diluted	$0.90	$0.64	$1.53	$0.97

Weighted average shares outstanding (Note 5)
Basic	396.2	415.4	398.1	418.3
Diluted	404.5	420.5	407.0	426.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net income attributable to TechnipFMC plc	$362.7	$269.5	$623.2	$411.5
Net (income) loss attributable to non-controlling interests	0.6	1.2	1.2	(0.1)
Net income attributable to TechnipFMC plc, including non-controlling interests	362.1	268.3	622.0	411.6

Foreign currency translation adjustments
Net unrealized gains (losses) arising during the period	(15.4)	121.4	(20.1)	211.5
Foreign currency translation adjustments(a)	(15.4)	121.4	(20.1)	211.5

Net gains (losses) on hedging instruments
Net gains arising during the period	1.4	50.7	41.6	109.9
Reclassification adjustment for net (gains) losses included in net income	(14.5)	4.8	(31.1)	5.5
Net gains (losses) on hedging instruments(b)	(13.1)	55.5	10.5	115.4

Pension and other post-retirement benefits
Net gains (losses) arising during the period	0.7	(3.4)	(9.1)	(5.7)
Reclassification adjustment for amortization of prior service cost included in net income	—	—	0.1	0.1
Reclassification adjustment for amortization of net actuarial losses included in net income	0.7	2.4	1.6	4.7
Net pension and other post-retirement benefits(c)	1.4	(1.0)	(7.4)	(0.9)

Other comprehensive income (loss), net of tax	(27.1)	175.9	(17.0)	326.0
Comprehensive income	335.0	444.2	605.0	737.6
Comprehensive (income) loss attributable to non-controlling interest	1.9	1.0	2.5	(0.4)
Comprehensive income attributable to TechnipFMC plc	$336.9	$445.2	$607.5	$737.2

(a)Net of income tax of nil for the three and six months ended June 30, 2026 and 2025.
(b)Net of income tax benefit of $0.2 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and $15.0 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively.
(c)Net of income tax (expense) benefit of $0.3 million and $(0.7) million for the three months ended June 30, 2026 and 2025, respectively, and $(11.1) million and $(1.4) million for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$991.8	$1,031.9
Trade receivables, net of allowances of $42.2 in 2026 and $45.3 in 2025	1,487.4	1,128.6
Contract assets	1,295.5	1,065.5
Inventories, net (Note 7)	1,242.6	1,153.0
Derivative financial instruments (Note 11)	251.6	442.1
Income taxes receivable	142.9	179.4
Other current assets (Note 8)	486.8	544.8
Total current assets	5,898.6	5,545.3
Investments in equity affiliates (Note 9)	242.6	231.1
Property, plant and equipment, net of accumulated depreciation of $3,548.1 in 2026 and $3,543.3 in 2025	2,257.1	2,285.3
Operating lease right-of-use assets	714.0	773.5
Finance lease right-of-use assets	71.9	77.9
Intangible assets, net of accumulated amortization of $847.0 in 2026 and $806.8 in 2025	381.1	425.7
Deferred income taxes	237.9	252.7
Derivative financial instruments (Note 11)	162.2	187.1
Other assets	403.0	339.6
Total assets	$10,368.4	$10,118.2

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 10)	$115.3	$34.3
Operating lease liabilities	143.6	146.7
Finance lease liabilities	31.4	31.0
Accounts payable, trade	1,560.2	1,179.8
Contract liabilities	2,358.9	2,148.9
Derivative financial instruments (Note 11)	295.8	358.3
Income taxes payable	186.9	142.1
Other current liabilities (Note 8)	768.9	873.7
Total current liabilities	5,461.0	4,914.8
Long-term debt, less current portion (Note 10)	286.6	395.7
Operating lease liabilities, less current portion	612.1	673.7
Finance lease liabilities, less current portion	53.7	61.2
Deferred income taxes	133.4	100.8
Derivative financial instruments (Note 11)	181.8	202.4
Other liabilities	360.7	364.3
Total liabilities	7,089.3	6,712.9
Commitments and contingent liabilities (Note 17)
Stockholders’ equity (Note 14)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2026 and 2025; 392.8 shares and 400.7 shares issued and outstanding in 2026 and 2025, respectively	392.8	400.7
Capital in excess of par value of ordinary shares	7,905.0	8,081.9
Accumulated deficit	(3,652.9)	(3,761.4)
Accumulated other comprehensive loss	(1,373.1)	(1,357.4)
Total TechnipFMC plc stockholders’ equity	3,271.8	3,363.8
Non-controlling interests	7.3	41.5
Total equity	3,279.1	3,405.3
Total liabilities and equity	$10,368.4	$10,118.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash provided by operating activities
Net income	$622.0	$411.6
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	200.7	217.6
Employee benefit plan and share-based compensation costs	75.6	37.8
Deferred income tax provision, net	46.7	63.0
Income from equity affiliates, net of dividends received	(10.8)	11.3
Changes in operating assets and liabilities
Trade receivables, net and Contract assets	(436.0)	(78.3)
Inventories, net	(83.0)	(90.6)
Accounts payable, trade	338.4	(84.8)
Contract liabilities	73.0	261.2
Income taxes (receivable) payable, net	48.5	(5.2)
Other current assets and liabilities, net	84.6	18.7
Other operating activities	(79.2)	23.6
Cash provided by operating activities	880.5	785.9

Cash required by investing activities
Capital expenditures	(115.7)	(145.4)
Other investing activities	5.4	4.6
Cash required by investing activities	(110.3)	(140.8)

Cash required by financing activities
Repayment of debt obligations	(15.0)	(241.6)
Share repurchases	(684.9)	(500.2)
Dividends paid	(39.7)	(41.6)
Payments related to taxes withheld on share-based compensation	(77.8)	(69.2)
Other financing activities	7.4	(28.2)
Cash required by financing activities	(810.0)	(880.8)

Effect of changes in foreign exchange rates on cash and cash equivalents	(0.3)	28.0
Change in cash and cash equivalents	(40.1)	(207.7)
Cash and cash equivalents, beginning of period	1,031.9	1,157.7
Cash and cash equivalents, end of period	$991.8	$950.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2026 and 2025

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance as of March 31, 2026	$398.7	$8,008.8	$(3,697.3)	$(1,347.3)	$7.9	$3,370.8
Net income (loss)	—	—	362.7	—	(0.6)	362.1
Other comprehensive loss	—	—	—	(25.8)	(1.3)	(27.1)
Issuance of ordinary shares, net of shares withheld for tax	0.1	(1.4)	—	—	—	(1.3)
Share-based compensation	—	15.9	—	—	—	15.9
Shares repurchased and cancelled	(5.9)	(118.4)	(295.8)	—	—	(420.1)
Dividends declared and paid	—	—	(19.8)	—	—	(19.8)
Other	(0.1)	0.1	(2.7)	—	1.3	(1.4)
Balance as of June 30, 2026	$392.8	$7,905.0	$(3,652.9)	$(1,373.1)	$7.3	$3,279.1

Balance as of March 31, 2025	$419.0	$8,419.7	$(4,244.8)	$(1,522.8)	$45.9	$3,117.0
Net income (loss)	—	—	269.5	—	(1.2)	268.3
Other comprehensive income	—	—	—	175.7	0.2	175.9
Issuance of ordinary shares, net of shares withheld for tax	0.3	(7.3)	—	—	—	(7.0)
Share-based compensation	—	17.4	—	—	—	17.4
Shares repurchased and cancelled	(8.4)	(169.2)	(72.6)	—	—	(250.2)
Proceeds from exercise of stock options	0.1	0.6	—	—	—	0.7
Dividends declared and paid	—	—	(20.6)	—	—	(20.6)
Other	—	0.1	(5.1)	—	0.1	(4.9)
Balance as of June 30, 2025	$411.0	$8,261.3	$(4,073.6)	$(1,347.1)	$45.0	$3,296.6

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2026 and 2025

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2025	$400.7	$8,081.9	$(3,761.4)	$(1,357.4)	$41.5	$3,405.3
Net income (loss)	—	—	623.2	—	(1.2)	622.0
Other comprehensive loss	—	—	—	(15.7)	(1.3)	(17.0)
Issuance of ordinary shares, net of shares withheld for tax	2.3	(80.1)	—	—	—	(77.8)
Share-based compensation	—	71.4	—	—	—	71.4
Shares repurchased and cancelled	(10.2)	(205.1)	(469.6)	—	—	(684.9)
Proceeds from exercise of stock options	—	3.5	—	—	—	3.5
Dividends declared and paid	—	—	(39.7)	—	—	(39.7)
Other	—	33.4	(5.4)	—	(31.7)	(3.7)
Balance as of June 30, 2026	$392.8	$7,905.0	$(3,652.9)	$(1,373.1)	$7.3	$3,279.1

Balance as of December 31, 2024	$423.0	$8,653.4	$(4,309.8)	$(1,672.8)	$44.6	$3,138.4
Net income	—	—	411.5	—	0.1	411.6
Other comprehensive income		—	—	325.7	0.3	326.0
Issuance of ordinary shares, net of shares withheld for tax	5.2	(74.4)	—	—	—	(69.2)
Share-based compensation	—	31.5	—	—	—	31.5
Shares repurchased and cancelled	(17.3)	(351.8)	(131.2)	—	—	(500.3)
Proceeds from exercise of stock options	0.1	2.6	—	—	—	2.7
Dividends declared and paid	—	—	(41.6)	—	—	(41.6)
Other	—	—	(2.5)	—	—	(2.5)
Balance as of June 30, 2025	$411.0	$8,261.3	$(4,073.6)	$(1,347.1)	$45.0	$3,296.6

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
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Issued Accounting Standards under GAAP
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses,” which requires public business entities to provide disaggregated disclosures of income statement expenses in the footnotes. This includes detailed breakdowns of expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The new guidance is effective for annual reporting in 2027 and interim reporting in 2028 and is to be applied prospectively, with retrospective application permitted. We are currently evaluating the impact of this standard on the related disclosures.
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

In May 2026, the FASB issued ASU 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and related environmental credit obligations. The guidance is intended to improve consistency in accounting for environmental credits and the obligations that may be settled using such credits. The amendments are effective for annual and interim periods beginning in 2028. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.
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
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types. Revenue by geography for the three and six months ended June 30, 2026 and 2025 was as follows:

	Reportable Segments
	Three Months Ended
	June 30, 2026		June 30, 2025
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$979.1	$20.6	$854.7	$25.1
Europe and Central Asia	638.1	32.4	671.3	30.6
Africa	314.9	17.3	247.7	14.0
North America	220.5	105.9	250.1	109.8
Asia Pacific	201.4	22.2	115.2	21.0
Middle East	132.9	77.8	77.3	117.9
Total revenue	$2,486.9	$276.2	$2,216.3	$318.4

	Reportable Segments
	Six Months Ended
	June 30, 2026		June 30, 2025
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$1,859.9	$39.4	$1,483.0	$45.7
Europe and Central Asia	1,085.8	62.0	1,153.0	58.9
Africa	717.7	27.9	499.7	21.5
North America	500.9	220.8	541.4	226.1
Asia Pacific	338.6	42.3	365.7	43.7
Middle East	192.4	168.1	109.7	219.9
Total revenue	$4,695.3	$560.5	$4,152.5	$615.8

Revenue by contract type for the three and six months ended June 30, 2026 and 2025 was as follows:

	Reportable Segments
	Three Months Ended
	June 30, 2026		June 30, 2025
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,671.1	$104.9	$1,421.5	$111.8
Products	815.8	171.3	794.8	206.6
Total revenue	$2,486.9	$276.2	$2,216.3	$318.4

	Reportable Segments
	Six Months Ended
	June 30, 2026		June 30, 2025
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$2,846.5	$215.0	$2,679.2	$219.5
Products	1,848.8	345.5	1,473.3	396.3
Total revenue	$4,695.3	$560.5	$4,152.5	$615.8
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
The following table provides information about net contract liabilities as of June 30, 2026 and December 31, 2025:

(In millions)	June 30, 2026	December 31, 2025
Contract assets	$1,295.5	$1,065.5
Contract liabilities	(2,358.9)	(2,148.9)
Net contract liabilities	$(1,063.4)	$(1,083.4)
The increase in our contract assets from December 31, 2025 to June 30, 2026 was primarily due to the timing of project milestones.
The increase in our contract liabilities was primarily driven from an overall portfolio mix enabling client cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended June 30, 2026 and 2025 that was included in the contract liabilities balance as of December 31, 2025 and 2024 was $383.3 million and $340.8 million, respectively, and for the six months ended June 30, 2026 and 2025 was $839.7 million and $950.0 million, respectively.
Net revenue recognized from our performance obligations satisfied or partially satisfied in previous periods had a favorable impact of $36.9 million and $51.7 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025 we had a favorable impact of $95.1 million and $71.1 million, respectively. For the three and six months ended June 30, 2026 and 2025, there were no projects with an individually material impact.
The net impact of changes in contract estimates on gross profit was unfavorable by $17.2 million and favorable by $39.4 million for the three and six months ended June 30, 2026, respectively and favorable by $123.3 million and $137.7 million, for the comparable prior year periods, respectively.

For the three months ended June 30, 2026, cost estimate revisions on certain projects resulted in an unfavorable impact on gross profit of $73.3 million, which was partially offset by favorable updates across the project portfolio totaling $56.1 million. For the three and six months ended June 30, 2025, certain projects had changes in cost estimates resulting in favorable impacts of $115.5 million and $118.7 million, respectively.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO”) represent the portion of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the reporting date and reflect only the contract term for which the Company has present enforceable rights and obligations. As of June 30, 2026, RUPO was $16.4 billion. TechnipFMC expects to recognize revenue on approximately 24.6% of this amount during the remainder of 2026 and 75.4% thereafter.
The following table details the RUPO for each business segment as of June 30, 2026:

(In millions)	2026	2027	Thereafter	Total
Subsea	$3,778.8	$5,248.8	$6,805.6	$15,833.2
Surface Technologies	264.2	157.0	185.6	606.8
Total remaining unsatisfied performance obligations	$4,043.0	$5,405.8	$6,991.2	$16,440.0
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

Information by business segment
The following presents financial information on our business segments:

	Three Months Ended June 30,
	2026			2025
	Subsea	Surface Technologies	Total	Subsea	Surface Technologies	Total
(In millions)
Revenue	$2,486.9	$276.2	$2,763.1	$2,216.3	$318.4	$2,534.7
Less:
Cost of sales(a)	1,866.4	217.5		1,700.8	247.4
Other segment items(b)	134.0	19.7		135.2	47.6
Operating profit	$486.5	$39.0		$380.3	$23.4

	Six Months Ended June 30,
	2026			2025
	Subsea	Surface Technologies	Total	Subsea	Surface Technologies	Total
(In millions)
Revenue	$4,695.3	$560.5	$5,255.8	$4,152.5	$615.8	$4,768.3
Less:
Cost of sales(a)	3,560.7	440.1		3,240.7	484.0
Other segment items(b)	299.1	44.3		283.6	78.2
Operating profit	$835.5	$76.1		$628.2	$53.6
(a)These significant expenses are easily computable from profit measures that are regularly provided to the chief operating decision maker.
(b)Other segment items include selling, general and administrative expense, research and development expense, income from equity affiliates and restructuring, impairment and other expenses.

The following is a reconciliation of total segment operating profit to income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Subsea	$486.5	$380.3	$835.5	$628.2
Surface Technologies	39.0	23.4	76.1	53.6
Total segment operating profit	525.5	403.7	$911.6	681.8

Corporate items
Corporate expense(a)	(26.4)	(26.6)	(63.5)	(52.4)
Net interest expense	(3.6)	(14.4)	(9.6)	(24.3)
Foreign exchange gain (loss), net	(19.3)	12.1	(6.5)	—
Total corporate items	(49.3)	(28.9)	(79.6)	(76.7)
Income before income taxes(b)	$476.2	$374.8	$832.0	$605.1
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other administrative expenses.
(b)Includes amounts attributable to non-controlling interests.

Segment assets were as follows:

(In millions)	June 30, 2026	December 31, 2025
Segment assets
Subsea	$7,487.3	$6,900.3
Surface Technologies	1,174.2	1,145.6
Total segment assets	8,661.5	8,045.9
Corporate (a)	1,706.9	2,072.3
Total assets	$10,368.4	$10,118.2
(a)Corporate includes cash, deferred income tax balances, property, plant and equipment, intangible assets, assets not associated with a specific segment, and the fair value of derivative financial instruments.
Other business segment information is as follows:

	Capital Expenditures		Depreciation and Amortization		Research and Development Expense
	Three Months Ended June 30,
(In millions)	2026	2025	2026	2025	2026	2025
Subsea	$59.3	$54.3	$85.2	$104.4	$24.6	$12.8
Surface Technologies	3.1	14.4	11.8	10.7	1.1	1.3
Subtotal	62.4	68.7	97.0	115.1	25.7	14.1
Corporate	(2.3)	14.9	0.1	0.1	—	—
Total	$60.1	$83.6	$97.1	$115.2	$25.7	$14.1

	Capital Expenditures		Depreciation and Amortization		Research and Development Expense
	Six Months Ended June 30,
(In millions)	2026	2025	2026	2025	2026	2025
Subsea	$104.5	$105.9	$177.0	$190.9	$41.3	$31.1
Surface Technologies	11.0	21.2	23.5	26.4	2.2	2.1
Subtotal	115.5	127.1	200.5	217.3	43.5	33.2
Corporate	0.2	18.3	0.2	0.3	—	—
Total	$115.7	$145.4	$200.7	$217.6	$43.5	$33.2

NOTE 5. EARNINGS PER SHARE
The following table reconciles the number of shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net income attributable to TechnipFMC plc	$362.7	$269.5	$623.2	$411.5

Weighted average number of shares outstanding	396.2	415.4	398.1	418.3
Dilutive effect of awards granted under our stock incentive plans	8.3	5.1	8.9	7.9
Total shares and dilutive securities	404.5	420.5	407.0	426.2

For the three and six months ended June 30, 2026 and three months ended June 30, 2025, 0.1 million, 0.1 million, and 0.2 million shares, respectively were excluded from the calculation of diluted weighted average number of shares, because their effect would be anti-dilutive.
NOTE 6. RECEIVABLES
We manage our receivables portfolios using published default risk as a key credit quality indicator for our loans and receivables. Our loans receivables and other are related to a loan converted from a dividend receivable from an equity investment, sales of long-lived assets or businesses, loans to related parties for capital expenditure purposes, or security deposits for lease arrangements.
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	June 30, 2026			December 31, 2025
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating Aa3 - Ba1	2022-2025	$126.8	Moody’s rating Aa3 - Ba1	2022-2025	$129.1
Total financial assets			$126.8			$129.1
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
The table below shows the roll-forward of allowance for credit losses for trade receivables as of June 30, 2026 and 2025, respectively.

(In millions)	2026	2025
Allowance for credit losses at January 1,	$45.3	$43.4
Current period provision (release) for expected credit losses	(3.1)	8.1
Recoveries	—	$(0.1)
Allowance for credit losses at June 30,	$42.2	$51.4
Trade receivables are due in one year or less. Certain financial assets were past due as of the reporting date; however, none were on non-accrual status, and the related credit risk is reflected in the allowance for expected credit losses.
NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Raw materials	$473.8	$414.6
Work in process	226.6	212.6
Finished goods	542.2	525.8
Inventories, net	$1,242.6	$1,153.0

NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Value-added tax receivables	$146.0	$228.1
Advances paid to suppliers	141.0	112.1
Prepaid expenses	104.8	98.5
Withholding tax and other receivables	66.4	78.3
Other	28.6	27.8
Total other current assets	$486.8	$544.8
Other current liabilities consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Accrued payroll	$193.5	$202.1
Social security and payroll taxes	89.0	103.7
Compensation accrual	81.8	159.3
Warranty accruals and project contingencies	78.9	82.6
Consideration payable	55.3	55.6
Value-added tax and other taxes payable	53.4	53.7
Legal provisions	52.6	59.1
Provisions for operational commitments	44.5	59.6
Other accrued liabilities	119.9	98.0
Total other current liabilities	$768.9	$873.7
NOTE 9. INVESTMENTS
Income from equity affiliates, which is included in our Subsea segment, was $13.8 million and $10.3 million for the three months ended June 30, 2026 and 2025, respectively, and $18.3 million and $19.7 million, for the six months ended June 30, 2026 and 2025, respectively.
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
In June 2023, Dofcon Brasil AS declared a $170.0 million dividend to its joint venture partners. In December 2023, the joint venture partners agreed to convert their outstanding dividend receivable into a long-term loan receivable from Dofcon. As a result of this conversion, our 50% share of the receivable, due June 26, 2028, is classified as a long-term loan receivable in other assets on our condensed consolidated balance sheets.
Dofcon Navegacao Ltda. and Techdof Brasil AS have debts related to loans on their vessels. TechnipFMC and DOF provide guarantees for the debts, and our share of the guarantees was $228.9 million as of June 30, 2026.

NOTE 10. DEBT
Overview
Debt consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
4.00% 2012 Private Placement Notes due 2027	$85.5	$88.1
4.00% 2012 Private Placement Notes due 2032	114.0	117.3
3.75% 2013 Private Placement Notes due 2033	114.0	117.3
Bank borrowings and other	91.9	111.0
Unamortized debt issuance costs and discounts	(3.5)	(3.7)
Total debt	$401.9	$430.0
Less: Short-term debt and current portion of long-term debt	115.3	34.3
Long-term debt	$286.6	$395.7
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
Availability of borrowings under the Credit Agreement is reduced by outstanding commercial paper and letters of credit issued against the facility. As of June 30, 2026, there were no letters of credit or commercial paper outstanding, and our availability under the Credit Agreement was $1.25 billion.

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

On September 5, 2025, Moody’s upgraded the Company’s credit rating from ‘Baa3’ to ‘Baa2’. As a result of the upgrade, the rate for Term Benchmark (as defined in the Credit Agreement) loans is 1.25% and the rate for base rate loan is 0.25%. The Credit Agreement is subject to customary representations and warranties, covenants, events of default, mandatory repayment provisions, and financial covenants.
Commercial Paper - On June 23, 2025, we entered into commercial paper dealer agreements (each a “Dealer Agreement”) with two dealers (each, a “Dealer” and, collectively, the “Dealers”) for our $1.0 billion commercial paper program (the “Program”). Under the Program, we may issue unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Amounts available under the Program may be borrowed, repaid, and re‑borrowed from time to time, with the aggregate principal amount of Notes outstanding under the Program at any time not to exceed $1.0 billion. The Notes have maturities of up to 364 days from date of issuance and rank at least pari passu with our other unsecured and unsubordinated indebtedness. Our available capacity under our Revolving Credit Facility is reduced by any outstanding commercial paper issued against the facility.
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
As of June 30, 2026, TechnipFMC was in compliance with all debt covenants.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of June 30, 2026, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	983.9	1,121.2
British pound	874.0	1,155.0
Norwegian krone	9,290.0	936.2
Australian dollar	490.7	337.9
Malaysian ringgit	251.1	61.5
Singapore dollar	75.6	58.4
Brazilian real	(149.1)	(28.8)
Indian rupee	2,068.2	21.8
Indonesian rupiah	744,211.8	41.6
Canadian dollar	(76.7)	(53.9)
U.S. dollar	(3,787.5)	3,787.5
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of June 30, 2026, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	48.9	9.4
Euro	(9.5)	(10.8)
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

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	June 30, 2026		December 31, 2025
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$242.2	$246.3	$404.4	$354.7
Long-term - Derivative financial instruments	162.2	181.8	179.2	202.4
Total derivatives designated as hedging instruments	404.4	428.1	583.6	557.1
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$9.4	$49.5	$37.7	$3.6
Long-term - Derivative financial instruments	—	—	7.9	—
Total derivatives not designated as hedging instruments	9.4	49.5	45.6	3.6
Total derivatives	$413.8	$477.6	$629.2	$560.7
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $33.5 million and $44.0 million, as of June 30, 2026 and December 31, 2025, respectively. We expect to transfer an approximate $93.2 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2029.
The following table presents the gains recognized in OCI related to derivative instruments designated as cash flow hedges:

	Gain Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Foreign exchange contracts	$6.2	$47.0	$33.5	$104.1

The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025:

(In millions)	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$15.4	$(8.2)	$12.2	$(14.0)	$13.0	$(6.1)
Amounts excluded from effectiveness testing	26.4	(14.4)	(41.7)	5.8	1.1	(9.1)
Total cash flow hedge gain (loss) recognized in income	41.8	(22.6)	(29.5)	(8.2)	14.1	(15.2)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	0.4	15.5	1.2	(0.4)	—	13.2
Total(a)	$42.2	$(7.1)	$(28.3)	$(8.6)	$14.1	$(2.0)

(In millions)	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$15.7	$10.4	$11.8	$(22.8)	$25.5	$(9.1)
Amounts excluded from effectiveness testing	41.5	(34.8)	(35.9)	8.0	5.1	(20.1)
Total cash flow hedge gain (loss) recognized in income	57.2	(24.4)	(24.1)	(14.8)	30.6	(29.2)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	1.9	(1.1)	7.3	(1.6)	0.1	31.9
Total(a)	$59.1	$(25.5)	$(16.8)	$(16.4)	$30.7	$2.7
(a) The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for the three and six months ended June 30, 2026 and 2025.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually, and assets and liabilities are not offset. As of June 30, 2026 and December 31, 2025, we had no collateralized derivative contracts. The following tables present both gross and net information of recognized derivative instruments:

	June 30, 2026			December 31, 2025
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$413.8	$(214.0)	$199.8	$629.2	$(227.1)	$402.1
Derivative liabilities	$477.6	$(214.0)	$263.6	$560.7	$(227.1)	$333.6

NOTE 12. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2026				December 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	$36.4	$36.4	$—	$—	$32.5	$32.5	$—	$—
Money market and stable value fund	5.7	—	4.8	—	3.6	—	3.1	—
Derivative financial instruments
Foreign exchange contracts	413.8	—	413.8	—	629.2	—	629.2	—
Total assets	$455.9	$36.4	$418.6	$—	$665.3	$32.5	$632.3	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	477.6	—	477.6	—	560.7	—	560.7	—
Total liabilities	$477.6	$—	$477.6	$—	$560.7	$—	$560.7	$—
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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes and senior notes was $290.2 million and $296.4 million as of June 30, 2026 and December 31, 2025, respectively.
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
NOTE 13. INCOME TAXES
The provision for income taxes for the six months ended June 30, 2026 and 2025 was $210.0 million and $193.5 million, respectively, resulting in effective tax rates of 25.2% and 32.0%, respectively. The decrease in effective tax rate is primarily due to the geographic distribution of earnings.
Our effective tax rate varies from period to period due to changes in the geographic mix of earnings, as foreign earnings can be subject to different tax rates than in the United Kingdom.
NOTE 14. STOCKHOLDERS’ EQUITY
On February 17, 2026, the Company announced that its Board of Directors authorized and declared a quarterly cash dividend of $0.05 per share, payable on April 1, 2026 to shareholders and represents $0.20 per share on an annualized basis. The cash dividends paid during the three and six months ended June 30, 2026 were $19.8 million and $39.7 million, respectively and for the three and six months ended June 30, 2025 were $20.6 million and $41.6 million, respectively.
On October 22, 2025, our Board of Directors authorized additional share repurchases of up to $2.0 billion, increasing the Company’s total share repurchase authorization to $3.8 billion. Pursuant to this share repurchase program, we repurchased $420.1 million and $684.9 million during the three and six months ended June 30, 2026, respectively, and $250.1 million and $500.2 million during the three and six months ended June 30, 2025, respectively.
Based upon the remaining repurchase authority of $1.5 billion and the closing stock price as of June 30, 2026, approximately 22.5 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $2.3 billion of ordinary shares through June 30, 2026. All repurchased shares were cancelled.
Accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025 consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
March 31, 2026	$(1,181.1)	$(20.4)	$(145.8)	$(1,347.3)	$(5.9)
Other comprehensive income (loss) before reclassifications, net of tax	(14.1)	1.4	0.7	(12.0)	(1.3)
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	—	(14.5)	0.7	(13.8)	—
Other comprehensive income (loss), net of tax	(14.1)	(13.1)	1.4	(25.8)	(1.3)
June 30, 2026	$(1,195.2)	$(33.5)	$(144.4)	$(1,373.1)	$(7.2)

March 31, 2025	$(1,296.3)	$(71.7)	$(154.8)	$(1,522.8)	$(6.1)
Other comprehensive income (loss) before reclassifications, net of tax	121.2	50.7	(3.4)	168.5	0.2
Reclassification adjustment for net losses included in net income, net of tax	—	4.8	2.4	7.2	—
Other comprehensive income (loss), net of tax	121.2	55.5	(1.0)	175.7	0.2
June 30, 2025	$(1,175.1)	$(16.2)	$(155.8)	$(1,347.1)	$(5.9)

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2025	$(1,176.4)	$(44.0)	$(137.0)	$(1,357.4)	$(5.9)
Other comprehensive income (loss) before reclassifications, net of tax	(18.8)	41.6	(9.1)	13.7	(1.3)
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	(31.1)	1.7	(29.4)	—
Other comprehensive income (loss), net of tax	(18.8)	10.5	(7.4)	(15.7)	(1.3)
June 30, 2026	$(1,195.2)	$(33.5)	$(144.4)	$(1,373.1)	$(7.2)

December 31, 2024	$(1,386.3)	$(131.6)	$(154.9)	$(1,672.8)	$(6.2)
Other comprehensive income (loss) before reclassifications, net of tax	211.2	109.9	(5.7)	315.4	0.3
Reclassification adjustment for net losses included in net income, net of tax	—	5.5	4.8	10.3	—
Other comprehensive income, net of tax	211.2	115.4	(0.9)	325.7	0.3
June 30, 2025	$(1,175.1)	$(16.2)	$(155.8)	$(1,347.1)	$(5.9)
Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Income (loss)				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$15.4	$(14.0)	$15.7	$(22.8)	Revenue
	(8.2)	13.0	10.4	25.5	Cost of sales
	12.2	(6.0)	11.8	(9.0)	Other income (expense), net
	19.4	(7.0)	37.9	(6.3)
	4.9	(2.2)	6.8	(0.8)	Provision (benefit) for income taxes
	$14.5	$(4.8)	$31.1	$(5.5)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$—	$—	$(0.1)	$(0.1)	Other income (expense), net(a)
Amortization of net actuarial loss	(0.9)	(3.0)	(2.0)	(6.0)	Other income (expense), net(a)
	(0.9)	(3.0)	(2.1)	(6.1)
	(0.2)	(0.6)	(0.4)	(1.3)	Provision (benefit) for income taxes
	$(0.7)	$(2.4)	$(1.7)	$(4.8)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

NOTE 15. SHARE-BASED COMPENSATION
On April 28, 2022, we adopted the TechnipFMC plc 2022 Incentive Award Plan (as amended and restated from time to time, the “Plan”), and we were able to grant certain incentives and awards to our officers, employees, non-employee directors, and consultants of the Company and its subsidiaries. Awards included share options, share appreciation rights, performance stock units, restricted stock units, restricted shares, or other awards authorized under the Plan.

In 2025, our Board of Directors granted one-time PSU awards under the shareholder approved Value Creation Plan (“VCP”) to certain executives with overall payout capped at 3.6 million PSUs. As of June 30, 2026, the performance-based vesting condition, return on invested capital ("ROIC"), was considered probable.
Share-based compensation expense for non-vested performance stock units, restricted stock units, and VCP awards was $15.9 million and $71.4 million for the three and six months ended June 30, 2026, respectively, and $17.4 million and $31.5 million for the three and six months ended June 30, 2025, respectively.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, trade in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. As of June 30, 2026 and December 31, 2025, the amounts due to suppliers participating in the SCF were $143.7 million and $123.2 million, respectively.
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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	June 30, 2026
Financial guarantees(a)	$188.8
Performance guarantees(b)	2,412.9
Maximum potential undiscounted payments	$2,601.7
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

Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of June 30, 2026 and December 31, 2025, and that the ultimate resolution of such matters will not materially affect our condensed consolidated financial position, results of operations, or cash flows.
NOTE 18. RELATED PARTY TRANSACTIONS
Trade receivables, payables, revenues, and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, were not material as of and for the three and six months ended June 30, 2026 and the comparable period of the prior year. Related parties are defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures.
Loan receivables from Dofcon, including accrued interest, were $95.6 million and $98.9 million as of June 30, 2026 and December 31, 2025, respectively.
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
Legislation has since been enacted in the U.K., under the Pension Schemes Act 2026, to provide a mechanism by which affected pension plans may, subject to satisfying certain statutory conditions, obtain retrospective actuarial confirmation of historic benefit changes. The trustees of the U.K. pension plans are evaluating any actions that may be required. Based on information currently available, the Company does not believe the matter is expected to have a material impact on the measurement of its pension liabilities in respect of the U.K. pension plans.
NOTE 20. SUBSEQUENT EVENTS
On July 28, 2026, the Company announced that its Board of Directors has authorized and declared a quarterly cash dividend of $0.05 per share, payable on September 2, 2026 to shareholders of record as of the close of business on the New York Stock Exchange on August 18, 2026, which is also the ex-dividend date.
In July 2026, the Compensation and Talent (“C&T”) Committee reviewed the Company's performance results under the VCP and determined that the ROIC target has been achieved for the 12-month period ended June 30, 2026, with ROIC 60% higher than before the VCP was adopted. Upon achievement of the ROIC target, the number of PSUs earned is determined based on the 12-month volume weighted average share price ("VWAP"). Based on a VWAP of $52.02 as of June 30, 2026, the C&T Committee approved the performance results and the vesting of approximately 2.3 million PSUs under the VCP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook - The global economy is expected to show moderate growth in 2026, led by India, China, and the United States. Resilient consumer spending and easing of monetary policy in key regions should be essential drivers of economic growth. Continued investment in artificial intelligence (AI) is expected to provide additional support. Military activity in the Middle East, shifting trade and inflation dynamics, and an uneven global recovery present risk to the growth outlook.
Persistent geopolitical conflict underscores the strategic importance of energy security worldwide. The current conflict in the Middle East also demonstrates how quickly regional disruptions in the production and transportation of oil and natural gas can impact the balance of global supply. We believe the significant impacts to both security and energy supply resulting from the conflict are likely to have lasting effects on the perceived risk assigned to the region.

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

The long-term outlook for oil and natural gas remains positive. Oil is projected to remain the largest primary energy source, with global demand for natural gas projected to significantly increase, largely due to growth in both electricity demand and industrial activity in developing countries. A significant portion of future gas needs will be sourced from offshore reservoirs, utilizing liquefied natural gas (“LNG”) infrastructure to enable transport from major gas producing regions—including the Middle East, Asia Pacific, and Africa—to a broader set of consuming economies. Renewables investment continues, although at a slower pace than previously forecast. Notably, the International Energy Agency revised its market outlook, projecting that oil demand could grow through 2050—a major shift from its previous view that demand would peak by 2030.

Within offshore, we are seeing more clients adopt a portfolio approach to development. Instead of focusing on the next project exclusively, operators are taking a broader portfolio view of their opportunities—executing a vision for their entire asset base. One example of this change is simultaneous development of greenfield assets, where an operator will carry out multiple projects in parallel rather than waiting for completion of the first project to incorporate learnings into subsequent phases. By executing as a single unit, operators benefit from integration and standardization that enable them to reach target production more quickly and economically than would be possible as standalone projects.

We also believe that offshore will play a meaningful role in the development of renewable energy resources and the reduction of carbon emissions. Our efforts are focused on greenhouse gas (“GHG”) removal, offshore floating renewables, and hydrogen solutions. We are also building on our partnerships as we look to expand our position as the leading architect for offshore energy.

In our New Energy business, we are executing multiple first-of-its-kind project awards, including the Mero 3 HISEP® project for Petrobras offshore Brazil. This project is enabling the capture, processing, and reinjection of CO2-rich dense gases on the seabed to reduce emission intensity while increasing production. In the UK, we are executing the first all-electric, subsea integrated engineering, procurement, construction and installation (“iEPCI®”)for carbon capture and storage for the Northern Endurance Partnership, a joint venture between bp, Equinor, and TotalEnergies.

Subsea - Innovative approaches to subsea projects have improved project economics through more efficient design and installation of the entire subsea field architecture. Our integrated commercial model, iEPCI®, brought together the complementary work scopes of the subsea production system (“SPS”) with the subsea umbilicals, risers, and flowlines (“SURF”), and installation vessels. iEPCI® created a new market and helped grow the deepwater opportunity set for our clients. We also foresee the expanding reach of Subsea Services, derived from an aging installed base that continues to grow.

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

With Subsea 2.0® and CTO, we have designed an architecture, process, tools, and culture that are scalable and transformational to the future of our company. Subsea 2.0® has allowed us to redefine our sourcing strategy and transform our manufacturing flow, resulting in up to 25 percent lower product cost and as much as a 12-month reduction in delivery time for subsea production equipment—savings that are both real and sustainable. This has paved the way for us to adopt a similar operating model for other products within our portfolio, enabling an enterprise-wide way of working.

Given these significant improvements, more offshore discoveries can be developed economically below current oil prices. We believe these fundamental changes are sustainable as a result of new business models and technology pioneered by our company—all of which serve as key enablers in our relentless pursuit of the reduction of project cycle time.

There is also momentum in new offshore frontiers as nations look to expand economic growth through the development of natural resources. We were awarded an iEPCI® contract for TotalEnergies’ GranMorgu project—the first subsea development in Suriname. In Namibia, there have been multiple discoveries, and operators have initiated appraisal drilling campaigns. We recently announced our participation in Mozambique for Eni’s Coral North project, and we believe that other opportunities in the region will soon follow. We remain confident that further exploration and appraisal activity will result in new projects in other new basins for some time.

As we look beyond the current year, we believe that offshore developments will continue to receive an increasing share of capital investment. The change in spending allocation is due in part to the significant improvements made in developing the large, high quality, and prolific reservoirs found offshore. Innovations such as Subsea 2.0® and iEPCI® also help provide customers with greater schedule certainty in project execution. We believe this combination of higher economic returns and greater project certainty will provide sustainability to current activity levels offshore, reinforcing our confidence that activity will remain strong through the end of the decade and beyond.

Surface Technologies – North American activity is among the most impacted by commodity prices given the relatively high cost of development in the region. Our surface activities on US land represented less than five percent of total Company revenue in 2025.

International markets comprise a significant portion of segment revenue, representing 65 percent in 2025. These markets are less cyclical, as most activities are undertaken by national oil companies with long-term investment horizons and a lower cost of development. This is most evident in the Middle East, where we have made the investment needed to assist our customers in achieving their desired growth in production. TechnipFMC’s unique capabilities in these markets—which demand higher-specification equipment and local presence, including a services footprint—provides a differentiated growth opportunity for our company.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended
	June 30,		Change
(In millions, except %)	2026	2025	$	%
Revenue	$2,763.1	$2,534.7	$228.4	9.0

Costs and expenses
Cost of sales	2,078.4	1,941.4	137.0	7.1
Selling, general and administrative expense	169.3	173.2	(3.9)	(2.3)
Research and development expense	25.7	14.1	11.6	82.3
Restructuring, impairment and other expenses	5.0	16.4	(11.4)	(69.5)
Total costs and expenses	2,278.4	2,145.1	133.3	6.2

Other expense, net	(18.7)	(10.7)	(8.0)	(74.8)
Income from equity affiliates	13.8	10.3	3.5	34.0
Net interest expense	(3.6)	(14.4)	10.8	75.0
Income before income taxes	476.2	374.8	101.4	27.1
Provision for income taxes	114.1	106.5	7.6	7.1
Net income	362.1	268.3	93.8	35.0
Net loss attributable to non-controlling interests	0.6	1.2	(0.6)	(50.0)
Net Income attributable to TechnipFMC plc	$362.7	$269.5	$93.2	34.6
Revenue
Revenue increased by $228.4 million during the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to an increase in Subsea revenue of $270.6 million. This growth was driven by the conversion of backlog, which was 17.4% higher as of December 31, 2025, when compared to December 31, 2024, resulting in increased revenue activity across iEPCI® and SPS supply activities, particularly in Latin America, Asia Pacific, Africa, and the Middle East. This increase was partially offset by lower activity in Europe and North America.
Gross Profit
Gross profit (revenue less cost of sales) increased to $684.7 million during the three months ended June 30, 2026, compared to $593.3 million in the prior-year period. The increase was primarily attributable to an increase in Subsea gross profit of $104.8 million, of which $62.8 million was due to volume increase and $42.1 million was due to favorable activity mix.
Selling, General and Administrative Expense
Selling, general and administrative expense was largely unchanged compared to the prior-year period.
Restructuring, impairment and other expenses
Restructuring, impairment and other expenses decreased by $11.4 million compared to the prior-year period. This decrease was primarily due to business transformation initiatives within Surface Technologies incurred during the three months ended June 30, 2025, and was partially offset by $5.5 million of impairment and restructuring costs in Subsea recognized during the three months ended June 30, 2026.
Other Expense, Net
Other expense, net increased $8.0 million year-over-year, primarily due to higher foreign currency remeasurement losses, partially offset by lower non-operating charges. Other expense, net primarily includes foreign currency remeasurement gains and losses on net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and other non-operating items.

Net Interest Expense
Net interest expense of $3.6 million decreased by $10.8 million in the three months ended June 30, 2026, compared to the same period in 2025, primarily due to the net decrease in outstanding debt year-over-year.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2026 and 2025 was $114.1 million and $106.5 million, respectively, resulting in effective tax rates of 24.0% and 28.4%, respectively. The decrease in effective tax rate is primarily due to the geographic distribution of earnings.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Six Months Ended
	June 30,		Change
(In millions, except %)	2026	2025	$	%
Revenue	$5,255.8	$4,768.3	$487.5	10.2

Costs and expenses
Cost of sales	3,985.8	3,710.1	275.7	7.4
Selling, general and administrative expense	385.2	357.4	27.8	7.8
Research and development expense	43.5	33.2	10.3	31.0
Restructuring, impairment and other expenses	5.6	17.6	(12.0)	(68.2)
Total costs and expenses	4,420.1	4,118.3	301.8	7.3

Other expense, net	(12.4)	(40.3)	27.9	69.2
Income from equity affiliates	18.3	19.7	(1.4)	(7.1)
Net interest expense	(9.6)	(24.3)	14.7	60.5
Income before income taxes	832.0	605.1	226.9	37.5
Provision for income taxes	210.0	193.5	16.5	8.5
Net income	622.0	411.6	210.4	51.1
Net (income) loss attributable to non-controlling interests	1.2	(0.1)	1.3	N/M
Net income attributable to TechnipFMC plc	$623.2	$411.5	$211.7	51.4
Revenue
Revenue increased by $487.5 million during the six months ended June 30, 2026, compared to the prior-year period. The increase was primarily attributable to an increase in Subsea revenue of $542.8 million. This growth was driven by the conversion of backlog, which was 17.4% higher as of December 31, 2025, when compared to December 31, 2024, resulting in increased revenue activity across iEPCI®, SPS supply and services activities, particularly in Latin America, Africa, and the Middle East. This increase was partially offset by lower activity in Europe and North America.
Gross Profit
Gross profit (revenue less cost of sales) increased to $1,270.0 million during the six months ended June 30, 2026, compared to $1,058.2 million in the prior-year period. The increase was primarily attributable to an increase in Subsea gross profit of $222.7 million, of which $126.0 million was due to volume increase and $96.8 million was due to favorable activity mix.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $27.8 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily driven by higher share-based compensation expenses.
Restructuring, impairment and other expenses
Restructuring, impairment and other expenses decreased by $12.0 million year-over-year, primarily due to $19.0 million of business transformation initiatives within Surface Technologies incurred in the prior-year period, partially offset by $5.6 million of impairment and restructuring costs primarily within Subsea recognized during the six months ended June 30, 2026.
Other Income (Expense), Net
Other expense, net decreased $27.9 million year-over-year, primarily due to lower other non-operating charges, partially offset by higher foreign currency remeasurement losses.

Net Interest Expense
Net interest expense of $9.6 million decreased by $14.7 million in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the reduction in outstanding debt year-over-year.
Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2026 and 2025 was $210.0 million and $193.5 million, respectively, resulting in effective tax rates of 25.2% and 32.0%, respectively. The decrease in effective tax rate is primarily due to the geographic distribution of earnings.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED JUNE 30, 2026 AND 2025
Subsea

	Three Months Ended
	June 30,		Change
(In millions, except % and pts.)	2026	2025	$	%
Revenue	$2,486.9	$2,216.3	$270.6	12.2
Operating profit	$486.5	$380.3	$106.2	27.9

Operating profit as a percentage of revenue	19.6%	17.2%		2.4 pts.
Subsea revenue increased by $270.6 million during the three months ended June 30, 2026, compared to the same period in 2025, driven by increased backlog in 2025 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. The increase in revenue was driven by iEPCI® and SPS supply activities, primarily $124.3 million from Latin America, $86.2 million from Asia Pacific, $67.2 million from Africa and $55.6 million from the Middle East. The rest of the world contributed a net decrease of $62.7 million primarily driven by project completions mainly in Europe and North America.
Subsea operating profit for the three months ended June 30, 2026 increased by $106.2 million compared to the prior-year period. This was largely due to higher volume, which contributed $62.8 million, and favorable activity mix, which added $42.1 million.

Surface Technologies

	Three Months Ended
	June 30,		Change
(In millions, except % and pts.)	2026	2025	$	%
Revenue	$276.2	$318.4	$(42.2)	(13.3)
Operating profit	$39.0	$23.4	$15.6	66.7

Operating profit as a percentage of revenue	14.1%	7.3%		6.8 pts.
Surface Technologies revenue decreased by $42.2 million during the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to a $40.1 million reduction in the Middle East, reflecting the scheduled timing of project related activity and the impact of regional conflict. Revenue in North America decreased by $4.0 million due to lower drilling activity. These declines were partially offset by increased activity across other international markets.
Surface Technologies operating profit for the three months ended June 30, 2026 increased by $15.6 million compared to the prior-year period. The increase was due to the absence of $19.0 million of restructuring and impairment charges incurred in 2025. This benefit was partially offset by $3.4 million of lower activity levels in the Middle East and North America.

Corporate Expense

	Three Months Ended
	June 30,		Change
(In millions, except %)	2026	2025	$	%
Corporate expense	$(26.4)	$(26.6)	$0.2	0.8
Corporate expense were substantially unchanged compared to the prior-year period.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
SIX MONTHS ENDED JUNE 30, 2026 AND 2025
Subsea

	Six Months Ended
	June 30,		Change
(In millions, except % and pts.)	2026	2025	$	%
Revenue	$4,695.3	$4,152.5	$542.8	13.1
Operating profit	$835.5	$628.2	$207.3	33.0

Operating profit as a percentage of revenue	17.8%	15.1%		2.7 pts.
Subsea revenue increased by $542.8 million during the six months ended June 30, 2026, compared to the same period in 2025, driven by increased backlog during 2025 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. The increase in revenue was driven by iEPCI®, SPS supply and services activities, primarily $376.9 million from Latin America, $218.0 million from Africa and $82.7 million from the Middle East. The rest of the world contributed a net decrease of $134.8 million primarily driven by project completions mainly in Europe for $67.2 million and North America for $40.5 million.
Subsea operating profit for the six months ended June 30, 2026 increased by $207.3 million compared to the prior-year period. This was largely due to higher volume, which contributed $126.0 million, and favorable activity mix, which added $96.8 million. These improvements were partially offset by a $15.5 million increase in operating expense related to higher activity.

Surface Technologies

	Six Months Ended
	June 30,		Change
(In millions, except % and pts.)	2026	2025	$	%
Revenue	$560.5	$615.8	$(55.3)	(9.0)
Operating profit	$76.1	$53.6	$22.5	42.0

Operating profit as a percentage of revenue	13.6%	8.7%		4.9 pts.
Surface Technologies revenue decreased by $55.3 million during the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to $51.8 million reduction in the Middle East, reflecting the scheduled timing of project related activity and the impact of regional conflict. Revenue in North America decreased by $5.4 million due to lower drilling activity. These declines were partially offset by increased activity across other international markets.

Surface Technologies operating profit for the six months ended June 30, 2026 increased by $22.5 million, compared to the same period in 2025. This was due to higher activity and favorable mix from international markets which contributed $8.6 million, together with the absence of $19.0 million of business transformation activities incurred in the prior-year period. These favorable impacts were partially offset by a $5.0 million reduction in operating profit due to lower activity levels in the Middle East and North America.

Corporate Expense

	Six Months Ended
	June 30,		Change
(In millions, except %)	2026	2025	$	%
Corporate expense	$(63.5)	$(52.4)	$(11.1)	(21.2)
Corporate expense increased by $11.1 million, compared to the prior-year period, primarily driven by an increase in share-based compensation expense recognized during the first quarter of 2026.
INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Subsea	$2,507.1	$2,553.1	$4,410.8	$5,338.6
Surface Technologies	219.5	277.9	468.2	581.5
Total inbound orders	$2,726.6	$2,831.0	$4,879.0	$5,920.1
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations of project execution.

	Order Backlog
(In millions)	June 30, 2026	December 31, 2025
Subsea	$15,833.2	$15,871.7
Surface Technologies	606.8	699.9
Total order backlog	$16,440.0	$16,571.6
Subsea - Subsea backlog of $15,833.2 million as of June 30, 2026 decreased by $38.5 million compared to December 31, 2025, and was composed of various subsea projects, including TotalEnergies Mozambique LNG and GranMorgu; bp Tiber, Kaskida and NEP; Petrobras Mero 3 HISEP® and Global 24; Shell Orca; Equinor Raia; Vår Energi Ofelia & Gjøa Nord; ENI Coral North; Woodside Great Western Flank Phase 4, and Energean Katlan.
Surface Technologies - Order backlog for Surface Technologies as of June 30, 2026 decreased by $93.1 million compared to December 31, 2025. Surface Technologies’ backlog of $606.8 million as of June 30, 2026, was composed primarily of projects for customers in the Middle East, namely ADNOC and Saudi Aramco. The remaining backlog was composed of various projects in the rest of the world.
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
The following table provides a reconciliation of our cash and cash equivalents to net cash, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$991.8	$1,031.9
Short-term debt and current portion of long-term debt	(115.3)	(34.3)
Long-term debt, less current portion	(286.6)	(395.7)
Net cash	$589.9	$601.9
Cash Flows
Operating cash flows - Operating activities provided $880.5 million and $785.9 million during the six months ended June 30, 2026 and 2025, respectively. The increase of $94.6 million in cash from operating activities was primarily driven by higher net income and certain working capital timing benefits, partially offset by increases in trade receivables and contract assets and lower contract liability inflows in the six months ended June 30, 2026 compared to the same period in 2025.

Investing cash flows - Investing activities required $110.3 million and $140.8 million during the six months ended June 30, 2026 and 2025, respectively. The decrease of $30.5 million in cash used by investing activities was primarily driven by a $29.7 million reduction in capital expenditures in the six months ended June 30, 2026 compared to the same period in 2025.
Financing cash flows - Financing activities required $810.0 million and $880.8 million during the six months ended June 30, 2026 and 2025, respectively. The decrease of $70.8 million in cash used by financing activities was primarily driven by a $226.6 million reduction in debt repayments and an increase of $37.9 million from hedging settlements. These decreases were partially offset by increases of $184.7 million in share repurchases and $8.6 million in payments of taxes withheld on share-based compensation in the six months ended June 30, 2026 compared to the same period in 2025.
Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
Availability of borrowings under the Revolving Credit Facility is reduced by outstanding commercial paper and letters of credit issued against the facility. As of June 30, 2026, there were no letters of credit or commercial paper outstanding, and our availability under the Revolving Credit Facility was $1,250.0 million.
Credit Ratings - On June 9, 2026, Fitch upgraded TechnipFMC, raising its rating to ‘BBB’ from ‘BBB-‘ for both the issuer credit as well as the issuer level ratings on the Company’s senior unsecured notes, while revising the outlook to stable for the issuer-level rating. On the same day, Fitch assigned a rating of ‘F2’ to our short-term debt and commercial paper.

On June 22, 2026, S&P upgraded TechnipFMC, raising its rating to 'BBB' from 'BBB-' for both the issuer credit as well as the issue-level ratings on the Company’s senior unsecured notes, while revising the outlook to stable. On the same day, S&P raised its rating to ‘A-2’ from ‘A-3’ for our short-term debt and commercial paper.

As of June 30, 2026, TechnipFMC was in compliance with all debt covenants. See Note 10 to our consolidated financial statements for further detail.

Dividends - The cash dividends paid during the six months ended June 30, 2026 were $39.7 million. We intend to pay dividends on a quarterly basis, subject to review and approval by our Board of Directors in its sole discretion.
On July 28, 2026, the Company announced that its Board of Directors has authorized and declared a quarterly cash dividend of $0.05 per share, payable on September 2, 2026 to shareholders of record as of the close of business on the New York Stock Exchange on August 18, 2026, which is also the ex-dividend date.
Share Repurchase - We repurchased $684.9 million of ordinary shares during the six months ended June 30, 2026. Based upon the remaining repurchase authority of $1.5 billion and the closing stock price as of June 30, 2026, approximately 22.5 million ordinary shares could be subject to repurchase. All shares repurchased were cancelled.
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
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates. During the six months ended June 30, 2026, there were no changes to our identified critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to market risk has not changed materially since December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective with respect to (i) the accumulation and communication to our management, including our CEO and our CFO, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2026.
The following table summarizes repurchases of our ordinary shares during the three months ended June 30, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2026 to April 30, 2026	—	$—	—	25,293,486
May 1, 2026 to May 31, 2026	5,138,163	$72.01	5,138,163	22,528,178
June 1, 2026 to June 30, 2026	731,475	$68.35	731,475	22,494,278
Total	5,869,638	$71.55	5,869,638
(a)In October 2025, the Board of Directors authorized additional share repurchases of up to $2.0 billion, increasing our total share repurchase authorization to $3.8 billion. For the three months ended June 30, 2026, we repurchased 5,869,638 shares for a total cost of $420.1 million at an average price of $71.55 per share.
(b)Based upon the remaining repurchase authority and the closing stock price as of the last trading date of the respective period.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, one of our officers adopted a Rule 10b5-1 trading arrangement (a “Rule 10b5-1 Plan”). Rule 10b5-1 Plans allow our directors or officers to transact in Company equity pursuant to a non-discretionary written plan adopted at a time when the director or officer is not in possession of material, nonpublic information and require a waiting period of at least 90 days prior to the first trade.

			Plans
Name and Title	Action	Adoption Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Maximum Number of Ordinary Shares to be Sold	Expiration	Duration (in days)
Thierry Conti President, EMS	Adoption	6/22/2026	X		6,000 (Sale) 1,500 (Gift)	The earlier of (i) the date when all securities under the plan are sold and (ii) June 22, 2027	365
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1^	Amendment No. 1 to the TechnipFMC plc 2022 Incentive Award Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2026) (File No. 001-37983)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

^	Indicates a management contract or compensatory plan or arrangement.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ David Light
David Light
Senior Vice President, Controller, and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 30, 2026