Form 10-Q
period 2026-09-30
TechnipFMC plc
filed 2026-10-29
CIK 1681459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2026
Ordinary shares, $1.00 par value per share	388,833,346

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue
Service revenue	$1,770.9	$1,638.6	$4,832.4	$4,537.3
Product revenue	1,124.9	1,008.7	3,319.2	2,878.3
Total revenue	2,895.8	2,647.3	8,151.6	7,415.6

Costs and expenses
Cost of service revenue	1,377.6	1,305.5	3,794.1	3,596.1
Cost of product revenue	789.5	738.0	2,358.8	2,157.5
Selling, general and administrative expense	182.7	173.2	567.9	530.6
Research and development expense	30.1	22.5	73.6	55.7
Restructuring, impairment and other expenses	0.5	3.1	6.1	20.7
Total costs and expenses	2,380.4	2,242.3	6,800.5	6,360.6

Other income (expense), net	3.2	(17.2)	(9.2)	(57.5)
Income from equity affiliates (Note 9)	8.0	9.8	26.3	29.5
Income before net interest expense and income taxes	526.6	397.6	1,368.2	1,027.0
Interest income	8.8	8.3	27.0	28.8
Interest expense	(12.4)	(18.9)	(40.2)	(63.7)
Income before income taxes	523.0	387.0	1,355.0	992.1
Provision for income taxes (Note 13)	104.3	76.1	314.3	269.6
Net income	418.7	310.9	1,040.7	722.5
Net (income) loss attributable to non-controlling interests	(0.3)	(1.2)	0.9	(1.3)
Net income attributable to TechnipFMC plc	$418.4	$309.7	$1,041.6	$721.2

Earnings per share attributable to TechnipFMC plc
Basic	$1.07	$0.76	$2.63	$1.74
Diluted	$1.05	$0.75	$2.59	$1.71

Weighted average shares outstanding (Note 5)
Basic	391.6	409.5	395.9	415.3
Diluted	398.2	415.7	402.6	422.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net income attributable to TechnipFMC plc	$418.4	$309.7	$1,041.6	$721.2
Net (income) loss attributable to non-controlling interests	(0.3)	(1.2)	0.9	(1.3)
Net income	418.7	310.9	1,040.7	722.5

Foreign currency translation adjustments
Net unrealized gains (losses) arising during the period	17.3	19.8	(2.8)	231.3
Foreign currency translation adjustments(a)	17.3	19.8	(2.8)	231.3

Net gains (losses) on hedging instruments
Net gains (losses) arising during the period	0.1	(2.5)	41.7	107.4
Reclassification adjustment for net (gains) losses included in net income	2.6	(1.7)	(28.5)	3.8
Net gains (losses) on hedging instruments(b)	2.7	(4.2)	13.2	111.2

Pension and other post-retirement benefits
Net gains (losses) arising during the period	(0.4)	2.6	(9.5)	(3.1)
Reclassification adjustment for amortization of prior service cost included in net income	0.1	0.1	0.2	0.2
Reclassification adjustment for amortization of net actuarial losses included in net income	0.9	2.3	2.5	7.0
Net pension and other post-retirement benefits(c)	0.6	5.0	(6.8)	4.1

Other comprehensive income, net of tax	20.6	20.6	3.6	346.6
Comprehensive income	439.3	331.5	1,044.3	1,069.1
Comprehensive (income) loss attributable to non-controlling interest	(0.3)	(1.1)	2.2	(1.5)
Comprehensive income attributable to TechnipFMC plc	$439.0	$330.4	$1,046.5	$1,067.6

(a)Net of income tax of nil for the three and nine months ended September 30, 2026 and 2025.
(b)Net of income tax (expense) benefit of $(4.0) million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively, and $11.0 million and $11.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(c)Net of income tax (expense) benefit of $(0.2) million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $(11.3) million and $(1.1) million for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except par value data)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,049.3	$1,031.9
Trade receivables, net of allowances of $40.5 in 2026 and $45.3 in 2025	1,412.6	1,128.6
Contract assets	1,299.9	1,065.5
Inventories, net (Note 7)	1,235.2	1,153.0
Derivative financial instruments (Note 11)	349.9	442.1
Income taxes receivable	121.9	179.4
Other current assets (Note 8)	442.1	544.8
Total current assets	5,910.9	5,545.3
Investments in equity affiliates (Note 9)	233.0	231.1
Property, plant and equipment, net of accumulated depreciation of $3,591.7 in 2026 and $3,543.3 in 2025	2,253.7	2,285.3
Operating lease right-of-use assets	751.3	773.5
Finance lease right-of-use assets	65.3	77.9
Intangible assets, net of accumulated amortization of $867.2 in 2026 and $806.8 in 2025	358.6	425.7
Deferred income taxes	243.1	252.7
Derivative financial instruments (Note 11)	195.0	187.1
Other assets	424.9	339.6
Total assets	$10,435.8	$10,118.2

Liabilities and equity
Short-term debt and current portion of long-term debt (Note 10)	$121.5	$34.3
Operating lease liabilities	192.4	146.7
Finance lease liabilities	28.9	31.0
Accounts payable, trade	1,454.7	1,179.8
Contract liabilities	2,241.1	2,148.9
Derivative financial instruments (Note 11)	366.5	358.3
Income taxes payable	203.2	142.1
Other current liabilities (Note 8)	835.8	873.7
Total current liabilities	5,444.1	4,914.8
Long-term debt, less current portion (Note 10)	282.5	395.7
Operating lease liabilities, less current portion	624.9	673.7
Finance lease liabilities, less current portion	49.4	61.2
Deferred income taxes	140.2	100.8
Derivative financial instruments (Note 11)	221.4	202.4
Other liabilities	335.2	364.3
Total liabilities	7,097.7	6,712.9
Commitments and contingent liabilities (Note 17)
Stockholders’ equity (Note 14)
Ordinary shares, $1.00 par value; 618.3 shares authorized in 2026 and 2025; 389.9 shares and 400.7 shares issued and outstanding in 2026 and 2025, respectively	389.9	400.7
Capital in excess of par value of ordinary shares	7,777.7	8,081.9
Accumulated deficit	(3,484.1)	(3,761.4)
Accumulated other comprehensive loss	(1,352.5)	(1,357.4)
Total TechnipFMC plc stockholders’ equity	3,331.0	3,363.8
Non-controlling interests	7.1	41.5
Total equity	3,338.1	3,405.3
Total liabilities and equity	$10,435.8	$10,118.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash provided by operating activities
Net income	$1,040.7	$722.5
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	301.4	335.9
Employee benefit plan and share-based compensation costs	109.4	62.1
Deferred income tax provision, net	43.4	87.3
Income from equity affiliates, net of dividends received	(1.3)	1.5
Changes in operating assets and liabilities
Trade receivables, net and Contract assets	(524.3)	(123.3)
Inventories, net	(71.6)	(49.6)
Accounts payable, trade	290.6	(278.2)
Contract liabilities	35.8	543.5
Income taxes (receivable) payable, net	64.2	(59.4)
Other current assets and liabilities, net	191.0	45.2
Other operating activities	(68.1)	23.5
Cash provided by operating activities	1,411.2	1,311.0

Cash required by investing activities
Capital expenditures	(176.7)	(222.7)
Other investing activities	11.0	11.7
Cash required by investing activities	(165.7)	(211.0)

Cash required by financing activities
Repayment of debt obligations	(15.8)	(496.4)
Share repurchases	(1,004.9)	(750.2)
Dividends paid	(59.2)	(62.1)
Payments related to taxes withheld on share-based compensation	(146.8)	(69.2)
Other financing activities	(1.5)	(34.5)
Cash required by financing activities	(1,228.2)	(1,412.4)

Effect of changes in foreign exchange rates on cash and cash equivalents	0.1	31.3
Change in cash and cash equivalents	17.4	(281.1)
Cash and cash equivalents, beginning of period	1,031.9	1,157.7
Cash and cash equivalents, end of period	$1,049.3	$876.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2026 and 2025

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2026	$392.8	$7,905.0	$(3,652.9)	$(1,373.1)	$7.3	$3,279.1
Net income	—	—	418.4	—	0.3	418.7
Other comprehensive income	—	—	—	20.6	—	20.6
Issuance of ordinary shares, net of shares withheld for tax	1.4	(70.4)	—	—	—	(69.0)
Share-based compensation	—	31.5	—	—	—	31.5
Shares repurchased and cancelled	(4.4)	(88.5)	(227.1)	—	—	(320.0)
Proceeds from exercise of stock options	—	0.2	—	—	—	0.2
Dividends declared and paid	—	—	(19.5)	—	—	(19.5)
Other	0.1	(0.1)	(3.0)	—	(0.5)	(3.5)
Balance as of September 30, 2026	$389.9	$7,777.7	$(3,484.1)	$(1,352.5)	$7.1	$3,338.1

Balance as of June 30, 2025	$411.0	$8,261.3	$(4,073.6)	$(1,347.1)	$45.0	$3,296.6
Net income	—	—	309.7	—	1.2	310.9
Other comprehensive income (loss)	—	—	—	20.7	(0.1)	20.6
Share-based compensation	—	15.2	—	—	—	15.2
Shares repurchased and cancelled	(6.5)	(133.5)	(110.0)	—	—	(250.0)
Proceeds from exercise of stock options	(0.1)	0.7	—	—	—	0.6
Dividends declared and paid	—	—	(20.5)	—	—	(20.5)
Other	—	—	1.0	—	(0.9)	0.1
Balance as of September 30, 2025	$404.4	$8,143.7	$(3,893.4)	$(1,326.4)	$45.2	$3,373.5

TECHNIPFMC PLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2026 and 2025

(In millions)	Ordinary Shares	Capital in Excess of Par Value of Ordinary Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2025	$400.7	$8,081.9	$(3,761.4)	$(1,357.4)	$41.5	$3,405.3
Net income (loss)	—	—	1,041.6	—	(0.9)	1,040.7
Other comprehensive income (loss)	—	—	—	4.9	(1.3)	3.6
Issuance of ordinary shares, net of shares withheld for tax	3.7	(150.5)	—	—	—	(146.8)
Share-based compensation	—	102.9	—	—	—	102.9
Shares repurchased and cancelled	(14.5)	(293.7)	(696.7)	—	—	(1,004.9)
Proceeds from exercise of stock options	—	3.7	—	—	—	3.7
Dividends declared and paid	—	—	(59.2)	—	—	(59.2)
Other	—	33.4	(8.4)	—	(32.2)	(7.2)
Balance as of September 30, 2026	$389.9	$7,777.7	$(3,484.1)	$(1,352.5)	$7.1	$3,338.1

Balance as of December 31, 2024	$423.0	$8,653.4	$(4,309.8)	$(1,672.8)	$44.6	$3,138.4
Net income	—	—	721.2	—	1.3	722.5
Other comprehensive income		—	—	346.4	0.2	346.6
Issuance of ordinary shares, net of shares withheld for tax	5.2	(74.4)	—	—	—	(69.2)
Share-based compensation	—	46.7	—	—	—	46.7
Shares repurchased and cancelled	(23.7)	(485.3)	(241.2)	—	—	(750.2)
Proceeds from exercise of stock options	—	3.3	—	—	—	3.3
Dividends declared and paid	—	—	(62.1)	—	—	(62.1)
Other	(0.1)	—	(1.5)	—	(0.9)	(2.5)
Balance as of September 30, 2025	$404.4	$8,143.7	$(3,893.4)	$(1,326.4)	$45.2	$3,373.5

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
Disaggregation of Revenue
Revenues are disaggregated by geographic location and contract types. Revenue by geography for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Reportable Segments
	Three Months Ended
	September 30, 2026		September 30, 2025
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$1,092.2	$20.0	$862.1	$22.2
Europe and Central Asia	553.4	33.0	544.5	38.6
Africa	318.7	13.6	374.1	20.0
Asia Pacific	252.0	24.4	162.2	21.4
North America	236.7	108.4	306.0	108.9
Middle East	147.0	96.4	70.3	117.0
Total revenue	$2,600.0	$295.8	$2,319.2	$328.1

	Reportable Segments
	Nine Months Ended
	September 30, 2026		September 30, 2025
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Latin America	$2,952.1	$59.4	$2,345.1	$67.9
Europe and Central Asia	1,639.2	95.0	1,697.5	97.5
Africa	1,036.4	41.5	873.8	41.5
North America	737.6	329.2	847.4	335.0
Asia Pacific	590.6	66.7	527.9	65.1
Middle East	339.4	264.5	180.0	336.9
Total revenue	$7,295.3	$856.3	$6,471.7	$943.9

Revenue by contract type for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Reportable Segments
	Three Months Ended
	September 30, 2026		September 30, 2025
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$1,655.7	$115.2	$1,526.3	$112.3
Products	944.3	180.6	792.9	215.8
Total revenue	$2,600.0	$295.8	$2,319.2	$328.1

	Reportable Segments
	Nine Months Ended
	September 30, 2026		September 30, 2025
(In millions)	Subsea	Surface Technologies	Subsea	Surface Technologies
Services	$4,502.2	$330.2	$4,205.5	$331.8
Products	2,793.1	526.1	2,266.2	612.1
Total revenue	$7,295.3	$856.3	$6,471.7	$943.9
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
The following table provides information about net contract liabilities as of September 30, 2026 and December 31, 2025:

(In millions)	September 30, 2026	December 31, 2025
Contract assets	$1,299.9	$1,065.5
Contract liabilities	(2,241.1)	(2,148.9)
Net contract liabilities	$(941.2)	$(1,083.4)
The increase in our contract assets from December 31, 2025 to September 30, 2026 was primarily due to the timing of project milestones.
The increase in our contract liabilities was primarily driven from an overall portfolio mix enabling client cash payments in advance.
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. Any subsequent revenue we recognize increases the contract asset balance. Revenue recognized for the three months ended September 30, 2026 and 2025 that was included in the contract liabilities balance as of December 31, 2025 and 2024 was $149.9 million and $170.0 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $989.6 million and $1,120.0 million, respectively.
The net impact of changes in contract estimates on gross profit was favorable by $8.5 million and $47.9 million for the three and nine months ended September 30, 2026, respectively, and favorable by $1.3 million and $139.0 million, for the corresponding prior-year periods.

For the three and nine months ended September 30, 2026, cost estimate revisions on certain projects resulted in a material unfavorable impact on gross profit of $92.9 million and $169.2 million, which was partially offset by immaterial net favorable updates across the project portfolio totaling $101.4 million and $217.1 million, respectively. For the nine months ended September 30, 2025,cost estimate revisions on certain projects resulted in a material favorable impact on gross profit of $120.2 million, with additional immaterial net favorable updates across the remaining project portfolio of $18.8 million. For the three months ended September 30, 2025, there were no projects with individually material impacts.
Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations (“RUPO”) represent the portion of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the reporting date and reflect only the contract term for which the Company has present enforceable rights and obligations. As of September 30, 2026, RUPO was $15.1 billion. TechnipFMC expects to recognize revenue associated with these remaining performance obligations of approximately $2.0 billion, during the remainder of 2026, $5.9 billion in 2027, and $7.2 billion thereafter.
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

Information by business segment
The following presents financial information on our business segments:

	Three Months Ended September 30,
	2026			2025
(In millions)	Subsea	Surface Technologies	Total	Subsea	Surface Technologies	Total
Revenue	$2,600.0	$295.8	$2,895.8	$2,319.2	$328.1	$2,647.3
Less:
Cost of sales(a)	1,935.5	229.5		1,786.9	260.2
Other segment items(b)	141.9	24.9		131.0	31.1
Operating profit	$522.6	$41.4		$401.3	$36.8

	Nine Months Ended September 30,
	2026			2025
(In millions)	Subsea	Surface Technologies	Total	Subsea	Surface Technologies	Total
Revenue	$7,295.3	$856.3	$8,151.6	$6,471.7	$943.9	$7,415.6
Less:
Cost of sales(a)	5,496.2	669.6		5,027.6	744.2
Other segment items(b)	441.0	69.2		414.6	109.3
Operating profit	$1,358.1	$117.5		$1,029.5	$90.4
(a)These significant expenses are easily computable from profit measures that are regularly provided to the chief operating decision maker.
(b)Other segment items include selling, general and administrative expense, research and development expense, income from equity affiliates and restructuring, impairment and other expenses.

The following is a reconciliation of total segment operating profit to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Subsea	$522.6	$401.3	$1,358.1	$1,029.5
Surface Technologies	41.4	36.8	117.5	90.4
Total segment operating profit	564.0	438.1	$1,475.6	$1,119.9

Corporate items
Corporate expense(a)	(28.8)	(28.0)	(92.3)	(80.4)
Net interest expense	(3.6)	(10.6)	(13.2)	(34.9)
Foreign exchange losses, net	(8.6)	(12.5)	(15.1)	(12.5)
Total corporate items	(41.0)	(51.1)	(120.6)	(127.8)
Income before income taxes(b)	$523.0	$387.0	$1,355.0	$992.1
(a)Corporate expense primarily includes corporate staff expenses, share-based compensation expenses, and other administrative expenses.
(b)Includes amounts attributable to non-controlling interests.

Segment assets were as follows:

(In millions)	September 30, 2026	December 31, 2025
Segment assets
Subsea	$7,442.1	$6,900.3
Surface Technologies	1,160.1	1,145.6
Total segment assets	8,602.2	8,045.9
Corporate (a)	1,833.6	2,072.3
Total assets	$10,435.8	$10,118.2
(a)Corporate includes cash, deferred income tax balances, property, plant and equipment, intangible assets, assets not associated with a specific segment, and the fair value of derivative financial instruments.
Other business segment information is as follows:

	Capital Expenditures		Depreciation and Amortization		Research and Development Expense
	Three Months Ended September 30,
(In millions)	2026	2025	2026	2025	2026	2025
Subsea	$50.2	$56.5	$88.9	$102.5	$29.2	$20.9
Surface Technologies	10.8	15.1	11.6	15.7	0.9	1.6
Subtotal	61.0	71.6	100.5	118.2	30.1	22.5
Corporate	—	5.7	0.2	—	—	—
Total	$61.0	$77.3	$100.7	$118.2	$30.1	$22.5

	Capital Expenditures		Depreciation and Amortization		Research and Development Expense
	Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025	2026	2025
Subsea	$154.7	$162.4	$265.9	$293.5	$70.5	$52.0
Surface Technologies	21.8	36.3	35.1	42.1	3.1	3.7
Subtotal	176.5	198.7	301.0	335.6	73.6	55.7
Corporate	0.2	24.0	0.4	0.3	—	—
Total	$176.7	$222.7	$301.4	$335.9	$73.6	$55.7

NOTE 5. EARNINGS PER SHARE
The following table reconciles the number of shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net income attributable to TechnipFMC plc	$418.4	$309.7	$1,041.6	$721.2

Weighted average number of shares outstanding	391.6	409.5	395.9	415.3
Dilutive effect of awards granted under our stock incentive plans	6.6	6.2	6.7	7.5
Total shares and dilutive securities	398.2	415.7	402.6	422.8

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
The table below summarizes the amortized cost basis of financial assets by years of origination and credit quality.

	September 30, 2026			December 31, 2025
(In millions)	Credit rating	Year of origination	Balance	Credit rating	Year of origination	Balance
Loans receivables and other	Moody’s rating Aa3 - Ba1	2022-2026	$131.7	Moody’s rating Aa3 - Ba1	2022-2025	$129.1
Total financial assets			$131.7			$129.1
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
The table below shows the roll-forward of allowance for credit losses for trade receivables as of September 30, 2026 and 2025, respectively.

(In millions)	2026	2025
Allowance for credit losses at January 1,	$45.3	$43.4
Current period provision (release) for expected credit losses	(3.7)	11.4
Recoveries	(1.1)	$(7.1)
Allowance for credit losses at September 30,	$40.5	$47.7
Trade receivables are due in one year or less. Certain financial assets were past due as of the reporting date; however, none were on non-accrual status, and the related credit risk is reflected in the allowance for expected credit losses.
NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Raw materials	$448.5	$414.6
Work in process	237.5	212.6
Finished goods	549.2	525.8
Inventories, net	$1,235.2	$1,153.0

NOTE 8. OTHER CURRENT ASSETS & OTHER CURRENT LIABILITIES
Other current assets consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Value-added tax receivables	$127.0	$228.1
Advances paid to suppliers	101.9	112.1
Prepaid expenses	101.5	98.5
Withholding tax and other receivables	81.9	78.3
Other	29.8	27.8
Total other current assets	$442.1	$544.8
Other current liabilities consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Accrued payroll	$202.2	$202.1
Compensation accrual	137.4	159.3
Social security and payroll taxes	81.7	103.7
Value-added tax and other taxes payable	73.4	53.7
Warranty accruals and project contingencies	70.9	82.6
Legal provisions	55.6	59.1
Consideration payable	55.4	55.6
Provisions for operational commitments	36.2	59.6
Other accrued liabilities	123.0	98.0
Total other current liabilities	$835.8	$873.7
NOTE 9. INVESTMENTS
Income from equity affiliates, which is included in our Subsea segment, was $8.0 million and $9.8 million for the three months ended September 30, 2026 and 2025, respectively, and $26.3 million and $29.5 million, for the nine months ended September 30, 2026 and 2025, respectively.
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
Dofcon Navegacao Ltda. and Techdof Brasil AS have debts related to loans on their vessels. TechnipFMC and DOF provide guarantees for the debts, and our share of the guarantees was $266.4 million as of September 30, 2026.

NOTE 10. DEBT
Overview
Debt consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
4.00% 2012 Private Placement Notes due 2027	$85.3	$88.1
4.00% 2012 Private Placement Notes due 2032	113.7	117.3
3.75% 2013 Private Placement Notes due 2033	113.7	117.3
Bank borrowings and other	94.7	111.0
Unamortized debt issuance costs and discounts	(3.4)	(3.7)
Total debt	$404.0	$430.0
Less: Short-term debt and current portion of long-term debt	121.5	34.3
Long-term debt	$282.5	$395.7
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
Availability of borrowings under the Credit Agreement is reduced by outstanding commercial paper and letters of credit issued against the facility. As of September 30, 2026, there were no letters of credit or commercial paper outstanding, and our availability under the Credit Agreement was $1.25 billion.

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
As of September 30, 2026, TechnipFMC was in compliance with all debt covenants.
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts - The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our condensed consolidated balance sheets. As of September 30, 2026, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	1,279.3	1,454.2
British pound	1,029.6	1,368.3
Norwegian krone	8,975.9	936.2
Australian dollar	441.3	307.7
Singapore dollar	69.3	54.3
Brazilian real	(270.8)	(52.3)
Canadian dollar	(109.8)	(77.5)
Malaysian ringgit	(420.8)	(103.1)
U.S. dollar	(3,999.9)	(3,999.9)
Foreign exchange rate instruments embedded in purchase and sale contracts - The purpose of these instruments is to match offsetting currency payments and receipts for particular projects or comply with government restrictions on the currency used to purchase goods in certain countries. As of September 30, 2026, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	56.2	10.9
Euro	(11.0)	(12.5)
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

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

	September 30, 2026		December 31, 2025
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$341.6	$339.1	$404.4	$354.7
Long-term - Derivative financial instruments	194.9	221.3	179.2	202.4
Total derivatives designated as hedging instruments	536.5	560.4	583.6	557.1
Derivatives not designated as hedging instruments
Foreign exchange contracts
Current - Derivative financial instruments	$8.3	$27.4	$37.7	$3.6
Long-term - Derivative financial instruments	0.1	0.1	7.9	—
Total derivatives not designated as hedging instruments	8.4	27.5	45.6	3.6
Total derivatives	$544.9	$587.9	$629.2	$560.7
Cash flow hedges of forecasted transactions, net of tax, which qualify for hedge accounting, resulted in accumulated other comprehensive losses of $30.8 million and $44.0 million, as of September 30, 2026 and December 31, 2025, respectively. We expect to transfer an approximate $82.8 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2029.
The following table presents the gains (losses) recognized in OCI related to derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Foreign exchange contracts	$0.2	$(8.5)	$33.7	$95.7

The following table represents the effect of cash flow hedge accounting in the condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025:

(In millions)	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$(6.8)	$3.5	$(3.2)	$(3.0)	$5.9	$(2.1)
Amounts excluded from effectiveness testing	19.6	(29.3)	(26.0)	8.9	(6.4)	(1.9)
Total cash flow hedge gain (loss) recognized in income	12.8	(25.8)	(29.2)	5.9	(0.5)	(4.0)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	0.4	(0.6)	30.3	(0.3)	0.1	16.4
Total(a)	$13.2	$(26.4)	$1.1	$5.6	$(0.4)	$12.4

(In millions)	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
Total amount of income (expense) presented in the condensed consolidated statements of income associated with hedges and derivatives	Revenue	Cost of sales	Other income (expense), net	Revenue	Cost of sales	Other income (expense), net
Amounts reclassified from accumulated OCI to income (loss)	$8.9	$13.9	$8.7	$(25.8)	$31.4	$(11.0)
Amounts excluded from effectiveness testing	61.1	(64.1)	(61.9)	16.9	(1.3)	(22.1)
Total cash flow hedge gain (loss) recognized in income	70.0	(50.2)	(53.2)	(8.9)	30.1	(33.1)

Gain (loss) recognized in income on derivatives not designated as hedging instruments	2.3	(1.7)	37.6	(1.9)	0.2	48.3
Total(a)	$72.3	$(51.9)	$(15.6)	$(10.8)	$30.3	$15.2
(a) The total effect of cash flow hedge accounting on selling, general and administrative expense is not material for the three and nine months ended September 30, 2026 and 2025.

Balance Sheet Offsetting - We execute derivative contracts with counterparties that consent to a master netting agreement, which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually, and assets and liabilities are not offset. As of September 30, 2026 and December 31, 2025, we had no collateralized derivative contracts. The following tables present both gross and net information of recognized derivative instruments:

	September 30, 2026			December 31, 2025
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset, Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$544.9	$(298.4)	$246.5	$629.2	$(227.1)	$402.1
Derivative liabilities	$587.9	$(298.4)	$289.5	$560.7	$(227.1)	$333.6

NOTE 12. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2026				December 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments
Equity securities	$37.0	$37.0	$—	$—	$32.5	$32.5	$—	$—
Money market and stable value fund	5.5	—	4.6	—	3.6	—	3.1	—
Derivative financial instruments
Foreign exchange contracts	544.9	—	544.9	—	629.2	—	629.2	—
Total assets	$587.4	$37.0	$549.5	$—	$665.3	$32.5	$632.3	$—
Liabilities
Derivative financial instruments
Foreign exchange contracts	587.9	—	587.9	—	560.7	—	560.7	—
Total liabilities	$587.9	$—	$587.9	$—	$560.7	$—	$560.7	$—
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
Fair value of debt - We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of our private placement notes was $284.0 million and $296.4 million as of September 30, 2026 and December 31, 2025, respectively.
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
NOTE 13. INCOME TAXES
The provision for income taxes for the nine months ended September 30, 2026 and 2025 was $314.3 million and $269.6 million, respectively, resulting in effective tax rates of 23.2% and 27.2%, respectively. The decrease in effective tax rate is primarily due to the geographic distribution of earnings.
Our effective tax rate varies from period to period due to changes in the geographic mix of earnings, as foreign earnings can be subject to different tax rates than in the United Kingdom.
NOTE 14. STOCKHOLDERS’ EQUITY
On July 28, 2026, the Company announced that its Board of Directors has authorized and declared a quarterly cash dividend of $0.05 per share, payable on September 2, 2026 to shareholders and represents $0.20 per share on an annualized basis. The cash dividends paid during the three and nine months ended September 30, 2026 were $19.5 million and $59.2 million, respectively, and for the three and nine months ended September 30, 2025 were $20.5 million and $62.1 million, respectively.
On October 22, 2025, our Board of Directors authorized additional share repurchases of up to $2.0 billion, increasing the Company’s total share repurchase authorization to $3.8 billion. Pursuant to this share repurchase program, we repurchased $320.0 million and $1,004.9 million during the three and nine months ended September 30, 2026, respectively, and $250.1 million and $750.2 million during the three and nine months ended September 30, 2025, respectively.
Based upon the remaining repurchase authority of $1.2 billion and the closing stock price as of September 30, 2026, approximately 17.2 million ordinary shares could be subject to repurchase. Since the initial share repurchase authorization in July 2022, we have purchased an aggregate amount of $2.6 billion of ordinary shares through September 30, 2026. All repurchased shares were cancelled.
Accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
June 30, 2026	$(1,195.2)	$(33.5)	$(144.4)	$(1,373.1)	$(7.2)
Other comprehensive income (loss) before reclassifications, net of tax	17.3	0.1	(0.4)	17.0	—
Reclassification adjustment for net losses included in net income (loss), net of tax	—	2.6	1.0	3.6	—
Other comprehensive income, net of tax	17.3	2.7	0.6	20.6	—
September 30, 2026	$(1,177.9)	$(30.8)	$(143.8)	$(1,352.5)	$(7.2)

June 30, 2025	$(1,175.1)	$(16.2)	$(155.8)	$(1,347.1)	$(5.9)
Other comprehensive income (loss) before reclassifications, net of tax	19.9	(2.5)	2.6	20.0	(0.1)
Reclassification adjustment for net (gains) losses included in net income (loss), net of tax	—	(1.7)	2.4	0.7	—
Other comprehensive income (loss), net of tax	19.9	(4.2)	5.0	20.7	(0.1)
September 30, 2025	$(1,155.2)	$(20.4)	$(150.8)	$(1,326.4)	$(6.0)

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss Attributable to TechnipFMC plc	Accumulated Other Comprehensive Loss Attributable to Non-Controlling Interest
December 31, 2025	$(1,176.4)	$(44.0)	$(137.0)	$(1,357.4)	$(5.9)
Other comprehensive income (loss) before reclassifications, net of tax	(1.5)	41.7	(9.5)	30.7	(1.3)
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	(28.5)	2.7	(25.8)	—
Other comprehensive income (loss), net of tax	(1.5)	13.2	(6.8)	4.9	(1.3)
September 30, 2026	$(1,177.9)	$(30.8)	$(143.8)	$(1,352.5)	$(7.2)

December 31, 2024	$(1,386.3)	$(131.6)	$(154.9)	$(1,672.8)	$(6.2)
Other comprehensive income (loss) before reclassifications, net of tax	231.1	107.4	(3.1)	335.4	0.2
Reclassification adjustment for net losses included in net income, net of tax	—	3.8	7.2	11.0	—
Other comprehensive income, net of tax	231.1	111.2	4.1	346.4	0.2
September 30, 2025	$(1,155.2)	$(20.4)	$(150.8)	$(1,326.4)	$(6.0)
Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified out of Accumulated Other Comprehensive Income (loss)				Affected Line Item in the Condensed Consolidated Statements of Income
Gains (losses) on hedging instruments
Foreign exchange contracts	$(6.8)	$(3.0)	$8.9	$(25.8)	Revenue
	3.5	5.9	13.9	31.4	Cost of sales
	(3.1)	(2.0)	8.7	(11.0)	Other income (expense), net
	(6.4)	0.9	31.5	(5.4)
	(3.8)	(0.8)	3.0	(1.6)	Provision (benefit) for income taxes
	$(2.6)	$1.7	$28.5	$(3.8)
Pension and other post-retirement benefits
Amortization of prior service credit (cost)	$—	$(0.1)	$(0.1)	$(0.2)	Other income (expense), net(a)
Amortization of net actuarial loss	(1.3)	(3.0)	(3.3)	(9.0)	Other income (expense), net(a)
	(1.3)	(3.1)	(3.4)	(9.2)
	(0.3)	(0.7)	(0.7)	(2.0)	Provision (benefit) for income taxes
	$(1.0)	$(2.4)	$(2.7)	$(7.2)
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

In 2025, our Board of Directors granted one-time PSU awards under the shareholder approved Value Creation Plan (“VCP”) to certain executives with overall payout capped at 3.6 million PSUs. As of September 30, 2026, the performance-based vesting condition, return on invested capital ("ROIC"), was considered probable.
During 2026, the Compensation and Talent (“C&T”) Committee reviewed the Company's performance results under the VCP and determined that the ROIC target had been achieved and, based on the applicable 12-month volume weighted average share price ("VWAP"), approved the vesting of approximately 2.3 million PSUs under the VCP in July 2026 and the remaining 1.3 million PSUs in October 2026. The October 2026 determination was based on ROIC for the 12-month period ended September 30, 2026, which was 80% higher than before the VCP was adopted. Accordingly, all 3.6 million PSUs granted under the VCP have vested.
Share-based compensation expense for non-vested performance stock units, restricted stock units, and VCP awards was $31.5 million and $102.9 million for the three and nine months ended September 30, 2026, respectively, and $15.2 million and $46.7 million for the three and nine months ended September 30, 2025, respectively.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, trade in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. As of September 30, 2026 and December 31, 2025, the amounts due to suppliers participating in the SCF were $137.9 million and $123.2 million, respectively.
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
Guarantees made by our consolidated subsidiaries consisted of the following:

(In millions)	September 30, 2026
Financial guarantees(a)	$218.8
Performance guarantees(b)	1,923.4
Maximum potential undiscounted payments	$2,142.2
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
Contingent liabilities associated with liquidated damages - Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately recognized probable liquidated damages as of September 30, 2026 and December 31, 2025, and that the ultimate resolution of such matters will not materially affect our condensed consolidated financial position, results of operations, or cash flows.
NOTE 18. RELATED PARTY TRANSACTIONS
Trade receivables, payables, revenues, and expenses, which are included in our condensed consolidated financial statements for all transactions with related parties, were not material as of and for the three and nine months ended September 30, 2026 and the comparable period of the prior year. Related parties are defined as entities related to our directors, officers, and main shareholders as well as the partners of our consolidated joint ventures.
Loan receivables from Dofcon, including accrued interest, were $97.2 million and $98.9 million as of September 30, 2026 and December 31, 2025, respectively.
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
NOTE 20. SUBSEQUENT EVENTS
On October 27, 2026, the Company announced that its Board of Directors has authorized and declared a quarterly cash dividend of $0.05 per share, payable on December 2, 2026 to shareholders of record as of the close of business on the New York Stock Exchange on November 17, 2026, which is also the ex-dividend date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Overall Outlook - The global economy is expected to show moderate growth in 2026, led by India, China, and the United States. Resilient consumer spending and continued investment in artificial intelligence (AI) should be essential drivers of economic growth. Military activity in the Middle East, shifting trade and inflation dynamics, more restrictive monetary policies, and an uneven global recovery present risk to the growth outlook.
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

In our New Energy business, we are executing multiple first-of-its-kind project awards, including the Mero 3 HISEP® project for Petrobras offshore Brazil. This project is enabling the capture, processing, and reinjection of CO2-rich dense gases on the seabed to reduce emission intensity while increasing production. In the United Kingdom, we are executing the first all-electric, subsea integrated engineering, procurement, construction and installation (“iEPCI®”) for carbon capture and storage for the Northern Endurance Partnership, a joint venture between bp, Equinor, and TotalEnergies.

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

Surface Technologies – North American activity is among the most impacted by commodity prices given the relatively high cost of development in the region. Our surface activities on U.S. land represented less than five percent of total Company revenue in 2025.

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

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended
	September 30,		Change
(In millions, except %)	2026	2025	$	%
Revenue	$2,895.8	$2,647.3	$248.5	9.4

Costs and expenses
Cost of sales	2,167.1	2,043.5	123.6	6.0
Selling, general and administrative expense	182.7	173.2	9.5	5.5
Research and development expense	30.1	22.5	7.6	33.8
Restructuring, impairment and other expenses	0.5	3.1	(2.6)	(83.9)
Total costs and expenses	2,380.4	2,242.3	138.1	6.2

Other income (expense), net	3.2	(17.2)	20.4	118.6
Income from equity affiliates	8.0	9.8	(1.8)	(18.4)
Net interest expense	(3.6)	(10.6)	7.0	66.0
Income before income taxes	523.0	387.0	136.0	35.1
Provision for income taxes	104.3	76.1	28.2	37.1
Net income	418.7	310.9	107.8	34.7
Net (income) attributable to non-controlling interests	(0.3)	(1.2)	0.9	75.0
Net Income attributable to TechnipFMC plc	$418.4	$309.7	$108.7	35.1
Revenue
Revenue increased by $248.5 million during the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to $280.8 million higher Subsea revenue. This growth was driven by the conversion of backlog, with backlog being 17.4% higher at December 31, 2025, when compared to December 31, 2024, resulting in increased revenue activity across iEPCI®, SPS supply and Services activities, particularly in Latin America, Asia Pacific, and the Middle East. This increase was partially offset by lower activity in North America and Africa.
Gross Profit
Gross profit (revenue less cost of sales) increased to $728.7 million during the three months ended September 30, 2026, compared to $603.8 million in the prior-year period. The increase was primarily attributable to an increase in Subsea gross profit of $132.4 million, of which $66.3 million was due to favorable activity mix and $66.1 million was due to volume increase.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $9.5 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily driven by higher share-based compensation expenses.
Restructuring, impairment and other expenses
Restructuring, impairment and other expenses decreased by $2.6 million compared to the prior-year period. This decrease was primarily due to impairments of tangible assets and restructuring during the three months ended September 30, 2025.
Other Income (Expense), Net
Other income (expense), net decreased $20.4 million year-over-year, primarily due to lower non-operating charges and foreign currency losses. Other expense, net primarily includes foreign currency remeasurement gains and losses on net monetary assets and liabilities, gains and losses on sales of property, plant and equipment, and other non-operating items.

Net Interest Expense
Net interest expense of $3.6 million decreased by $7.0 million in the three months ended September 30, 2026, compared to the same period in 2025, primarily due to the net decrease in outstanding debt year-over-year.
Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2026 and 2025 was $104.3 million and $76.1 million, respectively, resulting in effective tax rates of 19.9% and 19.7%, respectively. The change in effective tax rate is primarily due to the geographic distribution of earnings.

CONSOLIDATED RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2026	2025	$	%
Revenue	$8,151.6	$7,415.6	$736.0	9.9

Costs and expenses
Cost of sales	6,152.9	5,753.6	399.3	6.9
Selling, general and administrative expense	567.9	530.6	37.3	7.0
Research and development expense	73.6	55.7	17.9	32.1
Restructuring, impairment and other expenses	6.1	20.7	(14.6)	(70.5)
Total costs and expenses	6,800.5	6,360.6	439.9	6.9

Other expense, net	(9.2)	(57.5)	48.3	84.0
Income from equity affiliates	26.3	29.5	(3.2)	(10.8)
Net interest expense	(13.2)	(34.9)	21.7	62.2
Income before income taxes	1,355.0	992.1	362.9	36.6
Provision for income taxes	314.3	269.6	44.7	16.6
Net income	1,040.7	722.5	318.2	44.0
Net (income) loss attributable to non-controlling interests	0.9	(1.3)	2.2	N/M
Net income attributable to TechnipFMC plc	$1,041.6	$721.2	$320.4	44.4
Revenue
Revenue increased by $736.0 million during the nine months ended September 30, 2026, compared to the prior-year period. The increase was primarily attributable $823.6 million higher Subsea revenue. This growth was driven by the conversion of backlog, with backlog being 17.4% higher at December 31, 2025, when compared to December 31, 2024, resulting in increased revenue activity across iEPCI®, SPS supply and Services activities, particularly in Latin America, Africa, and the Middle East. This increase was partially offset by lower activity in North America.
Gross Profit
Gross profit (revenue less cost of sales) increased to $1,998.7 million during the nine months ended September 30, 2026, compared to $1,662.0 million in the prior-year period. The increase was primarily attributable to an increase in Subsea gross profit of $355.1 million, of which $184.0 million was due to volume increase and $171.1 million was due to favorable activity mix.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $37.3 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by higher share-based compensation expenses of $56.2 million, partially offset by lower personnel and other administrative costs.
Restructuring, impairment and other expenses
Restructuring, impairment and other expenses decreased by $14.6 million year-over-year, primarily due to $17.1 million of business transformation initiatives within Surface Technologies incurred in the prior-year period.
Other Expense, Net
Other expense, net decreased $48.3 million year-over-year, primarily due to lower other non-operating charges of $42.7 million and $8.3 million increase in gains on disposal of fixed assets.

Net Interest Expense
Net interest expense of $13.2 million decreased by $21.7 million in the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the reduction in outstanding debt year-over-year.
Provision for Income Taxes
The provision for income taxes for the nine months ended September 30, 2026 and 2025 was $314.3 million and $269.6 million, respectively, resulting in effective tax rates of 23.2% and 27.2%, respectively. The decrease in effective tax rate is primarily due to the geographic distribution of earnings.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Subsea

	Three Months Ended
	September 30,		Change
(In millions, except % and pts.)	2026	2025	$	%
Revenue	$2,600.0	$2,319.2	$280.8	12.1
Operating profit	$522.6	$401.3	$121.3	30.2

Operating profit as a percentage of revenue	20.1%	17.3%		2.8 pts.
Subsea revenue increased by $280.8 million during the three months ended September 30, 2026, compared to the same period in 2025, driven by increased backlog in 2025 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. The increase in revenue was driven by iEPCI® and SPS supply and Services activities, primarily $230.1 million from Latin America, $89.8 million from Asia Pacific, and $76.8 million from the Middle East. The rest of the world contributed a net decrease of $115.9 million primarily driven by project completions mainly in North America and Africa.
Subsea operating profit for the three months ended September 30, 2026 increased by $121.3 million compared to the prior-year period. This was largely due to favorable activity mix, which contributed $66.2 million, and higher volume, which added $66.1 million. These improvements were partially offset by a $10.9 million increase in operating expense related to higher activity.

Surface Technologies

	Three Months Ended
	September 30,		Change
(In millions, except % and pts.)	2026	2025	$	%
Revenue	$295.8	$328.1	$(32.3)	(9.8)
Operating profit	$41.4	$36.8	$4.6	12.5

Operating profit as a percentage of revenue	14.0%	11.2%		2.8 pts.
Surface Technologies revenue decreased by $32.3 million during the three months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to lower activity in the Middle East, resulting in a $20.6 million reduction in revenue driven by project timing and regional conflict. Revenue in other international markets decreased by $11.2 million due to project timing and lower activity in Europe and Africa.
Surface Technologies operating profit for the three months ended September 30, 2026 increased by $4.6 million compared to the prior-year period. The increase was primarily driven by $5.7 million of higher profitability in North America and international markets.

Corporate Expense

	Three Months Ended
	September 30,		Change
(In millions, except %)	2026	2025	$	%
Corporate expense	$(28.8)	$(28.0)	$(0.8)	(2.9)
Corporate expense was substantially unchanged compared to the prior-year period.

SEGMENT RESULTS OF OPERATIONS OF TECHNIPFMC PLC
NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Subsea

	Nine Months Ended
	September 30,		Change
(In millions, except % and pts.)	2026	2025	$	%
Revenue	$7,295.3	$6,471.7	$823.6	12.7
Operating profit	$1,358.1	$1,029.5	$328.6	31.9

Operating profit as a percentage of revenue	18.6%	15.9%		2.7 pts.
Subsea revenue increased by $823.6 million during the nine months ended September 30, 2026, compared to the same period in 2025, driven by increased backlog during 2025 related to higher energy demand and upstream spending, further aided by our unique commercial offerings. The increase in revenue was driven by iEPCI®, SPS supply and Services activities, primarily $607.0 million from Latin America, $162.6 million from Africa, and $159.5 million from the Middle East. The rest of the world contributed a net decrease of $105.5 million, primarily driven by project completions mainly in North America.
Subsea operating profit for the nine months ended September 30, 2026 increased by $328.6 million compared to the prior-year period. This was largely due to higher volume, which contributed $184.0 million, and favorable activity mix, which added $171.1 million. These improvements were partially offset by a $26.3 million increase in operating expense related to higher activity.

Surface Technologies

	Nine Months Ended
	September 30,		Change
(In millions, except % and pts.)	2026	2025	$	%
Revenue	$856.3	$943.9	$(87.6)	(9.3)
Operating profit	$117.5	$90.4	$27.1	30.0

Operating profit as a percentage of revenue	13.7%	9.6%		4.1 pts.
Surface Technologies revenue decreased by $87.6 million during the nine months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to a $72.3 million reduction in revenue in the Middle East due to project timing and the regional conflict. Revenue in North America and other international markets decreased by $15.3 million, due to lower drilling and completion activity.

Surface Technologies operating profit for the nine months ended September 30, 2026 increased by $27.1 million, compared to the same period in 2025. This was primarily due to favorable mix from international markets, which contributed $10.8 million, together with the absence of $20.1 million of business transformation activities incurred in the prior-year period. These favorable impacts were partially offset by a $3.9 million reduction in operating profit due to lower activity levels in the Middle East and North America.

Corporate Expense

	Nine Months Ended
	September 30,		Change
(In millions, except %)	2026	2025	$	%
Corporate expense	$(92.3)	$(80.4)	$(11.9)	(14.8)
Corporate expense increased by $11.9 million, compared to the prior-year period, primarily driven by an increase in share-based compensation expense recognized during the first quarter of 2026.
INBOUND ORDERS AND ORDER BACKLOG
Inbound orders - Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Subsea	$2,051.5	$2,381.5	$6,462.3	$7,720.1
Surface Technologies	268.0	266.6	736.2	848.1
Total inbound orders	$2,319.5	$2,648.1	$7,198.5	$8,568.2
Order backlog - Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Backlog reflects the current expectations of project execution.

	Order Backlog
(In millions)	September 30, 2026	December 31, 2025
Subsea	$15,487.0	$15,871.7
Surface Technologies	578.8	699.9
Total order backlog	$16,065.8	$16,571.6
Subsea - Subsea backlog of $15,487.0 million as of September 30, 2026 decreased by $384.7 million compared to December 31, 2025, and was composed of various subsea projects, including TotalEnergies Mozambique LNG and GranMorgu; bp Tiber, Kaskida and NEP; Petrobras Mero 3 HISEP® and Global 24; Shell Orca; Equinor Raia and Johan Sverdrup Phase 3; ExxonMobil Hammerhead and Whiptail; Vår Energi Ofelia & Gjøa Nord; ENI Coral North and Baleine Phase 3; Azule Greater PAJ and West Hub Tails and Woodside Great Western Flank Phase 4.
Surface Technologies - Order backlog for Surface Technologies as of September 30, 2026 decreased by $121.1 million compared to December 31, 2025. Surface Technologies’ backlog of $578.8 million as of September 30, 2026, was composed primarily of projects for customers in the Middle East, namely ADNOC and Saudi Aramco. The remaining backlog was composed of various projects in the rest of the world.
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
The following table provides a reconciliation of our cash and cash equivalents to net cash, utilizing details of classifications from our condensed consolidated balance sheets:

(In millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,049.3	$1,031.9
Short-term debt and current portion of long-term debt	(121.5)	(34.3)
Long-term debt, less current portion	(282.5)	(395.7)
Net cash	$645.3	$601.9
Cash Flows
Operating cash flows - Operating activities provided $1,411.2 million and $1,311.0 million during the nine months ended September 30, 2026 and 2025, respectively. The increase of $100.2 million in cash from operating activities was primarily driven by higher net income and increases in accounts payable, partially offset by increases in trade receivables and contract assets and lower contract liability inflows in the nine months ended September 30, 2026 compared to the same period in 2025.

Investing cash flows - Investing activities required $165.7 million and $211.0 million during the nine months ended September 30, 2026 and 2025, respectively. The decrease of $45.3 million in cash used by investing activities was primarily driven by a $46.0 million reduction in capital expenditures in the nine months ended September 30, 2026 compared to the same period in 2025.
Financing cash flows - Financing activities required $1,228.2 million and $1,412.4 million during the nine months ended September 30, 2026 and 2025, respectively. The decrease of $184.2 million in cash used by financing activities was primarily driven by a $480.6 million reduction in debt repayments and an increase of $37.9 million from hedging settlements. These decreases were partially offset by increases of $254.7 million in share repurchases and $77.6 million in payments of taxes withheld on share-based compensation in the nine months ended September 30, 2026 compared to the same period in 2025.
Debt and Liquidity
We are committed to maintaining a capital structure that provides sufficient cash resources to support future operating and investment plans. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
Availability of borrowings under the Revolving Credit Facility is reduced by outstanding commercial paper and letters of credit issued against the facility. As of September 30, 2026, there were no letters of credit or commercial paper outstanding, and our availability under the Revolving Credit Facility was $1,250.0 million.
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

As of September 30, 2026, TechnipFMC was in compliance with all debt covenants. See Note 10 to our condensed consolidated financial statements for further detail.

Dividends - The cash dividends paid during the nine months ended September 30, 2026 were $59.2 million. We intend to pay dividends on a quarterly basis, subject to review and approval by our Board of Directors in its sole discretion.
On October 27, 2026, the Company announced that its Board of Directors has authorized and declared a quarterly cash dividend of $0.05 per share, payable on December 2, 2026 to shareholders of record as of the close of business on the New York Stock Exchange on November 17, 2026, which is also the ex-dividend date.
Share Repurchase - We repurchased $1,004.9 million of ordinary shares during the nine months ended September 30, 2026. Based upon the remaining repurchase authority of $1.2 billion and the closing stock price as of September 30, 2026, approximately 17.2 million ordinary shares could be subject to repurchase. All shares repurchased were cancelled.
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
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2026, there were no changes to our identified critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to market risk has not changed materially since December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective with respect to (i) the accumulation and communication to our management, including our CEO and our CFO, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2026.
The following table summarizes repurchases of our ordinary shares during the three months ended September 30, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2026 to July 31, 2026	1,015,736	$68.12	1,015,736	19,846,062
August 1, 2026 to August 31, 2026	1,739,903	$74.72	1,739,903	16,534,257
September 1, 2026 to September 30, 2026	1,634,998	$73.86	1,634,998	17,246,280
Total	4,390,637	$72.87	4,390,637
(a)In October 2025, the Board of Directors authorized additional share repurchases of up to $2.0 billion, increasing our total share repurchase authorization to $3.8 billion. For the three months ended September 30, 2026, we repurchased 4,390,637 shares for a total cost of $320.0 million at an average price of $72.87 per share.
(b)Based upon the remaining repurchase authority and the closing stock price as of the last trading date of the respective period.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, certain of our officers adopted Rule 10b5-1 trading arrangements (each, a “Rule 10b5-1 Plan”). Rule 10b5-1 Plans allow our directors or officers to transact in Company equity pursuant to a non-discretionary written plan adopted at a time when the director or officer is not in possession of material, nonpublic information and require a waiting period of at least 90 days prior to the first trade.

			Plans
Name and Title	Action	Adoption Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Maximum Number of Ordinary Shares to be Sold	Expiration	Duration (in days)
Douglas J. Pferdehirt Chair and Chief Executive Officer	Adoption	9/21/2026	X		1,824,134	The earlier of (i) the date when all securities under the plan are sold and (ii) September 21, 2027	365
Cristina Aalders Executive Vice President, Chief Legal Officer, and Secretary	Adoption	9/21/2026	X		44,844	The earlier of (i) the date when all securities under the plan are sold and (ii) September 21, 2027	365
Thierry Conti President, EMS	Adoption	9/21/2026	X		95,645	The earlier of (i) the date when all securities under the plan are sold and (ii) September 21, 2027	365
Jonathan D. Landes President, Subsea	Adoption	9/21/2026	X		134,834	The earlier of (i) the date when all securities under the plan are sold and (ii) September 21, 2027	365
Justin Rounce Executive Vice President and Chief Technology Officer	Adoption	9/21/2026	X		164,507	The earlier of (i) the date when all securities under the plan are sold and (ii) September 21, 2027	365
Alfredo Sanchez President, Surface Technologies	Adoption	9/21/2026	X		9,552	The earlier of (i) the date when all securities under the plan are sold and (ii) September 21, 2027	365
Valeria Santos Executive Vice President, People and Culture	Adoption	9/21/2026	X		8,875	The earlier of (i) the date when all securities under the plan are sold and (ii) September 21, 2027	365
David Light Senior Vice President, Controller and Chief Accounting Officer	Adoption	9/21/2026	X		8,756	The earlier of (i) the date when all securities under the plan are sold and (ii) September 21, 2027	365
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechnipFMC plc
(Registrant)

/s/ David Light
David Light
Senior Vice President, Controller, and Chief Accounting Officer (Chief Accounting Officer and a Duly Authorized Officer)
Date: October 29, 2026